Form 10-Q
period 2012-09-30
Federal Home Loan Bank of San Francisco
filed 2012-11-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2012
Class B Stock, par value $100	92,203,459

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$2	$3,494
Securities purchased under agreements to resell	3,000	—
Federal funds sold	7,427	5,366
Trading securities(a)	3,540	2,808
Available-for-sale securities(a)	7,969	9,613
Held-to-maturity securities (fair values were $18,599 and $21,414, respectively)(b)	18,421	21,581
Advances (includes $7,385 and $8,684 at fair value under the fair value option, respectively)	51,825	68,164
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $6, respectively	1,411	1,829
Accrued interest receivable	130	180
Premises, software, and equipment, net	26	30
Derivative assets, net	345	400
Other assets	93	87
Total Assets	$94,189	$113,552
Liabilities:
Deposits	$179	$156
Consolidated obligations:
Bonds (includes $28,972 and $15,712 at fair value under the fair value option, respectively)	73,371	83,350
Discount notes	9,728	19,152
Total consolidated obligations	83,099	102,502
Mandatorily redeemable capital stock	4,770	5,578
Accrued interest payable	260	241
Affordable Housing Program payable	147	150
Derivative liabilities, net	62	73
Other liabilities	92	147
Total Liabilities	88,609	108,847
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
45 shares and 48 shares, respectively	4,464	4,795
Unrestricted retained earnings	204	—
Restricted retained earnings	1,979	1,803
Total Retained Earnings	2,183	1,803
Accumulated other comprehensive income/(loss)	(1,067)	(1,893)
Total Capital	5,580	4,705
Total Liabilities and Capital	$94,189	$113,552

(a)	At September 30, 2012, and December 31, 2011, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $20 at September 30, 2012, and $33 at December 31, 2011, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest Income:
Advances	$124	$165	$414	$527
Prepayment fees on advances, net	18	2	41	12
Securities purchased under agreements to resell	2	—	3	—
Federal funds sold	3	5	9	19
Trading securities	6	7	19	19
Available-for-sale securities	77	81	243	154
Held-to-maturity securities	123	153	371	546
Mortgage loans held for portfolio	18	31	60	87
Total Interest Income	371	444	1,160	1,364
Interest Expense:
Consolidated obligations:
Bonds	141	166	445	540
Discount notes	5	8	18	28
Mandatorily redeemable capital stock	6	2	20	8
Total Interest Expense	152	176	483	576
Net Interest Income	219	268	677	788
Provision for/(reversal of) credit losses on mortgage loans	—	—	(1)	3
Net Interest Income After Mortgage Loan Loss Provision	219	268	678	785
Other Income/(Loss):
Net gain/(loss) on trading securities	(5)	(3)	(10)	(4)
Total other-than-temporary impairment (OTTI) loss	(17)	(138)	(46)	(342)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	13	37	12	(31)
Net OTTI loss, credit-related	(4)	(101)	(34)	(373)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	6	72	6	52
Net gain/(loss) on derivatives and hedging activities	(33)	(165)	(103)	(236)
Other	2	—	5	3
Total Other Income/(Loss)	(34)	(197)	(136)	(558)
Other Expense:
Compensation and benefits	16	17	48	49
Other operating expense	12	9	35	30
Federal Housing Finance Agency	3	1	10	6
Office of Finance	1	2	4	5
Other	1	2	2	3
Total Other Expense	33	31	99	93
Income/(Loss) Before Assessments	152	40	443	134
REFCORP	—	—	—	17
Affordable Housing Program	15	4	46	12
Total Assessments	15	4	46	29
Net Income/(Loss)	$137	$36	$397	$105
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net Income/(Loss)	$137	$36	$397	$105
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on available-for-sale securities	—	—	(1)	2
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(15)	(147)	(28)	(2,648)
Net change in fair value of other-than-temporarily impaired securities	512	(53)	832	875
Reclassification of non-credit-related OTTI loss included in net income/(loss)	2	19	13	68
Total net non-credit-related OTTI loss on available-for-sale securities	499	(181)	817	(1,705)
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(15)	(57)	(25)	(193)
Reclassification of non-credit-related OTTI loss included in net income/(loss)	—	1	—	156
Accretion of non-credit-related OTTI loss	2	10	7	263
Non-credit-related OTTI loss transferred to available-for-sale securities	15	147	28	2,648
Total net non-credit-related OTTI loss on held-to-maturity securities	2	101	10	2,874
Total other comprehensive income/(loss)	501	(80)	826	1,171
Total Comprehensive Income/(Loss)	$638	$(44)	$1,223	$1,276

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	2	182					182
Repurchase/redemption of capital stock	(9)	(844)					(844)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(27)	(2,686)					(2,686)
Comprehensive income/(loss)			86	19	105	1,171	1,276
Cash dividends paid on capital stock (0.29%)			—	(19)	(19)		(19)
Balance, September 30, 2011	49	$4,934	$1,695	$—	$1,695	$(1,772)	$4,857
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	2	232					232
Repurchase/redemption of capital stock	(5)	(555)					(555)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(8)					(8)
Comprehensive income/(loss)			176	221	397	826	1,223
Cash dividends paid on capital stock (0.49%)			—	(17)	(17)		(17)
Balance, September 30, 2012	45	$4,464	$1,979	$204	$2,183	$(1,067)	$5,580

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2012	2011
Cash Flows from Operating Activities:
Net Income/(Loss)	$397	$105
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(19)	(65)
Provision for/(reversal of) credit losses on mortgage loans	(1)	3
Change in net fair value adjustment on trading securities	10	4
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	(6)	(52)
Change in net derivatives and hedging activities	(31)	65
Net OTTI loss, credit-related	34	373
Net change in:
Accrued interest receivable	57	96
Other assets	(4)	29
Accrued interest payable	18	(33)
Other liabilities	(2)	(82)
Total adjustments	56	338
Net cash provided by/(used in) operating activities	453	443
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	45	—
Securities purchased under agreements to resell	(3,000)	—
Federal funds sold	(2,061)	5,981
Premises, software, and equipment	(4)	(9)
Trading securities:
Proceeds from maturities of long-term	1,310	4
Purchases of long-term	(2,052)	(1,033)
Available-for-sale securities:
Proceeds from maturities of long-term	2,575	525
Held-to-maturity securities:
Net (increase)/decrease in short-term	3,631	5,737
Proceeds from maturities of long-term	3,137	3,598
Purchases of long-term	(3,821)	(5,921)
Advances:
Principal collected	291,699	188,884
Made to members	(275,426)	(171,647)
Mortgage loans held for portfolio:
Principal collected	418	394
Proceeds from sales of foreclosed assets	2	—
Net cash provided by/(used in) investing activities	16,453	26,513

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2012	2011
Cash Flows from Financing Activities:
Net change in:
Deposits	(75)	124
Net (payments)/proceeds on derivatives contracts with financing elements	47	59
Net proceeds from issuance of consolidated obligations:
Bonds	47,680	48,439
Discount notes	30,964	44,866
Bonds transferred from another Federal Home Loan Bank	—	15
Payments for matured and retired consolidated obligations:
Bonds	(57,473)	(70,304)
Discount notes	(40,385)	(47,001)
Proceeds from issuance of capital stock	232	182
Payments for repurchase/redemption of mandatorily redeemable capital stock	(816)	(582)
Payments for repurchase/redemption of capital stock	(555)	(844)
Cash dividends paid	(17)	(19)
Net cash provided by/(used in) financing activities	(20,398)	(25,065)
Net increase/(decrease) in cash and due from banks	(3,492)	1,891
Cash and due from banks at beginning of the period	3,494	755
Cash and due from banks at end of the period	$2	$2,646
Supplemental Disclosures:
Interest paid	$471	$591
Affordable Housing Program payments	49	31
REFCORP payments	—	54
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	3	5
Transfers of OTTI held-to-maturity securities to available-for-sale securities	134	7,788
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

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2012, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs as of September 30, 2012. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.

Revision of Certain Items in the Statements of Cash Flows Resulting from Errors. For purposes of these unaudited financial statements, the Bank reclassified and revised certain items in the Statements of Cash Flows for the nine months ended September 30, 2011, as shown in the table below. These revisions had no effect on the net change in cash, total assets, net interest income, or net income of the Bank reported for this period. The Bank has evaluated the impact of these adjustments, on a quantitative and qualitative basis, and has concluded that these revisions were not material to any previously issued quarterly financial statements. However, the Bank has elected to revise certain line items in the Statements of Cash Flows for the nine months ended September 30, 2011, in these unaudited financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended September 30, 2011
	As Reported	As Corrected
Change in net derivatives and hedging activities(1)(2)	$109	$65
Net change in: Other assets(3)	25	29
Net cash provided by/(used in) operating activities	483	443
Advances: Principal collected(4)	190,048	188,884
Advances: Made to members(1)(4)	(172,822)	(171,647)
Mortgage loans held for portfolio: Principal collected(3)	398	394
Net cash provided by/(used in) investing activities	26,506	26,513
Net (payments)/proceeds on derivative contracts with financing elements(2)	26	59
Net cash provided by/(used in) financing activities	(25,098)	(25,065)

(1)	Misclassification of non-cash deferred basis adjustments on advances made.

(2)	Understated the amount of derivatives that contained a financing element.

(3)	Misclassified the amount of loans transferred to real estate owned because of the misclassification as principal collected on mortgage loans.

(4)	Overstated the amount of principal collected and advances made to members because of the inclusion of modified advances as new advances made to members.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K. Other changes to these policies as of September 30, 2012, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2012, and December 31, 2011, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012	December 31, 2011
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,961	$1,867
Temporary Liquidity Guarantee Program (TLGP) securities(1)	563	923
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	16	17
GSEs – Fannie Mae	—	1
Total	$3,540	$2,808

(1)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
September 30, 2012, and December 31, 2011, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	September 30, 2012	December 31, 2011
Trading securities other than MBS:
Due in 1 year or less	$1,472	$2,556
Due after 1 year through 5 years	2,052	234
Subtotal	3,524	2,790
MBS:
Other U.S. obligations – Ginnie Mae	16	17
GSEs – Fannie Mae	—	1
Total MBS	16	18
Total	$3,540	$2,808

Interest Rate Payment Terms. Interest rate payment terms for trading securities at September 30, 2012, and December 31, 2011, are detailed in the following table:

	September 30, 2012	December 31, 2011
Estimated fair value of trading securities other than MBS:
Fixed rate	$436	$796
Adjustable rate	3,088	1,994
Subtotal	3,524	2,790
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	16	17
Collateralized mortgage obligations:
Fixed rate	—	1
Subtotal	16	18
Total	$3,540	$2,808

At September 30, 2012, and December 31, 2011, all of the fixed rate trading securities were swapped to an adjustable rate, such as the 1-month or 3-month London Interbank Offered Rate (LIBOR). At September 30, 2012, and December 31, 2011, 80% and 81% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The net unrealized gain/(loss) on trading securities was $(5) and $(3) for the three months ended September 30, 2012 and 2011, respectively. The net unrealized gain/(loss) on trading securities was $(10) and $(4) for the nine months ended September 30, 2012 and 2011, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of September 30, 2012, and December 31, 2011, were as follows:

September 30, 2012
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$306	$—	$—	$—	$306
PLRMBS:
Prime	871	(65)	6	(2)	810
Alt-A, option ARM	1,270	(283)	3	—	990
Alt-A, other	6,541	(696)	25	(7)	5,863
Total PLRMBS	8,682	(1,044)	34	(9)	7,663
Total	$8,988	$(1,044)	$34	$(9)	$7,969

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,924	$—	$2	$—	$1,926
PLRMBS:
Prime	977	(132)	—	(13)	832
Alt-A, option ARM	1,413	(410)	2	(36)	969
Alt-A, other	7,133	(1,117)	—	(130)	5,886
Total PLRMBS	9,523	(1,659)	2	(179)	7,687
Total	$11,447	$(1,659)	$4	$(179)	$9,613

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

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

The following table summarizes the available-for-sale securities with unrealized losses as of September 30, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

table also include non-credit-related OTTI losses recognized in accumulated other comprehensive income/loss (AOCI) net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$54	$2	$616	$65	$670	$67
Alt-A, option ARM	—	—	956	283	956	283
Alt-A, other	43	—	4,935	703	4,978	703
Total PLRMBS	97	2	6,507	1,051	6,604	1,053
Total	$97	$2	$6,507	$1,051	$6,604	$1,053

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP securities	$274	$—	$—	$—	$274	$—
PLRMBS:
Prime	96	2	736	143	832	145
Alt-A, option ARM	—	—	950	446	950	446
Alt-A, other	240	10	5,634	1,237	5,874	1,247
Total PLRMBS	336	12	7,320	1,826	7,656	1,838
Total	$610	$12	$7,320	$1,826	$7,930	$1,838

As indicated in the tables above, the Bank's investments classified as available-for-sale had gross unrealized losses primarily related to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of September 30, 2012, and December 31, 2011, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$306	$306	$1,924	$1,926
PLRMBS:
Prime	871	810	977	832
Alt-A, option ARM	1,270	990	1,413	969
Alt-A, other	6,541	5,863	7,133	5,886
Total PLRMBS	8,682	7,663	9,523	7,687
Total	$8,988	$7,969	$11,447	$9,613

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2012, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,445 (including interest accretion adjustments of $61). At December 31, 2011, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,419 (including interest accretion adjustments of $50).

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at September 30, 2012, and December 31, 2011, are shown in the following table:

	September 30, 2012	December 31, 2011
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$306	$1,924
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	3,567	4,542
Adjustable rate	5,115	4,981
Subtotal	8,682	9,523
Total	$8,988	$11,447

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2012	December 31, 2011
Collateralized mortgage obligations:
Converts in 1 year or less	$424	$920
Converts after 1 year through 5 years	745	748
Converts after 5 years through 10 years	—	175
Total	$1,169	$1,843

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$1,000	$—	$1,000	$—	$—	$1,000
Commercial paper	710	—	710	—	—	710
Housing finance agency bonds	560	—	560	—	(114)	446
Subtotal	2,270	—	2,270	—	(114)	2,156
MBS:
Other U.S. obligations – Ginnie Mae	183	—	183	9	—	192
GSEs:
Freddie Mac	5,061	—	5,061	165	(1)	5,225
Fannie Mae	7,839	—	7,839	275	(4)	8,110
Subtotal GSEs	12,900	—	12,900	440	(5)	13,335
PLRMBS:
Prime	1,848	—	1,848	—	(85)	1,763
Alt-A, option ARM	42	—	42	—	(11)	31
Alt-A, other	1,214	(36)	1,178	20	(76)	1,122
Subtotal PLRMBS	3,104	(36)	3,068	20	(172)	2,916
Total MBS	16,187	(36)	16,151	469	(177)	16,443
Total	$18,457	$(36)	$18,421	$469	$(291)	$18,599

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$3,539	$—	$3,539	$—	$—	$3,539
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	646	—	646	—	(136)	510
Subtotal	5,985	—	5,985	—	(136)	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	—	217	9	—	226
GSEs:
Freddie Mac	3,374	—	3,374	133	—	3,507
Fannie Mae	8,314	—	8,314	316	(12)	8,618
Subtotal GSEs	11,688	—	11,688	449	(12)	12,125
PLRMBS:
Prime	2,201	—	2,201	1	(249)	1,953
Alt-A, option ARM	46	—	46	—	(17)	29
Alt-A, other	1,489	(45)	1,444	14	(226)	1,232
Subtotal PLRMBS	3,736	(45)	3,691	15	(492)	3,214
Total MBS	15,641	(45)	15,596	473	(504)	15,565
Total	$21,626	$(45)	$21,581	$473	$(640)	$21,414

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

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$1,000	$—	$—	$—	$1,000	$—
Commercial paper	710	—	—	—	710	—
Housing finance agency bonds	—	—	446	114	446	114
Subtotal	1,710	—	446	114	2,156	114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	291	1	14	—	305	1
Fannie Mae	63	—	256	4	319	4
Subtotal GSEs	354	1	270	4	624	5
PLRMBS:
Prime	90	2	1,547	83	1,637	85
Alt-A, option ARM	—	—	31	11	31	11
Alt-A, other	—	—	1,106	112	1,106	112
Subtotal PLRMBS	90	2	2,684	206	2,774	208
Total MBS	444	3	2,957	210	3,401	213
Total	$2,154	$3	$3,403	$324	$5,557	$327

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,539	$—	$—	$—	$3,539	$—
Commercial paper	300	—	—	—	300	—
Housing finance agency bonds	—	—	510	136	510	136
Subtotal	3,839	—	510	136	4,349	136
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	24	—	25	—
Fannie Mae	223	3	201	9	424	12
Subtotal GSEs	224	3	225	9	449	12
PLRMBS:
Prime	180	5	1,676	244	1,856	249
Alt-A, option ARM	—	—	29	17	29	17
Alt-A, other	—	—	1,206	271	1,206	271
Subtotal PLRMBS	180	5	2,911	532	3,091	537
Total MBS	404	8	3,140	541	3,544	549
Total	$4,243	$8	$3,650	$677	$7,893	$685

As indicated in the tables above, the Bank's investments classified as held-to-maturity had gross unrealized losses primarily related to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2012, and December 31, 2011, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,710	$1,710	$1,710
Due after 1 year through 5 years	19	19	18
Due after 5 years through 10 years	47	47	41
Due after 10 years	494	494	387
Subtotal	2,270	2,270	2,156
MBS:
Other U.S. obligations – Ginnie Mae	183	183	192
GSEs:
Freddie Mac	5,061	5,061	5,225
Fannie Mae	7,839	7,839	8,110
Subtotal GSEs	12,900	12,900	13,335
PLRMBS:
Prime	1,848	1,848	1,763
Alt-A, option ARM	42	42	31
Alt-A, other	1,214	1,178	1,122
Subtotal PLRMBS	3,104	3,068	2,916
Total MBS	16,187	16,151	16,443
Total	$18,457	$18,421	$18,599

December 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$5,342	$5,342	$5,342
Due after 5 years through 10 years	23	23	21
Due after 10 years	620	620	486
Subtotal	5,985	5,985	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	217	226
GSEs:
Freddie Mac	3,374	3,374	3,507
Fannie Mae	8,314	8,314	8,618
Subtotal GSEs	11,688	11,688	12,125
PLRMBS:
Prime	2,201	2,201	1,953
Alt-A, option ARM	46	46	29
Alt-A, other	1,489	1,444	1,232
Subtotal PLRMBS	3,736	3,691	3,214
Total MBS	15,641	15,596	15,565
Total	$21,626	$21,581	$21,414

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At September 30, 2012, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $78, discounts of $41, and credit-related OTTI of $5 (including interest accretion adjustments of $4). At

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $80, discounts of $39, and credit-related OTTI of $5 (including interest accretion adjustments of $4).

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2012, and December 31, 2011, are detailed in the following table:

	September 30, 2012	December 31, 2011
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,710	$5,339
Adjustable rate	560	646
Subtotal	2,270	5,985
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,061	1,778
Adjustable rate	388	158
Collateralized mortgage obligations:
Fixed rate	10,066	8,955
Adjustable rate	4,672	4,750
Subtotal	16,187	15,641
Total	$18,457	$21,626

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2012	December 31, 2011
Passthrough securities:
Converts in 1 year or less	$198	$504
Converts after 1 year through 5 years	565	712
Converts after 5 years through 10 years	282	543
Total	$1,045	$1,759
Collateralized mortgage obligations:
Converts in 1 year or less	$155	$519
Converts after 1 year through 5 years	547	804
Converts after 5 years through 10 years	29	30
Total	$731	$1,353

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of September 30, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 4% over the 3- to 9-month periods beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 2% over the 3-month period beginning July 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents the ranges of the annualized projected home price recovery rates by month at September 30, 2012.

Months	September 30, 2012
1 - 6	0.0%	-	2.8%
7 - 18	0.0%	-	3.0%
19 - 24	1.0%	-	4.0%
25 - 30	2.0%	-	4.0%
31 - 42	2.0%	-	5.0%
43 - 66	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

For securities determined to be other-than-temporarily impaired as of September 30, 2012 (that is, securities for

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2012.

September 30, 2012
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS												Current
	Prepayment Rates				Default Rates				Loss Severities				Credit Enhancement
Year of Securitization	Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %
Prime
2007	9.6	9.6	-	9.6	7.9	7.9	-	7.9	27.7	27.7	-	27.7	20.1	20.1	-	20.1
2006	11.9	11.0	-	12.2	24.0	22.3	-	31.4	44.0	42.8	-	49.2	2.4	0.2	-	2.9
2004 and earlier	13.8	13.8	-	13.8	14.5	14.5	-	14.5	35.6	35.6	-	35.6	5.0	5.0	-	5.0
Total Prime	11.5	9.6	-	13.8	11.6	7.9	-	31.4	32.0	27.7	-	49.2	12.7	0.2	-	20.1
Alt-A, option ARM
2007	1.9	1.9	-	1.9	85.8	85.8	-	85.8	61.1	61.1	-	61.1	35.5	35.5	-	35.5
2005	4.3	4.1	-	4.6	53.7	45.7	-	60.5	40.3	37.3	-	47.0	9.7	5.1	-	18.1
Total Alt-A, option ARM	3.3	1.9	-	4.6	66.9	45.7	-	85.8	48.9	37.3	-	61.1	20.3	5.1	-	35.5
Alt-A, other
2007	5.1	5.1	-	5.1	68.6	68.6	-	68.6	48.8	48.8	-	48.8	40.3	40.3	-	40.3
2006	8.1	7.0	-	8.4	44.8	42.3	-	56.5	48.4	46.2	-	52.2	25.7	0.0	-	33.2
2005	8.8	7.8	-	11.1	29.5	17.4	-	36.2	44.6	35.2	-	48.1	15.5	3.8	-	25.5
2004 and earlier	10.1	9.0	-	12.4	9.0	5.0	-	13.4	25.8	20.5	-	29.2	17.0	14.0	-	25.9
Total Alt-A, other	8.2	5.1	-	12.4	38.4	5.0	-	68.6	45.9	20.5	-	52.2	21.7	0.0	-	40.3
Total	7.8	1.9	-	13.8	40.8	5.0	-	85.8	45.7	20.5	-	61.1	21.2	0.0	-	40.3

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

The following tables present the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(3)	$2	$(1)	$(11)	$7	$(4)
Alt-A, option ARM	1	(2)	(1)	(5)	(7)	(12)
Alt-A, other	(15)	13	(2)	(122)	37	(85)
Total	$(17)	$13	$(4)	$(138)	$37	$(101)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(3)	$2	$(1)	$(24)	$(9)	$(33)
Alt-A, option ARM	(4)	(3)	(7)	(23)	(77)	(100)
Alt-A, other	(39)	13	(26)	(295)	55	(240)
Total	$(46)	$12	$(34)	$(342)	$(31)	$(373)

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $7 and $263 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the nine months ended September 30, 2012 and 2011, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of the period	$1,387	$1,223	$1,362	$952
Charges on securities for which OTTI was not previously recognized	—	1	—	12
Additional charges on securities for which OTTI was previously recognized(1)	4	100	34	361
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1)	(1)	(6)	(2)
Balance, end of the period	$1,390	$1,323	$1,390	$1,323

(1)
For the three months ended September 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2012. For the three months ended September 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to July 1, 2011. For the nine months ended September 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the nine months ended September 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2011.

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

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the three and nine months ended September 30, 2012. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$19	$(2)	$—	$17	$36	$(6)	$—	$30
Alt-A, option ARM	—	—	—	—	—	—	—	—
Alt-A, other	75	(13)	—	62	685	(142)	30	573
Total	$94	$(15)	$—	$79	$721	$(148)	$30	$603

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$22	$(2)	$—	$20	$1,095	$(300)	$143	$938
Alt-A, option ARM	—	—	—	—	1,574	(520)	79	1,133
Alt-A, other	140	(26)	—	114	7,768	(1,829)	665	6,604
Total	$162	$(28)	$—	$134	$10,437	$(2,649)	$887	$8,675

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges during the three months ended September 30, 2012 and 2011, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2012
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$37	$36	$32
Alt-A, option ARM	120	61	49
Alt-A, other	840	790	709
Total	$997	$887	$790

September 30, 2011
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$531	$475	$395
Alt-A, option ARM	270	191	124
Alt-A, other	4,927	4,576	3,880
Total	$5,728	$5,242	$4,399

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at September 30, 2012, and December 31, 2011, by loan collateral type:

September 30, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,019	$871	$810	$5	$5	$5	$5
Alt-A, option ARM	1,687	1,270	990	—	—	—	—
Alt-A, other	7,414	6,541	5,863	179	177	140	160
Total	$10,120	$8,682	$7,663	$184	$182	$145	$165

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$27	$27	$26	$27
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	209	207	162	165
Total	$10,936	$9,524	$7,687	$236	$234	$188	$192

For the Bank's PLRMBS that were not other-than-temporarily impaired as of September 30, 2012, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2012, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of September 30, 2012, the de minimis gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of September 30, 2012, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $114. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2012, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2012, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.19% to 8.57% at September 30, 2012, and 0.05% to 8.57% at December 31, 2011, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$25,131	0.74%	$26,432	0.88%
After 1 year through 2 years	8,131	1.44	20,608	1.03
After 2 years through 3 years	6,449	1.64	5,840	1.73
After 3 years through 4 years	2,526	2.40	5,686	2.02
After 4 years through 5 years	5,656	1.16	5,634	1.46
After 5 years	3,270	2.12	3,236	2.78
Total par amount	51,163	1.18%	67,436	1.24%
Valuation adjustments for hedging activities	334		302
Valuation adjustments under fair value option	328		426
Total	$51,825		$68,164

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,707 at September 30, 2012, and $6,875 at December 31, 2011. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $61 at September 30, 2012, and $328 at December 31, 2011.

The Bank's advances at September 30, 2012, and December 31, 2011, included $290 and $1,461, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Within 1 year	$25,192	$26,755	$25,396	$27,566
After 1 year through 2 years	8,131	20,602	8,117	20,513
After 2 years through 3 years	6,449	5,805	6,421	5,748
After 3 years through 4 years	2,526	5,665	2,526	5,416
After 4 years through 5 years	5,646	5,583	5,481	5,559
After 5 years	3,219	3,026	3,222	2,634
Total par amount	$51,163	$67,436	$51,163	$67,436

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2012, and September 30, 2011. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$13,450	26%	$28	17%	$81	15%
JPMorgan Chase Bank, National Association(3)	1,549	3	3	2	11	2
Subtotal JPMorgan Chase & Co.	14,999	29	31	19	92	17
Citibank, N.A.(3)	9,785	19	9	5	37	7
Bank of the West	4,260	8	24	15	76	14
OneWest Bank, FSB	3,851	8	12	7	43	8
First Republic Bank	3,150	6	14	9	40	7
Subtotal	36,045	70	90	55	288	53
Others	15,118	30	73	45	249	47
Total	$51,163	100%	$163	100%	$537	100%

	September 30, 2011		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$22,700	29%	$29	13%	$90	12%
JPMorgan Chase Bank, National Association(3)	1,563	2	3	1	15	2
Subtotal JPMorgan Chase & Co.	24,263	31	32	14	105	14
Citibank, N.A. (3)	17,378	22	11	5	44	6
Bank of America California, N.A.	5,900	8	11	5	54	7
OneWest Bank, FSB	5,379	7	27	12	91	12
Bank of the West	5,051	7	27	12	84	11
Subtotal	57,971	75	108	48	378	50
Others	19,702	25	122	52	382	50
Total	$77,673	100%	$230	100%	$760	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2012, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2012, and December 31, 2011, are detailed below:

	September 30, 2012	December 31, 2011
Par amount of advances:
Fixed rate:
Due within 1 year	$6,225	$11,606
Due after 1 year	18,250	20,577
Total fixed rate	24,475	32,183
Adjustable rate
Due within 1 year	18,906	14,826
Due after 1 year	7,782	20,427
Total adjustable rate	26,688	35,253
Total par amount	$51,163	$67,436

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

At September 30, 2012, and December 31, 2011, the Bank used derivatives to effectively convert 75% and 75% of the fixed rate advances to an adjustable rate, such as LIBOR, and 1% and 0% of the adjustable rate advances to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2012, and December 31, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Prepayment fees received	$53	$16	$158	$71
Fair value adjustments	(35)	(14)	(117)	(59)
Net	$18	$2	$41	$12
Advance principal prepaid	$1,309	$751	$2,825	$4,046

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

The following table presents information as of September 30, 2012, and December 31, 2011, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2012	December 31, 2011
Fixed rate medium-term mortgage loans	$393	$519
Fixed rate long-term mortgage loans	1,026	1,322
Subtotal	1,419	1,841
Unamortized premiums	12	15
Unamortized discounts	(16)	(21)
Mortgage loans held for portfolio	1,415	1,835
Less: Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$1,411	$1,829

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at September 30, 2012, and December 31, 2011.

September 30, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,114	79%	10,336	70%
OneWest Bank, FSB	188	13	3,199	22
Subtotal	1,302	92	13,535	92
Others	117	8	1,208	8
Total	$1,419	100%	14,743	100%

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

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

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers' needs for a reliable funding source. At September 30, 2012, and December 31, 2011, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2012, or during 2011.

Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of September 30, 2012, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During the first nine months of 2012, two member institutions were placed into receivership or liquidation. These institutions had no advances outstanding at the time they were placed into receivership or liquidation. Bank capital stock held by one of the institutions totaling $4 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From October 1, 2012, to October 31, 2012, no member institutions were placed into receivership.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
The following table presents information on delinquent mortgage loans as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$21	$24
60 – 89 days delinquent	7	9
90 days or more delinquent	33	34
Total past due	61	67
Total current loans	1,360	1,777
Total mortgage loans	$1,421	$1,844
In process of foreclosure, included above(2)	$24	$21
Nonaccrual loans	$33	$34
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	2.30%	1.83%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of the period	$4	$6	$6	$3
Charge-offs – transferred to real estate owned (REO)	—	(1)	(1)	(1)
Provision for credit losses	—	—	(1)	3
Balance, end of the period	$4	$5	$4	$5
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.03)%	(0.06)%	(0.07)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	September 30, 2012	December 31, 2011
Allowance for credit losses, end of period
Individually evaluated for impairment	$4	$4
Collectively evaluated for impairment	—	2
Total allowance for credit losses	$4	$6
Recorded investment, end of period
Individually evaluated for impairment	$32	$40
Collectively evaluated for impairment	1,389	1,804
Total recorded investment	$1,421	$1,844

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$18	$18	$—	$23	$23	$—
With an allowance	14	14	4	17	17	4
Total	$32	$32	$4	$40	$40	$4

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
With no related allowance	$19	$22	$19	$24
With an allowance	15	17	17	14
Total	$34	$39	$36	$38

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

Allowance for Credit Losses on MPF Loans - The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2012, and December 31, 2011, and for MPF Plus loans totaling $3 as of September 30, 2012, and $4 as of December 31, 2011.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2012, and December 31, 2011, and for MPF Plus loans totaling a de minimis amount as of September 30, 2012, and $2 as of December 31, 2011.

Troubled Debt Restructurings - Troubled debt restructuring is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of September 30, 2012, the Bank's nonperforming MPF loans classified as troubled debt restructurings (TDRs) totaled $0.7. During the three and nine months ended September 30, 2012, the amount of the pre- and post-modification recorded investment in TDRs that occurred during these periods was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default. During the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans was classified as TDRs.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at September 30, 2012. The Bank did not have any term securities purchased under agreements to resell at December 31, 2011.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2012, and December 31, 2011, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Interest-bearing deposits:
Demand and overnight	$175	$151
Term	2	1
Other	—	3
Total interest-bearing deposits	177	155
Non-interest-bearing deposits	2	1
Total	$179	$156

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2012, and December 31, 2011, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$2	0.04%	$1	0.01%
Adjustable rate	175	0.01	154	0.01
Total interest-bearing deposits	177	0.01	155	0.01
Non-interest-bearing deposits	2	—	1	—
Total	$179	0.01%	$156	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $2 at September 30, 2012, and $1 at December 31, 2011. These time deposits were scheduled to mature within six months.

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
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at September 30, 2012, and December 31, 2011.

	September 30, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$34,673	1.17%	$40,924	0.54%
After 1 year through 2 years	18,920	1.09	19,124	2.38
After 2 years through 3 years	2,251	2.00	3,731	1.92
After 3 years through 4 years	4,156	1.68	2,955	1.96
After 4 years through 5 years	5,469	3.71	8,006	3.15
After 5 years	6,761	2.39	7,301	3.37
Index amortizing notes	4	4.61	4	4.61
Total par amount	72,234	1.51%	82,045	1.59%
Unamortized premiums	82		89
Unamortized discounts	(25)		(35)
Valuation adjustments for hedging activities	1,035		1,208
Fair value option valuation adjustments	45		43
Total	$73,371		$83,350

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $9,092 at September 30, 2012, and $17,091 at December 31, 2011. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,346 at September 30, 2012, and $11,541 at December 31, 2011. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	September 30, 2012	December 31, 2011
Par amount of consolidated obligation bonds:
Non-callable	$63,142	$64,954
Callable	9,092	17,091
Total par amount	$72,234	$82,045

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at September 30, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Within 1 year	$42,819	$51,735
After 1 year through 2 years	18,470	18,954
After 2 years through 3 years	2,231	2,661
After 3 years through 4 years	3,741	1,985
After 4 years through 5 years	4,102	5,761
After 5 years	867	945
Index amortizing notes	4	4
Total par amount	$72,234	$82,045
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$9,731	0.15%	$19,159	0.11%
Unamortized discounts	(3)		(7)
Total	$9,728		$19,152
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2012, and December 31, 2011, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2011 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012	December 31, 2011
Par amount of consolidated obligations:
Bonds:
Fixed rate	$42,653	$59,607
Adjustable rate	27,768	19,688
Step-up	1,769	2,221
Step-down	15	115
Fixed rate that converts to adjustable rate	25	290
Adjustable rate that converts to fixed rate	—	35
Adjustable rate that converts to step-up	—	75
Range bonds	—	10
Index amortizing notes	4	4
Total bonds, par	72,234	82,045
Discount notes, par	9,731	19,159
Total consolidated obligations, par	$81,965	$101,204

At September 30, 2012, and December 31, 2011, the Bank used interest exchange agreements to effectively convert 72% and 80% of the fixed rate bonds to an adjustable rate, such as LIBOR, and 98% and 96% of the adjustable rate bonds to a different adjustable rate index, such as 1-month or 3-month LIBOR. At September 30, 2012, and December 31, 2011, the Bank used interest rate exchange agreements to effectively convert 35% and 61% of the fixed rate discount notes to an adjustable rate, such as LIBOR. For more information, see Note 15 – Derivatives and Hedging Activities.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2012, and December 31, 2011. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, See Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011:

	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2010	$(2)	$—	$(2,934)	$(7)	$(2,943)
Other comprehensive income/(loss)	2	(1,705)	2,874	—	1,171
Balance, September 30, 2011	$—	$(1,705)	$(60)	$(7)	$(1,772)

Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Other comprehensive income/(loss)	(1)	817	10	—	826
Balance, September 30, 2012	$—	$(1,019)	$(36)	$(12)	$(1,067)

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

As of September 30, 2012, and December 31, 2011, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Risk-based capital	$4,024	$11,417	$4,915	$12,176
Total regulatory capital	$3,768	$11,417	$4,542	$12,176
Total regulatory capital ratio	4.00%	12.12%	4.00%	10.72%
Leverage capital	$4,709	$17,125	$5,678	$18,264
Leverage ratio	5.00%	18.18%	5.00%	16.08%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $4,770 outstanding to 52 institutions at September 30, 2012, and $5,578 outstanding to 53 institutions at December 31, 2011. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2012 and 2011, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at the beginning of the period	$5,048	$6,144	$5,578	$3,749
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	1	6	1	19
Withdrawal from membership	3	—	3	—
Termination of membership(1)	—	—	4	3,167
Acquired by/transferred to members(2)	—	—	—	(500)
Redemption of mandatorily redeemable capital stock	(22)	(25)	(28)	(51)
Repurchase of excess mandatorily redeemable capital stock	(260)	(272)	(788)	(531)
Balance at the end of the period	$4,770	$5,853	$4,770	$5,853

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $6 and $20 were recorded as interest expense for the three and nine months ended September 30, 2012. Cash dividends on mandatorily redeemable capital stock in the amount of $2 and $8 were recorded as interest expense for the three and nine months ended September 30, 2011.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2012, and December 31, 2011.

Contractual Redemption Period	September 30, 2012	December 31, 2011
Within 1 year	$824	$49
After 1 year through 2 years	153	1,086
After 2 years through 3 years	1,102	1,288
After 3 years through 4 years	2,682	250
After 4 years through 5 years	9	2,905
Total	$4,770	$5,578

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the applicable methodology and analysis to determine whether any adjustments are appropriate. As of September 30, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1,800.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012				September 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$72	$1,800	$82	$1,954	$130	$1,535	$—	$1,665
Transfers to/(from) restricted retained earnings	(2)	—	27	25	(44)	67	7	30
Balance at end of the period	$70	$1,800	$109	$1,979	$86	$1,602	$7	$1,695

	Nine Months Ended
	September 30, 2012				September 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$79	$1,695	$29	$1,803	$148	$1,461	$—	$1,609
Transfers to/(from) restricted retained earnings	(9)	105	80	176	(62)	141	7	86
Balance at end of the period	$70	$1,800	$109	$1,979	$86	$1,602	$7	$1,695
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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $11 at an annualized rate of 0.47% in the third quarter of 2012, and $8 at an annualized rate of 0.26% in the third quarter of 2011.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $37 at an annualized rate of 0.49% in the first nine months of 2012, and $27 at an annualized rate of 0.29% in the first nine months of 2011.

On October 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2012 at an annualized dividend rate of 2.51%. The Bank recorded the dividend on

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

October 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $60, on or about November 13, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of September 30, 2012, the Bank's excess capital stock totaled $5,741, or 6.10% of total assets.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess capital stock, created primarily by declining advances balances, in 2011 and in the first nine months of 2012. The Bank opted to maintain its strong regulatory capital position, while repurchasing $446, $452, and $445 in excess capital stock in the first, second and third quarters of 2012, respectively. The Bank repurchased excess capital stock totaling $445, $471, $460, and $469 in the first, second, third, and fourth quarters of 2011, respectively.

During the third quarter of 2012, the five-year redemption period for $22 in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On October 26, 2012, the Bank announced that it plans to repurchase up to $750 in excess capital stock on November 14, 2012. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Excess capital stock totaled $5,741 as of September 30, 2012, and $6,214 as of December 31, 2011.

For more information on excess and surplus capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012		December 31, 2011
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$2,476	27%	$2,884	28%
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	2,478	27	2,886	28
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,150	13	1,340	13
JPMorgan Chase Bank, National Association(1)	766	8	893	9
Subtotal JPMorgan Chase & Co.	1,916	21	2,233	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	1,016	11	1,183	11
Wells Fargo Financial National Bank	4	—	4	—
Subtotal Wells Fargo & Company	1,020	11	1,187	11
Total capital stock ownership over 10%	5,414	59	6,306	61
Others	3,820	41	4,067	39
Total	$9,234	100%	$10,373	100%

(1)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

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
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
September 30, 2012	$74	$128	$202	$(21)	$(2)	$6	$219	$(34)	$33	$152
September 30, 2011	79	150	229	(39)	(2)	2	268	(197)	31	40
Nine months ended:
September 30, 2012	206	393	599	(79)	(20)	20	678	(136)	99	443
September 30, 2011	260	425	685	(89)	(19)	8	785	(558)	93	134

(1)
Does not include credit-related OTTI charges of $4 and $101 for the three months ended September 30, 2012 and 2011, respectively. Does not include credit-related OTTI charges of $34 and $373 for the nine months ended September 30, 2012 and 2011, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2012, and December 31, 2011.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2012	$68,832	$25,357	$94,189
December 31, 2011	88,302	25,250	113,552

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $810 at September 30, 2012, and $810 at December 31, 2011. The Bank did not have any interest rate exchange agreements outstanding at September 30, 2012, and December 31, 2011, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

Consolidated Obligations – Consolidated obligation bonds are structured to meet the Bank's and/or investors' needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. The Bank will generally elect fair value hedge accounting treatment for these hedging relationships.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2012, or the twelve months ended December 31, 2011.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $99,553 and $129,576 at September 30, 2012, and December 31, 2011, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivatives instruments. Collateral does not include a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	September 30, 2012	December 31, 2011
Total net exposure at fair value(1)	$763	$914
Cash collateral held	418	514
Net exposure after cash collateral	345	400
Securities collateral held	337	381
Net exposure after collateral	$8	$19

(1)	Includes net accrued interest receivable of $155 and $86 as of September 30, 2012, and December 31, 2011, respectively.

The Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. Certain of these derivatives agreements provide that, if the Bank's debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2012, was $59, for which the Bank had posted collateral with a fair value of $24 in the normal course of business. If the Bank's credit rating at September 30, 2012, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $27 of collateral (at fair value) to its derivatives counterparties at September 30, 2012.

In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issuer ratings on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch. On July 31, 2012, Standard & Poor's corrected its rating on the FHLBank of Seattle by lowering its long-term rating from AA+ to AA, and stated that the new rating reflects the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBank of Seattle's unchanged stand-alone credit profile, plus expected extraordinary government support if needed, according to Standard & Poor's government-related entity criteria. The outlook remains negative.

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

On November 28, 2011, Fitch Ratings (Fitch) affirmed the AAA long-term rating for the Federal Home Loan Banks of Atlanta, Boston, San Francisco, and Seattle and revised their rating outlook to negative. Fitch does not issue ratings for the other eight FHLBanks. This action followed Fitch's affirmation of the U.S. government's AAA rating and revision of its rating outlook to negative. On September 7, 2012, Fitch affirmed and withdrew the AAA long-term rating for the Federal Home Loan Banks of Boston, San Francisco, and Seattle, and stated that its ratings of the three FHLBanks were no longer considered by Fitch to be relevant to its coverage. Fitch affirmed the AAA long-term rating and negative outlook for the Federal Home Loan Bank of Atlanta on the same date.

The following table summarizes the fair value of derivatives instruments without the effect of netting arrangements or collateral as of September 30, 2012, and December 31, 2011. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

	September 30, 2012			December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,327	$1,118	$334	$56,355	$1,241	$309
Total	34,327	1,118	334	56,355	1,241	309
Derivatives not designated as hedging instruments:
Interest rate swaps	64,275	313	388	72,245	366	492
Interest rate caps, floors, corridors, and/or collars	951	1	7	976	4	11
Total	65,226	314	395	73,221	370	503
Total derivatives before netting and collateral adjustments	$99,553	1,432	729	$129,576	1,611	812
Netting adjustments by counterparty		(669)	(669)		(697)	(697)
Cash collateral and related accrued interest		(418)	2		(514)	(42)
Total collateral and netting adjustments(1)		(1,087)	(667)		(1,211)	(739)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$345	$62		$400	$73

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(3)	$(13)	$(18)	$(18)
Total net loss related to fair value hedge ineffectiveness	(3)	(13)	(18)	(18)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(28)	(149)	(66)	(199)
Interest rate caps, floors, corridors, and/or collars	—	(1)	1	—
Net interest settlements	(2)	(2)	(20)	(19)
Total net loss related to derivatives not designated as hedging instruments	(30)	(152)	(85)	(218)
Net loss on derivatives and hedging activities	$(33)	$(165)	$(103)	$(236)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012				September 30, 2011
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(36)	$36	$—	$(35)	$(60)	$58	$(2)	$(59)
Consolidated obligation bonds	(43)	40	(3)	128	59	(70)	(11)	266
Total	$(79)	$76	$(3)	$93	$(1)	$(12)	$(13)	$207

	Nine Months Ended
	September 30, 2012				September 30, 2011
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(63)	$64	$1	$(110)	$(19)	$18	$(1)	$(209)
Consolidated obligation bonds	(146)	127	(19)	399	(205)	188	(17)	913
Total	$(209)	$191	$(18)	$289	$(224)	$206	$(18)	$704

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and nine months ended September 30, 2012 and 2011, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2012, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

existing financial instruments, is less than three months.

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2012, and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank's financial instruments at September 30, 2012, and December 31, 2011.

	September 30, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Securities purchased under agreements to resell	3,000	3,000	—	3,000	—	—
Federal funds sold	7,427	7,427	—	7,427	—	—
Trading securities	3,540	3,540	—	3,540	—	—
Available-for-sale securities	7,969	7,969	—	306	7,663	—
Held-to-maturity securities	18,421	18,599	—	15,237	3,362	—
Advances	51,825	52,031	—	52,031	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,411	1,558	—	1,558	—	—
Accrued interest receivable	130	130	—	130	—	—
Derivative assets, net(1)	345	345	—	1,432	—	(1,087)
Liabilities
Deposits	179	179	—	179	—	—
Consolidated obligations:
Bonds	73,371	73,708	—	73,708	—	—
Discount notes	9,728	9,729	—	9,729	—	—
Total consolidated obligations	83,099	83,437	—	83,437	—	—
Mandatorily redeemable capital stock	4,770	4,770	4,770	—	—	—
Accrued interest payable	260	260	—	260	—	—
Derivative liabilities, net(1)	62	62	—	729	—	(667)
Other
Standby letters of credit	11	11	—	11	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,494	$3,494
Federal funds sold	5,366	5,366
Trading securities	2,808	2,808
Available-for-sale securities	9,613	9,613
Held-to-maturity securities	21,581	21,414
Advances	68,164	68,584
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,829	1,976
Accrued interest receivable	180	180
Derivative assets, net(1)	400	400
Liabilities
Deposits	156	156
Consolidated obligations:
Bonds	83,350	83,878
Discount notes	19,152	19,155
Total consolidated obligations	102,502	103,033
Mandatorily redeemable capital stock	5,578	5,578
Accrued interest payable	241	241
Derivative liabilities, net(1)	73	73
Other
Standby letters of credit	6	6

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2012:

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

Federal Funds Sold and Securities Purchased Under Agreements to Resell – The estimated fair value of overnight Federal funds sold and securities purchased under agreements to resell approximates the carrying value. The estimated fair value of term Federal funds sold and term securities purchased under agreements to resell has been determined by calculating the present value of expected cash flows for the instruments, excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of September 30, 2012, for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared the implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2012, four vendor prices were received for most of the Bank's MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as level 3 within the fair value hierarchy.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was de minimis at September 30, 2012, and December 31, 2011. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2012, and December 31, 2011, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,961	$—	$—	$2,961
TLGP securities	—	563	—	—	563
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,540	—	—	3,540
Available-for-sale securities:
TLGP securities	—	306	—	—	306
PLRMBS	—	—	7,663	—	7,663
Total available-for-sale securities	—	306	7,663	—	7,969
Advances(2)	—	7,422	—	—	7,422
Derivative assets, net: interest rate-related	—	1,432	—	(1,087)	345
Total recurring fair value measurements – Assets	$—	$12,700	$7,663	$(1,087)	$19,276
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$28,972	$—	$—	$28,972
Derivative liabilities, net: interest rate-related	—	729	—	(667)	62
Total recurring fair value measurements – Liabilities	$—	$29,701	$—	$(667)	$29,034
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$3

December 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,867	$—	$—	$1,867
TLGP securities	—	923	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	1	—		1
Total trading securities	—	2,808	—	—	2,808
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,687	—	7,687
Total available-for-sale securities	—	1,926	7,687	—	9,613
Advances(2)	—	8,728	—	—	8,728
Derivative assets, net: interest rate-related	—	1,611	—	(1,211)	400
Total recurring fair value measurements – Assets	$—	$15,073	$7,687	$(1,211)	$21,549
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$15,712	$—	$—	$15,712
Derivative liabilities, net: interest rate-related	—	812	—	(739)	73
Total recurring fair value measurements – Liabilities	$—	$16,524	$—	$(739)	$15,785
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $7,385 and $8,684 of advances recorded under the fair value option at September 30, 2012, and December 31, 2011, respectively, and $37 and $44 of advances recorded at fair value at September 30, 2012, and December 31, 2011, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $28,972 and $15,712 of consolidated obligation bonds recorded under the fair value option at September 30, 2012, and December 31, 2011, respectively. There were no consolidated obligation bonds recorded at fair value at September 30, 2012, and December 31, 2011, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$7,409	$7,855
Total gain/(loss) realized and unrealized included in:
Interest income	(2)	(4)
Net OTTI loss, credit-related	(4)	(97)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	513	(32)
Settlements	(332)	(296)
Transfers of held-to-maturity to available-for-sale securities	79	573
Balance, end of period	$7,663	$7,999
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(6)	$(101)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$7,687	$—
Total gain/(loss) realized and unrealized included in:
Interest income	(11)	(7)
Net OTTI loss, credit-related	(34)	(201)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	844	944
Settlements	(957)	(525)
Transfers of held-to-maturity to available-for-sale securities	134	7,788
Balance, end of period	$7,663	$7,999
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(45)	$(208)

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,749	$20,008	$9,227	$18,737
New transactions elected for fair value option	173	12,980	229	7,479
Maturities and terminations	(559)	(4,035)	(403)	(7,313)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	24	18	116	44
Change in accrued interest	(2)	1	(1)	—
Balance, end of the period	$7,385	$28,972	$9,168	$18,947

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$8,684	$15,712	$10,490	$20,872
New transactions elected for fair value option	637	23,800	1,746	15,204
Maturities and terminations	(1,937)	(10,541)	(3,231)	(17,247)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	7	1	170	118
Change in accrued interest	(6)	—	(7)	—
Balance, end of the period	$7,385	$28,972	$9,168	$18,947

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for changes in credit risk were necessary for the three and nine months ended September 30, 2012 and 2011.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2012, and December 31, 2011:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At September 30, 2012			At December 31, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,057	$7,385	$328	$8,258	$8,684	$426
Consolidated obligation bonds	28,927	28,972	45	15,669	15,712	43

(1)	At September 30, 2012, and December 31, 2011, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $674,487 at September 30, 2012, and $691,868 at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $81,965 at September 30, 2012, and $101,204 at December 31, 2011. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10-K.

Off-balance sheet commitments as of September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012			December 31, 2011
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,305	$2,147	$3,452	$4,227	$1,087	$5,314
Commitments to fund additional advances(1)	19	1	20	100	2	102
Unsettled consolidated obligation bonds, par(2)	1,610	—	1,610	200	—	200
Interest rate exchange agreements, traded but not yet settled	1,321	—	1,321	705	—	705

(1)	At September 30, 2012, and December 31, 2011, $16 and $100, respectively, of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At September 30, 2012, and December 31, 2011, $1,305 and $200, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary's drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit range from 88 days to 10 years, including a final expiration in 2022.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $11 at September 30, 2012, and $6 at December 31, 2011. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments to fund additional advances totaled $20 and $102 at September 30, 2012, and December 31, 2011. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2012, and December 31, 2011. The estimated fair value of advance commitments was de minimis to the balance sheet as of September 30, 2012, and December 31, 2011.

Commitments to participate in the issuance of consolidated obligations totaled $1,610 and $200 at September 30, 2012, and December 31, 2011. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of September 30, 2012, and December 31, 2011.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of September 30, 2012, the Bank had pledged total collateral of $24, including securities with a carrying value of $20, all of which could be sold or repledged, and cash of $4 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2011, the Bank had pledged total collateral of $82, including securities with a carrying value of $33, all of which could be sold or repledged, and cash of $49 to counterparties that had market risk exposure to the Bank related to derivatives.

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

Note 18 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The tables include securities transactions where certain members, nonmembers and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP awards. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP awards provided to, the affiliates of certain members and nonmembers are in the ordinary course of the Bank's business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$1	$1
Investments(1)	2,545	1,367
Advances	28,420	36,689
Mortgage loans held for portfolio	1,177	1,454
Accrued interest receivable	30	33
Derivative assets, net	424	522
Total Assets	$32,597	$40,066
Liabilities:
Deposits	$436	$527
Mandatorily redeemable capital stock	4,259	4,960
Derivative liabilities, net	3	3
Total Liabilities	$4,698	$5,490
Notional amount of derivatives	$17,653	$31,033
Standby letters of credit	142	2,736

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest Income:
Investments(1)	$9	$12	$29	$42
Advances(2)	42	42	136	138
Mortgage loans held for portfolio	16	20	50	63
Total Interest Income	$67	$74	$215	$243
Interest Expense:
Mandatorily redeemable capital stock	$5	$2	$17	$6
Consolidated obligations(2)	(53)	(105)	(168)	(352)
Total Interest Expense	$(48)	$(103)	$(151)	$(346)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(46)	$(24)	$(120)	$(167)
Other income	—	1	1	3
Total Other Income/(Loss)	$(46)	$(23)	$(119)	$(164)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to September 30, 2012, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

Quarterly Overview

Economic growth in the United States remained weak in the third quarter of 2012, prompting the Federal Reserve to institute a major policy move in September that is intended to stimulate the housing market with lower interest rates and indirectly boost sluggish employment growth. Although job growth during the quarter was higher than in the second quarter, the rate of hiring was not sufficient to support sustained growth going forward. Some favorable trends, however, were evident during the period, as low interest rates and an increase in consumer confidence supported positive retail sales during the quarter. This optimism extended into the housing market, with some stabilization seen in existing home sales and prices. New home construction and sales strengthened as well. In general, liquidity remained high for many Federal Home Loan Bank of San Francisco members, and they continued to hold sufficient low-cost deposits to support loan originations. As a result, demand for Bank advances continued to decline during the quarter.

Net income for the third quarter of 2012 was $137 million, compared to net income of $36 million for the third quarter of 2011. The increase in net income for the third quarter of 2012 primarily reflected the impact of a lower credit-related other-than-temporary impairment (OTTI) charge on certain of the Bank's private-label residential mortgage-backed securities (PLRMBS), and a lower net loss associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by a decline in net interest income.

Net interest income for the third quarter of 2012 was $219 million, down from $268 million for the third quarter of 2011. The decrease in net interest income was due, in part, to lower average balances of advances, MBS, and mortgage loans, and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment.

Total other income/(loss) for the third quarter of 2012 was a loss of $34 million, compared to a loss of $197 million for the third quarter of 2011. The loss for the third quarter of 2012 reflected a credit-related OTTI charge of $4 million on certain PLRMBS; a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $30 million; and net interest expense on derivative instruments used in economic hedges of $2 million, which was generally offset by net interest income on the economically hedged assets and liabilities.

The $4 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the third quarter of 2012. The credit-related OTTI charge for the third quarter of 2011 was $101 million. Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS.

The $30 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the third quarter of 2012, which decreased from a $94 million net loss for the third quarter of 2011, reflected losses primarily associated with reversals of prior period gains and the effects of changes in interest rates. Net valuation gains and losses on these financial instruments will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss. In anticipation of the subsequent reversal of any net gains on these financial instruments, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation gains or losses on these instruments. As of September 30, 2012, the Bank's restricted retained earnings included a cumulative net gain of $70 million associated with derivatives, hedged items, and financial instruments carried at fair value.

Accumulated other comprehensive loss declined $0.8 billion during the first nine months of 2012, to $1.1 billion at September 30, 2012, from $1.9 billion at December 31, 2011, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

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

On October 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2012 at an annualized rate of 2.51%. The Bank recorded the dividend on October 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $60 million, on or about November 13, 2012. The Bank will pay the dividend in cash rather than stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of September 30, 2012, the Bank's excess capital stock totaled $5.7 billion, or 6.10% of total assets.

As of September 30, 2012, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 12.12%, exceeding the 4.00% requirement. The Bank had $11.4 billion in regulatory capital, exceeding its risk-based capital requirement of $4.0 billion. Total retained earnings were $2.2 billion as of September 30, 2012.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on November 14, 2012. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

During the first nine months of 2012, total assets decreased $19.4 billion, or 17%, to $94.2 billion at September 30, 2012, from $113.6 billion at December 31, 2011. Total advances declined $16.4 billion, or 24%, to $51.8 billion at September 30, 2012, from $68.2 billion at December 31, 2011. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors. In total, 112 institutions reduced their use of Bank advances during the first nine months of 2012, while 47 members increased their advances borrowings.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the third quarter of 2012, based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members.

No member institutions were placed into receivership during the third quarter of 2012 or from October 1, 2012, to October 31, 2012.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 30, 2011	September 30, 2011
Selected Balance Sheet Items at Quarter End
Total Assets	$94,189	$102,662	$110,087	$113,552	$128,308
Advances	51,825	56,074	62,040	68,164	78,462
Mortgage Loans Held for Portfolio, Net	1,411	1,547	1,686	1,829	1,990
Investments(1)	40,357	44,283	42,177	39,368	44,607
Consolidated Obligations:(2)
Bonds	73,371	73,528	74,579	83,350	99,118
Discount Notes	9,728	17,611	23,318	19,152	17,390
Mandatorily Redeemable Capital Stock	4,770	5,048	5,307	5,578	5,853
Capital Stock —Class B —Putable	4,464	4,643	4,717	4,795	4,934
Unrestricted Retained Earnings	204	97	3	—	—
Restricted Retained Earnings	1,979	1,954	1,963	1,803	1,695
Accumulated Other Comprehensive Income/(Loss)	(1,067)	(1,568)	(1,625)	(1,893)	(1,772)
Total Capital	5,580	5,126	5,058	4,705	4,857
Selected Operating Results for the Quarter
Net Interest Income	$219	$216	$242	$245	$268
Provision for Credit Losses on Mortgage Loans	—	(2)	1	1	—
Other Income/(Loss)	(34)	(82)	(20)	(87)	(197)
Other Expense	33	34	32	33	31
Assessments	15	11	20	13	4
Net Income/(Loss)	$137	$91	$169	$111	$36
Selected Other Data for the Quarter
Net Interest Margin(3)	0.88%	0.82%	0.88%	0.80%	0.77%
Operating Expenses as a Percent of Average Assets	0.11	0.11	0.10	0.09	0.07
Return on Average Assets	0.54	0.34	0.62	0.36	0.10
Return on Average Equity	10.25	7.23	13.99	9.14	2.81
Annualized Dividend Rate	0.47	0.51	0.48	0.30	0.26
Dividend Payout Ratio(4)	4.03	6.63	3.48	3.40	15.07
Average Equity to Average Assets Ratio	5.30	4.76	4.40	3.95	3.57
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	12.12	11.44	10.89	10.72	9.73
Duration Gap (in months)	(1)	—	—	2	—

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
September 30, 2012	$674,487
June 30, 2012	685,195
March 31, 2012	658,015
December 31, 2011	691,868
September 30, 2011	696,606

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income.

Results of Operations

The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three and nine months ended September 30, 2012 and 2011, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources.

Third Quarter of 2012 Compared to Third Quarter of 2011

Average Balance Sheets

	Three Months Ended
	September 30, 2012			September 30, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$6	$—	0.15%	$—	$—	—%
Securities purchased under agreements to resell	4,048	2	0.16	—	—	—
Federal funds sold	5,974	3	0.17	15,575	5	0.13
Trading securities:
MBS	16	—	1.65	21	—	2.56
Other investments	3,792	6	0.67	3,525	7	0.74
Available-for-sale securities:(1)
MBS	8,740	77	3.50	9,216	80	3.48
Other investments	305	—	0.45	1,925	1	0.24
Held-to-maturity securities:(1)
MBS	16,629	120	2.87	16,678	150	3.57
Other investments	4,454	3	0.25	8,806	3	0.16
Mortgage loans held for portfolio	1,489	18	4.76	2,049	31	5.97
Advances(2)	53,971	142	1.05	80,844	167	0.82
Loans to other FHLBanks	4	—	0.11	12	—	0.06
Total interest-earning assets	99,428	371	1.48	138,651	444	1.27
Other assets(3)(4)(5)	313	—	—	1,486	—	—
Total Assets	$99,741	$371	1.48%	$140,137	$444	1.26%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$76,046	$141	0.74%	$107,712	$166	0.61%
Discount notes	11,988	5	0.16	18,962	8	0.16
Deposits(3)	635	—	0.02	1,098	—	—
Mandatorily redeemable capital stock	4,912	6	0.49	5,998	2	0.13
Other borrowings	6	—	0.15	26	—	0.04
Total interest-bearing liabilities	93,587	152	0.65	133,796	176	0.52
Other liabilities(3)(4)	863	—	—	1,334	—	—
Total Liabilities	94,450	152	0.64	135,130	176	0.52
Total Capital	5,291	—	—	5,007	—	—
Total Liabilities and Capital	$99,741	$152	0.61%	$140,137	$176	0.50%
Net Interest Income		$219			$268
Net Interest Spread(6)			0.83%			0.75%
Net Interest Margin(7)			0.88%			0.77%
Interest-earning Assets/Interest-bearing Liabilities	106.24%			103.63%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2012			September 30, 2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(4)	$(35)	$(39)	$(7)	$(59)	$(66)
Consolidated obligation bonds	15	128	143	21	266	287

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2012 was $219 million, an 18% decrease from $268 million in the third quarter of 2011. The following table details the changes in interest income and interest expense for the third quarter of 2012 compared to the third quarter of 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$2	$2	$—
Federal funds sold	(2)	(4)	2
Trading securities:
Other investments	(1)	—	(1)
Available-for-sale securities:
MBS	(3)	(4)	1
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	(30)	—	(30)
Other investments	—	(2)	2
Mortgage loans held for portfolio	(13)	(7)	(6)
Advances(2)	(25)	(64)	39
Total interest-earning assets	(73)	(80)	7
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(25)	(55)	30
Discount notes	(3)	(3)	—
Mandatorily redeemable capital stock	4	—	4
Total interest-bearing liabilities	(24)	(58)	34
Net interest income	$(49)	$(22)	$(27)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $18 million in the third quarter of 2012 compared to $2 million in the third quarter of 2011.

The net interest margin for the third quarter of 2012 was 88 basis points, 11 basis points higher than the net interest margin for the third quarter of 2011, which was 77 basis points. The net interest spread for the third quarter of 2012 was 83 basis points, 8 basis points higher than the net interest spread for the third quarter of 2011, which was 75 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2012 and 2011.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2012	September 30, 2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(5)	$(3)
Total OTTI loss	(17)	(138)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	13	37
Net OTTI loss, credit-related	(4)	(101)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	6	72
Net gain/(loss) on derivatives and hedging activities	(33)	(165)
Other	2	—
Total Other Income/(Loss)	$(34)	$(197)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(5) million and $(2) million for the three months ended September 30, 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $4 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the third quarter of 2012. The following table presents the net OTTI loss for the three months ended September 30, 2012 and 2011:

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	September 30, 2012			September 30, 2011
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Securities newly impaired during the period	$(15)	$15	$—	$(58)	$57	$(1)
Securities previously impaired prior to current period(1)	(2)	(2)	(4)	(80)	(20)	(100)
Total	$(17)	$13	$(4)	$(138)	$37	$(101)

(1)
For the three months ended September 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to July 1, 2012. For the three months ended September 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to July 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2012	September 30, 2011
Advances	$24	$116
Consolidated obligation bonds	(18)	(44)
Total	$6	$72

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the third quarter of 2012 and 2011, the unrealized net fair value gains on advances were primarily driven by a decline in interest rates relative to the actual coupon rates on the Bank's advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by a decline in interest rates relative to the actual coupon rates on the consolidated obligation bonds.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the components of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

(In millions)	September 30, 2012				September 30, 2011
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Held under the fair value option	$—	$(18)	$(30)	$(48)	$—	$(136)	$(53)	$(189)
Not held under the fair value option	—	1	(5)	(4)	(2)	(7)	(6)	(15)
Consolidated obligation bonds:
Held under the fair value option	—	19	9	28	—	36	26	62
Not held under the fair value option	(3)	(30)	37	4	(11)	(13)	50	26
Consolidated obligation discount notes:
Not held under the fair value option	—	(1)	(10)	(11)	—	(34)	(16)	(50)
Non-mortgage-backed securities (non-MBS) investments:
Not held under the fair value option	—	1	(3)	(2)	—	4	(3)	1
Total	$(3)	$(28)	$(2)	$(33)	$(13)	$(150)	$(2)	$(165)

During the third quarter of 2012, net losses on derivatives and hedging activities totaled $33 million compared to net losses of $165 million in the third quarter of 2011. These amounts included net interest expense on derivative instruments used in economic hedges, which totaled $2 million in the third quarter of 2012 and $2 million in the third quarter of 2011. Excluding the impact of net interest expense on derivative instruments used in economic hedges, the net losses on fair value and economic hedges were primarily associated with reversals of prior period gains and the effects of changes in interest rates.

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

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

Average Balance Sheets

	Nine Months Ended
	September 30, 2012			September 30, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$16	$—	0.12%	$—	$—	—%
Securities purchased under agreements to resell	2,397	3	0.16	—	—	—
Federal funds sold	8,080	9	0.15	16,386	19	0.15
Trading securities:
MBS	17	—	1.84	22	—	2.87
Other investments	3,432	19	0.73	3,373	19	0.72
Available-for-sale securities:(1)
MBS	9,054	240	3.54	5,457	150	3.69
Other investments	968	3	0.48	1,927	4	0.26
Held-to-maturity securities:(1)
MBS	15,775	363	3.07	19,982	533	3.57
Other investments	4,699	8	0.23	8,982	13	0.20
Mortgage loans held for portfolio	1,624	60	4.95	2,163	87	5.36
Advances(2)	59,102	455	1.03	87,204	539	0.83
Loans to other FHLBanks	3	—	0.12	6	—	0.08
Total interest-earning assets	105,167	1,160	1.47	145,502	1,364	1.25
Other assets(3)(4)(5)	539	—	—	875	—	—
Total Assets	$105,706	$1,160	1.47%	$146,377	$1,364	1.25%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$74,895	$445	0.79%	$113,203	$540	0.64%
Discount notes	18,671	18	0.13	19,623	28	0.19
Deposits(3)	700	—	0.02	982	—	0.01
Mandatorily redeemable capital stock	5,204	20	0.51	4,168	8	0.24
Other borrowings	7	—	0.13	12	—	0.07
Total interest-bearing liabilities	99,477	483	0.65	137,988	576	0.56
Other liabilities(3)(4)	1,146	—	—	1,595	—	—
Total Liabilities	100,623	483	0.64	139,583	576	0.55
Total Capital	5,083	—	—	6,794	—	—
Total Liabilities and Capital	$105,706	$483	0.61%	$146,377	$576	0.53%
Net Interest Income		$677			$788
Net Interest Spread(6)			0.82%			0.69%
Net Interest Margin(7)			0.86%			0.73%
Interest-earning Assets/Interest-bearing Liabilities	105.72%			105.45%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2012			September 30, 2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(12)	$(110)	$(122)	$(24)	$(209)	$(233)
Consolidated obligation bonds	45	399	444	65	913	978

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2012 was $677 million, a 14% decrease from $788 million in the first nine months of 2011. The following table details the changes in interest income and interest expense for the first nine months of 2012 compared to the first nine months of 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$3	$3	$—
Federal funds sold	(10)	(9)	(1)
Available-for-sale securities:
MBS	90	96	(6)
Other investments	(1)	(3)	2
Held-to-maturity securities:
MBS	(170)	(102)	(68)
Other investments	(5)	(7)	2
Mortgage loans held for portfolio	(27)	(21)	(6)
Advances(2)	(84)	(198)	114
Total interest-earning assets	(204)	(241)	37
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(95)	(208)	113
Discount notes	(10)	(1)	(9)
Mandatorily redeemable capital stock	12	2	10
Total interest-bearing liabilities	(93)	(207)	114
Net interest income	$(111)	$(34)	$(77)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $41 million in the first nine months of 2012 compared to $12 million in the first nine months of 2011.

The net interest margin was 86 basis points for the first nine months of 2012, 13 basis points higher than the net interest margin for the first nine months of 2011, which was 73 basis points. The net interest spread was 82 basis points for the first nine months of 2012, 13 basis points higher than the net interest spread for the first nine months of 2011, which was 69 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased. In addition, the increase in prepayment fees contributed to the increases in the net interest margin and spread.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2012 and 2011.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(10)	$(4)
Total OTTI loss	(46)	(342)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	12	(31)
Net OTTI loss, credit-related	(34)	(373)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	6	52
Net gain/(loss) on derivatives and hedging activities	(103)	(236)
Other	5	3
Total Other Income/(Loss)	$(136)	$(558)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(10) million and $(2) million for the nine months ended September 30, 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $34 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the first nine months of 2012. The following table presents the net OTTI loss for the nine months ended September 30, 2012 and 2011.

Net Other-Than-Temporary Impairment Loss

	Nine Months Ended
	September 30, 2012			September 30, 2011
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Securities newly impaired during the period	$(24)	$24	$—	$(205)	$193	$(12)
Securities previously impaired prior to current period(1)	(22)	(12)	(34)	(137)	(224)	(361)
Total	$(46)	$12	$(34)	$(342)	$(31)	$(373)

(1)
For the nine months ended September 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the nine months ended September 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011
Advances	$7	$170
Consolidated obligation bonds	(1)	(118)
Total	$6	$52

For the first nine months of 2012 and 2011, the unrealized net fair value gains on advances and losses on consolidated obligation bonds were primarily driven by a decline in interest rates relative to the actual coupon rates on the Bank's advances and the consolidated obligation bonds.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the first nine months of 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

(In millions)	September 30, 2012				September 30, 2011
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(37)	$(98)	$(135)	$—	$(170)	$(165)	$(335)
Not elected for fair value option	1	6	(16)	(9)	(1)	(3)	(23)	(27)
Consolidated obligation bonds:
Elected for fair value option	—	45	24	69	—	82	77	159
Not elected for fair value option	(19)	(85)	113	9	(17)	(67)	138	54
Consolidated obligation discount notes:
Not elected for fair value option	—	—	(35)	(35)	—	(45)	(37)	(82)
Non-MBS investments:
Not elected for fair value option	—	6	(8)	(2)	—	4	(9)	(5)
Total	$(18)	$(65)	$(20)	$(103)	$(18)	$(199)	$(19)	$(236)

During the first nine months of 2012, net losses on derivatives and hedging activities totaled $103 million compared to net losses of $236 million in the first nine months of 2011. These amounts included net interest expense on derivative instruments used in economic hedges of $20 million and $19 million in the first nine months of 2012 and 2011, respectively. Excluding the impact of net interest expense on derivative instruments used in economic hedges, the net losses on fair value and economic hedges were primarily associated with reversals of prior period gains and the effects of changes in interest rates during the period.

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

Return on Average Equity

Return on average equity (ROE) was 10.25% (annualized) for the third quarter of 2012, compared to 2.81% (annualized) for the third quarter of 2011. This increase primarily reflected the increase in net income in the third quarter of 2012, partially offset by an increase in average equity, which grew 6%, to $5.3 billion in the third quarter of 2012 from $5.0 billion in the third quarter of 2011.

ROE was 10.43% (annualized) for the first nine months of 2012, compared to 2.06% (annualized) for the first nine months of 2011. This increase reflected the increase in net income in the first nine months of 2012 and the decrease in average equity, which declined 25%, to $5.1 billion in the first nine months of 2012 from $6.8 billion in the first nine months of 2011.

Dividends and Retained Earnings

By regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a Retained Earnings and Dividend Policy that is reviewed at least annually by the Bank's Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The Bank's Risk Management Policy may limit the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 114.1% as of September 30, 2012. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank's 2011 Form 10-K.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2012, advances maturing within five years totaled $47.9 billion, significantly in excess of the $179 million of member deposits on that date. At December 31, 2011, advances maturing within five years totaled $64.2 billion, also significantly in excess of the $156 million of member deposits on that date. In addition, as of September 30, 2012, and December 31, 2011, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of September 30, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012				September 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$72	$1,800	$82	$1,954	$130	$1,535	$—	$1,665
Transfers to/(from) restricted retained earnings	(2)	—	27	25	(44)	67	7	30
Balance at end of the period	$70	$1,800	$109	$1,979	$86	$1,602	$7	$1,695

	Nine Months Ended
	September 30, 2012				September 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$79	$1,695	$29	$1,803	$148	$1,461	$—	$1,609
Transfers to/(from) restricted retained earnings	(9)	105	80	176	(62)	141	7	86
Balance at end of the period	$70	$1,800	$109	$1,979	$86	$1,602	$7	$1,695

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $11 million at an annualized rate of 0.47% in the third quarter of 2012, and $8 million at an annualized rate of 0.26% in the third quarter of 2011.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $37 million at an annualized rate of 0.49% in the first nine months of 2012, and $27 million at an annualized rate of 0.29% in the first nine months of 2011.

On October 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2012 at an annualized rate of 2.51%. The Bank recorded the dividend on October 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $60 million, on or about November 13, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of September 30, 2012, the Bank's excess capital stock totaled $5.7 billion, or 6.10% of total assets.

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

Financial Condition

Total assets were $94.2 billion at September 30, 2012, a 17% decrease from $113.6 billion at December 31, 2011. Advances decreased by $16.4 billion, or 24%, to $51.8 billion at September 30, 2012, from $68.2 billion at December 31, 2011. Average total assets were $99.7 billion for the third quarter of 2012, a 29% decrease compared to $140.1 billion for the third quarter of 2011. Average total assets were $105.7 billion for the first nine months of 2012, a 28% decrease compared to $146.4 billion for the first nine months of 2011. Average advances were $54.0 billion for the third quarter of 2012, a 33% decrease from $80.8 billion for the third quarter of 2011. Average advances were $59.1 billion for the first nine months of 2012, a 32% decrease from $87.2 billion for the first nine months of 2011.

The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors.

Advances outstanding at September 30, 2012, included unrealized gains of $662 million, of which $334 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $328 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2011, included unrealized gains of $728 million, of which $302 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $426 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2011, to September 30, 2012, was primarily attributable to the reversal of prior period gains, partially offset by gains attributable to a decline in interest rates relative to the actual coupon rates on the Bank's advances.

Total liabilities were $88.6 billion at September 30, 2012, a 19% decrease from $108.8 billion at December 31, 2011, reflecting decreases in consolidated obligations outstanding from $102.5 billion at December 31, 2011, to $83.1 billion at September 30, 2012. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first nine months of 2012. Average total liabilities were $94.5 billion for the third quarter of 2012, a 30% decrease compared to $135.1 billion for the third quarter of 2011. Average total liabilities were $100.6 billion for the first nine months of 2012, a 28% decrease compared to $139.6 billion for the first nine months of 2011. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $88.0 billion in the third quarter of 2012 and $126.7 billion in the third quarter of 2011. Average consolidated obligations were $93.6 billion in the first nine months of 2012 and $132.8 billion in the first nine months of 2011.

Consolidated obligations outstanding at September 30, 2012, included unrealized losses of $1.0 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $45 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2011, included unrealized losses of $1.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2011, to September 30, 2012, was primarily attributable to a decline in interest rates relative to the actual coupon rates on the Bank's consolidated obligation bonds.

As provided by the FHLBank Act and regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $674.5 billion at September 30, 2012, and $691.9 billion at December 31, 2011.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2012, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $68.8 billion (73% of total assets) at September 30, 2012, from $88.3 billion (78% of total assets) at December 31, 2011, representing a decrease of $19.5 billion, or 22%. The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $74 million in the third quarter of 2012, a decrease of $5 million, or 6%, compared to $79 million in the third quarter of 2011. In the first nine months of 2012, adjusted net interest income for this segment was $206 million, a decrease of $54 million, or 21%, compared to $260 million in the first nine months of 2011. These decreases were primarily due to lower balances of advances and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment.

Members and nonmember borrowers prepaid $1.3 billion of advances in the third quarter of 2012 compared to $0.8 billion in the third quarter of 2011. Interest income was increased by net prepayment fees of $18 million in the third quarter of 2012 and $2 million in the third quarter of 2011. Members and nonmember borrowers prepaid $2.8 billion of advances in the first nine months of 2012 compared to $4.0 billion in the first nine months of 2011. Interest income was increased by net prepayment fees of $41 million in the first nine months of 2012 and $12 million in the first nine months of 2011.

Adjusted net interest income for this segment represented 37% and 34% of total adjusted net interest income for the third quarter of 2012 and 2011, respectively, and 34% and 38% of total adjusted net interest income for the first nine months of 2012 and 2011, respectively.

Advances – The par amount of advances outstanding decreased by $16.2 billion, or 24%, to $51.2 billion at

September 30, 2012, from $67.4 billion at December 31, 2011. The decrease in advances outstanding was primarily attributable to the $12.1 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $36.0 billion at September 30, 2012, from $48.1 billion at December 31, 2011. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances” for further information.) The remaining $4.2 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 112 borrowers decreased their advances during the first nine months of 2012, while 47 members increased their advances.

The $16.2 billion decrease in advances outstanding reflects a $7.7 billion decrease in fixed rate advances and an $8.7 billion decrease in adjustable rate advances, partially offset by a $0.2 billion increase in daily variable rate advances.

The components of the advances portfolio at September 30, 2012, and December 31, 2011, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2012		December 31, 2011
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$25,236	49%	$34,006	50%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	135	—	160	—
Subtotal adjustable rate advances	25,372	49	34,167	50
Fixed	17,377	34	24,004	37
Fixed – amortizing	311	1	348	—
Fixed – with PPS(1)	6,236	13	5,842	9
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	10	—	5	—
Fixed – callable at member's option with PPS(1)	51	—	323	—
Fixed – putable at Bank's option	205	—	1,111	2
Fixed – putable at Bank's option with PPS(1)	85	—	350	—
Subtotal fixed rate advances	24,475	48	32,183	48
Daily variable rate	1,316	3	1,086	2
Total par amount	$51,163	100%	$67,436	100%

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

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank's total non-MBS investment portfolio was $16.5 billion as of September 30, 2012, an increase of $0.4 billion, or 2%, from $16.1 billion as of December 31, 2011. The increase in the non-MBS investment portfolio was primarily due to higher balances of short-term securities purchased under agreements to resell and Federal funds sold.

Cash and Due from Banks – Cash and due from banks was $2 million at September 30, 2012, a $3.5 billion decrease from December 31, 2011. During 2012, the Bank began investing cash in securities purchased under agreements to resell. As a result, cash held at the Federal Reserve Bank of San Francisco declined.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $20.3 billion, or 24%, from $83.6 billion at December 31, 2011, to $63.3 billion at September 30, 2012. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.”

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

At September 30, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $87.7 billion, of which $18.6 billion were hedging advances, $65.4 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. At December 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $114.8 billion, of which $24.4 billion were hedging advances, $87.2 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee has not changed the target Federal funds rate since December 16, 2008. As of September 30, 2012, 3-month U.S. Treasury bills and 3-month LIBOR rates increased while 2-year and 5-year U.S. Treasury rates decreased compared to December 31, 2011. In general, yields on U.S. Treasury securities during the first nine months of 2012 remained at historically low levels partly as a result of expansionary monetary policy, including the Federal Reserve's announcement on September 13, 2012, of a new bond-buying program commonly referred to as QE3, and continued high financial risk in Europe.

Selected Market Interest Rates

Market Instrument	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.07	0.01	0.02	0.13
3-month LIBOR	0.36	0.58	0.37	0.30
2-year Treasury note	0.23	0.24	0.25	0.60
5-year Treasury note	0.63	0.83	0.95	2.01

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first nine months of 2012 and 2011. Higher three-month LIBOR rates in the first nine months of 2012 compared to the same period in 2011 (in part because of increased sovereign and financial risks in Europe during 2012) and continued investor demand for FHLBank debt contributed to lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2012	September 30, 2011
Consolidated obligation bonds	-26.9	-17.9
Consolidated obligation discount notes (one month and greater)	-27.0	-19.0

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

At September 30, 2012, assets associated with this segment were $25.4 billion (27% of total assets), an increase of $0.1 billion from $25.3 billion at December 31, 2011 (22% of total assets). The MBS portfolio increased $0.5 billion to $23.8 billion at September 30, 2012, from $23.3 billion at December 31, 2011, primarily because of purchases of $3.8 billion of agency residential MBS and a $0.8 billion improvement in the fair value of PLRMBS classified as available-for-sale, partially offset by principal repayments totaling $4.0 billion. In addition, mortgage loan balances declined by $0.4 billion to $1.4 billion at September 30, 2012, from $1.8 billion at December 31, 2011. In the third quarter of 2012, average MBS investments were $25.4 billion, a decrease of $0.5 billion from $25.9 billion in the third quarter of 2011. In the first nine months of 2012, average MBS investments decreased $0.7 billion to $24.8 billion, compared to $25.5 billion in the first nine months of 2011. Average mortgage loans were $1.5 billion in the third quarter of 2012, a decrease of $0.5 billion from $2.0 billion in the third quarter of 2011. Average mortgage loans decreased $0.6 billion to $1.6 billion in the first nine months of 2012 from $2.2 billion in the first nine months of 2011.

Adjusted net interest income for this segment was $128 million in the third quarter of 2012, a decrease of $22 million, or 15%, from $150 million in the third quarter of 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans. In the first nine months of 2012, adjusted net interest income for this segment was $393 million, a decrease of $32 million, or 8%, from $425 million in the first nine months of 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 63% and 66% of total adjusted net interest income for the third quarter of 2012 and 2011, respectively, and 66% and 62% of total adjusted net interest income for the first nine months of 2012 and 2011, respectively.

MPF Program – At September 30, 2012, and December 31, 2011, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2011 Form 10-K. Mortgage loan balances at September 30, 2012, and December 31, 2011, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2012	December 31, 2011
MPF Plus	$1,301	$1,692
Original MPF	118	149
Subtotal	1,419	1,841
Unamortized premiums	12	15
Unamortized discounts	(16)	(21)
Mortgage loans held for portfolio	1,415	1,835
Less: Allowance for credit losses	(4)	(6)
Mortgage loans held for portfolio, net	$1,411	$1,829

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

MBS Investments – The Bank's MBS portfolio was $23.8 billion at September 30, 2012, compared to $23.3 billion at December 31, 2011. During the first nine months of 2012, the Bank's MBS portfolio increased primarily because of purchases of $3.8 billion of agency residential MBS and a $0.8 billion improvement in the fair value of PLRMBS classified as available-for-sale, partially offset by principal repayments totaling $4.0 billion. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Borrowings – Total consolidated obligations funding the mortgage-related business increased $0.1 billion to $25.4 billion at September 30, 2012, from $25.3 billion at December 31, 2011, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio, totaled $11.9 billion and $14.8 billion, at September 30, 2012, and December 31, 2011, respectively.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2011 Form 10-K. The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2012, and December 31, 2011.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2012	December 31, 2011
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$10,291	$15,014
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,263	1,091
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,931	8,092
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	141	166
Subtotal Economic Hedges(1)			8,336	9,350
Total			18,627	24,364
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	22,856	33,996
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,658	4,608
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,385	1,385
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	27,023	11,478
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	6,000
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	11,136	14,300
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	600	470
Subtotal Economic Hedges(1)			44,802	38,241
Total			67,658	72,237

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2012	December 31, 2011
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,180	7,345
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,342	1,390
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,824	2,806
Subtotal Economic Hedges(1)			3,166	4,196
Total			4,346	11,541
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,225	1,865
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	3,380	14,760
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	595	1,580
Total			5,200	18,205
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	—	1
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,477	1,633
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	435	785
Total			2,912	2,419
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	810	810
Total			810	810
Total Notional Amount			$99,553	$129,576

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2012, the total notional amount of interest rate exchange agreements outstanding was $99.6 billion, compared with $129.6 billion at December 31, 2011. The $30.0 billion decrease in the notional amount of derivatives during the first nine months of 2012 was due to a net $11.8 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $5.7 billion decrease in interest rate exchange agreements hedging advances, and a net $13.0 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by a net $0.5 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2012, and December 31, 2011.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,291	$(318)	$317	$—	$(1)
Non-callable bonds	22,856	954	(957)	—	(3)
Callable bonds	1,180	17	(7)	—	10
Subtotal	34,327	653	(647)	—	6
Not qualifying for hedge accounting (economic hedges):
Advances	8,336	(331)	—	309	(22)
Non-callable bonds	44,802	247	—	(34)	213
Callable bonds	3,166	4	—	5	9
Discount notes	5,200	(26)	—	—	(26)
FFCB bonds and TLGP securities	2,912	(2)	—	—	(2)
Intermediated	810	—	—	—	—
Subtotal	65,226	(108)	—	280	172
Total excluding accrued interest	99,553	545	(647)	280	178
Accrued interest	—	158	(166)	3	(5)
Total	$99,553	$703	$(813)	$283	$173

December 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,014	$(271)	$270	$—	$(1)
Non-callable bonds	33,996	1,076	(1,083)	—	(7)
Callable bonds	7,345	32	(9)	—	23
Subtotal	56,355	837	(822)	—	15
Not qualifying for hedge accounting (economic hedges):
Advances	9,350	(396)	—	401	5
Non-callable bonds	38,241	289	—	(31)	258
Callable bonds	4,196	4	—	3	7
Discount notes	18,205	(26)	—	—	(26)
FFCB bonds and TLGP securities	2,418	(8)	—	—	(8)
MBS – trading	1	—	—	—	—
Intermediated	810	—	—	—	—
Subtotal	73,221	(137)	—	373	236
Total excluding accrued interest	129,576	700	(822)	373	251
Accrued interest	—	99	(105)	9	3
Total	$129,576	$799	$(927)	$382	$254

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of September 30, 2012, and December 31, 2011.

Concentration of Derivatives Counterparties

(Dollars in millions)		September 30, 2012		December 31, 2011
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$22,562	23%	$25,836	20%
Deutsche Bank AG	A	18,020	18	24,055	19
JPMorgan Chase Bank, National Association	A	9,857	10	15,961	12
UBS AG	A	14,667	15	15,398	12
Subtotal		65,106	66	81,250	63
Others	At least BBB	34,447	34	48,326	37
Total		$99,553	100%	$129,576	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first nine months of 2012, the FHLBanks issued $45 billion in global bonds, $137 billion in callable bonds, and $647 billion in auctioned discount notes.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least five business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first nine months of 2012. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the

Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following September 30, 2012, and December 31, 2011. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2012		As of December 31, 2011
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$100	$100
Commitments to purchase investments	—	—	—	54
Demand deposits	601	601	628	628
Maturing member term deposits	—	1	1	1
Discount note and bond maturities and expected exercises of bond call options	3,069	13,801	820	24,691
Subtotal obligations	3,670	14,403	1,549	25,474
Sources of available funds:
Maturing investments	8,604	13,683	1,250	11,879
Cash at Federal Reserve Bank of San Francisco	1	1	3,493	3,493
Proceeds from scheduled settlements of discount notes and bonds	1,340	1,610	200	200
Maturing MBS	—	—	—	1
Maturing advances and scheduled prepayments	1,904	5,099	1,463	13,126
Subtotal sources	11,849	20,393	6,406	28,699
Net funds available	8,179	5,990	4,857	3,225
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	20,498	—	20,278
TLGP securities	842	—	2,763	2,189
FFCB bonds	2,872	2,217	1,811	1,245
Subtotal contingent sources	3,714	22,715	4,574	23,712
Total contingent funds available	$11,893	$28,705	$9,431	$26,937

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at September 30, 2012, and December 31, 2011. During the first nine months of 2012, the Bank's risk-based capital requirement decreased from $4.9 billion at December 31, 2011, to $4.0 billion at September 30, 2012. The decrease was primarily due to a lower market risk requirement as a result of the improvement in the Bank's market value of capital.

Regulatory Capital Requirements

	September 30, 2012		December 31, 2011
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,024	$11,417	$4,915	$12,176
Total regulatory capital	$3,768	$11,417	$4,542	$12,176
Total regulatory capital ratio	4.00%	12.12%	4.00%	10.72%
Leverage capital	$4,709	$17,125	$5,678	$18,264
Leverage ratio	5.00%	18.18%	5.00%	16.08%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on November 14, 2012. This repurchase, combined with the scheduled redemption of $15 million in mandatorily redeemable capital stock during the fourth quarter of 2012, will reduce the Bank's excess capital stock by up to $765 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

To identify the credit strength of each borrower, other than community development financial institutions (CDFIs), the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information and are revised, if necessary, to reflect the borrower's current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of September 30, 2012, and December 31, 2011.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	171	97	$38,098	$123,990	31%
4-6	172	91	15,879	37,211	43
7-10	32	18	616	1,132	54
Subtotal	375	206	54,593	162,333	34
CDFIs	3	2	35	38	92
Total	378	208	$54,628	$162,371	34%

December 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	120	78	$41,276	$117,959	35%
4-6	204	112	30,302	53,120	57
7-10	60	31	1,158	3,147	37
Total	384	221	$72,736	$174,226	42
CDFIs	2	2	21	28	75
Total	386	223	$72,757	$174,254	42%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$257
11% – 25%	9	14,504	17,891
26% – 50%	28	5,657	9,922
More than 50%	162	34,229	134,301
Total	208	$54,628	$162,371

December 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$247
11% – 25%	10	19,404	22,512
26% – 50%	32	19,791	32,519
More than 50%	172	33,324	118,976
Total	223	$72,757	$174,254

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on

MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2012, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 90% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2012, and December 31, 2011.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2012		December 31, 2011
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$215	$212	$251	$248
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,225	4,235	5,132	5,047
Agency pools and collateralized mortgage obligations	13,614	13,388	12,697	12,469
PLRMBS – publicly registered AAA-rated senior tranches	5	4	49	33
PLRMBS – publicly registered AA-rated senior tranches	1	1	10	6
PLRMBS – publicly registered A-rated senior tranches	2	1	9	2
PLRMBS – publicly registered BBB-rated senior tranches	2	—	54	12
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	4	3	8	6
Term deposits with the Bank	2	2	1	1
Total	$18,070	$17,846	$18,211	$17,824

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

As of September 30, 2012, 53% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 37% was pledged by 172 institutions under blanket lien with detailed reporting, and 11% was pledged by 102 institutions under blanket lien with summary reporting.

As of September 30, 2012, the Bank's maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity of small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2012, and December 31, 2011.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2012		December 31, 2011
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$102,869	$74,170	$119,089	$78,938
Second lien residential mortgage loans and home equity lines of credit	35,854	9,104	40,154	9,668
Multifamily mortgage loans	29,981	25,144	36,865	28,953
Commercial mortgage loans	44,298	28,961	47,582	29,417
Loan participations(1)	9,600	6,348	13,138	8,637
Small business, small farm, and small agribusiness loans	2,817	661	3,046	710
Other	687	137	764	107
Total	$226,106	$144,525	$260,638	$156,430

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2012, and December 31, 2011, the unpaid principal balance of these loans totaled $16 billion and $19 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, borrowers with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Interest-bearing deposits	$—	$—	$1,000	$—	$—	$—	$—	$—	$—	$—	$—	$1,000
Commercial paper(2)	—	—	710	—	—	—	—	—	—	—	—	710
Housing finance agency bonds	—	152	—	408	—	—	—	—	—	—	—	560
GSEs:
FFCB bonds	—	2,961	—	—	—	—	—	—	—	—	—	2,961
TLGP securities(3)	—	869	—	—	—	—	—	—	—	—	—	869
Total non-MBS	—	3,982	1,710	408	—	—	—	—	—	—	—	6,100
MBS:
Other U.S. obligations:
Ginnie Mae	—	199	—	—	—	—	—	—	—	—	—	199
GSEs:
Freddie Mac	—	5,061	—	—	—	—	—	—	—	—	—	5,061
Fannie Mae	—	7,755	52	—	32	—	—	—	—	—	—	7,839
Total GSEs	—	12,816	52	—	32	—	—	—	—	—	—	12,900
PLRMBS:
Prime	22	143	247	425	677	403	360	100	219	61	1	2,658
Alt-A, option ARM	—	—	—	—	—	19	943	48	22	—	—	1,032
Alt-A, other	26	91	66	477	605	761	3,219	612	953	230	1	7,041
Total PLRMBS	48	234	313	902	1,282	1,183	4,522	760	1,194	291	2	10,731
Total MBS	48	13,249	365	902	1,314	1,183	4,522	760	1,194	291	2	23,830
Total securities	48	17,231	2,075	1,310	1,314	1,183	4,522	760	1,194	291	2	29,930
Securities purchased under agreements to resell	—	—	3,000	—	—	—	—	—	—	—	—	3,000
Federal funds sold(4)	—	5,810	1,617	—	—	—	—	—	—	—	—	7,427
Total investments	$48	$23,041	$6,692	$1,310	$1,314	$1,183	$4,522	$760	$1,194	$291	$2	$40,357

Investment Credit Exposure
(In millions)
December 31, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Non-MBS
Interest-bearing deposits	$—	$—	$3,539	$—	$—	$—	$—	$—	$—	$3,539
Commercial paper(2)	—	1,500	300	—	—	—	—	—	—	1,800
Housing finance agency bonds	—	187	—	459	—	—	—	—	—	646
GSEs:
FFCB bonds	—	1,867	—	—	—	—	—	—	—	1,867
TLGP securities(3)	—	2,849	—	—	—	—	—	—	—	2,849
Total non-MBS	—	6,403	3,839	459	—	—	—	—	—	10,701
MBS
Other U.S. obligations:
Ginnie Mae	—	234	—	—	—	—	—	—	—	234
GSEs:
Freddie Mac	—	3,374	—	—	—	—	—	—	—	3,374
Fannie Mae	—	8,315	—	—	—	—	—	—	—	8,315
Total GSEs	—	11,689	—	—	—	—	—	—	—	11,689
PLRMBS:
Prime	72	306	387	700	529	330	413	178	118	3,033
Alt-A, option ARM	—	—	—	—	—	—	936	53	26	1,015
Alt-A, other	36	137	196	667	434	771	3,412	719	958	7,330
Total PLRMBS	108	443	583	1,367	963	1,101	4,761	950	1,102	11,378
Total MBS	108	12,366	583	1,367	963	1,101	4,761	950	1,102	23,301
Total securities	108	18,769	4,422	1,826	963	1,101	4,761	950	1,102	34,002
Federal funds sold(4)	—	5,366	—	—	—	—	—	—	—	5,366
Total investments	$108	$24,135	$4,422	$1,826	$963	$1,101	$4,761	$950	$1,102	$39,368

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

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

As of September 30, 2012, the Bank's unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and interest-bearing deposits, which represented 66.1% and 100.0%, respectively, of the Bank's total unsecured investment credit exposure in Federal funds sold and interest-bearing deposits.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. This table does not reflect the foreign sovereign government's credit rating. At September 30, 2012, 63.6% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2012
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$900	$1,202	$2,102
U.S. subsidiaries of foreign commercial banks	—	1,125	1,125
Total domestic and U.S. subsidiaries of foreign commercial banks	900	2,327	3,227
U.S. branches and agency offices of foreign commercial banks:
Canada	3,910	1,000	4,910
Australia	1,000	—	1,000
Total U.S. branches and agency offices of foreign commercial banks	4,910	1,000	5,910
Total unsecured credit exposure	$5,810	$3,327	$9,137

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2012.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2012. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. The Bank's internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2012
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$900	$1,202	$—	$2,102
U.S. subsidiaries of foreign commercial banks	1,000	125	—	1,125
Total domestic and U.S. subsidiaries of foreign commercial banks	1,900	1,327	—	3,227
U.S. branches and agency offices of foreign commercial banks:
Canada	2,440	2,120	350	4,910
Australia	—	700	300	1,000
Total U.S. branches and agency offices of foreign commercial banks	2,440	2,820	650	5,910
Total unsecured credit exposure	$4,340	$4,147	$650	$9,137

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2012.

The Bank determined that, as of September 30, 2012, all of the gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2012, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At September 30, 2012, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $114 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2012, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank's MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank's capital. At September 30, 2012, the Bank's MBS portfolio was 218% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At September 30, 2012, PLRMBS representing 36% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2012, the Bank's investment in MBS had gross unrealized losses totaling $1.3 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2012, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The Bank's housing price forecast as of September 30, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 4% over the 3- to 9-month periods beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 2% over the 3-month period beginning July 1, 2012.

Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 9% over the 3- to 9-month periods beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning July 1, 2012. The following table shows the base case scenario and what the ranges of the annualized projected home price recovery rates by month would have been under the more adverse housing price scenario at September 30, 2012:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
Months	Base Case			Adverse Case
1 - 6	0.0%	-	2.8%	0.0%	-	1.9%
7 - 18	0.0%	-	3.0%	0.0%	-	2.0%
19 - 24	1.0%	-	4.0%	0.7%	-	2.7%
25 - 30	2.0%	-	4.0%	1.3%	-	2.7%
31 - 42	2.0%	-	5.0%	1.3%	-	3.4%
43 - 66	2.0%	-	6.0%	1.3%	-	4.0%
Thereafter	2.3%	-	5.6%	1.5%	-	3.8%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at September 30, 2012:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	4	$37	$(1)	5	$208	$(1)
Alt-A, option ARM	4	120	(1)	10	883	(33)
Alt-A, other	15	840	(2)	91	4,723	(91)
Total	23	$997	$(4)	106	$5,814	$(125)

(1)	Amounts are for the three months ended September 30, 2012.

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of September 30, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$29	$229	$—	$—	$—	$—	$258
2007	—	—	—	—	—	102	65	138	247	90	—	642
2006	18	—	—	5	—	93	20	2	51	—	—	189
2005	—	—	—	49	—	18	83	—	—	—	—	150
2004 and earlier	4	142	245	370	678	170	15	—	—	—	1	1,625
Total Prime	22	142	245	424	678	412	412	140	298	90	1	2,864
Alt-A, option ARM
2007	—	—	—	—	—	—	1,232	—	—	—	—	1,232
2006	—	—	—	—	—	—	213	—	—	—	—	213
2005	—	—	—	—	—	19	23	151	91	—	—	284
Total Alt-A, option ARM	—	—	—	—	—	19	1,468	151	91	—	—	1,729
Alt-A, other
2008	—	—	—	—	—	175	—	—	—	—	—	175
2007	—	—	—	—	135	—	1,339	—	762	—	—	2,236
2006	—	65	—	—	—	20	412	35	304	231	—	1,067
2005	4	—	11	18	21	546	2,155	753	279	144	—	3,931
2004 and earlier	21	26	59	458	454	104	88	—	—	—	1	1,211
Total Alt-A, other	25	91	70	476	610	845	3,994	788	1,345	375	1	8,620
Total par amount	$47	$233	$315	$900	$1,288	$1,276	$5,874	$1,079	$1,734	$465	$2	$13,213

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at September 30, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$—	$229	$—	$—	$—	$229
2007	—	—	—	—	19	65	138	247	90	559
2006	—	—	5	—	—	20	2	51	—	78
2005	—	—	—	—	18	31	—	—	—	49
2004 and earlier	—	—	—	21	73	15	—	—	—	109
Total Prime	—	—	5	21	110	360	140	298	90	1,024
Alt-A, option ARM
2007	—	—	—	—	—	1,232	—	—	—	1,232
2006	—	—	—	—	—	213	—	—	—	213
2005	—	—	—	—	—	—	151	91	—	242
Total Alt-A, option ARM	—	—	—	—	—	1,445	151	91	—	1,687
Alt-A, other
2008	—	—	—	—	175	—	—	—	—	175
2007	—	—	—	—	—	1,339	—	762	—	2,101
2006	65	—	—	—	20	412	35	304	231	1,067
2005	—	—	—	—	546	2,155	753	279	144	3,877
2004 and earlier	—	30	68	127	60	88	—	—	—	373
Total Alt-A, other	65	30	68	127	801	3,994	788	1,345	375	7,593
Total par amount	$65	$30	$73	$148	$911	$5,799	$1,079	$1,734	465	$10,304

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2012
				For the Nine Months Ended September 30, 2012			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$225	$8	$217	$—	$—	$—	23.57%	30.00%	21.87%
2007	541	63	477	(2)	2	—	21.40	22.51	10.35
2006	177	2	179	(1)	—	(1)	13.01	11.43	7.53
2005	148	11	139	—	—	—	13.67	11.61	14.81
2004 and earlier	1,628	68	1,561	—	—	—	8.45	4.40	10.25
Total Prime	2,719	152	2,573	(3)	2	(1)	13.29	11.60	11.38
Alt-A, option ARM
2007	1,031	240	792	(2)	—	(2)	42.91	44.14	33.36
2006	153	25	127	(1)	(1)	(2)	40.90	44.85	26.80
2005	128	29	102	(1)	(2)	(3)	33.58	22.81	15.91
Total Alt-A, option ARM	1,312	294	1,021	(4)	(3)	(7)	41.13	40.72	29.69
Alt-A, other
2008	172	21	151	—	—	—	18.29	31.80	28.12
2007	1,948	227	1,744	(10)	3	(7)	30.03	26.78	17.28
2006	813	31	797	(2)	(4)	(6)	28.57	18.45	5.51
2005	3,608	455	3,155	(22)	10	(12)	19.19	13.77	10.65
2004 and earlier	1,214	81	1,138	(5)	4	(1)	13.05	7.98	16.04
Total Alt-A, other	7,755	815	6,985	(39)	13	(26)	22.28	17.28	12.85
Total	$11,786	$1,261	$10,579	$(46)	$12	$(34)	22.80%	19.11%	14.73%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio for the nine months ended September 30, 2012.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2012
	Significant Inputs												Current
	Prepayment Rates				Default Rates				Loss Severities				Credit Enhancement
Year of Securitization	Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %
Prime
2008	9.3	8.8	-	10.5	31.1	26.3	-	33.0	40.7	36.6	-	47.5	24.4	20.5	-	28.1
2007	8.3	8.1	-	9.6	6.5	6.1	-	7.9	28.9	27.7	-	29.2	10.0	7.6	-	20.1
2006	9.9	7.0	-	15.1	27.2	11.2	-	44.9	37.0	32.9	-	49.2	11.9	0.2	-	19.5
2005	12.2	8.1	-	13.1	12.4	9.3	-	26.7	32.6	31.9	-	35.6	12.1	12.0	-	12.8
2004 and earlier	13.8	6.5	-	43.8	9.4	0.0	-	23.8	29.4	19.7	-	53.9	9.8	4.1	-	59.5
Total Prime	12.3	6.5	-	43.8	15.0	0.0	-	44.9	32.3	19.7	-	53.9	12.8	0.2	-	59.5
Alt-A, option ARM
2007	3.0	1.9	-	4.4	74.8	61.5	-	86.3	51.1	43.7	-	61.1	33.4	25.9	-	44.9
2006	2.7	2.1	-	3.4	76.5	69.1	-	82.4	53.4	42.5	-	62.0	26.8	20.4	-	31.9
2005	4.1	3.2	-	5.1	56.0	25.6	-	70.9	41.8	34.9	-	47.8	15.9	5.1	-	31.8
Total Alt-A, option ARM	3.2	1.9	-	5.1	71.9	25.6	-	86.3	49.9	34.9	-	62.0	29.7	5.1	-	44.9
Alt-A, other
2007	7.8	4.6	-	10.5	49.5	26.7	-	74.1	45.7	31.6	-	54.6	12.7	0.0	-	51.6
2006	7.5	4.8	-	9.6	47.9	30.5	-	67.3	50.2	44.6	-	56.9	13.1	0.0	-	33.2
2005	9.1	6.1	-	14.5	31.7	14.7	-	51.7	44.9	30.4	-	57.9	10.8	0.0	-	89.9
2004 and earlier	10.6	6.8	-	21.5	22.2	0.7	-	45.1	32.5	18.7	-	53.5	15.9	6.8	-	69.3
Total Alt-A, other	8.7	4.6	-	21.5	37.3	0.7	-	74.1	44.2	18.7	-	57.9	12.4	0.0	-	89.9
Total	8.6	1.9	-	43.8	38.0	0.0	-	86.3	42.9	18.7	-	62.0	14.7	0.0	-	89.9

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at September 30, 2012, and December 31, 2011.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	September 30, 2012			December 31, 2011
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$635	$2,229	$2,864	$999	$2,327	$3,326
Alt-A, option ARM	—	1,729	1,729	—	1,880	1,880
Alt-A, other	3,796	4,824	8,620	4,899	4,556	9,455
Total	4,431	8,782	13,213	$5,898	$8,763	$14,661

The following table presents credit ratings as of October 31, 2012, on PLRMBS in a loss position at September 30, 2012.

PLRMBS in a Loss Position at September 30, 2012, and Credit Ratings as of October 31, 2012

(Dollars in millions)
	September 30, 2012						October 31, 2012
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade(1)	% on Watchlist
Prime	$2,586	$2,460	$2,392	$152	13.12%	0.03%	0.03%	27.13%	72.84%	1.69%
Alt-A, option ARM	1,614	1,281	998	294	40.93	—	—	—	100.00	—
Alt-A, other	7,552	6,879	6,140	815	21.67	0.31	0.29	7.40	92.31	5.20
Total	$11,752	$10,620	$9,530	$1,261	22.43%	0.20%	0.19%	10.72%	89.09%	3.72%

(1)	PLRMBS rated below investment grade includes 0.06% of Prime and 0.03% of Alt-A, other that are unrated.

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Prime
2008	84.49%	80.97%	82.03%	80.21%	83.30%
2007	74.39	69.73	68.71	68.69	71.65
2006	94.76	93.94	95.18	94.17	94.40
2005	92.84	89.12	89.16	86.25	87.07
2004 and earlier	95.92	91.77	91.47	88.18	89.90
Weighted average of all Prime	89.83	85.92	85.82	83.74	85.81
Alt-A, option ARM
2007	64.29	57.47	58.95	56.84	58.86
2006	59.91	54.25	56.11	55.72	55.38
2005	35.79	34.29	35.66	34.88	36.80
Weighted average of all Alt-A, option ARM	59.07	53.27	54.77	53.09	54.83
Alt-A, other
2008	86.58	83.81	83.94	80.26	81.21
2007	78.02	74.88	74.97	73.82	75.62
2006	74.74	70.52	71.23	69.01	72.49
2005	80.25	75.81	76.16	74.23	76.36
2004 and earlier	93.88	89.06	89.00	86.18	87.28
Weighted average of all Alt-A, other	81.04	76.95	77.21	75.28	77.32
Weighted average of all PLRMBS	80.07%	75.85%	76.24%	74.36%	76.43%

The following table summarizes rating agency downgrade actions on investments that occurred from October 1, 2012, to October 31, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from October 1, 2012, to October 31, 2012 Dollar Amounts as of September 30, 2012

(In millions)
Investment Ratings
At September 30, 2012	At October 31, 2012	PLRMBS
From	To	Carrying Value	Fair Value
AA	A	$15	$14
AA	BBB	24	23
A	BBB	61	61
BBB	BB	6	6
BB	B	62	59
B	CCC	43	43
CCC	CC	42	42
CC	C	2	2
C	D	136	136
Total		$391	$386

The PLRMBS that were downgraded from October 1, 2012, to October 31, 2012, were included in the Bank's OTTI analysis performed as of September 30, 2012, and no additional OTTI charge was required as a result of these downgrades.

The Bank believes that, as of September 30, 2012, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2012, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of October 31, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of to October 31, 2012 Dollar Amounts as of September 30, 2012

(In millions)	Housing Finance Agency Bonds		PLRMBS		Federal Funds Sold
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$—	$—	$42	$42	$—	$—
AA	61	54	53	53	350	350
A	—	—	6	5	—	—
BBB	—	—	88	86	—	—
BB	—	—	119	114	—	—
CCC	—	—	146	146	—	—
CC	—	—	14	14	—	—
Total	$61	$54	$468	$460	$350	$350

The housing finance agency bonds, PLRMBS, and Federal funds sold that were on negative watch as of October 31, 2012, were included in the Bank's OTTI analysis performed as of September 30, 2012. These investments were determined not to be other-than-temporarily impaired and no OTTI charge was required.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2012. Additional future credit-related OTTI charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Dealer Counterparties

(In millions)
September 30, 2012
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$1,827	$6	$3	$3
A	89,577	339	334	5
BBB	7,744	—	—	—
Subtotal	99,148	345	337	8
Member institutions(2)	405	—	—	—
Total derivatives	$99,553	$345	$337	$8

December 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$3,366	$9	$6	$3
A	125,805	391	375	16
Subtotal	129,171	400	381	19
Member institutions(2)	405	—	—	—
Total derivatives	$129,576	$400	$381	$19

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

At September 30, 2012, the Bank had a total of $99.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$99.1 billion represented notional amounts of derivatives contracts outstanding with 15 derivatives dealer counterparties. Eight of these counterparties made up 91% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 23% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $40.0 billion of derivatives outstanding at September 30, 2012, were affiliates of members.

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

Credit exposure net of cash collateral on derivatives contracts at September 30, 2012, was $345 million with seven derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $8 million.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2012 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Dodd-Frank Act's Impact on the Bank's Derivatives Transactions.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer with respect to the derivatives transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk or the derivatives transactions that the Bank may intermediate for its member institutions.

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

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those used by the Bank to hedge its interest rate risk and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities. As further discussed in the 2011 Form 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, recordkeeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. On July 24, 2012, the CFTC issued proposed determinations regarding which swaps will be subject to mandatory clearing and the compliance schedules for mandatory clearing requirements. The CFTC is expected to finalize these determinations sometime in November 2012, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations; the Bank estimates that it will be required to begin clearing eligible swaps sometime in late April or early May 2013.

On October 23, 2012, the CFTC approved for public comment proposed new regulations and amendments to existing regulations to enhance protections for customers and to strengthen the safeguards surrounding the holding of customer funds deposited with futures commission merchants and clearinghouses. The proposals will be open for public comment for 60 days after publication in the Federal Register.

The CFTC recently finalized an end-user exception to mandatory clearing that would apply to the derivatives transactions that the Bank may intermediate for any of its member institutions that have $10 billion or less in assets, but only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, these intermediated derivatives transactions would not be subject to mandatory clearing, but would be subject to all applicable requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared derivatives transactions).

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared derivatives transactions. While the Bank expects to continue to enter into uncleared derivatives transactions on a bilateral basis, such transactions will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the Bank's 2011 Form 10-K.
Certain of the CFTC's final rules, once effective, will require the Bank to amend its existing bilateral swap documentation with swap dealers. To facilitate amendment of the agreements, the International Swap and Derivatives Association (ISDA) has announced the first of what are expected to be several protocols, which allow adherents to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The Bank has adhered to the first of these protocols, the August 2012 Dodd-Frank Protocol, which amends its agreements to address changes necessitated by the final external business conduct rules for swap dealers and major swap participants, and several other final rules. ISDA has also announced a second proposed protocol to address changes necessitated by final rules regarding portfolio valuation and reconciliation and dispute resolution, and the Bank is currently evaluating the protocol's provisions.

The Dodd-Frank Act also imposes new margin requirements for uncleared derivatives transactions, which are discussed in the Bank's 2011 Form 10-K. The CFTC, the FHFA, and other bank regulators proposed margin requirements in 2011, and the CFTC has since re-opened the comment period for such requirements on two occasions. The FHFA and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, the Bank does not expect that margin and capital requirements will be finalized until sometime in early 2013 and applicable to the Bank until later in 2013 at the earliest.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of the Bank's cleared and uncleared derivatives transactions have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and the SEC, which became effective on October 12, 2012. The Bank currently complies with recordkeeping requirements for its swaps transacted on or after July 21, 2010, and, beginning on April 10, 2013, it will also have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. Swap dealers with which the Bank enters into interest rate swaps must comply with certain new reporting requirements, including real-time reporting requirements, as of the date on which they register with the CFTC as swap dealers, which must be no later than December 31, 2012. The Bank will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that it intermediates for a member institution beginning on April 10, 2013.

Together with the other FHLBanks, the Bank will continue to monitor and assess the impact of these rulemakings and the overall regulatory process and to implement the derivatives reforms required by the Dodd-Frank Act. The Bank will also continue to negotiate documentation with clearing houses and clearing members necessary to comply with mandatory clearing requirements.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the FHFA issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The FHFA proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide a report on the results of the stress tests annually to the FHFA and the Federal Reserve and to publicly disclose a summary of the report within 90 days. Comments are due by December 4, 2012.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the FHFA published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBanks. The FHFA's notice states that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from different statutory and regulatory regimes and different statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ability to ensure it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework, procedures, methodologies, and standards to evaluate an insurance company member's creditworthiness and financial condition; the FHLBank's valuation of the pledged collateral; and whether an FHLBank has a written plan for the liquidation of member insurance company collateral.

Comments are due by December 4, 2012.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely affect the Bank's results of operations if it causes the Bank's federally insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due by September 28, 2012.

Housing Finance and GSE Reform. Recently, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the FHFA as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises. The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure. In addition, the FHFA recently solicited comments on its proposal to create a new framework for the secondary mortgage market. The FHFA has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.

As the Enterprises are being wound down, Congress and the Administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market. A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks. No further legislative action in this area is expected until the next Congress convenes in 2013. It is impossible to determine at this time whether or when Congress will act in this area. The ultimate effects of housing finance and GSE reform on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $674.5 billion at September 30, 2012, and $691.9 billion at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $82.0 billion at September 30, 2012, and $101.2 billion at December 31, 2011. At September 30, 2012, the Bank had committed to the issuance of $1.6 billion in consolidated obligation bonds, $1.3 billion of which were hedged with associated interest rate swaps. At December 31, 2011, the Bank had committed to the issuance of $200 million in consolidated obligation bonds, of which $200 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2012, the Bank had $20 million in advance commitments and $3.5 billion in standby letters of credit outstanding. At December 31, 2011, the Bank had $102 million in advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at September 30, 2012, and December 31, 2011. The estimated fair value of the letters of credit was $11 million at September 30, 2012, and $6 million at December 31, 2011.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and return on capital sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's Enterprise Risk Committee (ERC) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank's policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ERC, the asset-liability management committee (ALCO), and the Board of Directors, along with a corrective action plan if applicable.

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

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limits as of September 30, 2012.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2012	December 31, 2011
+200 basis-point change above current rates	–0.4%	–3.6%
+100 basis-point change above current rates	+0.1	–2.0
–100 basis-point change below current rates(2)	+3.8	+5.0
–200 basis-point change below current rates(2)	+6.0	+9.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2012, show a decline in sensitivity in both the rising rate and declining rate scenarios compared to the estimates as of December 31, 2011. LIBOR interest rates as of September 30, 2012, were 32 basis points lower for the 1-year term, 47 basis points lower for the 5-year term, and 34 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Embedded in the market value of capital sensitivity table are risk projections for mortgage assets. In general, as interest rates increase, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time because prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in interest rates is generally higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank now uses estimates of the sensitivity of the net portfolio value of capital to measure that risk, as explained above.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2012, show a decline in sensitivity in both rising rate and declining rate scenarios compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2012	December 31, 2011
+200 basis-point change above current rates	–0.1%	–3.3%
+100 basis-point change above current rates	+0.6	–1.5
–100 basis-point change below current rates(2)	+0.5	+2.0
–200 basis-point change below current rates(2)	+0.4	+1.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Return on Capital

The return on capital is a measure used by the Bank to assess financial performance. The return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank's derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings exclude the interest expense on mandatorily redeemable capital stock. Economic earnings also exclude the 20% of net income allocated to the Bank's restricted retained earnings account in accordance with the FHLBanks' Joint Capital Enhancement Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the return on capital. The Bank's return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected return on capital. In both the upward and downward shift scenarios, the return on capital for the projected 12-month horizon is not expected to deteriorate relative to the base case environment.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank's duration gap was negative one month at September 30, 2012, and two months at December 31, 2011.

Total Bank Duration Gap Analysis

	September 30, 2012		December 31, 2011
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$94,189	8	$113,552	8
Liabilities	88,609	9	108,847	6
Net	$5,580	(1)	$4,705	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of September 30, 2012, declined relative to the duration gap as of December 31, 2011. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2012, and December 31, 2011.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2012	December 31, 2011
+200 basis-point change	+1.5%	–1.2%
+100 basis-point change	+0.9	–0.8
–100 basis-point change(2)	+2.0	+3.2
–200 basis-point change(2)	+3.9	+7.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2012, show a decline in sensitivity in both the rising and declining rate scenarios compared to the estimates as of December 31, 2011. LIBOR interest rates as of September 30, 2012, were 32 basis points lower for the 1-year term, 47 basis points lower for the 5-year term, and 34 basis points lower for the 10-year term relative to December 31, 2011. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2012, and December 31, 2011. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2012, show a change in the direction of the sensitivity in both the rising rate and declining rate scenarios compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2012	December 31, 2011
+200 basis-point change above current rates	+1.5%	–1.4%
+100 basis-point change above current rates	+1.3	–0.6
–100 basis-point change below current rates(2)	–1.0	+0.6
–200 basis-point change below current rates(2)	–1.4	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	2012 President's Incentive Plan

10.2	2012 Executive Incentive Plan

10.3	2012 Executive Performance Unit Plan

10.4	2011 Executive Performance Unit Plan (revised)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2012, and December 31, 2011; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iv) Statements of Capital for the Nine Months Ended September 30, 2012 and 2011; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)