Form 10-K
period 2012-12-31
Federal Home Loan Bank of San Francisco
filed 2013-03-15
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $9,691 million. At February 28, 2013, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 85,635,897.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2012 Annual Report on Form 10-K

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

We are one of 12 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank operates as a separate federally chartered corporation with its own board of directors, management, and employees. The FHLBanks were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), an independent federal agency.

We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members may include federally insured and regulated financial depositories and regulated insurance companies that are engaged in residential housing finance, and community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department. Financial depositories include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System, and some members also operate in other parts of the country. Our members range in size from less than $10 million to over $90 billion in assets.

Our primary business is providing competitively priced, collateralized loans, known as advances, to our members and certain qualifying housing associates (nonmember state or local housing agencies or tribal housing authorities). Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability.

At December 31, 2012, we had 363 members and one housing associate eligible to borrow from us. In addition, we had 53 nonmember institutions that owned capital stock but were not eligible to borrow new advances, including 10 nonmember institutions with advances outstanding. Nonmember institutions may be former members or may have acquired the advances and capital stock of a former member. Capital stock held by nonmember shareholders is classified as mandatorily redeemable capital stock, a liability. Nonmember shareholders with advances outstanding are required to meet the Bank's applicable credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

As of December 31, 2012, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

		Advances		Capital Stock
(Dollars in millions)	Total Number of Institutions	Number of Institutions	Par Amount of Advances Outstanding	Number of Institutions	Capital Stock Outstanding
Commercial banks	229	110	$22,627	229	$3,131
Savings institutions	17	10	4,655	17	449
Credit unions	105	35	2,984	105	529
Industrial loan companies	6	6	754	6	38
Insurance companies	3	—	—	3	11
Community development financial institutions	3	2	34	3	2
Total member institutions	363	163	31,054	363	4,160
Housing associates eligible to borrow	1	—	—	—	—
Other nonmember institutions	53	10	12,126	53	4,343
Total	417	173	$43,180	416	$8,503

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

Our Business Model

Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide a reasonable return on the private capital provided by our members through their investment in the Bank's capital stock. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank's capital stock.

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

We also invest in residential mortgage-backed securities (MBS) up to the current Bank policy limit of three times capital. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. These mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, the PLRMBS we hold have increased our credit risk exposure and resulted in other-than-temporary impairment (OTTI) charges on certain PLRMBS since the fourth quarter of

2008. Because of these OTTI charges and the potential for future OTTI charges, these PLRMBS have had a negative impact on the amount of dividends paid and excess capital stock repurchased.

Additional information about our investments and the OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The Bank's business model, approved by our Board of Directors, is intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank capital stock. We seek to keep advances prices low, and we assess the effectiveness of our low-price strategy by comparing the cost of Bank advances with the cost of other wholesale funding alternatives. We also strive to pay members a reasonable return on their investment in the Bank's capital stock. Throughout 2012, in view of the possibility of future OTTI charges on our PLRMBS portfolio, we focused on preserving capital by limiting repurchases of excess capital stock and by building retained earnings while paying dividends at a relatively low rate.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and it shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have generally been able to achieve our mission by meeting member credit needs and, until 2009, paying market-rate dividends, despite significant fluctuations in total assets, liabilities, and capital over the years. To preserve capital in view of the possibility of future OTTI charges on our PLRMBS portfolio, in 2010, 2011, and 2012 we paid relatively low dividend rates and did not repurchase all excess capital stock, which was created primarily by declining advance balances. We maintained our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) totaling $98 million and $34 million in 2012 and 2011, respectively, repurchasing $2.1 billion and $1.8 billion in excess capital stock in 2012 and 2011, respectively, and redeeming $43 million and $57 million in mandatorily redeemable capital stock during 2012 and 2011, respectively. Total excess capital stock was $5.5 billion and $6.2 billion as of December 31, 2012 and 2011, respectively.

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

For each customized advance, we typically execute an equal and offsetting derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2012, customized advances represented 17% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members' needs as a reliable source of liquidity and mitigating credit risk by allowing us to adjust credit and collateral terms in view of deterioration or improvement in member creditworthiness and collateral quality.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2012 was $1,076 million.

Pursuant to our lending agreements with our members, we limit the amount we will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of our collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the data reporting frequency (monthly or quarterly), the member's financial strength and condition, and any member-specific collateral risks. Under the terms of our lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. We monitor each member's aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member's borrowing capacity to its obligations to us.

Throughout 2012, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive, and periodically adjusted the maximum borrowing capacity of certain collateral types. When necessary, we required additional collateral to fully secure advances.

We have policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, our credit analyses of our borrowers' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank. We have never experienced any credit losses on advances.

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which enables us to be financially indifferent to the prepayment of the advance. In 2012, 2011, and 2010, the net prepayment fees/(credits) realized in connection with prepaid advances, including advances with partial prepayment symmetry, were $65 million, $17 million, and $53 million, respectively.

At December 31, 2012, we had a concentration of advances totaling $27.5 billion outstanding to our top five borrowers and their affiliates, representing 64% of total advances outstanding. Advances held by these institutions generated approximately $366 million, or 53%, of advances interest income excluding the impact of interest rate exchange agreements in 2012. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Standby Letters of Credit. We provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired. As of December 31, 2012, we had $3.4 billion in standby letters of credit outstanding.

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

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advances price levels. Our investments also include bonds issued by the Federal Farm Credit Banks and corporate debentures issued under the Temporary Liquidity Guarantee Program, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

In addition, our investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are guaranteed through the direct obligation of or are supported by the U.S. government. Some of these PLRMBS were issued by and/or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

Additional information about our investments and OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year's income for the AHP, to be awarded in the following year. Since 1990, we have awarded $742 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 106,000 affordable homes.

We allocate at least 65% of our annual AHP subsidy to our competitive AHP, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in a competitive process. All subsidies for the competitive AHP are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of all 12 FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2012, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank's status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks' consolidated obligations as similar to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2012, Standard & Poor's rated the FHLBanks' consolidated obligations AA+/A-1+ with a negative outlook, and Moody's rated them Aaa/P-1 with a negative outlook. As of December 31, 2012, Standard & Poor's assigned a long-term credit rating of AA with a negative outlook to the FHLBank of Seattle and of AA+ with a negative outlook to the other 11 FHLBanks, including the Bank, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a negative outlook. On September 7, 2012, Fitch Ratings (Fitch) affirmed and withdrew the AAA long-term rating for the FHLBanks of Boston, San Francisco, and Seattle. Fitch affirmed the AAA long-term rating and negative outlook for the FHLBank of Atlanta on the same day. Fitch does not issue credit ratings for the other eight FHLBanks or for the FHLBanks' consolidated obligations. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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

Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including the London Interbank Offered Rate (LIBOR), Federal funds effective rate, and others. (In the aggregate, the FHLBanks may represent a significant percentage of the Federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.) In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which we are the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above). Typically, the maturities of these securities range from 1 to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, we are the sole primary obligor on the consolidated obligation bond. When we and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBank(s); in those cases, we are the primary obligor for a pro rata portion of the bond, including all customized features and terms, based on the proceeds received.

We may also request specific amounts of specific consolidated obligation bonds to be offered by the Office of Finance for sale via competitive auction conducted with the underwriters in a bond selling group. One or more other FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit via the same auction. We may receive zero to 100% of the proceeds of the bonds issued via competitive auction depending on: (i) the amounts and costs for the consolidated obligation bonds bid by underwriters; (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the bonds; and (iii) guidelines for the allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.

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

Additional information about business segments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in “Item 8. Financial Statements and Supplementary Data – Note 18 – Segment Information.”

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

We measure the Bank's market risk on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities, net of the related derivatives), which was negative one month at December 31, 2012. This low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

Additional information about our interest rate exchange agreements is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk –

Total Bank Market Risk – Interest Rate Exchange Agreements” and in “Item 8. Financial Statements and Supplementary Data – Note 19 – Derivatives and Hedging Activities.”

Capital

From its enactment in 1932, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank capital stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act of 1999, Congress replaced the statutory subscription-based member capital stock purchase formula with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks and required the FHLBanks to develop new capital plans to replace the previous statutory structure.

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

Bank capital stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member's capital stock will be redeemed by the Bank upon five years' notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess capital stock from members. Ranges have been built into the capital plan to allow us to adjust the stock purchase requirements to meet our regulatory capital requirements, if necessary.

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

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The five institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2012, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. For further information about these institutions, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Pursuant to the Housing Act, the Finance Agency exercises prompt corrective action authority over the FHLBanks. The Capital Classification and Prompt Corrective Action rule establishes the criteria for each of the following capital classifications for the FHLBanks specified in the Housing Act: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has reclassified an FHLBank based on factors other than its capital levels, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet or exceed both its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements, but is not significantly undercapitalized; is significantly undercapitalized if its total or permanent capital is less than 75 percent of what is required to meet any of its requirements, but it is not critically undercapitalized; and is critically undercapitalized if its total capital is equal to or less than two percent of its total assets.

By letter dated December 21, 2012, the Acting Director of the Finance Agency notified the Bank that, based on September 30, 2012, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

The Housing Act and Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, capital stock dividends, capital stock repurchases or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized or would be reclassified to a lower capital classification, or if such distribution violates any statutory or regulatory restriction, and in the case of a significantly undercapitalized FHLBank, an FHLBank may not make any capital distribution without approval from the Director of the Finance Agency.

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

The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivatives trading pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks will be subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules will affect both derivatives that will be mandatorily cleared through a central clearing house and those that will remain uncleared, bilateral over-the-counter trades. The CFTC is currently finalizing its derivatives rules, and the FHLBanks will be subject to these rules as they become effective.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the relevant FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

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

Employees

We had 264 employees at December 31, 2012. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Adverse conditions and trends, including ongoing weakness in the U.S. economy, declining real estate values, illiquid mortgage markets, and fluctuations in both debt and equity capital markets, have adversely affected the business of many of our members and our business and results of operations. In addition, during 2011 and 2012, economic uncertainty related to the sovereign debt crisis in Europe adversely affected the global financial markets and affected the level of business the Bank transacted with European counterparties. While these conditions began to subside during the second half of 2012, the risks still exist. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate significantly, our business and results of operations could be adversely affected. For example, a downturn in housing markets and the economy in general could result in deterioration in many of our members' credit characteristics, which could cause them to become delinquent or to default on their advances. In addition, weakening of real estate prices and adverse performance trends in the residential and commercial mortgage lending sector could reduce the value of collateral securing member credit obligations to the Bank and could result in higher than anticipated actual and projected deterioration in the credit performance of the collateral supporting the Bank's private-label residential mortgage-backed securities (PLRMBS) investments. These conditions could increase the risk that a member may not be able to meet additional collateral requirements, increasing the risk of default by the member, or increase the risk of additional other-than-temporary impairment (OTTI) charges on the Bank's PLRMBS investments.

Adverse economic conditions may contribute to further deterioration in the credit quality of our MBS and mortgage loan portfolios and could continue to have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2010 and continuing through 2011, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates, which contributed to high delinquency rates on the mortgage loans underlying our PLRMBS portfolio. Credit-related OTTI charges on certain of our PLRMBS adversely affected our earnings as a result of these conditions. These adverse trends began to reverse in 2012, relative to 2011 and 2010. Some signs of economic recovery appeared in 2012, and housing markets and housing prices started to improve in some regions of the country. If the recovery is not sustained and adverse trends reappear, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, economic deterioration, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Loan servicing and modification programs or legal actions could adversely affect the value of our mortgage-backed securities (MBS).

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our MBS. In addition, legal actions relating to mortgage loan servicing and modifications could adversely affect the members, counterparties, and servicers of the Bank's mortgage collateral and the value of our PLRMBS.

Market uncertainty and volatility may continue to adversely affect our business, profitability, or results of operations.

Adverse conditions in the housing and mortgage markets have resulted in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in the operations of major mortgage originators, including some of our largest borrowers, and caused the insolvency, receivership, closure, or acquisition of a number of major financial institutions. While market conditions improved in 2012, we continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should the economic recovery stall or reverse course.

Ongoing weaknesses in the housing and mortgage markets may continue to undermine the need for wholesale funding and have a negative impact on the demand for advances.

While the housing and mortgage markets began to slowly recover in 2012 in terms of sales and financing activity, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production resulted in a reduction in residential portfolio lending activity for some members, which reduced the need for wholesale mortgage funding. Continuation of these trends could result in a further decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Prolonged limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of the Bank's business model.

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide a reasonable return on the private capital provided by our members.

We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank's capital stock. Our business model and financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and paying reasonable dividend rates during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital. From 2009 to 2012, however, we paid relatively low dividend rates and repurchased a limited amount of excess capital stock in order to preserve capital in view of the possibility of future OTTI charges. The risk of additional OTTI charges in future quarters may limit dividend payments and may further limit the repurchase of excess capital stock in future quarters. Any prolonged limitations on the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a negative outlook by Standard & Poor's Rating Services (Standard & Poor's). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

Changes in interest rates could adversely affect our financial condition, results of operations or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayment risks, which are, respectively, the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.

Our exposure to credit risk could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions. Financial institutions have presented a higher degree of credit risk because of the sustained downturn in the housing and capital markets. Credit losses could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our financial condition or results of operations.

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties, mortgage servicers that service the loans we hold as collateral on advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the MPF Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

We have a high concentration of advances and capital with five institutions and their affiliates. Two of the institutions (or their affiliates) are nonmembers that are not eligible to borrow new advances from the Bank or renew existing advances. All of the institutions may prepay or repay advances as they come due. All five of these institutions reduced their borrowings from the Bank during 2012, contributing to the decline in the Bank's total assets. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a further reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the excess capital stock, at the Bank's discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank's net income.

The timing and magnitude of the impact of a reduction in the amount of advances to these institutions would depend on a number of factors, including:

•	the amount and period of time over which the advances are prepaid or repaid,

•	the amount and timing of any corresponding decreases in activity-based capital stock,

•	the profitability of the advances,

•	the amount and profitability of our investments,

•	the extent to which consolidated obligations mature as the advances are prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs of extinguishing or transferring the consolidated obligations.

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends, the amount of any dividend we pay, or our ability to redeem or repurchase capital stock.

A further material and prolonged decline in advances could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

During 2012, we continued to experience significant declines in advances. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors. Also, nonmembers (including former members and member successors) are not eligible to borrow new advances from the Bank or renew existing advances. Most members also had ample deposits and certain members had access to a number of other funding options. Although the Bank's business model is designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change, a prolonged material decline in advances could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

Deteriorating and volatile market conditions increase the risk that our financial models will produce unreliable results.

We use market-based information as inputs to our financial models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. Since we are regularly adjusting our models in view of changes in economic conditions and expectations, changes in these conditions may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may be limited in our ability to pay dividends or to pay reasonable dividends.

To build retained earnings in view of OTTI charges in 2010, 2011, and 2012 and of the risk of future OTTI charges, we paid relatively low dividend rates in 2010, 2011, and 2012. If we determine that we need to further build retained earnings in view of the possibility of additional OTTI charges in future quarters or for any other reason, we may continue to pay relatively low dividend rates. We are permitted to pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the level of dividends that we may be willing or able to pay.

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

The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. Effective July 30, 2008, the Finance Agency, an independent agency in the executive branch of the federal government, became the federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks' cost of funds, retained earnings and capital requirements, accounting policies, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, and the size, scope, and nature of the FHLBanks' lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank's relationship with other FHLBanks, we could be affected by events other than another FHLBank's default on a consolidated obligation. Events that affect other FHLBanks, such as member failures, capital deficiencies, and OTTI charges, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Most of our members are highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use our products and services. Statutory or regulatory changes that make it less attractive to hold our capital stock or use our products and services could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period, subject to certain conditions. Capital stock may become subject to redemption following a five-year redemption period after a member provides a written redemption notice to the Bank; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity. Only capital stock that is not required to meet a member's membership capital stock requirement or to support a member or nonmember shareholder's outstanding activity with the Bank (excess capital stock) may be redeemed at the end of the redemption period. In addition, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum capital requirements or cause the shareholder to fail to maintain its minimum investment requirement, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess capital stock to another member or nonmember shareholder at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 108,147 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 12,040 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in San Francisco, California, and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

The defendants in the first complaint are: Deutsche Bank Securities Inc. (Deutsche) involving certificates sold by Deutsche to the Bank in an amount paid of approximately $404 million, and Deutsche Alt-A Securities Inc. as the issuer of certain of the certificates sold by Deutsche to the Bank; J.P. Morgan Securities, Inc. (formerly known as

Bear, Stearns & Co. Inc., and referred to as Bear Stearns) involving certificates sold by Bear Stearns to the Bank in an amount paid of approximately $609 million, and Structured Asset Mortgage Investments II, Inc., as the issuer of certain of the certificates sold by Bear Stearns to the Bank (together, the Bear Stearns Defendants); Countrywide Securities Corporation (Countrywide) involving certificates sold by Countrywide to the Bank in an amount paid of approximately $125 million; Credit Suisse Securities (USA) LLC (formerly known as Credit Suisse First Boston LLC, and referred to as Credit Suisse) involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.1 billion; RBS Securities, Inc. (formerly known as Greenwich Capital Markets, Inc., and referred to as Greenwich Capital) involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $550 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of certain of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley & Co. Incorporated (Morgan Stanley) involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $276 million; UBS Securities, LLC (UBS) involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of certain of the certificates that UBS sold to the Bank; Merrill Lynch, Pierce, Fenner & Smith, Inc. (Merrill Lynch) involving certificates sold by Merrill Lynch to the Bank in an amount paid of approximately $654 million; and WaMu Capital Corp. involving certificates sold by WaMu Capital Corp. to the Bank in the amount paid of approximately $637 million, and Washington Mutual Mortgage Securities Corp. as the issuer of certain of the certificates that WaMu Capital Corp. sold to the Bank (together, the WaMu Defendants).

The defendants in the second complaint are: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.2 billion, and Credit Suisse First Boston Mortgage Securities Corp. as the issuer of certain of the certificates that Credit Suisse sold to the Bank; Deutsche involving certificates sold by Deutsche to the Bank in an amount paid of approximately $4.3 billion, and Deutsche Alt-A Securities, Inc., as the issuer of certain of the certificates that Deutsche sold to the Bank; Bear Stearns involving certificates that Bear Stearns sold to the Bank in an amount paid of approximately $2.0 billion, and Structured Asset Mortgage Investments II, Inc., as the issuer of certain of the certificates that Bear Stearns sold to the Bank; Greenwich Capital involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $632 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of certain of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $704 million; UBS involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of certain of the certificates that UBS sold to the Bank; Banc of America Securities LLC (Banc of America) involving certificates sold by Banc of America to the Bank in an amount paid of approximately $2.1 billion, Banc of America Funding Corporation as the issuer of certain of the certificates that Banc of America sold to the Bank, and Banc of America Mortgage Securities, Inc., as the issuer of certain of the certificates that Banc of America sold to the Bank (collectively, the Banc of America Defendants); Countrywide involving certificates sold by Countrywide to the Bank in an amount paid of approximately $1.0 billion; and CWALT, Inc. (CWALT) as the issuer of certain of the certificates that Credit Suisse sold to the Bank, certain of the certificates that Deutsche sold to the Bank, certain of the certificates that Bear Stearns sold to the Bank, certain of the certificates that Greenwich Capital sold to the Bank, certain of the certificates that Morgan Stanley sold to the Bank, certain of the certificates that UBS sold to the Bank, certain of the certificates that Banc of America sold to the Bank, and certain of the certificates that Countrywide sold to the Bank.

The Bank's PLRMBS litigation is now in the discovery phase.

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and both of the other Countrywide entities that are defendants in the Bank's two principal complaints. In 2011, the Bank filed a first amended complaint that also alleges a claim for control person liability against CFC under the California Corporate Securities Act. CFC filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the first amended complaint with the San Francisco Superior Court with respect only to the control person liability claim against CFC. At a hearing on March 27, 2012, the Court sustained CFC's demurrer, effectively dismissing from the amended complaint the control person liability claims against

CFC. The Bank appealed the Court's decision with the Court of Appeal of the State of California (Court of Appeal). The Bank argued its appeal of the Court's decision before a panel of the Court of Appeal (Division 5 of the First Appellate District) at a hearing on February 21, 2013, and the Court of Appeal is expected to issue its final determination by the end of May 2013.

JPMorgan Bank and Trust Company, a member of the Bank, and JPMorgan Chase Bank, National Association, a nonmember borrower of the Bank, are not defendants in these actions, but are affiliated with the Bear Stearns Defendants and the WaMu Defendants.

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

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank executes new advances exclusively with members and housing associates. There is no established marketplace for the Bank's capital stock. The Bank's capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank's capital plan, may be redeemed at par value, $100 per share, upon five years' notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required capital stock holdings at its discretion at any time. The information regarding the Bank's capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.” At February 28, 2013, the Bank had 42.2 million shares of Class B stock held by 363 members and 43.4 million shares of Class B stock held by 52 nonmembers.

The Bank's dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below.

	2012			2011
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$6	$7	0.48%	$6	$3	0.29%
Second quarter	6	7	0.51	7	3	0.31
Third quarter	5	6	0.47	6	2	0.26
Fourth quarter	30	31	2.51	3	4	0.30

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the $100 per share par value.

Additional information regarding the Bank's dividends is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2012 to 2011 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2012	2011	2010	2009	2008
Selected Balance Sheet Items at Yearend
Total Assets	$86,421	$113,552	$152,423	$192,862	$321,244
Advances	43,750	68,164	95,599	133,559	235,664
Mortgage Loans Held for Portfolio, Net	1,289	1,829	2,381	3,037	3,712
Investments(1)	40,528	39,368	52,582	47,006	60,671
Consolidated Obligations:(2)
Bonds	70,310	83,350	121,120	162,053	213,114
Discount Notes	5,209	19,152	19,527	18,246	91,819
Mandatorily Redeemable Capital Stock(3)	4,343	5,578	3,749	4,843	3,747
Capital Stock —Class B —Putable(3)	4,160	4,795	8,282	8,575	9,616
Unrestricted Retained Earnings	246	—	—	—	—
Restricted Retained Earnings	2,001	1,803	1,609	1,239	176
Accumulated Other Comprehensive Income/(Loss)	(794)	(1,893)	(2,943)	(3,584)	(7)
Total Capital	5,613	4,705	6,948	6,230	9,785
Selected Operating Results for the Year
Net Interest Income	$848	$1,033	$1,296	$1,782	$1,431
Provision for/(Reversal of) Credit Losses on Mortgage Loans	(1)	4	2	1	—
Other Income/(Loss)	(164)	(645)	(604)	(948)	(690)
Other Expense	134	126	145	132	112
Assessments	60	42	146	186	168
Net Income/(Loss)	$491	$216	$399	$515	$461
Selected Other Data for the Year
Net Interest Margin(4)	0.84%	0.74%	0.79%	0.73%	0.44%
Operating Expenses as a Percent of Average Assets	0.11	0.08	0.07	0.04	0.03
Return on Average Assets	0.48	0.15	0.24	0.21	0.14
Return on Average Equity	9.44	3.43	6.13	5.83	3.54
Annualized Dividend Rate	0.97	0.29	0.34	0.21	3.93
Dividend Payout Ratio(5)	9.41	10.16	7.31	4.17	114.32
Average Equity to Average Assets Ratio	5.09	4.49	3.98	3.57	3.93
Selected Other Data at Yearend
Regulatory Capital Ratio(6)	12.44	10.72	8.95	7.60	4.21
Duration Gap (in months)	(1)	2	1	4	3

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Yearend	Par Amount (In millions)
2012	$687,902
2011	691,868
2010	796,374
2009	930,617
2008	1,251,542

(3)
During 2008, 2009, 2010, 2011, and 2012, a number of members, including four large members, were placed into receivership, merged with nonmember institutions, or became former members. IndyMac Bank, F.S.B., and Washington Mutual Bank were placed into receivership in 2008; Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a nonmember institution, in 2009; and Citibank, N.A., became ineligible for membership when it became a member of another FHLBank in connection with a merger with an affiliate outside of the Bank's district in 2011. The Bank reclassified the capital stock of these institutions from Class B stock to mandatorily redeemable capital stock (a liability).

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

Overview

The United States economy experienced sluggish and uneven growth during 2012. Uncertainty about the nation's future tax and spending policies contributed to business caution and limited hiring. The unemployment rate fell slightly during the year, reflecting both moderate job creation and a decline in the labor force. Throughout the year, inflation was subdued and interest rates remained low. Late in 2012, the Federal Reserve Board announced that it would explicitly link its current low interest rate and asset purchase policies, intended to provide affordable liquidity to the economy and support economic growth, to both the actual unemployment rate and inflation expectations.

The long-depressed housing sector revived somewhat in 2012, as ongoing strong demand for houses by investors was augmented by renewed purchase activity on the part of non-investors. In some regional markets, the supply of houses available for sale became limited, home prices increased, and homebuilders gained enough confidence to step up construction. In general, for many members of the Federal Home Loan Bank of San Francisco, liquidity remained high in 2012 as a result of strong deposit growth, moderate growth in commercial and industrial loans, and limited demand for mortgage loans. Because many members continued to hold sufficient low-cost deposits to support loan originations, demand for Bank advances remained weak.

Net income for 2012 was $491 million, compared to net income of $216 million in 2011. In 2012, the Bank experienced lower credit-related other-than-temporary impairment (OTTI) charges on certain of the Bank's private-label residential mortgage-backed securities (PLRMBS); lower net losses associated with derivatives, hedged items, and financial instruments carried at fair value; and lower net interest income.

Net interest income for 2012 was $848 million, down from $1.0 billion for 2011. The decrease in net interest income was due, in part, to lower average balances of advances, MBS, and mortgage loans; a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment; and an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense.

Total other income/(loss) for 2012 was a loss of $164 million, compared to a loss of $645 million 2011. The loss for 2012 reflected a credit-related OTTI charge of $44 million on certain PLRMBS; a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $117 million; and net interest expense on derivative instruments used in economic hedges of $10 million, which was generally offset by net interest income on the economically hedged assets and liabilities.

The $44 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analyses for each quarter in 2012. The credit-related OTTI charge for 2011 was $413 million. The decrease in the credit-related OTTI charge was primarily due to further stabilization of the housing and mortgage markets in 2012, compared to 2011, as well as to improved expectations for these markets.

The $117 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for 2012 decreased from a $205 million net loss for 2011 primarily as a result of the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. As of December 31, 2012, the Bank's restricted retained earnings included a cumulative net gain of $73 million associated with derivatives, hedged items, and financial instruments carried at fair value.

Accumulated other comprehensive loss declined $1.1 billion during 2012, to $0.8 billion at December 31, 2012, from $1.9 billion at December 31, 2011, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

Additional information about investments and OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management –

Investments” and in “Item 1. Financial Statements – Note 7 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank's PLRMBS is also provided in “Item 3. Legal Proceedings.”

On February 21, 2013, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2012 at an annualized rate of 2.30%. The Bank recorded the dividend on February 21, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $51 million, on or about March 25, 2013. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of December 31, 2012, the Bank's excess capital stock totaled $5.5 billion, or 6.31% of total assets.

As of December 31, 2012, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 12.44%, exceeding the 4.00% requirement. The Bank had $10.8 billion in regulatory capital, exceeding its risk-based capital requirement of $4.1 billion. Total retained earnings were $2.2 billion as of December 31, 2012.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on March 26, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

During 2012, total assets decreased $27.2 billion, or 24%, to $86.4 billion at December 31, 2012, from $113.6 billion at December 31, 2011. Total advances declined $24.4 billion, or 36%, to $43.8 billion at December 31, 2012, from $68.2 billion at December 31, 2011. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors. In total, 116 institutions reduced their use of Bank advances during the year, while 59 members increased their advances borrowings.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During 2012, based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members.

Results of Operations

Comparison of 2012 to 2011

Net Interest Income. The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the years ended December 31, 2012 and 2011, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$12	$—	0.12%	$—	$—	—%
Securities purchased under agreements to resell	2,805	5	0.17	—	—	—
Federal funds sold	7,827	12	0.16	14,473	22	0.15
Trading securities:
MBS	17	—	1.80	21	—	2.72
Other investments	3,270	22	0.66	3,340	25	0.74
Available-for-sale securities:(1)
MBS	8,912	314	3.52	6,483	233	3.59
Other investments	792	3	0.47	1,925	5	0.28
Held-to-maturity securities:(1)
MBS	15,680	467	2.97	18,970	664	3.50
Other investments	3,916	9	0.24	7,957	15	0.19
Mortgage loans held for portfolio	1,556	77	4.99	2,102	113	5.37
Advances(2)	56,767	585	1.03	84,026	709	0.84
Loans to other FHLBanks	3	—	0.12	7	—	0.07
Total interest-earning assets	101,557	1,494	1.47	139,304	1,786	1.28
Other assets(3)(4)(5)	555	—	—	985	—	—
Total Assets	$102,112	$1,494	1.46%	$140,289	$1,786	1.27%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$73,997	$574	0.78%	$107,782	$707	0.66%
Discount notes	16,184	21	0.13	19,272	34	0.18
Deposits(3)	627	—	0.02	957	—	0.01
Mandatorily redeemable capital stock	5,035	51	1.01	4,556	12	0.26
Other borrowings	8	—	0.14	11	—	0.07
Total interest-bearing liabilities	95,851	646	0.67	132,578	753	0.57
Other liabilities(3)(4)	1,061	—	—	1,414	—	—
Total Liabilities	96,912	646	0.67	133,992	753	0.56
Total Capital	5,200	—	—	6,297	—	—
Total Liabilities and Capital	$102,112	$646	0.63%	$140,289	$753	0.53%
Net Interest Income		$848			$1,033
Net Interest Spread(6)			0.80%			0.71%
Net Interest Margin(7)			0.84%			0.74%
Interest-earning Assets/Interest-bearing Liabilities	105.95%			105.07%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2012			2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(16)	$(143)	$(159)	$(30)	$(260)	$(290)
Consolidated obligation bonds	61	519	580	80	1,092	1,172

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2012 was $848 million, an 18% decrease from $1.0 billion in 2011. The following table details the changes in interest income and interest expense for 2012 compared to 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2012 Compared to 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$5	$5	$—
Federal funds sold	(10)	(11)	1
Trading securities: Other investments	(3)	—	(3)
Available-for-sale securities:
MBS	81	86	(5)
Other investments	(2)	(4)	2
Held-to-maturity securities:
MBS	(197)	(106)	(91)
Other investments	(6)	(9)	3
Mortgage loans held for portfolio	(36)	(28)	(8)
Advances(2)	(124)	(260)	136
Total interest-earning assets	(292)	(327)	35
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(133)	(247)	114
Discount notes	(13)	(5)	(8)
Mandatorily redeemable capital stock	39	1	38
Total interest-bearing liabilities	(107)	(251)	144
Net interest income	$(185)	$(76)	$(109)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $65 million in 2012 compared to $17 million in 2011.

The net interest margin was 84 basis points for 2012, 10 basis points higher than the net interest margin for 2011, which was 74 basis points. The net interest spread was 80 basis points for 2012, 9 basis points higher than the net interest spread for 2011, which was 71 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased. In addition, the increase in prepayment fees contributed to the increases in the net interest margin and spread.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2012 and 2011.

Other Income/(Loss)

(In millions)	2012	2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(11)	$(7)
Total OTTI loss	(55)	(437)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	11	24
Net OTTI loss, credit-related	(44)	(413)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(15)	25
Net gain/(loss) on derivatives and hedging activities	(101)	(256)
Other	7	6
Total Other Income/(Loss)	$(164)	$(645)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(10) million and $(4) million in 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $44 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analyses for each quarter in 2012. The decrease in the credit-related OTTI charge was primarily due to further stabilization of the housing and mortgage markets in 2012, compared to 2011, and to improved expectations for these markets. The following table presents the net OTTI loss for the years ended December 31, 2012 and 2011.

Net Other-Than-Temporary Impairment Loss

	2012			2011
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(3)	$1	$(2)	$(38)	$(8)	$(46)
Alt-A, option ARM	(6)	(2)	(8)	(24)	(81)	(105)
Alt-A, other	(46)	12	(34)	(375)	113	(262)
Total	$(55)	$11	$(44)	$(437)	$24	$(413)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the year(1)	$(25)	$25	$—	$(221)	$205	$(16)
Securities previously impaired prior to current year(2)	(30)	(14)	(44)	(216)	(181)	(397)
Total	$(55)	$11	$(44)	$(437)	$24	$(413)

(1) Credit-related OTTI amounted to $0.3 million for securities newly impaired during the year ended December 31, 2012.

(2)
For the year ended December 31, 2012, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the year ended December 31, 2011, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2012	2011
Advances	$(22)	$184
Consolidated obligation bonds	7	(159)
Total	$(15)	$25

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

The unrealized net fair value gains/(losses) on advances and on consolidated obligation bonds were primarily driven by the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements – Note 20 – Fair Value.”

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2012 Compared to 2011

(In millions)	2012				2011
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(10)	$(127)	$(137)	$—	$(139)	$(212)	$(351)
Not elected for fair value option	—	11	(20)	(9)	2	2	(29)	(25)
Consolidated obligation bonds:
Elected for fair value option	—	37	37	74	—	79	92	171
Not elected for fair value option	(19)	(122)	151	10	(33)	(106)	179	40
Consolidated obligation discount notes:
Not elected for fair value option	—	6	(42)	(36)	—	(35)	(51)	(86)
Non-MBS investments:
Not elected for fair value option	—	6	(9)	(3)	—	7	(12)	(5)
Total	$(19)	$(72)	$(10)	$(101)	$(31)	$(192)	$(33)	$(256)

During 2012, net losses on derivatives and hedging activities totaled $101 million compared to net losses of $256 million in 2011. These amounts included net interest expense on derivative instruments used in economic hedges of $10 million and $33 million in 2012 and 2011, respectively. Excluding the impact of net interest expense on derivative instruments used in economic hedges, the net losses on fair value and economic hedges were primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank's retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements – Note 19 – Derivatives and Hedging Activities.”

Other Expense. Other expenses were $134 million in 2012 compared to $126 million in 2011, reflecting higher compensation and benefits expenses, professional fees, and FHFA assessments.

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

The FHLBanks were also required to make payments to the REFCORP, which was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. REFCORP was designated as the calculation agent for REFCORP and AHP assessments, which were calculated simultaneously because of their interdependence.

To fund REFCORP, each FHLBank was required to pay 20% of net income after the assessment for the AHP, but before the assessment for REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011. The Bank's total REFCORP assessments equaled $17 million in 2011, which reflected the payoff of the REFCORP obligation during 2011.

During 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, requiring that, after the satisfaction of the REFCORP obligation, each FHLBank must allocate 20 percent of its net income to a separate restricted retained earnings account at that FHLBank until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Because the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the FHLBanks began allocating 20 percent of net income to their new restricted retained earnings accounts in the third quarter of 2011. Under the Agreement, these restricted retained earnings will not be available to pay dividends. For additional information on this separate restricted retained earnings account, see “Dividends and Retained Earnings.”

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP, until the REFCORP obligation was fully satisfied). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $296 million, $188 million, and $228 million for their AHPs in 2012, 2011, and 2010, respectively, and there was no AHP shortfall in any of those years.

The Bank's total AHP assessments equaled $60 million in 2012, compared to $25 million in 2011. The increase in the AHP assessments reflected higher earnings in 2012.

Return on Average Equity. Return on average equity (ROE) was 9.44% in 2012, compared to 3.43% in 2011. This increase primarily reflected the increase in net income in 2012 and a decrease in average equity, which declined 17%, to $5.2 billion in 2012 from $6.3 billion in 2011.

Dividends and Retained Earnings. Under regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a Retained Earnings and Dividend Policy that is reviewed at least annually by the Bank's Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The Bank's Risk Management Policy may limit the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 119.3% as of December 31, 2012. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2012, advances maturing within five years totaled $40.5 billion, significantly in excess of the $227 million of member deposits on that date. At December 31, 2011, advances maturing within five years totaled $64.2 billion, also significantly in excess of the $156 million of member deposits on that date. In addition, as of December 31, 2012, and December 31, 2011, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

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

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2012 and 2011:

	2012				2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the year	$79	$1,695	$29	$1,803	$148	$1,461	$—	$1,609
Transfers to/(from) restricted retained earnings	(6)	105	99	198	(69)	234	29	194
Balance at end of the year	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $98 million at an annualized rate of 0.97% in 2012, and $34 million at an annualized rate of 0.29% in 2011.

On February 21, 2013, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2012 at an annualized rate of 2.30%. The Bank recorded the dividend on February 21, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $51 million, on or about March 25, 2013.

The Bank will pay the dividend in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of December 31, 2012, the Bank's excess capital stock totaled $5.5 billion, or 6.31% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Comparison of 2011 to 2010

During 2011, total assets decreased $38.8 billion, or 26%, to $113.6 billion at December 31, 2011, from $152.4 billion at December 31, 2010. Advances outstanding declined $27.4 billion, or 29%, to $68.2 billion at December 31, 2011, from $95.6 billion at December 31, 2010. In addition, Federal funds sold decreased to $5.4 billion from $16.3 billion, and held-to-maturity and available-for-sale securities combined decreased to $31.2 billion from $33.8 billion, while cash and due from banks increased to $3.5 billion from $0.8 billion.

Net income for 2011 was $216 million, compared with $399 million in 2010, a decrease of $183 million, or 46%. The decrease in net income primarily reflected a decline in net interest income combined with higher credit-related OTTI charges on PLRMBS and higher net losses associated with derivatives, hedged items, and financial instruments carried at fair value. These negative effects on net income were partially offset by lower assessments in 2011 compared to 2010.

Net Interest Income. Net interest income for 2011 was $1.0 billion, down from $1.3 billion for 2010. The decrease in net interest income was due, in part, to lower advances balances and lower earnings on invested capital (resulting from the lower interest rate environment). These factors were partially offset by increased spreads on the Bank's MBS and mortgage loan portfolio.

The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2011 and 2010, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$14,473	$22	0.15%	$15,785	$29	0.19%
Trading securities:
MBS	21	—	2.72	27	1	3.68
Other investments	3,340	25	0.74	1,037	5	0.51
Available-for-sale securities:(1)
MBS	6,483	233	3.59	—	—	—
Other investments	1,925	5	0.28	1,932	6	0.31
Held-to-maturity securities:(1)
MBS	18,970	664	3.50	27,190	1,021	3.75
Other investments	7,957	15	0.19	9,763	25	0.26
Mortgage loans held for portfolio	2,102	113	5.37	2,761	138	4.98
Advances(2)	84,026	709	0.84	104,769	1,123	1.07
Deposits with other FHLBanks	—	—	0.04	1	—	0.05
Loans to other FHLBanks	7	—	0.07	9	—	0.15
Total interest-earning assets	139,304	1,786	1.28	163,274	2,348	1.44
Other assets(3)(4)(5)	985	—	—	(30)	—	—
Total Assets	$140,289	$1,786	1.27%	$163,244	$2,348	1.44%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$107,782	$707	0.66%	$131,510	$995	0.76%
Discount notes	19,272	34	0.18	17,704	40	0.23
Deposits(3)	957	—	0.01	1,573	1	0.05
Mandatorily redeemable capital stock	4,556	12	0.26	4,444	16	0.34
Other borrowings	11	—	0.07	1	—	0.16
Total interest-bearing liabilities	132,578	753	0.57	155,232	1,052	0.68
Other liabilities(3)(4)	1,414	—	—	1,512	—	—
Total Liabilities	133,992	753	0.56	156,744	1,052	0.67
Total Capital	6,297	—	—	6,500	—	—
Total Liabilities and Capital	$140,289	$753	0.53%	$163,244	$1,052	0.64%
Net Interest Income		$1,033			$1,296
Net Interest Spread(6)			0.71%			0.76%
Net Interest Margin(7)			0.74%			0.79%
Interest-earning Assets/Interest-bearing Liabilities	105.07%			105.18%

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

The net interest margin for 2011 was 74 basis points, 5 basis points lower than the net interest margin for 2010, which was 79 basis points. The net interest spread for 2011 was 71 basis points, 5 basis points lower than the net interest spread for 2010, which was 76 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment), lower advances, and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in 2011. These factors were partially offset by increased spreads on the Bank's MBS and mortgage loan portfolio, resulting from the impact of cumulative retrospective adjustments for the amortization of net purchase discounts, and favorable refinancing terms on Bank debt.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2011 and 2010.

Other Income/(Loss)

(In millions)	2011	2010
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(7)	$(1)
Total OTTI loss	(437)	(540)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	24	209
Net OTTI loss, credit-related	(413)	(331)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	25	(113)
Net gain/(loss) on derivatives and hedging activities	(256)	(168)
Other	6	9
Total Other Income/(Loss)	$(645)	$(604)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(4) million and $(1) million in 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – The Bank recognized $413 million in credit-related OTTI charges on PLRMBS during 2011, compared to $331 million in credit-related OTTI charges on PLRMBS during 2010. Factors that adversely affected projected borrower default rates and projected loan loss severity during 2011 included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in higher loan losses. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral.

The following table presents the net OTTI loss for the years ended December 31, 2011 and 2010:

Net Other-Than-Temporary Impairment Loss

	2011			2010
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(38)	$(8)	$(46)	$(64)	$18	$(46)
Alt-A, option ARM	(24)	(81)	(105)	(98)	(18)	(116)
Alt-A, other	(375)	113	(262)	(378)	209	(169)
Total	$(437)	$24	$(413)	$(540)	$209	$(331)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the year	$(221)	$205	$(16)	$(434)	$420	$(14)
Securities previously impaired prior to current year(1)	(216)	(181)	(397)	(106)	(211)	(317)
Total	$(437)	$24	$(413)	$(540)	$209	$(331)

(1)
For the year ended December 31, 2011, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the year ended December 31, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

The unrealized net fair value gains/(losses) on advances and on consolidated obligation bonds were primarily driven by the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's advances and consolidated obligation bonds during the period.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the components of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2011 Compared to 2010

(In millions)	2011				2010
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$(139)	$(212)	$(351)	$—	$137	$(402)	$(265)
Not elected for fair value option	2	2	(29)	(25)	—	—	(41)	(41)
Consolidated obligation bonds:
Elected for fair value option	—	79	92	171	—	(36)	138	102
Not elected for fair value option	(33)	(106)	179	40	1	(63)	194	132
Consolidated obligation discount notes:
Not elected for fair value option	—	(35)	(51)	(86)	—	(47)	(48)	(95)
Non-mortgage-backed securities (non-MBS) investments:
Not elected for fair value option	—	7	(12)	(5)	—	1	(2)	(1)
Total	$(31)	$(192)	$(33)	$(256)	$1	$(8)	$(161)	$(168)

During 2011, net losses on derivatives and hedging activities totaled $256 million compared to net losses of $168 million in 2010. These amounts included net interest expense on derivative instruments used in economic hedges, which totaled $33 million in 2011 and $161 million in 2010. Excluding the impact of net interest expense on derivative instruments used in economic hedges, the net losses on fair value and economic hedges were primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

Other Expense. Other expenses were $126 million in 2011 compared to $145 million in 2010, reflecting lower consulting costs and lower concessions paid on consolidated obligations designated under the fair value option, which are expensed when incurred.

Return on Average Equity. ROE was 3.43% in 2011, compared to 6.13% in 2010. This decline primarily reflected the 46% decrease in net income, to $216 million in 2011 from $399 million in 2010.

Dividends and Retained Earnings. The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $34 million at an annualized rate of 0.29% in 2011 and $45 million at an annualized rate of 0.34% in 2010.

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2011 and 2010:

	2011				2010
	Retained Earnings Related to:				Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the year	$148	$1,461	$—	$1,609	$181	$1,058	$1,239
Transfers to/(from) restricted retained earnings	(69)	234	29	194	(33)	403	370
Balance at end of the year	$79	$1,695	$29	$1,803	$148	$1,461	$1,609

For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2012 to 2011 – Dividends and Retained Earnings.”

Financial Condition

Total assets were $86.4 billion at December 31, 2012, a 24% decrease from $113.6 billion at December 31, 2011. Advances decreased by $24.4 billion, or 36%, to $43.8 billion at December 31, 2012, from $68.2 billion at December 31, 2011. Average total assets were $102.1 billion for 2012, a 27% decrease compared to $140.3 billion for 2011. Average advances were $56.8 billion for 2012, a 32% decrease from $84.0 billion for 2011.

The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors.

Advances outstanding at December 31, 2012, included unrealized gains of $570 million, of which $282 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $288 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2011, included unrealized gains of $728 million, of which $302 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $426 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2011, to December 31, 2012, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank's advances during the period.

Total liabilities were $80.8 billion at December 31, 2012, a 26% decrease from $108.8 billion at December 31, 2011, reflecting decreases in consolidated obligations outstanding from $102.5 billion at December 31, 2011, to $75.5 billion at December 31, 2012. The decrease in consolidated obligations outstanding paralleled the decrease in assets during 2012. Average total liabilities were $96.9 billion for 2012, a 28% decrease compared to $134.0 billion for 2011. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $90.2 billion in 2012 and $127.1 billion in 2011.

Consolidated obligations outstanding at December 31, 2012, included unrealized losses of $906 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $36 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2011, included unrealized losses of $1.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2011, to December 31, 2012, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $687.9 billion at December 31, 2012, and $691.9 billion at December 31, 2011.

In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issuer ratings on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch. On July 31, 2012, Standard & Poor's corrected its rating on the FHLBank of Seattle by lowering its long-term rating from AA+ to AA, and stated that the new rating reflects the FHLBank of Seattle's unchanged stand-alone credit profile, plus expected extraordinary government support if needed, according to Standard & Poor's government-related entity criteria. The outlook remains negative.

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

On November 28, 2011, Fitch Ratings (Fitch) affirmed the AAA long-term rating for the Federal Home Loan Banks of Atlanta, Boston, San Francisco, and Seattle and revised their rating outlook to negative. Fitch does not issue ratings for the other eight FHLBanks or for the FHLBanks consolidated obligations. This action followed Fitch's affirmation of the U.S. government's AAA rating and revision of its rating outlook to negative. On September 7, 2012, Fitch affirmed and withdrew the AAA long-term rating for the Federal Home Loan Banks of Boston, San Francisco, and Seattle. Fitch affirmed the AAA long-term rating and negative outlook for the Federal Home Loan Bank of Atlanta on the same day.

Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of December 31, 2012, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 8. Financial Statements – Note 18 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $62.3 billion (72% of total assets) at December 31, 2012, from $88.3 billion (78% of total assets) at December 31, 2011, representing a decrease of $26.0 billion, or 29%. The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of advances by former members or their successors.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $274 million in 2012, a decrease of $61 million, or 18%, compared to $335 million in 2011. This decrease was primarily due to lower balances of advances and to a decline in earnings on invested capital because of the lower interest rate environment and lower capital balances.

Adjusted net interest income for this segment was $335 million in 2011, a decrease of $159 million, or 32%, compared to $494 million in 2010. The decline was primarily due to lower earnings on invested capital (resulting from the lower interest rate environment), lower advances balances, and lower advance prepayment fees.

Members and nonmember borrowers prepaid $9.9 billion of advances in 2012 compared to $5.2 billion in 2011. Interest income was increased by net prepayment fees of $65 million in 2012 and $17 million in 2011.
Adjusted net interest income for this segment represented 35%, 38%, and 47% of total adjusted net interest income for 2012, 2011, and 2010, respectively.

Advances – The par amount of advances outstanding decreased by $24.2 billion, or 36%, to $43.2 billion at December 31, 2012, from $67.4 billion at December 31, 2011. Average advances outstanding were $56.8 billion in 2012, a 32% decrease from $84.0 billion in 2011.

The decrease in advances outstanding was primarily attributable to the $20.6 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $27.5 billion at December 31, 2012, from $48.1 billion at December 31, 2011. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances” for further information.) The remaining $3.6 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 116 borrowers decreased their advances during 2012, while 59 members increased their advances.

The $24.2 billion decrease in advances outstanding reflects a $9.2 billion decrease in fixed rate advances and a $15.9 billion decrease in adjustable rate advances, partially offset by a $0.9 billion increase in daily variable rate advances.

The components of the advances portfolio at December 31, 2012 and 2011, are presented in the following table.

Advances Portfolio by Product Type

	2012		2011
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$18,073	42%	$34,006	50%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	135	—	160	—
Subtotal adjustable rate advances	18,209	42	34,167	50
Fixed	15,794	37	24,004	37
Fixed – amortizing	307	1	348	—
Fixed – with PPS(1)	6,389	15	5,842	9
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	15	—	5	—
Fixed – callable at member's option with PPS(1)	58	—	323	—
Fixed – putable at Bank's option	112	—	1,111	2
Fixed – putable at Bank's option with PPS(1)	85	—	350	—
Subtotal fixed rate advances	22,960	53	32,183	48
Daily variable rate	2,011	5	1,086	2
Total par amount	$43,180	100%	$67,436	100%

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

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank's total non-MBS investment portfolio was $17.8 billion as of December 31, 2012, an increase of $1.7 billion, or 11%, from $16.1 billion as of December 31, 2011. The change in the non-MBS investment portfolio was primarily due to higher balances of short-term securities purchased under agreements to resell, Federal funds sold, and Federal Farm Credit Bonds, partially offset by maturities of commercial paper and TLGP securities.

Cash and Due from Banks – Cash and due from banks was $104 million at December 31, 2012, a $3.4 billion decrease from December 31, 2011. During 2012, the Bank began investing cash in securities purchased under agreements to resell. As a result, cash held at the Federal Reserve Bank of San Francisco declined.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $26.9 billion, or 32%, from $83.6 billion at December 31, 2011, to $56.7 billion at December 31, 2012. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

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

At December 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $17.8 billion were hedging advances, $60.4 billion were hedging consolidated obligations, $2.7 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. At December 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $114.8 billion, of which $24.4 billion were hedging advances, $87.2 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee has not changed the target Federal funds rate since December 16, 2008. As of December 31, 2012, 3-month U.S. Treasury bill and 2-year U.S. Treasury note rates increased while 3-month LIBOR and 5-year U.S. Treasury note rates decreased compared to December 31, 2011. In general, yields on U.S. Treasury securities during 2012 remained near historically low levels partly as a result of expansionary monetary policy, including the Federal Reserve's announcement on September 13, 2012, of a new bond-buying program commonly referred to as “QE3,” and continued high financial risk in Europe.

Selected Market Interest Rates

Market Instrument	December 31, 2012	December 31, 2011
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.04	0.01
3-month LIBOR	0.31	0.58
2-year Treasury note	0.25	0.24
5-year Treasury note	0.72	0.83

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in 2012 and 2011. Higher three-month LIBOR rates in 2012 compared to 2011 (in part because of increased sovereign and financial risks in Europe during 2012) and continued investor demand for FHLBank debt contributed to lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2012	December 31, 2011
Consolidated obligation bonds	–24.4	–21.4
Consolidated obligation discount notes (one month and greater)	–25.2	–23.5

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

At December 31, 2012, assets associated with this segment were $24.1 billion (28% of total assets), a decrease of $1.2 billion from $25.3 billion at December 31, 2011 (22% of total assets). The MBS portfolio decreased $0.6 billion to $22.7 billion at December 31, 2012, from $23.3 billion at December 31, 2011, primarily because of principal repayments totaling $5.6 billion, partially offset by purchases of $4.0 billion of agency residential MBS and a $1.1 billion improvement in the fair value of PLRMBS classified as available-for-sale. In addition, mortgage loan balances declined by $0.5 billion to $1.3 billion at December 31, 2012, from $1.8 billion at December 31, 2011. In 2012, average MBS investments were $24.6 billion, a decrease of $0.9 billion from $25.5 billion in 2011. Average mortgage loans were $1.6 billion in 2012, a decrease of $0.5 billion from $2.1 billion in 2011.

Adjusted net interest income for this segment was $512 million in 2012, a decrease of $43 million, or 8%, from $555 million in 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 65%, 62%, and 53% of total adjusted net interest income for 2012, 2011, and 2010, respectively.

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

At December 31, 2012, and December 31, 2011, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2012 and 2011, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2012	2011
MPF Plus	$1,187	$1,692
Original MPF	109	149
Subtotal	1,296	1,841
Unamortized premiums	10	15
Unamortized discounts	(14)	(21)
Mortgage loans held for portfolio	1,292	1,835
Less: Allowance for credit losses	(3)	(6)
Mortgage loans held for portfolio, net	$1,289	$1,829

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2012 and 2011. Only the FHLBank of Chicago owned participation interests in any of the Bank's MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2012	2011
Outstanding amounts wholly owned by the Bank	$828	$1,191
Outstanding amounts with participation interests by FHLBank:
San Francisco	468	650
Chicago	282	392
Total	$1,578	$2,233
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	6,355	8,469
Number of outstanding loans participated	7,483	9,316
Total number of loans outstanding	13,838	17,785

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

MBS Investments – The Bank's MBS portfolio was $22.7 billion at December 31, 2012, compared to $23.3 billion at December 31, 2011. During 2012, the Bank's MBS portfolio decreased primarily because of principal repayments totaling $5.6 billion, partially offset by purchases of $4.0 billion of agency residential MBS and a $1.1 billion improvement in the fair value of PLRMBS classified as available-for-sale. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.2 billion to $24.1 billion at December 31, 2012, from $25.3 billion at December 31, 2011, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $9.1 billion and $14.8 billion, at December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital as membership composition and member credit needs change. The Bank's liquidity and capital resources are designed to support its financial strategies. The Bank's primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Item 1. Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as similar to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank's capital resources are governed by its capital plan.

Liquidity

The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, and meet other obligations and commitments. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. The activity-based capital stock requirement is currently 4.7% for advances, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income (AOCI). The higher capital stock requirement for advances supports growth in the balance sheet, which not only includes increases in advances, but also provides on-balance sheet liquidity.

The Bank is also able to contract its balance sheet as borrowers' credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank's capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess capital stock, at the Bank’s discretion, if the borrower reduces its advances. The Bank may also allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

From December 31, 2008, to December 31, 2012, the Bank experienced a significant contraction of its balance sheet. Advances decreased from $235.7 billion at December 31, 2008, to $43.8 billion at December 31, 2012. The contraction of advances was supported by corresponding decreases in consolidated obligations. Consolidated obligations decreased from $304.9 billion at December 31, 2008, to $75.5 billion at December 31, 2012. The contraction was also supported by a decrease in capital stock. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), decreased from $13.4 billion at December 31, 2008, to $8.5 billion at December 31, 2012. The decrease in capital stock was not proportional to the decreases in advances and consolidated obligations because the Bank did not repurchase any excess capital stock during 2009 and did not repurchase all excess capital stock in 2010, 2011, and 2012 to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio. The Bank maintained its strong regulatory capital position while repurchasing $1.8 billion and $2.1 billion in excess capital stock during 2011 and 2012, respectively, and redeeming $57 million and $43 million in mandatorily redeemable capital stock in 2011 and 2012, respectively. Total excess capital stock was $5.5 billion, as of December 31, 2012, and $1.7 billion as of December 31, 2008.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan growth, other asset portfolio growth, deposit growth, and the attractiveness of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs with the objective of being prepared to fund its members’ credit needs and appropriate investment opportunities.

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to pay operating expenditures as they come due, and to support its members’ daily liquidity needs. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

Capital

The Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock, at the Bank's discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days' written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder's excess capital stock at the shareholder's request, at the Bank's discretion, subject to certain statutory and regulatory requirements. Excess capital stock is defined as any capital stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan.

A member may schedule redemption of its excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. Capital stock may also become subject to redemption following a five-year redemption period after a member gives notice of intention to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination, or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity. Capital stock required to meet a withdrawing member's membership capital stock requirement may only be redeemed at the end of the five-year redemption period, subject to statutory and regulatory limits and other conditions.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. In order to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not repurchase all excess capital stock, created primarily by declining advances balances, in 2011 and 2012. The Bank maintained its strong regulatory capital position while repurchasing $2.1 billion and $1.8 billion in excess capital stock during 2012 and 2011, respectively.

During 2012 and 2011, the five-year redemption period for $43 million and $57 million, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption dates.

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

Excess capital stock totaled $5.5 billion as of December 31, 2012, and $6.2 billion as of December 31, 2011.

Provisions of the Bank's capital plan are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.”

Regulatory Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. (Non-permanent capital consists of Class A stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A stock.) The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank's credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at December 31, 2012 and 2011. During 2012, the Bank's risk-based capital requirement decreased from $4.9 billion at December 31, 2011, to $4.1 billion at December 31, 2012. The decrease was primarily due to a lower market risk capital requirement as a result of improvement in the Bank's market value of capital.

Regulatory Capital Requirements

	2012		2011
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,073	$10,750	$4,915	$12,176
Total regulatory capital	$3,457	$10,750	$4,542	$12,176
Total regulatory capital ratio	4.00%	12.44%	4.00%	10.72%
Leverage capital	$4,321	$16,125	$5,678	$18,264
Leverage ratio	5.00%	18.66%	5.00%	16.08%

The Bank's total regulatory capital ratio increased to 12.44% at December 31, 2012, from 10.72% at December 31, 2011, primarily because, on a percentage basis, total assets decreased more than regulatory capital. To preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, in 2012 and 2011 the Bank did not repurchase all excess capital stock, created primarily by declining advances balances.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on March 26, 2013. This repurchase, combined with the scheduled redemption of $1 million in mandatorily redeemable capital stock during the first quarter of 2013, will reduce the Bank's excess capital stock by up to $751 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank's capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.”

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

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank's ability to fulfill its mission and to meet ongoing business and profitability objectives as a result of external factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation; a declining membership base; the concentration of borrowing among members; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; and regulatory and legislative changes that have an adverse impact on the effectiveness and competitiveness of the Bank's products, services, or business model.
The identification of business risks is an integral part of the Bank's annual planning process, and the Bank's strategic plan identifies initiatives and plans to address these risks.

Operations Risk

Operations risk is defined as the risk of loss to the Bank resulting from inadequate or failed internal processes, resources, and systems and from external events. The Bank's operations risk is controlled through a system of internal controls designed to minimize the risk of operational losses. Also, the Bank has established and annually tests its business continuity plan under various business disruption scenarios involving offsite recovery and the testing of the Bank's operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank's internal controls.

Concentration Risk

Concentration risk for the Bank is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers or counterparties.

Advances. The following tables present the concentration in advances and the interest income from the advances (before the impact of interest rate exchange agreements associated with advances) to the Bank's top five borrowers and their affiliates at December 31, 2012 and 2011.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	18%	$105	15%
JPMorgan Chase Bank, National Association(3)	1,542	4	14	2
Subtotal JPMorgan Chase & Co.	9,392	22	119	17
Citibank, N.A.(3)	8,285	19	44	6
Bank of the West	2,920	7	93	14
OneWest Bank, FSB	3,651	9	55	8
First Republic Bank	3,225	7	55	8
Subtotal	27,473	64	366	53
Others	15,707	36	313	47
Total	$43,180	100%	$679	100%

December 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$16,100	24%	$121	12%
JPMorgan Chase Bank, National Association(3)	1,562	2	18	2
Subtotal JPMorgan Chase & Co.	17,662	26	139	14
Citibank, N.A. (3)	15,808	23	56	6
Bank of America California, N.A.	5,850	9	66	7
OneWest Bank, FSB	4,190	6	111	11
Bank of the West	4,611	7	111	11
Subtotal	48,121	71	483	49
Others	19,315	29	498	51
Total	$67,436	100%	$981	100%

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

Because of this concentration in advances, the Bank may perform more frequent credit and collateral reviews for some of these institutions, including more frequent analysis of detailed data on pledged loan collateral to assess the credit quality and risk-based valuation of the loans. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid.

If these institutions were to prepay the advances (subject to the Bank's limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank's assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank's financial performance and dividend rate until appropriate adjustments were made to the Bank's capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank's investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank's financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs while striving to pay members a reasonable return on their investment in the Bank's capital stock. Under the Bank's capital plan, the Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock at the Bank's discretion, subject to certain statutory and regulatory requirements.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2012 and 2011.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

(1)	Nonmember institution.

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

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2012 and 2011, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank's investment portfolio includes securities classified as trading, available-for-sale, and held-to-maturity, and other assets such as securities purchased under agreements to resell and Federal funds sold.

Investments: Portfolio Concentration

	2012		2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Interest-bearing deposits:
Other interest-bearing deposits(1)	$1,739	$1,739	$3,539	$3,539
Total interest-bearing deposits	1,739	1,739	3,539	3,539
Commercial paper:
General Electric Capital Corporation	—	—	1,500	1,500
Other commercial paper(1)	—	—	300	300
Total commercial paper	—	—	1,800	1,800
Housing finance agency bonds	535	421	646	510
GSEs:
Federal Farm Credit Bank (FFCB) bonds	3,175	3,175	1,867	1,867
Temporary Liquidity Guarantee Program (TLGP) securities:
General Electric Capital Corporation	—	—	1,961	1,961
Other TLGP securities(1)	—	—	888	888
Total TLGP securities	—	—	2,849	2,849
Total non-MBS	5,449	5,335	10,701	10,565
MBS:
Other U.S. obligations:
Ginnie Mae(1)	356	364	234	243
GSEs:
Freddie Mac	4,828	4,989	3,374	3,507
Fannie Mae	7,020	7,262	8,315	8,619
Total GSEs	11,848	12,251	11,689	12,126
PLRMBS:
Bank of America Corporation	1,118	1,112	1,245	1,208
Countrywide Financial Corporation	1,640	1,636	1,800	1,781
IndyMac Bank, F.S.B.	1,344	1,363	1,348	1,339
Lehman Brothers Inc.	1,786	1,770	1,853	1,769
Other(1)	4,630	4,548	5,132	4,804
Total PLRMBS	10,518	10,429	11,378	10,901
Total MBS	22,722	23,044	23,301	23,270
Total securities	28,171	28,379	34,002	33,835
Securities purchased under agreements to resell(1)	1,500	1,500	—	—
Federal funds sold:
Toronto Dominion Bank	1,461	1,461	1,245	1,245
Australia & New Zealand Bank Group	1,000	1,000	1,000	1,000
National Australia Bank	1,000	1,000	—	—
Royal Bank of Canada	1,250	1,250	—	—
Other Federal funds sold(1)	6,146	6,146	3,121	3,121
Total Federal funds sold	10,857	10,857	5,366	5,366
Total investments	$40,528	$40,736	$39,368	$39,201

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $3.1 billion carrying value of MBS at December 31, 2012, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $1.5 billion carrying value of MBS at December 31, 2012, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase. Included in this amount is $1.3 billion carrying value of MBS at December 31, 2012, that had been issued by entities sponsored by the same three members or their affiliates at the time of purchase.

The Bank held approximately $3.3 billion carrying value of MBS at December 31, 2011, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. The Bank held $1.7 billion carrying value of MBS at December 31, 2011, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase. Included in this amount is $1.5 billion carrying value of MBS at December 31, 2011, that had been issued by entities sponsored by the same three members or their affiliates at the time of purchase.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2012 and 2011.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2012		2011
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$2,246	26%	$2,884	28%
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	2,248	26	2,886	28
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,044	13	1,340	13
JPMorgan Chase Bank, National Association(1)	695	8	893	9
Subtotal JPMorgan Chase & Co.	1,739	21	2,233	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	909	11	1,183	11
Wells Fargo Financial National Bank	3	—	4	—
Subtotal Wells Fargo & Company	912	11	1,187	11
Total capital stock ownership over 10%	4,899	58	6,306	61
Others	3,604	42	4,067	39
Total	$8,503	100%	$10,373	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of December 31, 2012 and 2011.

Concentration of Derivatives Counterparties

(Dollars in millions)	2012			2011
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$21,107	23%	A	$25,836	20%
Deutsche Bank AG	A	15,002	17	A	24,055	19
JPMorgan Chase Bank, National Association	A	9,762	11	A	15,961	12
UBS AG	A	12,603	14	A	15,398	12
Subtotal		58,474	65		81,250	63
Others	At least BBB	31,942	35	At least A	48,326	37
Total		$90,416	100%		$129,576	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank's own Risk Management Policy. The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

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

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances; for this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least five business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2012 and 2011. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following December 31, 2012 and 2011. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2012		As of December 31, 2011
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$17	$100	$100
Commitments to purchase investments	275	275	—	54
Demand deposits	316	316	628	628
Maturing member term deposits	—	2	1	1
Discount note and bond maturities and expected exercises of bond call options	467	11,417	820	24,691
Subtotal obligations	1,058	12,027	1,549	25,474
Sources of available funds:
Maturing investments	5,120	14,117	1,250	11,879
Cash at Federal Reserve Bank of San Francisco	103	103	3,493	3,493
Proceeds from scheduled settlements of discount notes and bonds	390	635	200	200
Maturing MBS	—	—	—	1
Maturing advances and scheduled prepayments	1,785	5,486	1,463	13,126
Subtotal sources	7,398	20,341	6,406	28,699
Net funds available	6,340	8,314	4,857	3,225
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,363	—	20,278
TLGP securities	—	—	2,763	2,189
FFCB bonds	3,080	3,080	1,811	1,245
Subtotal contingent sources	3,080	22,443	4,574	23,712
Total contingent funds available	$9,420	$30,757	$9,431	$26,937

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

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2012.

Credit Risk

Credit risk is defined as the risk that the market value, or estimated fair value if market value is not available, of an obligation will decline as a result of deterioration in the creditworthiness of the obligor. The Bank further refines the definition of credit risk as the risk that a secured or unsecured borrower is unable to meet its financial obligations and the Bank is inadequately protected by the liquidation value of collateral, if any, which could result in a credit loss to the Bank.

Advances. The Bank manages the credit risk of advances and other member credit products by setting the credit and collateral terms available to individual borrowers based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the borrowers that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to borrowers that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in view of deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

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

To identify the credit strength of each borrower and potential borrower, other than community development financial institutions (CDFIs), the Bank assigns each member and each nonmember borrower with credit outstanding an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information and are revised, if necessary, to reflect the borrower's current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2012 was $1,076 million.

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

Pursuant to the Bank's lending agreements with its borrowers, the Bank limits extensions of credit to individual borrowers to a percentage of the market value or unpaid principal balance of the borrower's pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the borrower's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower's financial strength and condition, and any member-specific collateral risks. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a borrower's pledged eligible collateral must meet or exceed the total amount of the borrower's outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. The Bank monitors each borrower's aggregate borrowing capacity and collateral requirements on a daily basis by comparing the borrower's borrowing capacity to its obligations to the Bank.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet the Bank's applicable credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of December 31, 2012 and 2011. During 2012, the Bank's internal credit ratings improved for the majority of members and nonmember borrowers. To identify the credit strength of each borrower, the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advances and collateral terms may be adjusted based on the results of this credit analysis.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	183	110	$32,230	$127,782	25%
4-6	153	76	13,824	30,829	45
7-10	35	16	520	974	53
Subtotal	371	202	46,574	159,585	29
CDFIs	3	2	35	37	95
Total	374	204	$46,609	$159,622	29%

December 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	120	78	$41,276	$117,959	35%
4-6	204	112	30,302	53,120	57
7-10	60	31	1,158	3,147	37
Total	384	221	$72,736	$174,226	42
CDFIs	2	2	21	28	75
Total	386	223	$72,757	$174,254	42%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$305	$330
11% – 25%	5	12,095	15,141
26% – 50%	28	6,779	11,360
More than 50%	161	27,430	132,791
Total	204	$46,609	$159,622

December 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$247
11% – 25%	10	19,404	22,512
26% – 50%	32	19,791	32,519
More than 50%	172	33,324	118,976
Total	223	$72,757	$174,254

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity declined in 2012 because members and nonmembers reduced the amount of collateral they pledged to the Bank as they reduced their borrowings. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2012, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 85% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2012 and 2011.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2012		2011
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$201	$197	$251	$248
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,915	2,891	5,132	5,047
Agency pools and collateralized mortgage obligations	13,609	13,421	12,697	12,469
PLRMBS – publicly registered investment-grade-rated senior tranches	9	4	122	53
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	4	3	8	6
Term deposits with the Bank	2	2	1	1
Total	$16,740	$16,518	$18,211	$17,824

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

As of December 31, 2012, 51% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 38% was pledged by 170 institutions under blanket lien with detailed reporting, and 11% was pledged by 100 institutions under blanket lien with summary reporting.

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

For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower. During the borrower's collateral field review, the Bank examines a statistical sample of the borrower's pledged loans to validate loan ownership, confirm the existence of the critical legal documents, identify documentation and servicing deficiencies, and verify eligibility. Based on any loan defects identified in the pool of sample loans, the Bank determines the applicable non-credit secondary market discounts. The Bank also sends the sample loans to a third-party pricing vendor for valuation of the financial and credit-related attributes of the loans. The Bank adjusts the borrower's borrowing capacity for each collateral type in its pledged portfolio based on the pricing of the field review sample loans and the non-credit secondary market discounts identified in the field review.

As of December 31, 2012, the Bank's maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2012 and 2011.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2012		2011
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$101,327	$73,693	$119,089	$78,938
Second lien residential mortgage loans and home equity lines of credit	34,511	9,684	40,154	9,668
Multifamily mortgage loans	26,301	21,841	36,865	28,953
Commercial mortgage loans	44,801	31,139	47,582	29,417
Loan participations(1)	9,277	5,912	13,138	8,637
Small business, small farm, and small agribusiness loans	3,058	733	3,046	710
Other	579	102	764	107
Total	$219,854	$143,104	$260,638	$156,430

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2012 and 2011, the unpaid principal balance of these loans totaled $16 billion and $19 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

4.
Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating institution's credit enhancement obligation at the time losses are incurred.

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

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank's credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA at the time of purchase, as determined by the MPF Program methodology. As required by the AMA regulation, a nationally recognized statistical rating organization (NRSRO) confirmed that the MPF Program methodology would provide an analysis of each Master Commitment that was “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expected to have the same probability of incurring credit losses in excess of the First Loss Account and the participating institution's credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor would have had of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

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

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. The Bank had de minimis losses in 2012, 2011, and 2010 on the sale of real estate owned (REO) property acquired as a result of foreclosure on MPF Original loans. The Bank recovered all losses through available credit enhancement fees, except for de minimis losses in excess of available credit enhancement on the sale of two properties in 2010 and one property in 2012. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the NRSRO rating equivalent in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate First Loss Account for all participating institutions for Original MPF for the years ended December 31, 2012, 2011, and 2010 was as follows:

First Loss Account for Original MPF

(In millions)	2012	2011	2010
Balance, beginning of the year	$1	$1	$1
Amount accumulated during the year	—	—	—
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	—	$—	$—
Balance, end of the year	$1	$1	$1

The participating institution's credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.1 million in 2012, $0.2 million in 2011, and $0.2 million in 2010 for Original MPF loans.

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

At December 31, 2012, the deductibles under the SMI policies totaled approximately 22% of the participating institutions' credit enhancement obligation on MPF Plus loans. At December 31, 2011, the deductibles under the SMI policies totaled approximately 20% of the participating members' credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating institutions or their affiliates at December 31, 2012 and 2011.

Three out of six master commitments (totaling $1.0 billion) continued to rely on SMI coverage for a portion of their credit enhancement obligation, which was provided by two SMI companies and totaled $22 million. The claims-paying ability ratings of these two SMI companies were below the AA rating required for the program; one was rated B and the other one was rated B-. The participating institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.9 billion) did not achieve AA credit equivalency solely because the SMI company was rated B.

The First Loss Account for MPF Plus for the years ended December 31, 2012, 2011, and 2010 was as follows:

First Loss Account for MPF Plus

(In millions)	2012	2011	2010
Balance, beginning of the year	$12	$13	$13
Amount accumulated during the year	(1)	—	—
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	—	(1)	—
Balance, end of the year	$11	$12	$13

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the First Loss Account established for each Master Commitment. If losses up to the full amount of the First Loss Account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective Master Commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each Master Commitment to enable the Bank to collect performance-based credit enhancement fees equal to the full amount of the First Loss Account established for each MPF Plus Master Commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank realized a $0.6 million gain through the performance-based credit enhancement fees in 2012 and incurred a $0.9 million loss beyond credit enhancement on the sale of REO properties acquired as a result of MPF Plus loans in 2011; de minimis losses in 2010 were recovered through the performance-based credit enhancement fees. The Bank reduced net interest income for credit enhancement fees totaling $0.9 million in 2012, $1.2 million in 2011, and $1.0 million in 2010 for MPF Plus loans. The Bank's liability for performance-based credit enhancement fees for MPF Plus was $0.1 million at December 31, 2012, $0.2 million at December 31, 2011, and $0.3 million at December 31, 2010.

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

Mortgage Loans Evaluated at the Individual Master Commitment Level – The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Individually Evaluated Mortgage Loans – Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions based on recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity of the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in home prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing prices changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2012, 2011, and 2010 was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2012	2011	2010
Balance, beginning of the year	$6	$3	$2
Charge-offs – transferred to real estate owned (REO)	(2)	(1)	(1)
Provision for/(reversal of) credit losses	(1)	4	2
Balance, end of the year	$3	$6	$3
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.08)%	(0.07)%	(0.05)%

The decline in the estimated allowance for credit losses during 2012 is primarily due to gradually improving property values and the charge-off of realized losses on liquidated loans.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2012	2011
Allowance for credit losses, end of the year
Individually evaluated for impairment	$3	$4
Collectively evaluated for impairment	—	2
Total allowance for credit losses	$3	$6
Recorded investment, end of the year
Individually evaluated for impairment	$31	$40
Collectively evaluated for impairment	1,267	1,804
Total recorded investment	$1,298	$1,844

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2012			2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$19	$19	$—	$23	$23	$—
With an allowance	12	12	3	17	17	4
Total	$31	$31	$3	$40	$40	$4

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2012	2011
With no related allowance	$19	$24
With an allowance	16	15
Total	$35	$39

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

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” and “Item 8. Financial Statements and Supplemental Data – Note 10 – Allowance for Credit Losses.”

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of December 31, 2012 and 2011.

Mortgage Loan Delinquencies

	2012	2011
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$18	$24
60 – 89 days delinquent	7	9
90 days or more delinquent	32	34
Total past due	57	67
Total current loans	1,241	1,777
Total mortgage loans	$1,298	$1,844
In process of foreclosure, included above(2)	$20	$21
Nonaccrual loans	$32	$34
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.45%	1.83%

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

(3)
Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding. The ratio increased primarily because of the decline in the recorded investment of the Bank's mortgage loans.

For 2012, 2011, and 2010, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2012	2011	2010
Interest contractually due on nonaccrual loans during the year	$2	$2	$1
Interest recognized in income for nonaccrual loans during the year	—	—	—
Shortfall	$2	$2	$1

Delinquencies amounted to 4.42% of the total loans in the Bank's portfolio as of December 31, 2012, and 3.60% of the total loans in the Bank's portfolio as of December 31, 2011. The weighted average age of the Bank's MPF mortgage loan portfolio was 112 months as of December 31, 2012, and 101 months as of December 31, 2011.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cashflow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

The Bank's TDRs of MPF loans primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

As of December 31, 2012, the recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8 million. During 2012, the amount of the pre- and post-modification recorded investment in TDRs that occurred during the year was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default. During the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans was classified as TDR.

At December 31, 2012, the Bank’s other assets included $3 million of REO resulting from the foreclosure of 30 mortgage loans held by the Bank. At December 31, 2011, the Bank’s other assets included $2 million of REO resulting from the foreclosure of 25 mortgage loans held by the Bank.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank's investments with any given counterparty according to the Bank's own capital position as well as the capital and creditworthiness of the counterparty.

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

Investment Credit Exposure

(In millions)
December 31, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Interest-bearing deposits	$—	$—	$1,739	$—	$—	$—	$—	$—	$—	$—	$—	$1,739
Housing finance agency bonds	—	148	—	387	—	—	—	—	—	—	—	535
GSEs:
FFCB bonds	—	3,175	—	—	—	—	—	—	—	—	—	3,175
Total non-MBS	—	3,323	1,739	387	—	—	—	—	—	—	—	5,449
MBS:
Other U.S. obligations:
Ginnie Mae	—	356	—	—	—	—	—	—	—	—	—	356
GSEs:
Freddie Mac	—	4,828	—	—	—	—	—	—	—	—	—	4,828
Fannie Mae	—	6,944	47	—	29	—	—	—	—	—	—	7,020
Total GSEs	—	11,772	47	—	29	—	—	—	—	—	—	11,848
PLRMBS:
Prime	1	50	186	446	653	498	336	98	219	60	2	2,549
Alt-A, option ARM	—	—	—	—	—	19	965	47	20	—	—	1,051
Alt-A, other	20	28	88	425	489	717	2,841	923	553	832	2	6,918
Total PLRMBS	21	78	274	871	1,142	1,234	4,142	1,068	792	892	4	10,518
Total MBS	21	12,206	321	871	1,171	1,234	4,142	1,068	792	892	4	22,722
Total securities	21	15,529	2,060	1,258	1,171	1,234	4,142	1,068	792	892	4	28,171
Securities purchased under agreements to resell	—	—	1,500	—	—	—	—	—	—	—	—	1,500
Federal funds sold(4)	—	4,811	6,020	26	—	—	—	—	—	—	—	10,857
Total investments	$21	$20,340	$9,580	$1,284	$1,171	$1,234	$4,142	$1,068	$792	$892	$4	$40,528

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

The Bank's unsecured investment credit limits and terms for member counterparties may be less restrictive than for nonmember counterparties because the Bank has access to more information about members to assist in evaluating the member counterparty credit risk.

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

Finance Agency regulations limit the amount of unsecured credit that an individual FHLBank may extend to a single counterparty. This limit is calculated with reference to a percentage of either the FHLBank's or the counterparty's capital and to the counterparty's overall credit rating. Under these regulations, the lesser of the FHLBank's total capital or the counterparty's Tier 1 capital is multiplied by a percentage specified in the regulation. The percentages used to determine the maximum amount of term extensions of unsecured credit range from 1% to 15%, depending on the counterparty's overall credit rating. Term extensions of unsecured credit include on-balance sheet transactions, off-balance sheet commitments, and derivatives transactions, but exclude overnight extensions of credit and Federal funds sales subject to a continuing contract. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Derivatives” for additional information related to derivatives exposure.)

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit to the same single counterparty for overnight extensions of credit and for sales of Federal funds subject to a continuing contract. However, an FHLBank's total unsecured credit to a single counterparty (total term unsecured credit plus total overnight and Federal funds unsecured credit) may not exceed twice the regulatory limit for term exposures (2% to 30% of the lesser of the FHLBank's total capital or the counterparty's Tier 1 capital, based on the counterparty's overall credit rating). In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

Under Finance Agency regulations, the total amount of unsecured credit that an FHLBank may extend to a group of affiliated counterparties for term extensions of unsecured credit, overnight extensions of credit, and Federal funds sales subject to a continuing contract, combined, may not exceed 30% of the FHLBank's total capital. These limits on affiliated counterparty groups are in addition to the limits on extensions of unsecured credit applicable to any single counterparty within the affiliated group.

As of December 31, 2012, the Bank's unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and interest-bearing deposits, which represented 68% and 83%, respectively, of the Bank's total unsecured investment credit exposure in Federal funds sold and interest-bearing deposits.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. This table does not reflect the foreign sovereign government's credit rating. At December 31, 2012, 38% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2012
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$100	$3,379	$26	$3,505
U.S. subsidiaries of foreign commercial banks	—	300	—	300
Total domestic and U.S. subsidiaries of foreign commercial banks	100	3,679	26	3,805
U.S. branches and agency offices of foreign commercial banks:
Canada	2,711	2,378	—	5,089
Australia	2,000	—	—	2,000
Japan	—	1,702	—	1,702
Total U.S. branches and agency offices of foreign commercial banks	4,711	4,080	—	8,791
Total unsecured credit exposure	$4,811	$7,759	$26	$12,596

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2012.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2012. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. The Bank's internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2012
	Carrying Value(1)
Domicile of Counterparty	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,477	$1,028	$3,505
U.S. subsidiaries of foreign commercial banks	200	100	300
Total domestic and U.S. subsidiaries of foreign commercial banks	2,677	1,128	3,805
U.S. branches and agency offices of foreign commercial banks:
Canada	2,800	2,289	5,089
Australia	1,300	700	2,000
Japan	1,702	—	1,702
Total U.S. branches and agency offices of foreign commercial banks	5,802	2,989	8,791
Total unsecured credit exposure	$8,479	$4,117	$12,596

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2012.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2012, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At December 31, 2012, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $114 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2012, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank's MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank's capital. At December 31, 2012, the Bank's MBS portfolio was 219% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At December 31, 2012, PLRMBS representing 37% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2012, the Bank's investment in MBS had gross unrealized losses totaling $959 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2012, all of the gross unrealized losses on its agency MBS are temporary.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the causes of near- and long-term housing price behavior.

For the vast majority of housing markets, the Bank's housing price forecast as of December 31, 2012, assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. Under this scenario, home prices for the vast majority of markets were projected to decline by 3.0% to 7.0% during the fourth quarter of 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. The following table shows the base case scenario and what the ranges of the annualized projected home price recovery rates by month would have been under the more adverse housing price scenario at December 31, 2012:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
Months	Base Case			Adverse Case
1 - 6	0.0%	-	2.8%	0.0%	-	1.9%
7 - 12	0.0%	-	3.0%	0.0%	-	2.0%
13 - 18	1.0%	-	3.0%	0.7%	-	2.0%
19 - 30	2.0%	-	4.0%	1.3%	-	2.7%
31 - 42	2.8%	-	5.0%	1.9%	-	3.4%
43 - 66	2.8%	-	6.0%	1.9%	-	4.0%
Thereafter	2.8%	-	5.6%	1.9%	-	3.8%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at December 31, 2012:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	5	$191	$(1)	6	$241	$(4)
Alt-A, option ARM	4	108	(1)	12	903	(27)
Alt-A, other	16	1,108	(8)	76	3,904	(68)
Total	25	$1,407	$(10)	94	$5,048	$(99)

(1)	Amounts are for the three months ended December 31, 2012.

For more information on the Bank's OTTI analysis and reviews, see “Item 8. Financial Statements – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of December 31, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$27	$220	$—	$—	$—	$—	$247
2007	—	—	—	—	—	99	62	134	240	81	—	616
2006	—	—	11	1	—	103	—	—	50	—	—	165
2005	—	—	—	46	—	18	80	—	—	—	—	144
2004 and earlier	1	50	174	398	653	258	15	—	—	—	2	1,551
Total Prime	1	50	185	445	653	505	377	134	290	81	2	2,723
Alt-A, option ARM
2007	—	—	—	—	—	—	1,198	—	—	—	—	1,198
2006	—	—	—	—	—	—	207	—	—	—	—	207
2005	—	—	—	—	—	18	23	147	89	—	—	277
Total Alt-A, option ARM	—	—	—	—	—	18	1,428	147	89	—	—	1,682
Alt-A, other
2008	—	—	—	—	—	170	—	—	—	—	—	170
2007	—	—	—	—	127	—	909	201	425	499	—	2,161
2006	—	—	61	—	—	18	282	155	160	336	—	1,012
2005	3	—	11	18	—	375	2,095	821	190	280	—	3,793
2004 and earlier	17	27	17	407	363	216	120	—	—	—	2	1,169
Total Alt-A, other	20	27	89	425	490	779	3,406	1,177	775	1,115	2	8,305
Total par amount	$21	$77	$274	$870	$1,143	$1,302	$5,211	$1,458	$1,154	$1,196	$4	$12,710

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at December 31, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$220	$—	$—	$—	$220
2007	—	—	—	19	62	134	240	81	536
2006	—	1	—	17	—	—	50	—	68
2005	—	—	—	18	29	—	—	—	47
2004 and earlier	—	—	—	90	15	—	—	—	105
Total Prime	—	1	—	144	326	134	290	81	976
Alt-A, option ARM
2007	—	—	—	—	1,198	—	—	—	1,198
2006	—	—	—	—	207	—	—	—	207
2005	—	—	—	—	—	147	89	—	236
Total Alt-A, option ARM	—	—	—	—	1,405	147	89	—	1,641
Alt-A, other
2008	—	—	—	170	—	—	—	—	170
2007	—	—	—	—	909	201	425	499	2,034
2006	61	—	—	18	282	155	160	336	1,012
2005	—	—	—	356	2,095	821	190	280	3,742
2004 and earlier	—	46	108	139	75	—	—	—	368
Total Alt-A, other	61	46	108	683	3,361	1,177	775	1,115	7,326
Total par amount	$61	$47	$108	$827	$5,092	$1,458	$1,154	$1,196	$9,943

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2012
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$214	$4	$215	$—	$(1)	$(1)	23.07%	30.00%	20.44%
2007	519	48	475	(2)	2	—	21.47	22.56	9.87
2006	154	2	156	(1)	—	(1)	13.63	11.64	6.94
2005	142	7	137	—	—	—	12.88	11.66	14.61
2004 and earlier	1,552	42	1,512	—	—	—	8.25	4.40	10.30
Total Prime	2,581	103	2,495	(3)	1	(2)	13.16	11.65	11.14
Alt-A, option ARM
2007	999	189	809	(3)	1	(2)	41.01	44.13	30.59
2006	148	13	135	(1)	(1)	(2)	38.04	44.85	22.79
2005	121	24	100	(2)	(2)	(4)	31.99	22.81	13.93
Total Alt-A, option ARM	1,268	226	1,044	(6)	(2)	(8)	39.16	40.71	26.89
Alt-A, other
2008	167	19	148	—	—	—	18.11	31.80	27.53
2007	1,869	180	1,716	(17)	3	(14)	29.13	26.79	15.93
2006	770	18	776	(2)	(4)	(6)	27.54	18.48	4.76
2005	3,475	349	3,132	(22)	9	(13)	18.85	13.81	9.98
2004 and earlier	1,170	58	1,118	(5)	4	(1)	12.93	8.00	15.94
Total Alt-A, other	7,451	624	6,890	(46)	12	(34)	21.74	17.31	12.09
Total	$11,300	$953	$10,429	$(55)	$11	$(44)	22.20%	19.19%	13.85%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio at December 31, 2012.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2012
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	9.3	30.6	41.2	23.3
2007	8.2	7.0	28.3	10.0
2006	10.3	24.5	38.0	12.0
2005	12.1	11.4	31.7	12.3
2004 and earlier	13.6	7.9	31.3	9.9
Total Prime	12.2	13.6	33.6	12.7
Alt-A, option ARM
2007	3.4	69.5	51.7	30.6
2006	3.0	71.2	54.0	22.8
2005	4.4	50.8	43.5	13.9
Total Alt-A, option ARM	3.5	66.6	50.7	26.9
Alt-A, other
2007	8.3	46.7	47.0	11.5
2006	8.0	43.7	52.2	12.3
2005	9.3	28.1	47.1	10.1
2004 and earlier	10.7	19.4	32.8	15.9
Total Alt-A, other	9.0	33.9	45.8	11.7
Total	8.8	34.8	44.4	13.9

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at December 31, 2012 and 2011.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	2012			2011
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$415	$2,308	$2,723	$999	$2,327	$3,326
Alt-A, option ARM	—	1,682	1,682	—	1,880	1,880
Alt-A, other	3,354	4,951	8,305	4,899	4,556	9,455
Total	3,769	8,941	12,710	$5,898	$8,763	$14,661

The following table presents PLRMBS in a loss position at December 31, 2012.

PLRMBS in a Loss Position at December 31, 2012

(Dollars in millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$2,020	$1,930	$1,884	$103	13.16%	0.02%
Alt-A, option ARM	1,570	1,240	1,020	226	39.06	—
Alt-A, other	6,591	6,041	5,467	624	20.61	0.30
Total	$10,181	$9,211	$8,371	$953	21.98%	0.20%
The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Prime
2008	87.39%	84.49%	80.97%	82.03%	80.21%
2007	76.94	74.39	69.73	68.71	68.69
2006	94.48	94.76	93.94	95.18	94.17
2005	95.48	92.84	89.12	89.16	86.25
2004 and earlier	97.48	95.92	91.77	91.47	88.18
Weighted average of all Prime	91.62	89.83	85.92	85.82	83.74
Alt-A, option ARM
2007	67.50	64.29	57.47	58.95	56.84
2006	64.97	59.91	54.25	56.11	55.72
2005	36.11	35.79	34.29	35.66	34.88
Weighted average of all Alt-A, option ARM	62.02	59.07	53.27	54.77	53.09
Alt-A, other
2008	87.38	86.58	83.81	83.94	80.26
2007	79.38	78.02	74.88	74.97	73.82
2006	76.66	74.74	70.52	71.23	69.01
2005	82.57	80.25	75.81	76.16	74.23
2004 and earlier	95.68	93.88	89.06	89.00	86.18
Weighted average of all Alt-A, other	82.96	81.04	76.95	77.21	75.28
Weighted average of all PLRMBS	82.05%	80.07%	75.85%	76.24%	74.36%

The Bank determined that, as of December 31, 2012, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2012, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2012. Additional future credit-related OTTI charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Dealer Counterparties

(In millions)
December 31, 2012
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held at Fair Value	Net Credit Exposure
AA	$1,516	$3	$3	$—
A	82,544	526	522	4
BBB	6,141	—	—	—
Subtotal	90,201	529	525	4
Member institutions(2)	215	—	—	—
Total derivatives	$90,416	$529	$525	$4

December 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held at Fair Value	Net Credit Exposure
AA	$3,366	$9	$6	$3
A	125,805	391	375	16
Subtotal	129,171	400	381	19
Member institutions(2)	405	—	—	—
Total derivatives	$129,576	$400	$381	$19

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

At December 31, 2012, the Bank had a total of $90.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$90.2 billion represented notional amounts of derivatives contracts outstanding with 15 derivatives dealer counterparties. Seven of these counterparties made up 85% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 24% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $38.9 billion of derivatives outstanding at December 31, 2012, were affiliates of members.

•
$215 million represented notional amounts of derivatives contracts with two member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivatives contracts at December 31, 2012, was $529 million with eight derivatives dealer counterparties. After consideration of securities collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $4 million.

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

Market Risk

Market risk is defined as the risk to the Bank's market value and net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in market interest rates, interest rate spreads, interest rate volatility, and other market factors (market rate factors).

The Bank's market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. This profile reflects the Bank's objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk.

The Bank's Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. See “Total Bank Market Risk” below.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and return on capital sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's Enterprise Risk Committee apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank's policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the Bank's Enterprise Risk Committee, the Asset-Liability Management Committee, and the Board of Directors, along with a corrective action plan if applicable.

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

Since 2008, the Bank has used net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rates and has established a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the market risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank.

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

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limits as of December 31, 2012.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2012	December 31, 2011
+200 basis-point change above current rates	–0.7%	–3.6%
+100 basis-point change above current rates	+0.1	–2.0
–100 basis-point change below current rates(2)	+2.6	+5.0
–200 basis-point change below current rates(2)	+4.9	+9.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2012, show a decline in sensitivity in both the rising rate and declining rate scenarios compared to the estimates as of December 31, 2011. The decline in sensitivity is primarily attributable to risk management actions taken by the Bank in 2012 to lengthen the maturity of fixed rate liabilities and hedges in the Bank's mortgage-related business segment. LIBOR interest rates as of December 31, 2012, were 33 basis points lower for the 1-year term, 40 basis points lower for the 5-year term, and 23 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2012, show a decline in sensitivity in both rising rate and declining rate scenarios compared to the estimates as of December 31, 2011. The decline in sensitivity is primarily attributable to risk management actions taken by the Bank in 2012 to lengthen the maturity of fixed rate liabilities and hedges in the Bank's mortgage-related business segment.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2012	December 31, 2011
+200 basis-point change above current rates	–0.8%	–3.3%
+100 basis-point change above current rates	+0.2	–1.5
–100 basis-point change below current rates(2)	+0.0	+2.0
–200 basis-point change below current rates(2)	–0.4	+1.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 119.3% as of December 31, 2012.

Return on Capital – The return on capital is a measure used by the Bank to assess financial performance. The return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank's derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings exclude the interest expense on mandatorily redeemable capital stock. Economic earnings also exclude the 20% of net income allocated to the Bank's restricted retained earnings account in accordance with the FHLBanks' Joint Capital Enhancement Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank's duration gap was negative one month at December 31, 2012, and two months at December 31, 2011.

Total Bank Duration Gap Analysis

	December 31, 2012		December 31, 2011
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$86,421	8	$113,552	8
Liabilities	80,808	9	108,847	6
Net	$5,613	(1)	$4,705	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of December 31, 2012, declined relative to the duration gap as of December 31, 2011. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank's variable rate funding. To leverage the Bank's capital stock, the Bank also invests in agency securities, generally with terms of less than three years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

The interest rate risk in the advances-related business is primarily associated with the Bank's strategy for investing capital (shareholders' outstanding capital stock, including mandatorily redeemable capital stock, and retained earnings). The Bank's strategy is generally to invest 50% of capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess capital stock. Excess capital stock usually results from a decline in a borrower's outstanding advances or by a membership termination. Under the Bank's capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

The Bank updates the repricing and maturity gaps for actual asset, liability, and derivatives transactions that occur in the advances-related segment each day. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

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

Mortgage-Related Business – The Bank's mortgage assets include MBS, most of which are classified as held-to-maturity or as available-for-sale, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the impact of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an individual asset is purchased and on an ongoing basis for the total portfolio. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated net market value sensitivity, taking into consideration the estimated prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

At least monthly, the Bank reviews the estimated market risk profile of the entire portfolio of mortgage assets and related funding and hedging transactions. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risk profile. Periodically, the Bank performs more in-depth analyses, which include an analysis of the impacts of non-parallel shifts in the yield curve and assessments of the impacts of unanticipated prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio's market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity,” the Bank uses net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank's exposure to interest rates. The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2012 and 2011.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2012	December 31, 2011
+200 basis-point change	+1.1%	–1.2%
+100 basis-point change	+0.9	–0.8
–100 basis-point change(2)	+1.0	+3.2
–200 basis-point change(2)	+3.1	+7.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2012, generally show a decline in sensitivity in both the rising and declining rate scenarios compared to the estimates as of December 31, 2011. The decline in sensitivity is primarily attributable to risk management actions taken by the Bank in 2012 to lengthen the maturity of fixed rate liabilities and hedges in the Bank's mortgage-related business segment. LIBOR interest rates as of December 31, 2012, were 33 basis points lower for the 1-year term, 40 basis points lower for the 5-year term, and 23 basis points lower for the 10-year term relative to December 31, 2011. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2012, and December 31, 2011. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2012, show less adverse sensitivity in rising rate scenarios and more adverse sensitivity in declining rate scenarios compared to the estimates as of December 31, 2011. The change in sensitivity is primarily attributable to risk management actions taken by the Bank in 2012 to lengthen the maturity of fixed rate liabilities and hedges in the Bank's mortgage-related business segment.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2012	December 31, 2011
+200 basis-point change above current rates	+0.8%	–1.4%
+100 basis-point change above current rates	+0.9	–0.6
–100 basis-point change below current rates(2)	–1.3	+0.6
–200 basis-point change below current rates(2)	–2.0	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks are as follows:

•	To convert fixed rate advances to LIBOR-indexed adjustable rate structures, which reduces the Bank's exposure to fixed interest rates.

•	To convert non-LIBOR-indexed advances to LIBOR-indexed adjustable rate structures, which reduces the Bank's exposure to basis risk from non-LIBOR interest rates.

•
To convert fixed rate consolidated obligations to LIBOR-indexed adjustable rate structures, which reduces the Bank's exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable LIBOR-indexed adjustable rate debt instrument, allowing the Bank to reduce its funding costs.)

•	To convert non-LIBOR-indexed consolidated obligations to LIBOR-indexed adjustable rate structures, which reduces the Bank's exposure to basis risk from non-LIBOR interest rates.

•	To reduce the interest rate sensitivity and modify the repricing frequency of assets and liabilities.

•	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank's exposure to fixed interest rates on consolidated obligations.

•
To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank's exposure to prepayment of mortgage assets.

•	To offset an embedded option in an advance.

The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2012 and 2011.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2012	December 31, 2011
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$10,166	$15,014
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	477	1,091
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,976	8,092
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	141	166
Subtotal Economic Hedges(1)			7,595	9,350
Total			17,761	24,364
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	19,798	33,996
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	5,639	4,608
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,360	1,385
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	24,923	11,478
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	6,000
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	11,061	14,300
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	535	470
Subtotal Economic Hedges(1)			43,518	38,241
Total			63,316	72,237

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2012	December 31, 2011
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	670	7,345
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,888	1,390
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,675	2,806
Subtotal Economic Hedges(1)			3,563	4,196
Total			4,233	11,541
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	755	1,865
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	599	14,760
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	630	1,580
Total			1,984	18,205
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	—	1
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,692	1,633
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	—	785
Total			2,692	2,419
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	430	810
Total			430	810
Total Notional Amount			$90,416	$129,576

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). An economic hedge introduces the potential for earnings variability caused by changes in the fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets and liabilities. Finance Agency regulation and the Bank's Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank's policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The primary objective of the financial management practices of the Bank is to preserve and enhance the long-term economic performance and risk management of the Bank. In accordance with the accounting for derivative instruments and hedging activities, reported net income and other comprehensive income will likely exhibit period to period volatility, which may be significant.

At December 31, 2012, the total notional amount of interest rate exchange agreements outstanding was $90.4 billion, compared with $129.6 billion at December 31, 2011. The $39.2 billion decrease in the notional amount of derivatives during 2012 was due to a net $16.2 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $6.6 billion decrease in interest rate exchange agreements hedging advances, a net $16.2 billion decrease in interest rate exchange agreements hedging discount notes, and a net $0.4 billion decrease in interest rate exchange agreements hedging intermediary positions, partially offset by a net $0.2 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2012 and 2011.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,166	$(270)	$268	$—	$(2)
Non-callable bonds	19,798	844	(843)	—	1
Callable bonds	670	10	(4)	—	6
Subtotal	30,634	584	(579)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,595	(288)	—	270	(18)
Non-callable bonds	43,518	210	—	(35)	175
Callable bonds	3,563	1	—	13	14
Discount notes	1,984	(20)	—	—	(20)
FFCB bonds and TLGP securities	2,692	(1)	—	—	(1)
Intermediated	430	—	—	—	—
Subtotal	59,782	(98)	—	248	150
Total excluding accrued interest	90,416	486	(579)	248	155
Accrued interest	—	90	(108)	3	(15)
Total	$90,416	$576	$(687)	$251	$140

December 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,014	$(271)	$270	$—	$(1)
Non-callable bonds	33,996	1,076	(1,083)	—	(7)
Callable bonds	7,345	32	(9)	—	23
Subtotal	56,355	837	(822)	—	15
Not qualifying for hedge accounting (economic hedges):
Advances	9,350	(396)	—	401	5
Non-callable bonds	38,241	289	—	(31)	258
Callable bonds	4,196	4	—	3	7
Discount notes	18,205	(26)	—	—	(26)
FFCB bonds and TLGP securities	2,418	(8)	—	—	(8)
MBS – trading	1	—	—	—	—
Intermediated	810	—	—	—	—
Subtotal	73,221	(137)	—	373	236
Total excluding accrued interest	129,576	700	(822)	373	251
Accrued interest	—	99	(105)	9	3
Total	$129,576	$799	$(927)	$382	$254

Effective December 31, 2012, the Bank refined its method for estimating the fair values of its derivatives by using the overnight index swap (OIS) curve to discount the cash flows of its derivatives to determine fair value, instead of using the LIBOR swap curve, which was used in prior periods. Based on the Bank's analysis of market participants, the Bank concluded that the OIS curve was a more representative input in determining the fair value of its derivatives.

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

At December 31, 2012, the Bank had $43.8 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $159.6 billion. At December 31, 2011, the Bank had $68.2 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $174.2 billion.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2012, the Bank expects to collect all amounts due on credit products according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

Mortgage Loans Acquired Under the MPF Program. In determining the allowance for credit losses on mortgage loans, the Bank evaluates its exposure to credit loss taking into consideration the following: (i) the Bank's judgment as to the eligibility of participating institutions to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of available credit enhancements, and (iv) estimation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•
Monitoring the creditworthiness, financial condition, and ability to meet servicing obligations of the institutions, or their successors, that sold the mortgage loans to the Bank (both considered to be participating institutions).

•	Determining required credit enhancements to be provided by participating institutions and assessing the availability of other credit enhancements.

•	Estimating loss exposure and historical loss experience to establish an adequate level of allowance for credit losses.

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

The Bank calculates its estimated allowance for credit losses for its Original MPF loans and MPF Plus loans as described below. The Bank has a process in place for monitoring and identifying loans that are deemed impaired. The Bank also uses a credit model to estimate credit losses. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment, and then records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2012, and December 31, 2011, and for MPF Plus loans totaling $3 million as of December 31, 2012, and $4 million as of December 31, 2011.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2012, and December 31, 2011, and for MPF Plus loans totaling a de minimis amount as of December 31, 2012, and $2 million as of December 31, 2011.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012. The Bank did not have any securities purchased under agreements to resell at December 31, 2011.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2012 and 2011, were repaid according to the contractual terms.

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All derivatives with counterparties that are members of the Bank and that are not derivatives dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivatives dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank's net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty's creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements. The Bank's net unsecured credit exposure to derivatives counterparties was $4 million and $19 million at December 31, 2012 and 2011, respectively. See additional discussion of credit exposure to derivatives counterparties in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2012:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2012, the Bank measured its REOs on a nonrecurring basis at Level 3 of the fair value hierarchy. For more information, see below for a discussion of the Bank's OTTI analysis of its MBS portfolio.

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

The assumptions and judgments applied by the Bank may have a significant effect on its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank's results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 20 – Fair Value” for further information regarding the fair value measurement guidance (including the classification within the fair value hierarchy) and the summary of valuation methodologies and primary inputs used to measure fair value for all the Bank's assets and liabilities carried at fair value.

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

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changed the presentation and amount of the OTTI recognized in the Statements of Income. The impairment is separated into: (i) the amount of the credit-related OTTI, and (ii) the amount of the total non-credit-related OTTI. The amount of the credit-related OTTI is recognized in earnings. For securities classified as held-to-maturity, the amount of the total non-credit-related OTTI is recognized in other comprehensive income and is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. For securities classified as available-for-sale, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

In performing the cash flow analysis for each security, the Bank used two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. For the vast majority of housing markets, the Bank's housing price forecast as of December 31, 2012, assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. The table below presents the ranges of the annualized projected home price recovery rates by month at December 31, 2012.

Months	December 31, 2012
1 - 6	0.0%	-	2.8%
7 - 12	0.0%	-	3.0%
13 - 18	1.0%	-	3.0%
19 - 30	2.0%	-	4.0%
31 - 42	2.8%	-	5.0%
43 - 66	2.8%	-	6.0%
Thereafter	2.8%	-	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the causes of near- and long-term housing price behavior.

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

For the years ended December 31, 2012 and 2011, the Bank recorded a credit-related OTTI charge of $44 million and $413 million, respectively.

Because there is a risk that the Bank may record additional material OTTI charges in future periods, the Bank's earnings and retained earnings and its ability to pay dividends and repurchase excess capital stock could be adversely affected in future periods.

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

Amortization of Premiums and Accretion of Discounts on MBS and Purchased Mortgage Loans

When the Bank purchases MBS and mortgage loans, it does not necessarily pay the seller the par value of the MBS or the exact amount of the unpaid principal balance of the mortgage loans. If the Bank pays more than the par value or the unpaid principal balance, purchasing the asset at a premium, the premium reduces the yield the Bank recognizes on the asset below the coupon rate. Conversely, if the Bank pays less than the par value or the unpaid principal balance, purchasing the asset at a discount, the discount increases the yield above the coupon rate.

The Bank amortizes premiums and accretes discounts from the acquisition dates of the MBS and mortgage loans. The Bank applies the level-yield method on a retrospective basis over the estimated life of the MBS and purchased mortgage loans for which prepayments reasonably can be expected and estimated. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. Use of the retrospective method may increase volatility of reported earnings during periods of changing interest rates, and the use of different estimates or assumptions as well as changes in external factors could produce significantly different results.

Recent Developments

Developments under the Dodd-Frank Act Affecting Derivatives Transactions.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those used by the Bank to hedge its interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, minimum margin and capital, and other requirements.

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination), which will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing.
Certain of the interest rate swaps in which the Bank engages fall within the scope of the first mandatory clearing determination, and the Bank will be required to clear those swaps. Implementation of the first clearing determination will be phased in beginning on March 11, 2013; the Bank is classified as a “category 2 entity” and therefore has to comply with the mandatory clearing requirement for the specified interest rate swaps that its executes on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps entered into by the Bank that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that the Bank may enter into with its member institutions that have $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such member swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). The Bank is not currently offering new intermediated swaps to members, but may decide to offer intermediated swaps to members in the future.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with the Bank's swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (Legally Segregated Operationally Commingled (LSOC) model). Under the LSOC model, although customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization, it may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. Accordingly, a major consideration in the Bank's decision to establish and maintain a clearing relationship with an FCM is the assessment of the financial soundness of the FCM.

Definitions of Certain Terms Under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although the Bank has a substantial portfolio of derivatives transactions that are entered into for hedging purposes and may engage in intermediated swaps with its members, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, the Bank does not expect to be required to register as either a major swap participant or as a swap dealer.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put option features in certain advances to members will not be treated as “swaps” provided that the option features relate solely to the interest rate on the advance and do not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, the Bank's ability to offer these advances to members should not be adversely affected by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, minimum margin and capital, and other requirements. The CFTC, the FHFA, and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, the Bank would have to post both initial margin and variation margin to the Bank's swap dealers and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional FHFA provisions, the Bank would be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely affect the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that the Bank would have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions. Certain of the CFTC's final rules, once effective, will require the Bank to amend its existing bilateral swap documentation with swap dealers. To facilitate amendment of the agreements, the International Swap and Derivatives Association (ISDA) has initiated a protocol process that allows multiple counterparty adherents to the same protocol to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The first of these protocols is the August 2012 Protocol, which addressed documentation changes required by the CFTC's adoption in February 2012 of final external business conduct standards and other requirements imposed on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. The Bank adhered to the August 2012 Protocol in October 2012 and has effectively amended its agreements with all of its swap dealer counterparties.

In September 2012, the CFTC finalized rules regarding certain new documentation requirements for uncleared trades, including requirements for new dispute resolution and portfolio valuation and reconciliation provisions, for new representations regarding applicable insolvency regimes, and for possible changes to existing credit support arrangements with swap dealer counterparties. ISDA has published a draft second protocol to address these new documentation requirements, and the Bank is currently evaluating the protocol's provisions. Swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with the Bank. These timing requirements will be phased in between December 31, 2012, and March 1, 2014.

Additional changes to swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps, which have not yet been finalized. The Bank will consider adhering to future ISDA protocols to address these requirements.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of the Bank's cleared and uncleared swaps have now been established. The Bank currently complies with recordkeeping requirements for swaps that were in effect on or after July 21, 2010. Beginning on April 10, 2013, the Bank will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that the Bank enters into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. The Bank will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that it may intermediate for members beginning on April 10, 2013.

The Bank will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the required derivatives reforms prescribed by that legislation. The Bank will also continue to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Advance Notice of Proposed Rulemaking on Stress Testing Requirements. On October 5, 2012, the FHFA issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The FHFA proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent with and comparable to those established by the Federal Reserve. An FHLBank would be required to provide a report on the results of the stress tests annually to the FHFA and the Federal Reserve and to publicly disclose a summary of the report within 90 days.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the FHFA published a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBanks. The FHFA's notice states that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from different statutory and regulatory regimes and different statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

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

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Regulation. The CFPB issued a final rule with an effective date of January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage loan. Qualified mortgage loans (QMs) are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. In addition, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.

The final rule provides for a safe harbor from certain liabilities for QMs, which could incent lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank advances. As of the date of issuance of the final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat the first lien balloon mortgage loans that they offer as QM mortgages.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $687.9 billion at December 31, 2012, and $691.9 billion at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $74.5 billion at December 31, 2012, and $101.2 billion at December 31, 2011. At December 31, 2012, the Bank had committed to the issuance of $635 million in consolidated obligation bonds, $500 million of which were hedged with associated interest rate swaps. At December 31, 2011, the Bank had committed to the issuance of $200 million in consolidated obligation bonds, which were all hedged with associated interest rate swaps. For additional information on the Bank's joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2012, the Bank had $21 million in advance commitments and $3.4 billion in standby letters of credit outstanding. At December 31, 2011, the Bank had $102 million in advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at December 31, 2012 and 2011, respectively. The estimated fair value of the letters of credit was $13 million and $6 million at December 31, 2012 and 2011, respectively.

Contractual Obligations

In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor and leases for premises.

The following table summarizes the Bank's significant contractual obligations as of December 31, 2012, except for obligations associated with short-term discount notes. Additional information with respect to the Bank's consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 21 – Commitments and Contingencies.”

In addition, “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” includes a discussion of the Bank's mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 17 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank's pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank's interest rate risk management. “Item 8. Financial Statements and Supplementary Data – Note 19 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)
As of December 31, 2012
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$40,714	$13,283	$9,302	$6,022	$69,321
Mandatorily redeemable capital stock	847	1,197	2,299	—	4,343
Operating leases	4	8	8	8	28
Pension and post-retirement contributions	2	6	3	11	22
Total contractual obligations	$41,567	$14,494	$11,612	$6,041	$73,714

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “FHLBank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 15, 2013

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$104	$3,494
Securities purchased under agreements to resell	1,500	—
Federal funds sold	10,857	5,366
Trading securities(a)	3,191	2,808
Available-for-sale securities(a)	7,604	9,613
Held-to-maturity securities (fair values were $17,584 and $21,414, respectively)(b)	17,376	21,581
Advances (includes $7,390 and $8,684 at fair value under the fair value option, respectively)	43,750	68,164
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $6, respectively	1,289	1,829
Accrued interest receivable	101	180
Premises, software, and equipment, net	26	30
Derivative assets, net	529	400
Other assets	94	87
Total Assets	$86,421	$113,552
Liabilities:
Deposits	$227	$156
Consolidated obligations:
Bonds (includes $27,884 and $15,712 at fair value under the fair value option, respectively)	70,310	83,350
Discount notes	5,209	19,152
Total consolidated obligations	75,519	102,502
Mandatorily redeemable capital stock	4,343	5,578
Accrued interest payable	175	241
Affordable Housing Program payable	144	150
Derivative liabilities, net	23	73
Other liabilities	377	147
Total Liabilities	80,808	108,847
Commitments and Contingencies (Note 21)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
42 shares and 48 shares, respectively	4,160	4,795
Unrestricted retained earnings	246	—
Restricted retained earnings	2,001	1,803
Total Retained Earnings	2,247	1,803
Accumulated other comprehensive income/(loss)	(794)	(1,893)
Total Capital	5,613	4,705
Total Liabilities and Capital	$86,421	$113,552

(a)	At December 31, 2012, and December 31, 2011, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $2 at December 31, 2012, and $33 at December 31, 2011, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Interest Income:
Advances	$520	$692	$1,070
Prepayment fees on advances, net	65	17	53
Securities purchased under agreements to resell	5	—	—
Federal funds sold	12	22	29
Trading securities	22	25	6
Available-for-sale securities	317	238	6
Held-to-maturity securities	476	679	1,046
Mortgage loans held for portfolio	77	113	138
Total Interest Income	1,494	1,786	2,348
Interest Expense:
Consolidated obligations:
Bonds	574	707	995
Discount notes	21	34	40
Deposits	—	—	1
Mandatorily redeemable capital stock	51	12	16
Total Interest Expense	646	753	1,052
Net Interest Income	848	1,033	1,296
Provision for/(reversal of) credit losses on mortgage loans	(1)	4	2
Net Interest Income After Mortgage Loan Loss Provision	849	1,029	1,294
Other Income/(Loss):
Net gain/(loss) on trading securities	(11)	(7)	(1)
Total other-than-temporary impairment (OTTI) loss	(55)	(437)	(540)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	11	24	209
Net OTTI loss, credit-related	(44)	(413)	(331)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(15)	25	(113)
Net gain/(loss) on derivatives and hedging activities	(101)	(256)	(168)
Other	7	6	9
Total Other Income/(Loss)	(164)	(645)	(604)
Other Expense:
Compensation and benefits	63	61	63
Other operating expense	52	46	52
Federal Housing Finance Agency	12	10	12
Office of Finance	5	6	6
Other	2	3	12
Total Other Expense	134	126	145
Income/(Loss) Before Assessments	551	258	545
REFCORP	—	17	100
Affordable Housing Program	60	25	46
Total Assessments	60	42	146
Net Income/(Loss)	$491	$216	$399

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Net Income/(Loss)	$491	$216	$399
Other Comprehensive Income/(Loss):
Additional minimum liability on benefit plans	(1)	(4)	—
Net unrealized gain/(loss) on available-for-sale securities	—	2	—
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(28)	(2,672)	—
Net change in fair value of other-than-temporarily impaired securities	1,102	810	—
Reclassification of non-credit-related OTTI loss included in net income/(loss)	14	26	—
Total net non-credit-related OTTI loss on available-for-sale securities	1,088	(1,836)	—
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(25)	(207)	(537)
Reclassification of non-credit-related OTTI loss included in net income/(loss)	—	157	328
Accretion of non-credit-related OTTI loss	9	266	850
Non-credit-related OTTI loss transferred to available-for-sale securities	28	2,672	—
Total net non-credit-related OTTI loss on held-to-maturity securities	12	2,888	641
Total other comprehensive income/(loss)	1,099	1,050	641
Total Comprehensive Income/(Loss)	$1,590	$1,266	$1,040

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	1	60					60
Repurchase/redemption of capital stock	(9)	(941)					(941)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	5	588					588
Comprehensive income/(loss)			370	29	399	641	1,040
Cash dividends paid on capital stock (0.34%)		—	—	(29)	(29)		(29)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	2	244					244
Repurchase/redemption of capital stock	(10)	(1,043)					(1,043)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(27)	(2,688)					(2,688)
Comprehensive income/(loss)			194	22	216	1,050	1,266
Cash dividends paid on capital stock (0.29%)		—	—	(22)	(22)		(22)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	3	266					266
Repurchase/redemption of capital stock	(9)	(864)					(864)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(37)					(37)
Comprehensive income/(loss)			198	293	491	1,099	1,590
Cash dividends paid on capital stock (0.97%)		—	—	(47)	(47)		(47)
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net Income/(Loss)	$491	$216	$399
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(32)	(76)	(12)
Provision for/(reversal of) credit losses on mortgage loans	(1)	4	2
Change in net fair value adjustment on trading securities	11	7	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	15	(25)	113
Change in net derivatives and hedging activities	42	269	74
Net OTTI loss, credit-related	44	413	331
Other adjustments	—	(3)	(1)
Net change in:
Accrued interest receivable	86	59	178
Other assets	(10)	26	(2)
Accrued interest payable	(66)	(231)	(294)
Other liabilities	2	(77)	9
Total adjustments	91	366	399
Net cash provided by/(used in) operating activities	582	582	798
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	28	—	—
Securities purchased under agreements to resell	(1,500)	—	—
Federal funds sold	(5,491)	10,946	(8,148)
Premises, software, and equipment	(7)	(12)	(11)
Trading securities:
Proceeds from maturities of long-term	2,548	864	6
Purchases of long-term	(2,666)	(1,160)	(2,495)
Available-for-sale securities:
Proceeds from maturities of long-term	3,208	836	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	3,602	3,999	(1,719)
Proceeds from maturities of long-term	4,397	4,580	8,557
Purchases of long-term	(4,014)	(6,145)	(1,479)
Advances:
Principal collected	361,716	255,620	189,812
Made to members	(337,460)	(228,146)	(152,415)
Mortgage loans held for portfolio:
Principal collected	540	555	656
Proceeds from sales of foreclosed assets	3	—	—
Net cash provided by/(used in) investing activities	24,904	41,937	32,764

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Cash Flows from Financing Activities:
Net change in:
Deposits	(360)	(312)	(734)
Net (payments)/proceeds on derivatives contracts with financing elements	48	60	65
Net proceeds from issuance of consolidated obligations:
Bonds	53,478	56,156	89,170
Discount notes	49,244	56,361	90,552
Bonds transferred from another Federal Home Loan Bank	—	15	—
Payments for matured and retired consolidated obligations:
Bonds	(66,189)	(93,645)	(129,485)
Discount notes	(63,180)	(56,735)	(89,239)
Proceeds from issuance of capital stock	266	244	60
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,272)	(859)	(506)
Payments for repurchase/redemption of capital stock	(864)	(1,043)	(941)
Cash dividends paid	(47)	(22)	(29)
Net cash provided by/(used in) financing activities	(28,876)	(39,780)	(41,087)
Net increase/(decrease) in cash and due from banks	(3,390)	2,739	(7,525)
Cash and due from banks at beginning of the period	3,494	755	8,280
Cash and due from banks at end of the period	$104	$3,494	$755
Supplemental Disclosures:
Interest paid	$627	$935	$1,248
Affordable Housing Program payments	66	49	58
REFCORP payments	—	54	88
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	5	5	5
Transfers of OTTI held-to-maturity securities to available-for-sale securities	140	7,940	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. To access the Bank's products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, as of February 4, 2010, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase capital stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 22 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

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

Note 1 — Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the determination of other-than-temporary impairment (OTTI) of certain mortgage-backed securities (MBS) and fair value of derivatives, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Actual results could differ significantly from these estimates.

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

Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank's financial instruments and related assumptions are detailed in Note 20 – Fair Value.

Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financing arrangements because they effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If not, the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings.

Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal funds sold with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2012 and 2011, were repaid according to the contractual terms.

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

Held-to-maturity (HTM) securities are carried at cost, adjusted for periodic principal repayments; amortization of premiums and accretion of discounts; and previous OTTI recognized in net income and AOCI. The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

would not have a significant effect on the security's fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank calculates the amortization of purchased premiums and accretion of purchased discounts on investments using the level-yield method on a retrospective basis over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

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

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank records an additional OTTI. The amount of total OTTI for a security that was previously impaired is calculated as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For an other-than-temporarily-impaired security that was previously impaired and has subsequently incurred an additional OTTI related to credit loss (limited to that security's unrealized losses), this additional credit-related OTTI, up to the amount in AOCI, would be reclassified out of non-credit-related OTTI in AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2012, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Advances. The Bank reports advances (loans to members, former members or their successors, or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts related to the Affordable Housing Program), and hedging adjustments. The Bank amortizes premiums and accretes discounts and recognizes hedging adjustments resulting from the discontinuation of a hedging relationship to interest income using a level-yield methodology. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income.

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

For prepaid advances that are hedged and meet the hedge accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If a new advance represents a modification of an original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.

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

Allowance for Credit Losses. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank's portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability.

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

Allowance for Credit Losses on Credit Products. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for credit products to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 10 – Allowance for Credit Losses, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) defines community financial institutions as Federal Deposit Insurance Corporation (FDIC)-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2012 was $1,076. The Bank has never experienced any credit losses on any of its credit products. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis.

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

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2012, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating institution is reported 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2012, the Bank’s other assets include $3 of REO resulting from foreclosure of 30 mortgage loans held by the Bank. At December 31, 2011, the Bank’s other assets included $2 of REO resulting from foreclosure of 25 mortgage loans held by the Bank.

Other Fees. Letter of credit fees are recorded as other income over the term of the letter of credit.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair value. The Bank has elected to report derivative assets and derivative liabilities net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank's master netting arrangements. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the interest income and interest expense associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

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

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that: (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading, as well as hybrid financial instruments that are eligible for the fair value option), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract.

Mandatorily Redeemable Capital Stock. The Bank reclassifies the capital stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 16 – Capital for more information.

If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $58 and $49 at December 31, 2012 and 2011, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $10 for 2012, $7 for 2011, and $8 for 2010. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software, and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2012, 2011, and 2010, respectively.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2012 and 2011, the Bank had $21 and $23 in unamortized computer software costs respectively. Amortization of computer software costs charged to expense was $9, $5, and $6 in 2012, 2011, and 2010, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $16 and $19 at December 31, 2012 and 2011, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $22, $25, and $33, in 2012, 2011, and 2010, respectively.

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

Resolution Funding Corporation Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they were required to make quarterly payments to the Resolution Funding Corporation (REFCORP) toward the interest on bonds issued by REFCORP through the second quarter of 2011. REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of REFCORP to carry out the functions of REFCORP. See Note 14 – Resolution Funding Corporation Assessments for more information.

Note 2 — Recently Issued and Adopted Accounting Guidance

Joint and Several Liability Arrangements. On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect the Bank's financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. This guidance will require the Bank to disclose both gross and net information about derivatives, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, will be effective for the Bank for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminated the option to present other comprehensive income in the statement of changes in stockholders' equity. The Bank elected the two-statement approach for interim and annual periods beginning on January 1, 2012, and applied this guidance retrospectively for all periods presented. Early adoption was permitted. The adoption of this guidance was limited to the presentation of certain information contained in the Bank's financial statements and did not affect the Bank's financial condition, results of operations, or cash flows. (See Note 15 – Accumulated Other Comprehensive Income/(Loss) for additional disclosures required under this amended guidance.)

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

On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of AOCI. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require the Bank to provide information about the amounts reclassified out of AOCI by component. In addition, the Bank is required to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Bank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2013, and will be applied prospectively. The adoption of this guidance will result in additional financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or IFRS; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2012, and was applied prospectively. The adoption of this guidance resulted in increased financial statement disclosures, but did not have a material effect on the Bank's financial condition, results of operations, or cash flows. (See Note 20 – Fair Value for additional disclosures required under this amended guidance.)

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance became effective for interim or annual periods beginning on or after December 15, 2011 (January 1, 2012, for the Bank), and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012. The adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). This guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets, excluding investment securities, and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. However, the FHFA issued additional guidance that extends the effective date of this advisory bulletin to January 1, 2014. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $1 for 2012 and $2 for 2011.

Effective July 12, 2012, the Federal Reserve eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco for this program. At December 31, 2011, the average required balance was approximately $1.

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2012 and 2011, was as follows:

	2012	2011
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,175	$1,867
Temporary Liquidity Guarantee Program (TLGP) securities(1)	—	923
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	16	17
GSEs – Fannie Mae	—	1
Total	$3,191	$2,808

(1)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
December 31, 2012 and 2011, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year of Contractual Maturity	2012	2011
Trading securities other than MBS:
Due in 1 year or less	$234	$2,556
Due after 1 year through 5 years	2,941	234
Subtotal	3,175	2,790
MBS:
Other U.S. obligations – Ginnie Mae	16	17
GSEs – Fannie Mae	—	1
Total MBS	16	18
Total	$3,191	$2,808

Interest Rate Payment Terms. Interest rate payment terms for trading securities at December 31, 2012 and 2011, are detailed in the following table:

	2012	2011
Estimated fair value of trading securities other than MBS:
Fixed rate	$—	$796
Adjustable rate	3,175	1,994
Subtotal	3,175	2,790
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	16	17
Collateralized mortgage obligations:
Fixed rate	—	1
Subtotal	16	18
Total	$3,191	$2,808

The net unrealized gain/(loss) on trading securities was $(11), $(7), and $(1) for the years ended December 31, 2012, 2011, and 2010, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale securities by major security type as of December 31, 2012 and 2011, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$832	$(46)	$14	$—	$800
Alt-A, option ARM	1,227	(219)	2	—	1,010
Alt-A, other	6,293	(539)	40	—	5,794
Total	$8,352	$(804)	$56	$—	$7,604

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,924	$—	$2	$—	$1,926
PLRMBS:
Prime	977	(132)	—	(13)	832
Alt-A, option ARM	1,413	(410)	2	(36)	969
Alt-A, other	7,133	(1,117)	—	(130)	5,886
Total PLRMBS	9,523	(1,659)	2	(179)	7,687
Total	$11,447	$(1,659)	$4	$(179)	$9,613

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of December 31, 2012 and 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in accumulated other comprehensive income/(loss) (AOCI) net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$547	$46	$547	$46
Alt-A, option ARM	6	—	973	219	979	219
Alt-A, other	187	1	4,208	538	4,395	539
Total	$193	$1	$5,728	$803	$5,921	$804

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP securities	$274	$—	$—	$—	$274	$—
PLRMBS:
Prime	96	2	736	143	832	145
Alt-A, option ARM	—	—	950	446	950	446
Alt-A, other	240	10	5,634	1,237	5,874	1,247
Total PLRMBS	336	12	7,320	1,826	7,656	1,838
Total	$610	$12	$7,320	$1,826	$7,930	$1,838

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

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of December 31, 2012 and 2011, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	2012		2011
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$—	$—	$1,924	$1,926
PLRMBS:
Prime	832	800	977	832
Alt-A, option ARM	1,227	1,010	1,413	969
Alt-A, other	6,293	5,794	7,133	5,886
Total PLRMBS	8,352	7,604	9,523	7,687
Total	$8,352	$7,604	$11,447	$9,613

At December 31, 2012, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,427 (including interest accretion adjustments of $61). At December 31, 2011, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,419 (including interest accretion adjustments of $50), and the Bank's TLGP securities classified as available-for-sale included net premiums of $1.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at December 31, 2012 and 2011, are shown in the following table:

	2012	2011
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$—	$1,924
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	3,055	4,542
Adjustable rate	5,297	4,981
Subtotal	8,352	9,523
Total	$8,352	$11,447

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2012	2011
Collateralized mortgage obligations:
Converts in 1 year or less	$59	$920
Converts after 1 year through 5 years	703	748
Converts after 5 years through 10 years	—	175
Total	$762	$1,843

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$1,739	$—	$1,739	$—	$—	$1,739
Housing finance agency bonds	535	—	535	—	(114)	421
Subtotal	2,274	—	2,274	—	(114)	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	—	340	8	—	348
GSEs:
Freddie Mac	4,828	—	4,828	162	(1)	4,989
Fannie Mae	7,020	—	7,020	247	(5)	7,262
Subtotal GSEs	11,848	—	11,848	409	(6)	12,251
PLRMBS:
Prime	1,749	—	1,749	3	(57)	1,695
Alt-A, option ARM	41	—	41	—	(7)	34
Alt-A, other	1,158	(34)	1,124	23	(51)	1,096
Subtotal PLRMBS	2,948	(34)	2,914	26	(115)	2,825
Total MBS	15,136	(34)	15,102	443	(121)	15,424
Total	$17,410	$(34)	$17,376	$443	$(235)	$17,584

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$3,539	$—	$3,539	$—	$—	$3,539
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	646	—	646	—	(136)	510
Subtotal	5,985	—	5,985	—	(136)	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	—	217	9	—	226
GSEs:
Freddie Mac	3,374	—	3,374	133	—	3,507
Fannie Mae	8,314	—	8,314	316	(12)	8,618
Subtotal GSEs	11,688	—	11,688	449	(12)	12,125
PLRMBS:
Prime	2,201	—	2,201	1	(249)	1,953
Alt-A, option ARM	46	—	46	—	(17)	29
Alt-A, other	1,489	(45)	1,444	14	(226)	1,232
Subtotal PLRMBS	3,736	(45)	3,691	15	(492)	3,214
Total MBS	15,641	(45)	15,596	473	(504)	15,565
Total	$21,626	$(45)	$21,581	$473	$(640)	$21,414

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity portfolio to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 5 – Available-for-Sale Securities and Note 7 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2012 and 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$421	$114	$421	$114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	314	1	13	—	327	1
Fannie Mae	56	1	270	4	326	5
Subtotal GSEs	370	2	283	4	653	6
PLRMBS:
Prime	83	2	1,197	55	1,280	57
Alt-A, option ARM	—	—	34	7	34	7
Alt-A, other	—	—	1,043	85	1,043	85
Subtotal PLRMBS	83	2	2,274	147	2,357	149
Total MBS	453	4	2,560	151	3,013	155
Total	$453	$4	$2,981	$265	$3,434	$269

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,539	$—	$—	$—	$3,539	$—
Commercial paper	300	—	—	—	300	—
Housing finance agency bonds	—	—	510	136	510	136
Subtotal	3,839	—	510	136	4,349	136
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	24	—	25	—
Fannie Mae	223	3	201	9	424	12
Subtotal GSEs	224	3	225	9	449	12
PLRMBS:
Prime	180	5	1,676	244	1,856	249
Alt-A, option ARM	—	—	29	17	29	17
Alt-A, other	—	—	1,206	271	1,206	271
Subtotal PLRMBS	180	5	2,911	532	3,091	537
Total MBS	404	8	3,140	541	3,544	549
Total	$4,243	$8	$3,650	$677	$7,893	$685

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2012 and 2011, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,739	$1,739	$1,739
Due after 1 year through 5 years	18	18	17
Due after 5 years through 10 years	46	46	39
Due after 10 years	471	471	365
Subtotal	2,274	2,274	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	340	348
GSEs:
Freddie Mac	4,828	4,828	4,989
Fannie Mae	7,020	7,020	7,262
Subtotal GSEs	11,848	11,848	12,251
PLRMBS:
Prime	1,749	1,749	1,695
Alt-A, option ARM	41	41	34
Alt-A, other	1,158	1,124	1,096
Subtotal PLRMBS	2,948	2,914	2,825
Total MBS	15,136	15,102	15,424
Total	$17,410	$17,376	$17,584

December 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$5,342	$5,342	$5,342
Due after 5 years through 10 years	23	23	21
Due after 10 years	620	620	486
Subtotal	5,985	5,985	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	217	226
GSEs:
Freddie Mac	3,374	3,374	3,507
Fannie Mae	8,314	8,314	8,618
Subtotal GSEs	11,688	11,688	12,125
PLRMBS:
Prime	2,201	2,201	1,953
Alt-A, option ARM	46	46	29
Alt-A, other	1,489	1,444	1,232
Subtotal PLRMBS	3,736	3,691	3,214
Total MBS	15,641	15,596	15,565
Total	$21,626	$21,581	$21,414

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2012, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $67, discounts of $36, and credit-related OTTI of $6 (including interest accretion adjustments of $5). At December 31, 2011, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $80, discounts of $39, and credit-related OTTI of $5 (including interest accretion adjustments of $4).

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at December 31, 2012 and 2011, are detailed in the following table:

	2012	2011
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,739	$5,339
Adjustable rate	535	646
Subtotal	2,274	5,985
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	821	1,778
Adjustable rate	467	158
Collateralized mortgage obligations:
Fixed rate	9,096	8,955
Adjustable rate	4,752	4,750
Subtotal	15,136	15,641
Total	$17,410	$21,626

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2012	2011
Passthrough securities:
Converts in 1 year or less	$76	$504
Converts after 1 year through 5 years	614	712
Converts after 5 years through 10 years	116	543
Total	$806	$1,759
Collateralized mortgage obligations:
Converts in 1 year or less	$26	$519
Converts after 1 year through 5 years	506	804
Converts after 5 years through 10 years	—	30
Total	$532	$1,353

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. For the vast majority of markets, the Bank's housing price forecast as of December 31, 2012, assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. The table below presents the ranges of the annualized projected home price recovery rates by month at December 31, 2012.

Months	December 31, 2012
1 - 6	0.0%	-	2.8%
7 - 12	0.0%	-	3.0%
13 - 18	1.0%	-	3.0%
19 - 30	2.0%	-	4.0%
31 - 42	2.8%	-	5.0%
43 - 66	2.8%	-	6.0%
Thereafter	2.8%	-	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the causes of near- and long-term housing price behavior.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For securities determined to be other-than-temporarily impaired as of December 31, 2012 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2012, and the related current credit enhancement for the Bank.

December 31, 2012
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	8.7	31.5	43.7	18.9
2007	9.5	6.9	26.2	19.8
2006	7.6	32.0	46.9	19.5
2004 and earlier	13.8	14.5	35.6	5.0
Total Prime	8.7	29.0	42.9	18.3
Alt-A, option ARM
2007	1.5	87.7	61.6	35.6
2006	1.9	84.4	63.5	34.0
2005	4.1	56.3	43.1	13.2
Total Alt-A, option ARM	2.6	75.1	55.0	26.8
Alt-A, other
2007	9.0	39.2	47.8	6.0
2006	7.6	48.0	52.3	19.4
2005	8.8	30.3	47.7	12.3
2004 and earlier	10.2	21.3	38.9	13.5
Total Alt-A, other	8.5	37.6	48.7	13.2
Total	7.7	42.2	49.2	15.5

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

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $9 and $266 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the years ended December 31, 2012 and 2011, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2012, 2011, and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012	2011	2010
Balance, beginning of the year	$1,362	$952	$628
Charges on securities for which OTTI was not previously recognized	—	16	14
Additional charges on securities for which OTTI was previously recognized(1)	44	397	317
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(9)	(3)	(7)
Balance, end of the year	$1,397	$1,362	$952

(1)
For the year ended December 31, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the year ended December 31, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2011. For the year ended December 31, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers' creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, nonrecurring, or unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity portfolio to its available-for-sale portfolio at their fair values. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to the available-for-sale portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The following table summarizes the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the years ended December 31, 2012 and 2011. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	2012				2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$22	$(2)	$—	$20	$1,129	$(300)	$142	$971
Alt-A, option ARM	—	—	—	—	1,574	(520)	79	1,133
Alt-A, other	146	(26)	—	120	7,909	(1,852)	667	6,724
Total	$168	$(28)	$—	$140	$10,612	$(2,672)	$888	$8,828

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at December 31, 2012 and 2011, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$976	$832	$800	$—	$—	$—	$—
Alt-A, option ARM	1,641	1,227	1,010	—	—	—	—
Alt-A, other	7,153	6,293	5,794	173	171	136	159
Total	$9,770	$8,352	$7,604	$173	$171	$136	$159

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$27	$27	$26	$27
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	209	207	162	165
Total	$10,936	$9,524	$7,687	$236	$234	$188	$192

For the Bank's PLRMBS that were not other-than-temporarily impaired as of December 31, 2012, the Bank has experienced net unrealized losses primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2012, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. As of December 31, 2012, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $114. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2012, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2012, all of the gross unrealized losses on its agency MBS are temporary.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Advances

The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to LIBOR or to another specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.09% to 8.57% at December 31, 2012, and 0.05% to 8.57% at December 31, 2011, as summarized below.

	2012		2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$19,565	0.61%	$26,432	0.88%
After 1 year through 2 years	5,957	1.47	20,608	1.03
After 2 years through 3 years	6,352	1.59	5,840	1.73
After 3 years through 4 years	5,869	1.35	5,686	2.02
After 4 years through 5 years	2,772	1.51	5,634	1.46
After 5 years	2,665	2.43	3,236	2.78
Total par amount	43,180	1.14%	67,436	1.24%
Valuation adjustments for hedging activities	282		302
Valuation adjustments under fair value option	288		426
Total	$43,750		$68,164

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,867 at December 31, 2012, and $6,875 at December 31, 2011. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $73 at December 31, 2012, and $328 at December 31, 2011.

The Bank's advances at December 31, 2012 and 2011, included $197 and $1,461, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2012 and 2011, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2012	2011	2012	2011
Within 1 year	$19,633	$26,755	$19,747	$27,566
After 1 year through 2 years	5,952	20,602	5,915	20,513
After 2 years through 3 years	6,357	5,805	6,352	5,748
After 3 years through 4 years	5,869	5,665	5,869	5,416
After 4 years through 5 years	2,762	5,583	2,672	5,559
After 5 years	2,607	3,026	2,625	2,634
Total par amount	$43,180	$67,436	$43,180	$67,436

Credit and Concentration Risk. The following tables present the concentration in advances and the interest income from these advances before the impact of interest rate exchange agreements associated with these advances to the top five borrowers and their affiliates at December 31, 2012 and 2011.

December 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	18%	$105	15%
JPMorgan Chase Bank, National Association(3)	1,542	4	14	2
Subtotal JPMorgan Chase & Co.	9,392	22	119	17
Citibank, N.A.(3)	8,285	19	44	6
Bank of the West	2,920	7	93	14
OneWest Bank, FSB	3,651	9	55	8
First Republic Bank	3,225	7	55	8
Subtotal	27,473	64	366	53
Others	15,707	36	313	47
Total	$43,180	100%	$679	100%

December 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$16,100	24%	$121	12%
JPMorgan Chase Bank, National Association(3)	1,562	2	18	2
Subtotal JPMorgan Chase & Co.	17,662	26	139	14
Citibank, N.A.(3)	15,808	23	56	6
Bank of America California, N.A.	5,850	9	66	7
OneWest Bank, FSB	4,190	6	111	11
Bank of the West	4,611	7	111	11
Subtotal	48,121	71	483	49
Others	19,315	29	498	51
Total	$67,436	100%	$981	100%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2012, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2012 and 2011, are detailed below:

	2012	2011
Par amount of advances:
Fixed rate:
Due within 1 year	$5,397	$11,606
Due after 1 year	17,563	20,577
Total fixed rate	22,960	32,183
Adjustable rate:
Due within 1 year	14,168	14,826
Due after 1 year	6,052	20,427
Total adjustable rate	20,220	35,253
Total par amount	$43,180	$67,436

The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge. In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the advance. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 19 – Derivatives and Hedging Activities and Note 20 – Fair Value.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2012 and 2011.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2012, 2011, and 2010, as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012	2011	2010
Prepayment fees received	$211	$103	$189
Fair value adjustments	(146)	(86)	(136)
Net	$65	$17	$53
Advance principal prepaid	$9,858	$5,217	$17,108
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

The following table presents information as of December 31, 2012 and 2011, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2012	2011
Fixed rate medium-term mortgage loans	$359	$519
Fixed rate long-term mortgage loans	937	1,322
Subtotal	1,296	1,841
Unamortized premiums	10	15
Unamortized discounts	(14)	(21)
Mortgage loans held for portfolio	1,292	1,835
Less: Allowance for credit losses	(3)	(6)
Total mortgage loans held for portfolio, net	$1,289	$1,829

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

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2012, $1 in 2011, and $1 in 2010.
Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

(1)	Nonmember institution.

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

Credit Products. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. Under the FHLBank Act, the Bank is required to obtain sufficient collateral for credit products to protect the Bank from credit losses. Collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. The Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms.

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2012 and 2011, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, with an estimated value in excess of outstanding credit products for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the member and its affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its affiliate to deliver physical possession of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers' needs for a reliable funding source. At December 31, 2012 and 2011, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2012 and 2011.

Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2012, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During 2012, two member institutions were placed into receivership or liquidation. These institutions had no advances outstanding at the time they were placed into receivership or liquidation. Bank capital stock held by one of the institutions totaling $4 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From January 1, 2013, to February 28, 2013, no member institutions were placed into receivership.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement to offset losses under the master commitment, or the collectability or availability of credit enhancement is deemed to be uncertain. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as interest income on nonaccrual loans, as noted below.

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating institution is reported 90 days or more past due or when the loan is in foreclosure. When a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.
The following table presents information on delinquent mortgage loans as of December 31, 2012 and 2011.

	2012	2011
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$18	$24
60 – 89 days delinquent	7	9
90 days or more delinquent	32	34
Total past due	57	67
Total current loans	1,241	1,777
Total mortgage loans	$1,298	$1,844
In process of foreclosure, included above(2)	$20	$21
Nonaccrual loans	$32	$34
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.45%	1.83%

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

(3)
Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding. The ratio increased primarily because of the decline in the recorded investment of the Bank's mortgage loans.

Mortgage Loans Evaluated at the Individual Master Commitment Level – The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Individually Evaluated Mortgage Loans – Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions based on recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity of the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in home prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing prices changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2012	2011	2010
Balance, beginning of the year	$6	$3	$2
Charge-offs – transferred to real estate owned (REO)	(2)	(1)	(1)
Provision for/(reversal of) credit losses	(1)	4	2
Balance, end of the year	$3	$6	$3
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.08)%	(0.07)%	(0.05)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	2012	2011
Allowance for credit losses, end of the year
Individually evaluated for impairment	$3	$4
Collectively evaluated for impairment	—	2
Total allowance for credit losses	$3	$6
Recorded investment, end of the year
Individually evaluated for impairment	$31	$40
Collectively evaluated for impairment	1,267	1,804
Total recorded investment	$1,298	$1,844

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2012			2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$19	$19	$—	$23	$23	$—
With an allowance	12	12	3	17	17	4
Total	$31	$31	$3	$40	$40	$4

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2012	2011
With no related allowance	$19	$24
With an allowance	16	15
Total	$35	$39

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

4.
Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating institution's credit enhancement obligation at the time losses are incurred.

5.	Losses in excess of the First Loss Account and the participating institution's remaining credit enhancement for the Master Commitment, if any, are incurred by the Bank.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2012, and December 31, 2011, and for MPF Plus loans totaling $3 as of December 31, 2012, and $4 as of December 31, 2011.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2012, and December 31, 2011, and for MPF Plus loans totaling a de minimis amount as of December 31, 2012, and $2 as of December 31, 2011.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cashflow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

The Bank's TDRs of MPF loans primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of December 31, 2012, the recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8. During 2012, the amount of the pre- and post-modification recorded investment in TDRs that occurred during the year was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default. During the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans was classified as TDR.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If not, the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012. The Bank did not have any term securities purchased under agreements to resell at December 31, 2011.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2012 and 2011, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of December 31, 2012 and 2011, were as follows:

	2012	2011
Interest-bearing deposits:
Demand and overnight	$224	$151
Term	2	1
Other	—	3
Total interest-bearing deposits	226	155
Non-interest-bearing deposits	1	1
Total	$227	$156

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2012 and 2011, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012		2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$2	0.03%	$1	0.01%
Adjustable rate	224	0.01	154	0.01
Total interest-bearing deposits	226	0.01	155	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$227	0.01%	$156	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $2 at December 31, 2012, and $1 at December 31, 2011. These time deposits were scheduled to mature within three months.

Note 12 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 21 – Commitments and Contingencies. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was $687,902 at December 31, 2012, and $691,868 at December 31, 2011. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2012, the Bank had qualifying assets totaling $85,771 to support the Bank's participation in consolidated obligations outstanding of $75,519.

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR, the Federal funds effective rate, and others. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above).

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligations, in addition to having fixed rate or simple adjustable rate coupon payment terms, may also include:

•	Callable bonds, which the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings; and

•
Index amortizing notes, which repay principal according to predetermined amortization schedules or prepay principal based on a calculation linked to the level of a certain index. Index amortizing notes have a stated maturity. As of December 31, 2012 and 2011, the Bank's index amortizing notes had fixed rate coupon payment terms. Usually, as market interest rates change, the portion of the monthly payment allocated to repayment of principal also changes, resulting in a balloon payment on the maturity date if rates rise or causing the note to mature before the stated maturity date if rates fall.

With respect to more complex interest payment terms, consolidated obligation bonds may also include:

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

Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at December 31, 2012 and 2011.

	2012		2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$40,714	1.25%	$40,924	0.54%
After 1 year through 2 years	9,661	0.87	19,124	2.38
After 2 years through 3 years	3,622	1.34	3,731	1.92
After 3 years through 4 years	6,406	3.45	2,955	1.96
After 4 years through 5 years	2,896	2.14	8,006	3.15
After 5 years	6,022	2.18	7,301	3.37
Index amortizing notes	—	—	4	4.61
Total par amount	69,321	1.52%	82,045	1.59%
Unamortized premiums	69		89
Unamortized discounts	(22)		(35)
Valuation adjustments for hedging activities	906		1,208
Fair value option valuation adjustments	36		43
Total	$70,310		$83,350

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $8,778 at December 31, 2012, and $17,091 at December 31, 2011. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank may enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,233 at December 31, 2012, and $11,541 at December 31, 2011. The combined sold callable swap and callable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.

The Bank's participation in consolidated obligation bonds was as follows:

	2012	2011
Par amount of consolidated obligation bonds:
Non-callable	$60,543	$64,954
Callable	8,778	17,091
Total par amount	$69,321	$82,045

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at December 31, 2012 and 2011, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2012	2011
Within 1 year	$48,712	$51,735
After 1 year through 2 years	9,271	18,954
After 2 years through 3 years	3,547	2,661
After 3 years through 4 years	6,131	1,985
After 4 years through 5 years	1,093	5,761
After 5 years	567	945
Index amortizing notes	—	4
Total par amount	$69,321	$82,045
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2012		2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$5,211	0.15%	$19,159	0.11%
Unamortized discounts	(2)		(7)
Total	$5,209		$19,152
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2012 and 2011, are detailed in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012	2011
Par amount of consolidated obligations:
Bonds:
Fixed rate	$40,823	$59,607
Adjustable rate	26,918	19,688
Step-up	1,345	2,221
Step-down	165	115
Fixed rate that converts to adjustable rate	70	290
Adjustable rate that converts to fixed rate	—	35
Adjustable rate that converts to step-up	—	75
Range bonds	—	10
Index amortizing notes	—	4
Total bonds, par	69,321	82,045
Discount notes, par	5,211	19,159
Total consolidated obligations, par	$74,532	$101,204

Consolidated obligation bonds are structured to meet the Bank's and/or investors' needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting treatment. In addition, for certain consolidated obligation bonds for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 19 – Derivatives and Hedging Activities and Note 20 – Fair Value.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2012 and 2011. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, See Note 20 – Fair Value.

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

If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2012, 2011, or 2010. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2012, 2011, or 2010.

The Bank's total AHP assessments equaled $60, $25, and $46 during 2012, 2011, and 2010, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2012	2011	2010
Balance, beginning of the year	$150	$174	$186
AHP assessments	60	25	46
AHP grant payments	(66)	(49)	(58)
Balance, end of the year	$144	$150	$174

All subsidies were distributed in the form of direct grants in 2012, 2011, and 2010. The Bank had $5 and $5 in outstanding AHP advances at December 31, 2012 and 2011, respectively.

Note 14 — Resolution Funding Corporation Assessments

The FHLBanks were required to make payments to REFCORP from 1990 to 2011. REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank was required to pay 20% of income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their interdependence. Calculation of the AHP assessment is discussed in Note 13 – Affordable Housing Program.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011. During 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement (Agreement), as amended, that requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account at that FHLBank until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. For additional information on the Agreement, see Note 16 – Capital.

Because the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the FHLBanks began allocating 20% of net income to their new restricted retained earnings accounts in the third quarter of 2011. Under the Agreement, these restricted retained earnings will not be available to pay dividends. For more information, see Note 16 – Capital.

Since the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the Bank did not record a REFCORP assessment for the year ended December 31, 2012, and in each of the last two quarters of 2011. The Bank's total REFCORP assessments equaled $17 in 2011 and $100 in 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Changes in the Bank's REFCORP (asset)/liability were as follows:

	2011	2010
Balance, beginning of the year	$37	$25
REFCORP assessments	17	100
REFCORP payments	(54)	(88)
Balance, end of the year	$—	$37

Note 15 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, 2012, 2011, and 2010:

	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2009	$(2)	$—	$(3,575)	$(7)	$(3,584)
Other comprehensive income/(loss)	—	—	641	—	641
Balance, December 31, 2010	(2)	—	(2,934)	(7)	(2,943)
Other comprehensive income/(loss)	2	(1,836)	2,888	(4)	1,050
Balance, December 31, 2011	—	(1,836)	(46)	(11)	(1,893)
Other comprehensive income/(loss)	—	1,088	12	(1)	1,099
Balance, December 31, 2012	$—	$(748)	$(34)	$(12)	$(794)

Note 16 — Capital

Capital Requirements. The Bank issues only one class of capital stock, Class B stock, with a par value of one hundred dollars per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess capital stock at any time. (See “Excess Capital Stock” below for more information.) The capital stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

Under the Housing and Economic Recovery Act of 2008 (Housing Act), the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank's minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock, which is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. Non-permanent capital consists of Class A stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A stock.

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

As of December 31, 2012 and 2011, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2012		2011
	Required	Actual	Required	Actual
Risk-based capital	$4,073	$10,750	$4,915	$12,176
Total regulatory capital	$3,457	$10,750	$4,542	$12,176
Total regulatory capital ratio	4.00%	12.44%	4.00%	10.72%
Leverage capital	$4,321	$16,125	$5,678	$18,264
Leverage ratio	5.00%	18.66%	5.00%	16.08%

In general, the Bank's capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank's Board of Directors and the Finance Agency.

A member's membership capital stock requirement is 1.0% of its membership asset value. The membership capital stock requirement for a member is capped at $25. The Bank may adjust the membership capital stock requirement for all members within a range of 0.5% to 1.5% of a member's membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member's membership asset value is determined by multiplying the amount of the member's membership assets by the applicable membership asset factors. Membership assets are those assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member's indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

A member's activity-based capital stock requirement is the sum of 4.7% of the member's outstanding advances plus 5.0% of any portion of any mortgage loan sold by the member and owned by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within a range of 4.4% to 5.0% of the member's outstanding advances and a range of 5.0% to 5.7% of any portion of any mortgage loan sold by the member and owned by the Bank.

The Gramm-Leach-Bliley Act (GLB Act) established voluntary membership for all members. Any member may withdraw from membership and, subject to certain statutory and regulatory restrictions, have its capital stock redeemed after giving the required notice. Members that withdraw from membership may not reapply for membership for five years, in accordance with Finance Agency rules.

Mandatorily Redeemable Capital Stock. The Bank reclassifies the capital stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

The Bank has a cooperative ownership structure under which members, former members, and certain other nonmembers own the Bank's capital stock. Former members and certain other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the relevant five-year redemption period for capital stock, in accordance with the Bank's capital requirements. Capital stock cannot be purchased or sold except between the Bank and its members (or their successors) at the capital stock's par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal. The Bank will not redeem or repurchase activity-based capital stock as long as the activity remains outstanding, even after the expiration of the five-year redemption period. In both cases, the Bank will only redeem or repurchase capital stock if certain statutory and regulatory conditions are met. In accordance with the Bank's current practice, if activity-based capital stock becomes excess capital stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

The Bank had mandatorily redeemable capital stock totaling $4,343 outstanding to 53 institutions at December 31, 2012, $5,578 outstanding to 53 institutions at December 31, 2011, and $3,749 outstanding to 50 institutions at December 31, 2010. The change in mandatorily redeemable capital stock for the years ended December 31, 2012, 2011, and 2010 was as follows:

	2012	2011	2010
Balance at the beginning of the year	$5,578	$3,749	$4,843
Reclassified from/(to) capital during the year:
Merger with or acquisition by nonmember institution	30	19	4
Withdrawal from membership	3	—	—
Termination of membership(1)	4	3,169	308
Acquired by/transferred to members(2)	—	(500)	(900)
Redemption of mandatorily redeemable capital stock	(43)	(57)	(3)
Repurchase of excess mandatorily redeemable capital stock	(1,229)	(802)	(503)
Balance at the end of the year	$4,343	$5,578	$3,749

(1)
The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another FHLBank in connection with its planned merger with an affiliate outside of the Bank's district.

(2)
During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank's outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009 and the first quarter of 2011, the Bank allowed the transfer of excess capital stock totaling $875 and $500, respectively, from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based capital stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $51, $12, and $16 were recorded as interest expense in 2012, 2011, and 2010, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2012 and 2011.

Contractual Redemption Period	2012	2011
Within 1 year	$847	$49
After 1 year through 2 years	1,003	1,086
After 2 years through 3 years	194	1,288
After 3 years through 4 years	2,263	250
After 4 years through 5 years	36	2,905
Total	$4,343	$5,578

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the relevant five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to fifty cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member's capital stock because following the redemption the member would fail to meet its minimum capital stock requirement), the member is charged a fee equal to one dollar multiplied by the number of shares of capital stock affected. In certain cases the Board of Directors may waive a cancellation fee for bona fide business purposes.

The Bank's capital stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank's obligation or ability to redeem outstanding capital stock, which include the following:

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the applicable methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1,800.

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

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2012 and 2011:

	2012				2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the year	$79	$1,695	$29	$1,803	$148	$1,461	$—	$1,609
Transfers to/(from) restricted retained earnings	(6)	105	99	198	(69)	234	29	194
Balance at the end of the year	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $98 at an annualized rate of 0.97% in 2012 and $34 at an annualized rate of 0.29% in 2011.

On February 21, 2013, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2012 at an annualized dividend rate of 2.30%. The Bank recorded the dividend on February 21, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $51, on or about March 25, 2013.

The Bank will pay the dividend in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock (defined as any

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

capital stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of December 31, 2012, the Bank's excess capital stock totaled $5,452, or 6.31% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess Capital Stock. The Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock at the Bank's discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days' written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder's excess capital stock at the shareholder's request, at the Bank's discretion, subject to certain statutory and regulatory requirements. A shareholder's excess capital stock is defined as any capital stock holdings in excess of the shareholder's minimum capital stock requirement, as established by the Bank's capital plan.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. In order to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not repurchase all excess capital stock, created primarily by declining advances balances, in 2011 and 2012. The Bank maintained its strong regulatory capital position, while repurchasing $2,093 and $1,845 in excess capital stock during 2012 and 2011, respectively.

During 2012 and 2011, the five-year redemption period for $43 and $57, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption dates.

On February 22, 2013, the Bank announced that it plans to repurchase up to $750 in excess capital stock on March 26, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder's total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Excess capital stock totaled $5,452 as of December 31, 2012, and $6,214 as of December 31, 2011.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012		2011
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$2,246	26%	$2,884	28%
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	2,248	26%	2,886	28
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,044	13	1,340	13
JPMorgan Chase Bank, National Association(1)	695	8	893	9
Subtotal JPMorgan Chase & Co.	1,739	21%	2,233	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	909	11	1,183	11
Wells Fargo Financial National Bank	3	—	4	—
Subtotal Wells Fargo & Company	912	11%	1,187	11
Total capital stock ownership over 10%	4,899	58	6,306	61
Others	3,604	42	4,067	39
Total	$8,503	100%	$10,373	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Note 17 — Employee Retirement Plans and Incentive Compensation Plans

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

•
Supplemental Executive Retirement Plan (SERP), a non-qualified unfunded retirement benefit plan available to the Bank's senior officers, which generally provides a service-linked supplemental cash balance annual contribution credit to SERP participants and an annual interest credit of 6% that is in addition to the contributions made to the qualified Cash Balance Plan; and

•
Defined benefit portion of the Deferred Compensation Plan, a non-qualified retirement plan available to eligible Bank officers, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits vest according to the corresponding provisions of the Cash Balance Plan. See below for further discussion on the defined contribution portion of the Deferred Compensation Plan.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2012 and 2011.

	2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the year	$31	$16	$2	$26	$13	$2
Service cost	3	1	—	2	1	—
Interest cost	1	1	—	1	1	—
Employee contributions	—	—	—	—	—	1
Actuarial gain/(loss)	1	1	—	3	1	(1)
Benefits paid	—	(1)	—	(1)	—	—
Benefit obligation, end of the year	$36	$18	$2	$31	$16	$2
Change in plan assets
Fair value of plan assets, beginning of the year	$24	$—	$—	$23	$—	$—
Actual return on plan assets	3	—	—	—	—	—
Employer contributions	5	1	—	2	—	—
Benefits paid	—	(1)	—	(1)	—	—
Fair value of plan assets, end of the year	$32	$—	$—	$24	$—	$—
Funded status at the end of the year	$(4)	$(18)	$(2)	$(7)	$(16)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2012 and 2011, consist of:

	2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	$(4)	$(18)	$(2)	$(7)	$(16)	$(2)

Amounts recognized in AOCI at December 31, 2012 and 2011, consist of:

	2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$10	$3	$(1)	$11	$3	$(2)
Transition obligation	—	—	—	—	—	1
AOCI	$10	$3	$(1)	$11	$3	$(1)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$36	$18	$2	$31	$16	$2
Accumulated benefit obligation	34	17	2	29	15	2
Fair value of plan assets	32	—	—	24	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2012, 2011, and 2010, were as follows:

	2012			2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$1	$—	$2	$1	$—	$2	$1	$—
Interest cost	1	1	—	1	1	—	1	—	—
Expected return on plan assets	(2)	—	—	(2)	—	—	(1)	—	—
Amortization of net loss/(gain)	1	—	—	—	—	—	—	—	—
Net periodic benefit cost	3	2	—	1	2	—	2	1	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	(1)	—	—	4	2	(1)	1	—	—
Total recognized in other comprehensive income	(1)	—	—	4	2	(1)	1	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$2	$2	$—	$5	$4	$(1)	$3	$1	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Estimated net gain/(loss)	$1	$—	$—

Weighted average assumptions used to determine the benefit obligations at December 31, 2012 and 2011, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2012			2011
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.25%	3.25%	3.75%	4.00%	4.00%	4.25%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	4.00	4.00	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2012, 2011, and 2010, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2012			2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	4.00%	4.00%	4.25%	5.00%	5.00%	5.50%	5.75%	5.75%	5.85%
Rate of salary increase	4.00	4.00	—	4.00	4.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2012 and 2011, by asset category. See Note 20 – Fair Value for further information regarding the three levels of fair value measurement.

	2012				2011
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$—	$—	$—	$—
Equity mutual funds	18	—	—	18	14	—	—	14
Fixed income mutual funds	11	—	—	11	9	—	—	9
Real estate mutual funds	1	—	—	1	—	—	—	—
Other mutual funds	1	—	—	1	1	—	—	1
Total	$32	$—	$—	$32	$24	$—	$—	$24

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix range of 50% to 70% equity and 30% to 50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a regular basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2012 and 2011, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2012	2011
Cash and cash equivalents	4%	2%
Equity mutual funds	58	56
Fixed income mutual funds	34	38
Real estate mutual funds	2	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $5 in 2012 and expects to contribute $2 in 2013 to the Cash Balance Plan. The Bank contributed $1 in 2012 and expects to contribute an immaterial amount to the non-qualified defined benefit plans and postretirement health plan in 2013.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
2013	$2	$—	$—
2014	2	6	—
2015	3	—	—
2016	2	2	—
2017	3	1	—
2018 – 2022	19	10	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings 401(k) Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2012, 2011, and 2010, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2012, 2011, and 2010, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers and directors. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2012, 2011, and 2010, was $25, $22, and $22, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $12 and $11 for incentive compensation at December 31, 2012 and 2011, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 18 — Segment Information

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
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2012, 2011, and 2010.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
2012	$274	$512	$786	$(104)	$(10)	$51	$849	$(164)	$134	$551
2011	335	555	890	(118)	(33)	12	1,029	(645)	126	258
2010	494	564	1,058	(91)	(161)	16	1,294	(604)	145	545

(1)	Does not include credit-related OTTI charges of $44, $413, and $331 for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank's Retained Earnings and Dividend Policy.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2012, 2011, and 2010.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2012	$62,306	$24,115	$86,421
2011	88,302	25,250	113,552
2010	128,424	23,999	152,423

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 19 — Derivatives and Hedging Activities

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $430 at December 31, 2012, and $810 at December 31, 2011. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2012, and December 31, 2011, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2012, 2011, or 2010.

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

Anticipated Debt Issuance – The Bank may enter into interest rate swaps for anticipated issuances of fixed rate bonds to hedge the cost of funding. These hedges are designated and accounted for as cash flow hedges. The interest rate swap is terminated upon issuance of the fixed rate bond, with the effective portion of the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

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

The notional amount of an interest rate exchange agreement serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The Bank had notional amounts outstanding of $90,416 and $129,576 at December 31, 2012 and 2011, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivatives instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	2012	2011
Total net exposure at fair value(1)	$619	$914
Cash collateral held	90	514
Net exposure after cash collateral	529	400
Securities collateral held at fair value	525	381
Net exposure after collateral	$4	$19

(1)	Includes net accrued interest receivable of $77 and $86 as of December 31, 2012 and 2011, respectively.

The Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. Certain of these derivatives agreements provide that, if the Bank's debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank; if this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivatives instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2012, was $42, for which the Bank had posted collateral with a fair value of $23 in the normal course of business. If the Bank's credit rating at December 31, 2012, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $6 of collateral (at fair value) to its derivatives counterparties at December 31, 2012.

The following table summarizes the fair value of derivatives instruments without the effect of netting arrangements or collateral as of December 31, 2012 and 2011. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012			2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,634	$941	$286	$56,355	$1,241	$309
Total	30,634	941	286	56,355	1,241	309
Derivatives not designated as hedging instruments:
Interest rate swaps	59,211	264	338	72,245	366	492
Interest rate caps, floors, corridors, and/or collars	571	1	6	976	4	11
Total	59,782	265	344	73,221	370	503
Total derivatives before netting and collateral adjustments	$90,416	1,206	630	$129,576	1,611	812
Netting adjustments by counterparty		(587)	(587)		(697)	(697)
Cash collateral and related accrued interest		(90)	(20)		(514)	(42)
Total collateral and netting adjustments(1)		(677)	(607)		(1,211)	(739)
Total derivative assets and total derivative liabilities		$529	$23		$400	$73

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(19)	$(31)	$1
Total net loss related to fair value hedge ineffectiveness	(19)	(31)	1
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(73)	(192)	(8)
Interest rate caps, floors, corridors, and/or collars	1	—	—
Net interest settlements	(10)	(33)	(161)
Total net loss related to derivatives not designated as hedging instruments	(82)	(225)	(169)
Net loss on derivatives and hedging activities	$(101)	$(256)	$(168)
The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the years ended December 31, 2012, 2011, and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2012:
Advances	$(32)	$32	$—	$(143)
Consolidated obligation bonds	(259)	240	(19)	519
Total	$(291)	$272	$(19)	$376
Year ended December 31, 2011:
Advances	$21	$(19)	$2	$(260)
Consolidated obligation bonds	(372)	339	(33)	1,092
Total	$(351)	$320	$(31)	$832
Year ended December 31, 2010:
Advances	$159	$(160)	$(1)	$(547)
Consolidated obligation bonds	(480)	482	2	1,733
Total	$(321)	$322	$1	$1,186

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the years ended December 31, 2012 and 2011, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2012, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 20 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2012 and 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank's financial instruments at December 31, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$104	$104	$104	$—	$—	$—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	10,857	10,857	—	10,857	—	—
Trading securities	3,191	3,191	—	3,191	—	—
Available-for-sale securities	7,604	7,604	—	—	7,604	—
Held-to-maturity securities	17,376	17,584	—	14,338	3,246	—
Advances	43,750	43,919	—	43,919	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,289	1,368	—	1,368	—	—
Accrued interest receivable	101	101	—	101	—	—
Derivative assets, net(1)	529	529	—	1,206	—	(677)
Liabilities
Deposits	227	227	—	227	—	—
Consolidated obligations:
Bonds	70,310	70,577	—	70,577	—	—
Discount notes	5,209	5,210	—	5,210	—	—
Total consolidated obligations	75,519	75,787	—	75,787	—	—
Mandatorily redeemable capital stock	4,343	4,343	4,343	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities, net(1)	23	23	—	630	—	(607)
Other
Standby letters of credit	13	13	—	13	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,494	$3,494
Federal funds sold	5,366	5,366
Trading securities	2,808	2,808
Available-for-sale securities	9,613	9,613
Held-to-maturity securities	21,581	21,414
Advances	68,164	68,584
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,829	1,976
Accrued interest receivable	180	180
Derivative assets, net(1)	400	400
Liabilities
Deposits	156	156
Consolidated obligations:
Bonds	83,350	83,878
Discount notes	19,152	19,155
Total consolidated obligations	102,502	103,033
Mandatorily redeemable capital stock	5,578	5,578
Accrued interest payable	241	241
Derivative liabilities, net(1)	73	73
Other
Standby letters of credit	6	6

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2012:

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

Summary of Valuation Methodologies and Primary Inputs.

Cash and Due from Banks – The estimated fair value equals the carrying value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell – The estimated fair value of overnight Federal funds sold and securities purchased under agreements to resell approximates the carrying value. The estimated fair value of term Federal funds sold and term securities purchased under agreements to resell has been determined by calculating the present value of expected cash flows for the instruments and reducing the amount for accrued interest receivable. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Investment Securities – Commercial Paper and Interest-Bearing Deposits – The estimated fair values of these investments are determined by calculating the present value of expected cash flows and reducing the amount for accrued interest receivable, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

In January 2013, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors' pricing processes, methodologies, and control procedures.

The Bank's valuation technique for estimating the fair values of its MBS first requires the establishment of a “median” vendor price for each security. If four vendor prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value) subject to additional validation. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of December 31, 2012, for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared the implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2012, four vendor prices were received for most of the Bank's MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as level 3 within the fair value hierarchy.

Investment Securities – FFCB bonds, TLGP securities, and Housing Finance Agency Bonds – The Bank estimates the fair values of these securities using the same methodology as described above for Investment Securities – MBS.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as calculating the present value of future cash flows and reducing the amount for accrued interest receivable).

The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. The Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees. In addition, the Bank did not adjust its fair value measurement of advances for creditworthiness primarily because advances were fully collateralized.

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency mortgage loan commitment rates adjusted for differences in coupon,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

average loan rate, seasoning, and cash flow remittance between the Bank's mortgage loans and the referenced mortgage loans. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Loans to Other FHLBanks – Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

Accrued Interest Receivable and Payable – The estimated fair value approximates the carrying value of accrued interest receivable and accrued interest payable.

Derivative Assets and Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use market-observable inputs, such as the overnight index swap (OIS) curve; volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew) adjusted for counterparty credit risk, as necessary; and prepayment assumptions. Effective December 31, 2012, the Bank refined its method for estimating the fair values of its derivatives by using the OIS curve to discount the cash flows of its derivatives to determine fair value, instead of using the LIBOR swap curve, which was used in prior periods.

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

Deposits and Other Borrowings – The fair value of deposits is generally equal to the carrying value of the deposits because the deposits are primarily overnight deposits or due on demand. The Bank determines the fair values of term deposits and other borrowings by calculating the present value of expected future cash flows from the deposits and reducing the amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance. The Office of Finance constructs the CO Curve using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

relationships, and market activity for similar liabilities such as recent GSE trades, or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew).

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

Mandatorily Redeemable Capital Stock – The estimated fair value of capital stock subject to mandatory redemption is generally at par value as indicated by contemporaneous purchases, redemptions, and repurchases at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared capital stock dividend. The Bank's capital stock can only be acquired by members at par value and redeemed or repurchased at par value, subject to statutory and regulatory requirements. The Bank's capital stock is not traded, and no market mechanism exists for the exchange of Bank capital stock outside the cooperative ownership structure.

Commitments – The estimated fair value of the Bank's commitments to extend credit was de minimis at December 31, 2012 and 2011. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

Subjectivity of Estimates Related to Fair Values of Financial Instruments. Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates.

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2012 and 2011, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,175	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,191	—	—	3,191
Available-for-sale securities:
PLRMBS	—	—	7,604	—	7,604
Total available-for-sale securities	—	—	7,604	—	7,604
Advances(2)	—	7,401	—	—	7,401
Derivative assets, net: interest rate-related	—	1,206	—	(677)	529
Total recurring fair value measurements – Assets	$—	$11,798	$7,604	$(677)	$18,725
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$27,884	$—	$—	$27,884
Derivative liabilities, net: interest rate-related	—	630	—	(607)	23
Total recurring fair value measurements – Liabilities	$—	$28,514	$—	$(607)	$27,907
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

December 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,867	$—	$—	$1,867
TLGP securities	—	923	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	1	—	—	1
Total trading securities	—	2,808	—	—	2,808
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,687	—	7,687
Total available-for-sale securities	—	1,926	7,687	—	9,613
Advances(2)	—	8,728	—	—	8,728
Derivative assets, net: interest rate-related	—	1,611	—	(1,211)	400
Total recurring fair value measurements – Assets	$—	$15,073	$7,687	$(1,211)	$21,549
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$15,712	$—	$—	$15,712
Derivative liabilities, net: interest rate-related	—	812	—	(739)	73
Total recurring fair value measurements – Liabilities	$—	$16,524	$—	$(739)	$15,785
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)
Includes $7,390 and $8,684 of advances recorded under the fair value option at December 31, 2012 and 2011, respectively, and $11 and $44 of advances recorded at fair value at December 31, 2012 and 2011, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $27,884 and $15,712 of consolidated obligation bonds recorded under the fair value option at December 31, 2012 and 2011, respectively. There were no consolidated obligation bonds recorded at fair value at December 31, 2012 and 2011, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. The Bank had no available-for-sale PLRMBS measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010.

	2012	2011
Balance, beginning of the year	$7,687	$—
Total gain/(loss) realized and unrealized included in:
Interest income	(11)	—
Net OTTI loss, credit-related	(44)	(252)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	1,117	835
Settlements	(1,285)	(836)
Transfers of held-to-maturity to available-for-sale securities	140	7,940
Balance, end of the year	$7,604	$7,687
Total amount of gain/(loss) for the year included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the year	$(55)	$(252)

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

The Bank elected the fair value option for certain financial instruments as follows:

•	Adjustable rate advances with embedded options

•	Callable fixed rate advances

•	Putable fixed rate advances

•	Putable fixed rate advances with embedded options

•	Fixed rate advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

•	Adjustable rate advances indexed to non-LIBOR indices such as the Prime Rate, U.S. Treasury Bill, and Federal funds effective rate

•	Adjustable rate consolidated obligation bonds indexed to non-LIBOR indices such as the Prime Rate, U.S. Treasury Bill, and Federal funds effective rate

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the year	$8,684	$15,712	$10,490	$20,872	$21,616	$37,022
New transactions elected for fair value option	862	25,925	2,045	16,668	3,594	24,894
Maturities and terminations	(2,127)	(13,745)	(4,023)	(21,982)	(14,505)	(40,987)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(22)	(7)	184	159	(164)	(51)
Change in accrued interest	(7)	(1)	(12)	(5)	(51)	(6)
Balance, end of the year	$7,390	$27,884	$8,684	$15,712	$10,490	$20,872

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for changes in credit risk were necessary for the years ended December 31, 2012, 2011, and 2010.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2012 and 2011:

	At December 31, 2012			At December 31, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,102	$7,390	$288	$8,258	$8,684	$426
Consolidated obligation bonds	27,848	27,884	36	15,669	15,712	43

(1)	At December 31, 2012 and 2011, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 21 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $687,902 at December 31, 2012, and $691,868 at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $74,532 at December 31, 2012, and $101,204 at December 31, 2011.

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

Off-balance sheet commitments as of December 31, 2012 and 2011, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012			2011
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,010	$2,409	$3,419	$4,227	$1,087	$5,314
Commitments to fund additional advances(1)	20	1	21	100	2	102
Unsettled consolidated obligation bonds, par(2)	635	—	635	200	—	200
Interest rate exchange agreements, traded but not yet settled(3)	916	—	916	705	—	705

(1)	At December 31, 2012 and 2011, $16 and $100, respectively, of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At December 31, 2012 and 2011, $500 and $200, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)	At December 31, 2012, $400 of the unsettled investments were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary's drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit range from 107 days to 10 years, including a final expiration in 2022. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $13 at December 31, 2012, and $6 at December 31, 2011. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2012 and 2011.

Commitments to fund additional advances totaled $21 and $102 at December 31, 2012 and 2011. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2012 and 2011. The estimated fair value of advance commitments was de minimis to the balance sheet as of December 31, 2012 and 2011.

Commitments to participate in the issuance of consolidated obligations totaled $635 and $200 at December 31, 2012 and 2011. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of December 31, 2012 and 2011.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of December 31, 2012, the Bank had pledged total collateral of $23, including securities with a carrying value of $2, all of which could be sold or repledged, and cash of $21 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2011, the Bank had pledged total collateral of $82, including securities with a carrying value of $33, all of which could be sold or repledged, and cash of $49 to counterparties that had market risk exposure to the Bank related to derivatives.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank charged operating expenses for net rental costs of approximately $5, $5, and $5 for the years ended December 31, 2012, 2011, and 2010, respectively. Future minimum rentals at December 31, 2012, were as follows:

Year	Future Minimum Rentals
2013	$4
2014	4
2015	4
2016	4
2017	4
Thereafter	8
Total	$28

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

Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 8 – Advances, Note 9 – Mortgage Loans Held for Portfolio, Note 12 – Consolidated Obligations, Note 13 – Affordable Housing Program, Note 14 – Resolution Funding Corporation Assessments, Note 16 – Capital, Note 17 – Employee Retirement Plans and Incentive Compensation Plans, and Note 19 – Derivatives and Hedging Activities.

Note 22 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank's capital requirements (see Note 16 – Capital for further information).

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

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper, and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit and the Bank's advances price levels. As an additional service to its members, the Bank may enter into offsetting interest rate exchange

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. These transactions are executed at market rates.

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The tables include securities transactions where certain members, nonmembers, and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP or Community Investment Cash Advance (CICA) grants. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP or CICA grants provided to, the affiliates of certain members and nonmembers are in the ordinary course of the Bank's business.

	December 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$1	$1
Investments(1)	3,929	1,367
Advances	20,787	36,689
Mortgage loans held for portfolio	1,074	1,454
Accrued interest receivable	32	33
Other assets	10	—
Derivative assets, net	362	522
Total Assets	$26,195	$40,066
Liabilities:
Deposits	$31	$527
Mandatorily redeemable capital stock	3,850	4,960
Derivative liabilities, net	15	3
Total Liabilities	$3,896	$5,490
Notional amount of derivatives	$16,863	$31,033
Standby letters of credit	255	2,736

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	For the Years Ended December 31,
	2012	2011	2010
Interest Income:
Investments(1)	$38	$53	$88
Advances(2)	174	185	485
Mortgage loans held for portfolio	63	82	108
Total Interest Income	$275	$320	$681
Interest Expense:
Deposits	$—	$—	$1
Mandatorily redeemable capital stock	45	10	14
Consolidated obligations(2)	(217)	(414)	(636)
Total Interest Expense	$(172)	$(404)	$(621)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(159)	$(217)	$(167)
Other income	1	3	4
Total Other Income/(Loss)	$(158)	$(214)	$(163)

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

The FHLBank Act also requires the Bank to establish a Community Investment Program (CIP) and authorizes the Bank to offer additional CICA programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances or standby letters of credit to members for community lending and economic development projects. Only Bank members may submit applications for CICA subsidies. All CICA subsidies are made in the normal course of business.

In instances where an AHP or CICA transaction involves a member (or its affiliate) that owns more than 10% of the Bank's capital stock, a member with an officer or director who is a director of the Bank, or an entity with an officer, director, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other transactions and the regulations governing the operations of the relevant program.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements.

Note 23 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2012, 2011, and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2012	2011	2010
Professional and contract services	$31	$27	$32
Travel	2	2	2
Occupancy	5	5	5
Equipment	10	8	9
Other	4	4	4
Total	$52	$46	$52

Note 24 — Subsequent Events

The Bank evaluated events subsequent to December 31, 2012, until the time of the Form 10-K filing with the Securities and Exchange Commission, and no material subsequent events were identified.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2012 and 2011, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Interest income	$334	$371	$372	$417
Interest expense	163	152	156	175
Net interest income	171	219	216	242
Provision for/(reversal of) credit losses on mortgage loans	—	—	(2)	1
Other income/(loss)	(28)	(34)	(82)	(20)
Other expense	35	33	34	32
Assessments	14	15	11	20
Net income/(loss)	$94	$137	$91	$169
Dividends declared per share	$0.63	$0.12	$0.13	$0.12
Annualized dividend rate	2.51%	0.47%	0.51%	0.48%

	Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Interest income	$422	$444	$459	$461
Interest expense	177	176	195	205
Net interest income	245	268	264	256
Provision for/(reversal of) credit losses on mortgage loans	1	—	3	—
Other income/(loss)	(87)	(197)	(219)	(142)
Other expense	33	31	30	32
Assessments	13	4	3	22
Net income/(loss)	$111	$36	$9	$60
Dividends declared per share	$0.08	$0.07	$0.08	$0.07
Annualized dividend rate	0.30%	0.26%	0.31%	0.29%

Investments

Supplementary financial data on the carrying values of the Bank's investments as of December 31, 2012, 2011, and 2010, are included in the tables below.

(In millions)	2012	2011	2010
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$3,175	$1,867	$2,366
Other bonds, notes, and debentures:
TLGP securities	—	923	128
MBS:
Other U.S. obligations – Ginnie Mae	16	17	20
GSEs – Fannie Mae	—	1	5
Total trading securities	3,191	2,808	2,519
Available-for-sale securities:
Other bonds, notes, and debentures:
TLGP securities	—	1,926	1,927
MBS:
PLRMBS	7,604	7,687	—
Total available-for-sale securities	7,604	9,613	1,927
Held-to-maturity securities:
Interest-bearing deposits	1,739	3,539	6,834
States and political subdivisions:
Housing finance agency bonds	535	646	743
Other bonds, notes, and debentures:
Commercial paper	—	1,800	2,500
TLGP securities	—	—	301
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	340	217	33
GSEs:
Freddie Mac	4,828	3,374	2,326
Fannie Mae	7,020	8,314	5,922
PLRMBS	2,914	3,691	13,165
Total held-to-maturity securities	17,376	21,581	31,824
Total securities	28,171	34,002	36,270
Securities purchased under agreements to resell	1,500	—	—
Federal funds sold	10,857	5,366	16,312
Total investments	$40,528	$39,368	$52,582

As of December 31, 2012, the Bank's investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$234	$2,941	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	13	16
Total trading securities	234	2,941	3	13	3,191
Yield on trading securities	0.27%	0.23%	1.73%	1.75%	0.24%
Available-for-sale securities:
MBS:
PLRMBS	—	—	—	7,604	7,604
Total available-for-sale securities	—	—	—	7,604	7,604
Yield on available-for-sale securities	—%	—%	—%	3.57%	3.57%
Held-to-maturity securities:
Interest-bearing deposits	1,739	—	—	—	1,739
States and political subdivisions:
Housing finance agency bonds	—	18	46	471	535
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	337	340
GSEs:
Freddie Mac	—	—	13	4,815	4,828
Fannie Mae	—	1	125	6,894	7,020
PLRMBS	—	4	—	2,910	2,914
Total held-to-maturity securities	1,739	23	187	15,427	17,376
Yield on held-to-maturity securities	0.21%	1.35%	3.64%	2.66%	2.42%
Total securities	1,973	2,964	190	23,044	28,171
Yield on total securities	0.21%	0.24%	3.62%	2.98%	2.51%
Securities purchased under agreements to resell	1,500	—	—	—	1,500
Federal funds sold	10,857	—	—	—	10,857
Total investments	$14,330	$2,964	$190	$23,044	$40,528

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2012	2011	2010	2009	2008
30 - 59 days delinquent	$18	$24	$26	$29	$29
60 - 89 days delinquent	7	9	8	10	5
90 days or more delinquent	32	31	29	22	9
Total past due	57	64	63	61	43
Total current loans	1,239	1,777	2,337	2,996	3,680
Total mortgage loans	$1,296	$1,841	$2,400	$3,057	$3,723
In process of foreclosure, included above(1)	$19	$20	$17	$9	$4
Nonaccrual loans	$32	$31	$29	$22	$9
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	4.40%	3.48%	2.61%	1.99%	1.17%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	2.46%	1.70%	1.19%	0.70%	0.25%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure. The ratio increased primarily because of the decline in the unpaid principal balance of the Bank's mortgage loans.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2012		2011	2010	2009	2008
Balance, beginning of the year	$6		$3	$2	$1	$1
Chargeoffs – transferred to REO	(2)		(1)	(1)	—	—
Provision for/(recovery of) credit losses	(1)		4	2	1	—
Balance, end of the year	$3	1	$6	$3	$2	$1
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.08)%		(0.07)%	(0.05)%	(0.01)%	—%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2012	2011	2010	2009	2008
Interest contractually due on nonaccrual loans during the year	$2	$2	$1	$1	$—
Interest recognized in income for nonaccrual loans during the year	—	—	—	—	—
Shortfall	$2	$2	$1	$1	$—

Geographic Concentration of Mortgage Loans(1)

	December 31, 2012	December 31, 2011
California	36.77%	36.20%
New York	7.34	7.09
Illinois	6.82	6.78
Massachusetts	4.52	4.58
New Jersey	4.23	4.25
All others(2)	40.32	41.10
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 3.83% of the portfolio at December 31, 2012 and 2011.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2012, 2011, and 2010:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Outstanding at end of the year	$5,209	$19,152	$19,527	$14,770	$8,935	$17,111
Weighted average rate at end of the year	0.15%	0.11%	0.21%	0.19%	0.19%	0.31%
Daily average outstanding for the year	$16,184	$19,272	$17,704	$13,175	$16,444	$19,018
Weighted average rate for the year	0.13%	0.18%	0.23%	0.19%	0.26%	0.38%
Highest outstanding at any monthend	$23,664	$22,951	$25,773	$15,285	$19,871	$26,950

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the three months ended December 31, 2012, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting. For management's assessment of the Bank's internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management's Report on Internal Control Over Financial Reporting.”

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

The Bank's management also relies on the operation of the joint and several liability regulation. The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding or on any other basis.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2013, one is allocated to Arizona, six are allocated to California, and one is allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency has designated six nonmember independent director positions for 2013, two of which are public interest director positions.

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

Each member director must be a citizen of the United States and must be an officer or director of a member of the Bank (located in the state to which the director position has been allocated) that meets all minimum capital requirements established by the member's appropriate Federal banking agency or appropriate state regulator. There are no other eligibility or qualification requirements in the FHLBank Act or the regulations governing the Federal Home Loan Banks (FHLBanks) for member directors. Each nonmember independent director must be a United States citizen and must maintain a principal residence in a state in the Bank's district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. Each nonmember independent director who serves as a public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each nonmember independent director other than a public interest director must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

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

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2013) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
John F. Luikart, Chairman(1)(8)	63	2007	2013
Douglas H. (Tad) Lowrey, Vice Chairman(2)(8)	60	2006	2013
Craig G. Blunden(2)(6)(8)	65	2012	2015
Reginald Chen(3)(7)	52	2012	2013
Melinda Guzman(1)(6)(8)(9)	49	2009	2016
Richard A. Heldebrant(2)(6)	60	2013	2016
W. Douglas Hile(4)(6)(7)(8)(9)	60	2007	2014
Simone Lagomarsino(2)(6)	51	2013	2016
Kevin Murray(1)	52	2008	2015
Robert F. Nielsen(1)(7)(9)	66	2009	2016
John F. Robinson(2)	66	2011	2014
Scott C. Syphax(1)	49	2002	2014
Kenneth A. Vecchione(5)(7)(9)	58	2012	2015
John T. Wasley(1)(7)(9)	51	2007	2013

(1)
Elected as a nonmember independent director by the Bank members eligible to vote. Ms. Guzman also served as an appointive director from April 19, 2007, to December 31, 2008. Mr. Nielsen also served as an appointive director from April 19, 2007, to December 31, 2008, and from 1999 to 2001. Mr. Wasley also served as an appointive director from 2003 to 2005. With the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act) on July 30, 2008, the director positions previously appointed by the Federal Housing Finance Board (appointive director positions) became known as nonmember independent director positions, and the method for filling these positions was changed to election by the Bank members eligible to vote.

(2)
Elected by the Bank's California members eligible to vote. Mr. Lowrey also served as a California director from January 1, 1996, to September 11, 1998, and from July 23, 1999, to December 31, 2003. Mr. Blunden also served as a California director from January 28, 1999, to December 31, 2006.

Mr. Robinson also served as a California director from January 1, 2004, to September 11, 2005, and as a Nevada director from January 25, 2007, to October 9, 2008.

(3)	Mr. Chen was selected by the Board to fill a vacant California director position effective November 30, 2012. Mr. Chen also served as a Nevada director from January 9, 2007, to June 28, 2011.

(4)	Declared elected by the Board as an Arizona director.

(5)	Elected by the Bank's Nevada members eligible to vote.

(6)	Member of the Audit Committee in 2013.

(7)	Member of the EEO-Personnel-Compensation Committee in 2013.

(8)	Member of the Audit Committee in 2012. Former director J. Benson Porter served on the Audit Committee in 2012.

(9)	Member of the EEO-Personnel-Compensation Committee in 2012. Former director Paul R. Ackerman served on the EEO-Personnel-Compensation Committee in 2012.

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

John F. Luikart, Chairman

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He is also a trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004. He was senior advisor to the CEO of Red Capital Group from July 2011 to July 2012 and was chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's current position as the principal executive officer of an investment and financial advisory firm, his previous positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank's Board.

Douglas H. (Tad) Lowrey, Vice Chairman

Douglas H. (Tad) Lowrey has been chairman and chief executive officer of CapitalSource Bank, Los Angeles, California, since October 2012 and July 2008, respectively. Mr. Lowrey served as president of CapitalSource Bank from its formation in July 2008 to October 2012. Prior to that, he was chairman of Wedbush Bank, a federally chartered savings bank, from its inception in February 2008 to July 2008, and he was executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for several savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1996 to 1998 and from 1999 to 2003 and was its vice chairman in 2003. Mr. Lowrey's current position as the principal executive officer of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members or other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

Craig G. Blunden

Craig G. Blunden has been chairman and chief executive officer of Provident Savings Bank and Provident Financial Holdings, Inc., since 1991 and 1996, respectively. Mr. Blunden served as president of Provident Savings Bank and Provident Financial Holdings, Inc., from 1991 to June 2011 and from 1996 to June 2011, respectively. He previously served on the Bank's Board from 1999 to 2006. He is currently on the board of directors of the California Bankers Association. Mr. Blunden is a past chairman of the Western League of Savings Institutions and served on the Thrift Institutions Advisory Council of the Federal Reserve System for two years. Mr. Blunden's current position as the principal executive officer of a Bank member and its holding company and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Blunden's qualifications to serve on the Bank's Board.

Reginald Chen

Reginald Chen has been vice president of Banamex USA, Century City, California, since February 2013. Mr. Chen was a director of Banamex USA from July 2011 to February 2013. He has also been managing director of Citibank, N.A., Sioux Falls, South Dakota, since December 2009, serving as the business treasurer supporting Citigroup's Citi Holdings businesses, and the legal vehicle treasurer for Citicorp Trust Bank, fsb, having held the latter role since October 2005. Previously, he was vice president of Citibank, N.A., from October 2005 to November 2009, serving as the business treasurer supporting Citigroup's global retail banking businesses from July 2008 to November 2009, the treasurer of Citigroup's consumer lending group from October 2005 to June 2008, and the treasurer of Citigroup's Citibanking North America from May 1999 to September 2005. Mr. Chen previously served on the Bank's Board of Directors from January 9, 2007, to June 28, 2011. Mr. Chen's position as an officer and former director of a Bank member, an officer of other financial institutions, and his involvement in and knowledge of finance, accounting, internal controls, and financial management and his experience in derivatives and capital markets, as indicated by his background, support Mr. Chen's qualifications to serve on the Bank's Board.

Melinda Guzman

Melinda Guzman has been a partner with Goldsberry, Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plan & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. She previously served on the Bank's Board of Directors from April 2007 through December 2008. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank's Board.

Richard A. Heldebrant

Richard A. Heldebrant has been president and chief executive officer of Star One Credit Union, Sunnyvale, California, since 1997. Prior to that, Mr. Heldebrant held several executive and senior officer positions at credit unions for 16 years. He served on the board of Western Corporate Federal Credit Union from 1994 to 1997. Mr. Heldebrant's current position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Heldebrant's qualifications to serve on the Bank's Board.

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

Simone Lagomarsino

Simone Lagomarsino has been president and chief executive officer of Heritage Oaks Bank and Heritage Oaks Bancorp, Paso Robles, California, since September 2011. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. Ms. Lagomarsino is a financial services professional, with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous positions as chief executive officer or chief financial officer of Bank members or other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

Kevin Murray

Kevin Murray has been a principal in The Murray Group, a legal and consulting firm, since its founding in December 2006. Since May 2011, Mr. Murray has served as the president and chief executive officer of the Weingart Center Association. Mr. Murray was senior vice president of the William Morris Agency, Beverly Hills, California, from January 2007 to June 2009, working primarily in the company's corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State Legislature, Mr. Murray practiced law. Mr. Murray's involvement in legislative matters relating to, among other things, the banking and insurance industries, his experience in law and corporate governance practices, and his management skills, as indicated by his background, support Mr. Murray's qualifications to serve on the Bank's Board.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and was its chairman in 2011. He is also a member and past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank's Board of Directors from 1999 to 2001 and from April 2007 through December 2008. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a former nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable housing rental properties) support Mr. Nielsen's qualifications to serve as a public interest director on the Bank's Board. Mr. Nielsen is a principal shareholder and president of IDN1 Inc., which was created to invest in a multifamily tax credit property in Reno, Nevada. This property is owned by Northwest Partners, L.P., whose general partners are Santorini Corp., IDN1 Inc., and Sixcorp (owned by Community Services Agency Development Corporation, a

nonprofit corporation under Internal Revenue Code Section 501(c)(3)). Northwest Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on November 17, 2011. Mr. Nielsen is also a managing member of Karen Partners, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit property in Las Vegas, Nevada. This property is owned by Karen Partners, L.P., whose general partners are Karen Partners, LLC, and Community Services Agency Development Corporation. Karen Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2011. On November 26, 2012, the automatic stay was rescinded, and this property was foreclosed upon on December 19, 2012. Mr. Nielsen is also a manager of Ridge Seniors, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit program in Henderson, Nevada. This property is owned by Ridge Partners L.P., whose general partners are Ridge Seniors, LLC, and Silver Sage Manor, Inc. On March 15, 2012, Ridge Partners L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Nielsen is also principal shareholder and president of SUP III, Inc., which is a general partner in a multifamily tax credit property in Las Vegas, Nevada. This property is owned by East Freemont II L.P., whose general partners are SUP III, Inc., and SPE 2, LLC. East Freemont II L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on June 21, 2012.

John F. Robinson

John F. Robinson has been a director of Silicon Valley Bank, Santa Clara, California, and its holding company, SVB Financial Group, since July 2010. From 2002 to 2008, he was executive vice president of Washington Mutual Bank. From 1987 to 2002, he served in several senior bank regulatory roles, including Deputy Comptroller of the Currency for the Western District and Assistant Director for Policy and Western Region Director for the Office of Thrift Supervision. Mr. Robinson previously served on the Bank's Board of Directors from 2004 to 2005 and 2007 to 2008. Since 2002, he has been a member of the national board and executive board for Operation HOPE, an international nonprofit organization focused on financial literacy and empowerment. Mr. Robinson's current position as the director of a Bank member, previous positions as an executive officer of a Bank member and a senior bank regulator, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Robinson's qualifications to serve on the Bank's Board.

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

Kenneth A. Vecchione

Kenneth A. Vecchione has been vice chairman of Bank of Nevada since October 2010, and director of its holding company, Western Alliance Bancorporation, since October 2007. He has also been president and chief operating officer of the holding company since April 2010. From November 2007 to March 2010, Mr. Vecchione was the chief financial officer of Apollo Global Management, a global alternative asset manager. Prior to that, he served as the vice chairman and chief financial officer of MBNA Corporation and its subsidiary, MBNA America Bank N.A. He has also served as chief financial officer at AT&T Universal Card, First Data Corp Merchant Group, and Citicorp Credit Card Services. Mr. Vecchione also served as a director of Affinion Group, a marketing solutions company, from 2006 through 2010. Mr. Vecchione currently serves as a director of International Securities Exchange, LLC, a U.S. options exchange registered with the SEC. Mr. Vecchione's current position as vice chairman of a Bank member and as a director, president, and chief operating officer of its holding company; his previous service on the board and as principal financial officer of other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Vecchione's qualifications to serve on the Bank's Board.

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

Executive Officers

Dean Schultz

Dean Schultz, 66, has been president and chief executive officer since April 1991. Mr. Schultz is vice chairman of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the FHLBanks. He is also a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 53, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 51, has been senior vice president and chief information officer since May 2011. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Gregory P. Fontenot

Gregory P. Fontenot, 54, has been senior vice president and director of human resources and facilities management since October 2011. Previously, he was senior vice president and director of human resources from January 2006 to October 2011. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 53, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 61, has been senior vice president, chief capital markets officer, since August 2011. Previously, Mr. Honda was the senior vice president and chief financial officer from 1994 to August 2011. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 60, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens served as senior vice president, credit and collateral risk management, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision, chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision, vice president and supervisory agent with the Bank, and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 60, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 51, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 60, has been senior vice president, sales and marketing, since August 2011. Previously, Ms. Remch was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 54, joined the Bank in May 2009 as senior vice president, chief credit and collateral risk management officer. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 55, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 56, has been senior vice president, member financial services and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 51, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank & Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2012. Our named executive officers are our principal executive officers, our principal financial officers, and our other three most highly compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit, for whom compensation is established by the Audit Committee). For 2013, the Compensation Committee consists of five members of the Board, and in 2012, the Compensation Committee consisted of six members of the Board. The Compensation Committee acts pursuant to a Board-approved charter. The Compensation Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board (formed in March 2011) is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing a risk assessment of the Bank's compensation policies and practices for the Bank's employees.

Certain members of senior management aid the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

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

On April 14, 2011, federal banking regulators, including the Finance Agency, jointly issued an interagency notice of proposed rulemaking to implement section 956 of the Dodd-Frank Act that, if adopted, would require, among other things, the reporting of incentive-based compensation arrangements by a “covered financial institution” (defined by the Dodd-Frank Act as a depository institution or a depository institution holding company that has $1.0 billion or more in assets), the FHLBanks, and the Office of Finance. The proposed rules would prohibit incentive-based compensation arrangements at a covered institution that: (i) encourage a “covered person” to expose the institution to inappropriate risks by providing that person excessive compensation or (ii) encourage inappropriate risk-taking by the covered financial institution that could lead to a material financial loss. These prohibitions would also apply to the FHLBanks and the Office of Finance. The proposed rules, if adopted as proposed, would also require deferral of a portion of incentive-based compensation for executive officers of certain financial institutions, including the FHLBanks and the Office of Finance.

Our Executive Compensation Philosophy and Executive Compensation Program

The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. In accordance with our Executive Compensation Philosophy, we believe that we must be able to attract and retain outstanding executives and provide an executive compensation package that appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank's business. Our executive compensation program provides total compensation consisting of base salary, short-term cash incentive compensation, long-term cash incentive compensation, and retirement benefits.

The Bank's Executive Compensation Philosophy states that total compensation is intended to align the interests of the named executive officers and other executives with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the named executive officers and other executive employees to remain employed with the Bank. The Bank's Executive Compensation Philosophy provides that total remuneration (base salary, short-term and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank's Corporate Goals and Performance Targets. We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan. In addition to base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank's mission and other key objectives contained in the Bank's strategic plans and who are responsible for the Bank's performance. The Bank's overall executive compensation programs reward sustained performance through the balanced use of short-term and long-term incentives, which represent a substantial portion of pay at-risk, and, through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

The Bank's mission is to provide wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank's mission, the Bank also aims to provide a reasonable total rate of return to its members consistent with the Bank's public policy purpose, to allow members to have their capital freely enter and exit, and to accomplish its goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. Similar to 2011, for 2012, the Board adopted three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

The Risk Management goal was first adopted by the Board in 2009. The Bank's Risk Division and the Risk Committee of the Board developed an Enterprise Risk Governance Program in 2011 that described how the Bank planned to further develop and enhance the enterprise risk management program and the Risk Division. For 2012, the Risk Management goal was focused on certain deliverables organized around enhancements of the Bank's Risk Policy Framework; the Risk Division's risk oversight processes, and Risk Management Policies and Procedures.

The Community Investment goal was first adopted by the Board in 2008. Consistent with the Bank's public policy purposes, the Community Investment goal for 2012 focused management on meeting the Bank's objective to promote and assist effective community investment, affordable housing, and economic development by its members and community partners. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal achievement level is measured in part by the expansion of existing community investment programs, including an increase in the number of members using the programs, and the effectiveness of providing technical assistance and outreach for these programs.

The Franchise Enhancement goal was first adopted by the Board in 2010. The Franchise Enhancement goal for 2012 aligned management's interest with the Board's goal for the Bank to remain an integral component of the changing housing and finance markets. The 2012 Franchise Enhancement goal achievement measures included achieving a targeted financial goal, called the “Adjusted Return on Capital Spread” (discussed below); achieving operating cost efficiency targets; meeting milestones for the replacement of the Bank's information technology platform relating to front office trading and back office processing systems; meeting milestones for the Bank's insurance company business development; and enhancing current diversity initiatives.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives for 2012 were as follows: strengthen the Bank's financial condition and relevance as a financial services provider; improve the Bank's operating cost efficiency; enhance the Bank's Enterprise Risk Management organization, framework, and governance to align with regulatory expectations and industry practices; promote and enhance the effectiveness of the Bank's Affordable Housing Program and Community Investment Programs; and develop new business opportunities to ensure the long-term financial viability of the Bank.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2012, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each category of officers (president, executive vice president, senior vice president, and senior vice president and chief risk officer) relative to the individual goal weighting for that category of officers in calculating each named executive officer's individual total weighted achievement level.

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

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2012, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total compensation packages of the financial services marketplace from which the Bank recruits executive talent, which may include regional and diversified banks, thrift and mortgage finance companies, insurance companies, and asset management and custody banks, while maintaining an appropriate alignment with the practices of other FHLBanks.

The Compensation Committee recognized that comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. We believe that the executive roles of our named executive officers are somewhat comparable to those in the comparison group, although the Bank may have a narrower focus.

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

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies.

The Compensation Committee engaged Mercer (US) Inc. (Mercer), a nationally recognized global compensation consulting firm, to provide information to the Compensation Committee regarding compensation provided to executives in comparable positions at other companies and customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of other companies. Mercer does not currently provide any other services to the Bank.

For the Bank's 2012 executive compensation program, Mercer provided the Compensation Committee with a customized executive compensation benchmark study from three sources: 1) a public company peer group consisting of senior executive positions at smaller banks, insurance companies, and diversified financial services companies; 2) a survey of business unit executives at the subsidiary level at large financial institutions; and 3) a survey of executives at other FHLBanks. From this study, adjustments were made to the benchmark position data to account for, among other things, asset-size differences to obtain the most comparable organization size match of the benchmark data to the Bank's senior executive positions. Adjustments were also made to the peer group data to account for differences in pay practices and senior executive responsibilities between publicly traded organizations and the Bank. Following the adjustments, a peer group selection process was conducted by Mercer and the Compensation Committee.

For 2012, eighteen (18) companies were selected to be the Bank's peer group for comparison and benchmarking purposes. These eighteen companies are as follows: Protective Life Corp; Hudson City Bancorp Inc; CME Group Inc; Intercontinental Exchange Inc; Symetra Financial Corp; First Republic Bank; MBIA Inc; City National Corp; American National Insurance; East West Bancorp Inc; Phoenix Companies Inc; SVB Financial Group; Webster Financial Corp; Stancorp Financial Group Inc; Torchmark Corp; Transatlantic Holdings Inc; Nasdaq OMX Group Inc; and FBL Financial Group Inc-CL A.

The Compensation Committee used the Mercer study and the peer group comparison data to support and inform its compensation decisions and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors, such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of comparable positions at the Bank's peer group companies.

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

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's peer group. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board approves any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements. For the named executive officers, subject to the completion of the Finance Agency's regulatory review, 2013 base salaries are to be increased by 2.0% relative to 2012 base salaries, based on each named executive officer's individual performance in 2012 and contribution to the Bank's overall performance.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

For 2012, the Bank provided an annual (short-term) cash incentive compensation plan for achievement of the Bank's corporate goals and individual goals to the Bank's president (the 2012 President's Incentive Plan, or 2012 PIP) and the executive vice president and senior vice presidents (the 2012 Executive Incentive Plan, or 2012 EIP). The 2012 EIP does not apply to the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan.

The target achievement levels in the 2012 PIP and the 2012 EIP were designed to reward officers for achievement of the Bank's corporate goals to accomplish the Bank's mission as described above, based on an expected level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer exceed target level expectations. The plans define the exceeds achievement level as an optimistic achievement level based on expected targets, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, potential member business, member plans, historic goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

Awards under both the 2012 PIP and 2012 EIP were based on the total weighted achievement of the three corporate goals approved by the Board for 2012 – the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal – and one or more individual goals.

We used a scale of 0% to 150% to measure the achievement levels for the Bank's corporate goals and the executive's individual goal(s), with 75% as the threshold level, 100% as the target level, 125% as the exceeds level, and 150% as the far exceeds level.

Under both the 2012 PIP and the 2012 EIP, the Board had discretion to modify goal achievement levels, award determinations, incentive payments, and any awards for achievement below the threshold total weighted achievement level. Both the 2012 PIP and the 2012 EIP provided that performance below the threshold achievement level normally would not result in an incentive award, and both the 2012 PIP and the 2012 EIP provided the Board discretion to modify any and all incentive payments, including, without limit, under the following circumstances: if errors or omissions resulted in material revisions to the Bank's financial results; if information submitted to a regulatory or a reporting agency was untimely; or if the Bank did not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The 2012 PIP and the 2012 EIP also provided that actual goal achievement levels were subject to adjustment because of changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The 2012 PIP and the 2012 EIP also provided that the impact of credit-related other-than-temporary impairment credit charges are excluded from the Adjusted Return on Capital Spread achievement level target and performance measurement and variances-to-plan in the dividend benchmark are excluded from the Adjusted Return on Capital Spread performance measurement.

President's Incentive Plan. For 2012, the Bank provided the Bank's president with an annual (short-term) cash incentive compensation plan, the 2012 PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

In calculating the president's award under the 2012 PIP, the weight given to the Bank's corporate goals relative to the individual goal was greater for the president than for other executives under the 2012 EIP since the president is expected to have a more significant impact on the Bank's overall performance and achievements relating to the corporate goals.

The following table shows the goal weights for the president in the 2012 PIP.

2012 PIP	2012 Goal Weights
Risk Management Goal	27%
Community Investment Goal	18
Franchise Enhancement Goal	45
Individual Goal	10
Total	100%

The president's award under the 2012 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2012 PIP.

For a discussion regarding the award granted to the president under the 2012 PIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2012, we provided an annual (short-term) cash incentive compensation plan, the 2012 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for the Bank's overall corporate goal achievement and for achievement of their individual goals. The 2012 EIP was designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2012 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2012 award ranges as a percentage of base salary were intended to be consistent with our executive compensation philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the Bank's peer group.

The following table shows the goal weights for different categories of officers in the 2012 EIP.

	2012 Goal Weights
2012 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Senior Vice President
Risk Management Goal	24%	42%	21%
Community Investment Goal	16%	9.8%	14%
Franchise Enhancement Goal	40%	18.2%	35%
Individual Goal	20%	30%	30%
Total	100%	100%	100%
The awards under the 2012 EIP were determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level was then used to determine each participating officer's cash incentive compensation award under the 2012 EIP.

For a discussion regarding the awards granted under the 2012 EIP for the named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Long-Term Cash Incentive Plan: Executive Performance Unit Plan

We provide our president, executive vice president, and senior vice presidents (other than the Director of Internal Audit, who participates in the Audit Performance Unit Plan) a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP.

The EPUP rewards our key executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plans. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate EPUP performance periods in effect at one time. The following EPUPs are currently in effect: the 2012 EPUP for the performance period 2012 through 2014, and the 2011 EPUP for the performance period 2011 through 2013. The 2013 EPUP for the performance period 2013 through 2015 was submitted to the Finance Agency for regulatory review.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 200% for the 2010 EPUP (performance period 2010 through 2012) and the 2011 EPUP (performance period 2011 through 2013) and a scale of 0% to 150% for the 2012 EPUP (performance period 2012 through 2014), with 100% as the target achievement level for all performance periods. The Bank's corporate goals for the 2012, 2011, and 2010 EPUPs include the Adjusted Return on Capital Spread goal and the Risk Management goal.

The 2012, 2011, and 2010 EPUPs identified specific Adjusted Return on Capital Spread targets for each achievement level and provided that the Adjusted Return on Capital Spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2012,

2011, and 2010 Strategic Plans, respectively. They also provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period and will be measured at the end of the performance period.

The two corporate goals in the 2012 and 2011 EPUPs were weighted 30% for the Adjusted Return on Capital Spread goal and 70% for the Risk Management goal at the target achievement level. In the 2010 EPUP, the two corporate goals were weighted 50% for the Adjusted Return on Capital Spread goal and 50% for the Risk Management goal at the target achievement level.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2011 and 2010 EPUPs, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeds), while for the 2012 EPUP, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds). For the 2012 EPUP, the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents based on the total weighted achievement level of Bank goals are as follows: 150% of target, 50% of base salary; 125% of target, 48% of base salary; 100% of target, 40% of base salary; and 75% of target, 20% of base salary. For the 2011 and 2010 EPUPs, if the total weighted achievement level of Bank goals is between 100% and 200% of target, the range of awards as a percentage of base salary are as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target for the 2011 and 2010 EPUPs, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents.

Under the 2012, 2011, and 2010 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments. Under the 2012 and 2011 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or a reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The Board also had the discretion under the 2010 EPUP to increase or decrease awards by 25% to account for performance that is not captured by the performance metrics during the applicable three-year period.

The actual achievement of Bank goals for the 2012 EPUP is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The actual achievement of Bank goals for the 2011 EPUP is subject to adjustment for changes resulting from movements in interest rates, changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The actual achievement of Bank goals for the 2010 EPUP is subject to adjustment for changes resulting from movements in interest rates, changes in financial strategies or policies, and other factors determined by the Board for which management should not receive credit or be held accountable.

The 2012 and 2011 EPUPs provide that the impacts of other-than-temporary impairment credit charges are excluded from the Adjusted Return on Capital Spread achievement level target, but are included in the Adjusted Return on Capital Spread performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the Adjusted Return on Capital Spread performance measurement. The 2010 EPUP does not explicitly address the treatment of other-than-temporary impairment credit charges; however, their impact was accounted for in the Adjusted Return on Capital Spread performance measurement for the plan period.

The potential target award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total compensation packages of the Bank's peer group.

The awards under the EPUPs are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive officers who terminate Bank employment due to voluntary normal retirement, disability, or death may receive a prorated award. Any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

The following table provides an example of how a 2010 EPUP award would be calculated for a senior vice president assuming a 2010 base salary of $330,000 and achievement levels of 100% for the Adjusted Return on Capital Spread goal and 200% for the Risk Management goal:

(50% weight) 3-Year Average Adjusted Return on Capital Spread Goal Achieved: (100% of Target)	Percentage of Target Payout:	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
	150%	$330,000	X	35%	X	150%	=	$173,250
(50% weight) 3-Year Average Risk Management Goal Achieved: (200% of Target)

 Savings Plan

The Bank's Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee's contribution (50% for employees with less than three years of service, 75% for employees with at least three years of service but less than five years of service, and 100% for employees following five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer matching contributions at all times.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2012, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $250,000.

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

In addition, to preserve some of the value of the participant's frozen FIRF benefit, we maintain the ratio of each participant's frozen FIRF annuity payments to the participant's highest three consecutive years' average pay as of December 31, 1995 (annuity ratio), which we refer to as the net transition benefit component of the Cash Balance Plan. Upon retirement, each participant with a frozen FIRF benefit will receive a net transition benefit under the Cash Balance Plan that equals his or her highest three consecutive years' average pay at retirement multiplied by his or her annuity ratio minus the frozen FIRF benefit.

Benefit Equalization Plan

The Benefit Equalization Plan (BEP) is an unfunded and non-tax-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the IRC.

Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plans. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted because of the IRC limitations discussed above.

For 2012, the maximum before-tax employee annual contribution to the Savings Plan was limited to $17,000 (or $22,500 for participants age 50 and over), and no more than $250,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

For 2012, the IRC annual compensation limit also applied to the Cash Balance Plan.

An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until distributed. Each year employees can also elect to defer compensation earned over the IRC compensation limits to the BEP. For each year that a participant makes deferrals to the BEP, if the amount of the Bank's matching contribution to a participant's account under the Savings Plan is limited because of the IRC compensation limitations, then the Bank will credit to the participant's BEP account an amount equal to the lost matching contribution (up to a maximum of 6% of base salary in the aggregate) under the Savings Plan (participant deferrals and Bank matching contributions are referred to herein as Supplemental BEP Savings Benefits). The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing BEP (now referred to as the Original BEP) and implemented a new BEP conforming to IRC Section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments (referred to herein as the new BEP).

Under the new BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, or 50% survivor annuity upon: termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the new BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date after termination of employment.

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

Under the Original BEP, a participant's Supplemental Cash Balance Benefits are paid, by default, at the same time and in the same form as elected under the Cash Balance Plan, unless a different election is made. Under the Original BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten installments upon retirement, termination of employment, death, or a specific date after termination of employment.

Under the Original BEP, a participant can change the time and form of payment for the Supplemental Cash Balance Benefit at any time, but if the election provides for payment prior to age 65, then payment will not be made until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment. Similarly, a participant can elect at any time to change the payout schedule of one or more of the participant's Supplemental BEP Savings Benefit accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election, unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

Participants are permitted to make five separate payout elections (a payout date and form of payment) with respect to the Supplemental BEP Savings Benefit under the Original BEP and under the new BEP.

Deferred Compensation Plan

Our Deferred Compensation Plan (DCP) is an unfunded and non-tax-qualified deferred compensation plan, consisting of three components for employees: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had any amount of total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables — Narrative to Non-Qualified Deferred Compensation Table.”

The DCP is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing DCP (now referred to as the Original DCP) and implemented a new DCP, conforming to IRC Section 409A, which changed the participant election process related to the time and form of benefit payments (referred to herein as the new DCP).

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

A participant's deferred compensation and the Bank's make-up Savings Plan matching contributions credited under the new DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of Savings Plan-related benefit payments from the new DCP are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution shall be a lump sum at termination of employment.

For participant deferred compensation and make-up Bank matching contributions credited under the Original DCP, a participant may elect at any time to change the payout schedule of one or more of the participant's accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

Participants are permitted to make five separate payout elections (a payout date and form of payment) under each of the new DCP and the Original DCP for distribution of participant deferrals and Bank matching contribution credits.

Under the Original DCP, participants' make-up Cash Balance Plan benefits are payable in the same form and at the same time as the participants' related benefits under the Cash Balance Plan.

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan (SERP) to the Bank's senior officers, including the named executive officers. This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance benefit to the Bank's senior officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the table below. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior yearend. Contribution credits under the SERP are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income is projected to exceed fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

The normal form and time of payment of benefits under the SERP is a lump sum upon the earlier of termination of employment, disability, or death. Upon a timely election, a participant may elect an optional form of payment to commence after termination of employment as specified in the plan.

No benefits are paid under the SERP if a participant's employment is terminated for cause (as defined in the plan). In addition, if a participant terminates employment prior to age 62, the final three years of unvested benefits are forfeited.

Other Elements of Compensation

We provide to all employees, including the named executive officers, health, dental, and vision insurance, and an employee assistance program for the employees and their spouses/partners and children, for which we pay approximately 80% of the premiums and the employee pays approximately 20%. In addition, we provide long-term disability and basic life insurance coverage to all employees at no cost to the employees. The Bank makes available limited retiree health care benefits for eligible employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree health care benefits, a Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.

Perquisites

As perquisites to our executive officers, including our named executive officers, through 2012 we provided reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. For 2013, this perquisite was discontinued. On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

COMPENSATION COMMITTEE REPORT

The EEO-Personnel-Compensation Committee (Compensation Committee) acts as the compensation committee on behalf of the Bank's Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

Based on the Compensation Committee's review of the Compensation Discussion and Analysis and the discussions the Compensation Committee has had with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.

EEO-Personnel-Compensation Committee
W. Douglas Hile, Chair
John T. Wasley, Vice Chair
Reginald Chen
Robert F. Nielsen
Kenneth A. Vecchione

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other Compensation(4)(5)	Total
Dean Schultz	2012	$795,900		$390,500	$374,900	$665,480	$65,082	$2,291,862
President and	2011	902,967	(6)	565,000	304,500	732,778	63,580	2,568,825
Chief Executive Officer	2010	765,000		359,700	362,200	637,894	64,498	2,189,292

Lisa B. MacMillen	2012	509,800		250,700	192,100	480,433	50,410	1,483,443
Executive Vice President and	2011	499,800		360,000	156,700	472,570	41,472	1,530,542
Chief Operating Officer	2010	490,000		184,300	219,200	511,788	23,083	1,428,371

Lawrence H. Parks	2012	431,178	(7)	202,700	135,600	445,891	37,055	1,252,424
Senior Vice President,	2011	422,689	(8)	275,400	115,000	330,163	35,442	1,178,694
External and Legislative Affairs	2010	414,409	(9)	182,100	186,300	365,852	33,205	1,181,866

Kenneth C. Miller	2012	415,000		204,600	130,300	279,982	35,991	1,065,873
Senior Vice President and	2011	387,600		275,400	104,300	250,022	42,799	1,060,121
Chief Financial Officer	2010	380,000		175,100	161,700	204,786	34,869	956,455

Suzanne Titus-Johnson	2012	368,700		181,700	116,600	338,766	40,926	1,046,692
Senior Vice President and	2011	361,500		256,800	94,000	348,843	39,135	1,100,278
General Counsel and Corporate Secretary

David H. Martens	2012	357,100		176,200	117,700	233,719	33,525	918,244
Senior Vice President and	2011	350,100		248,500	99,800	190,863	37,446	926,709
Chief Risk Officer	2010	360,689	(10)	124,200	184,800	178,341	35,660	883,690

(1)
Represents awards earned under the 2012, 2011, and 2010 PIPs and EIPs. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan.”

(2) Represents awards earned under the 2010, 2009, and 2008 EPUPs. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”
(3) Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank's qualified and nonqualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers' Deferred Compensation Plan accounts.

(4)
Includes perquisites and premiums for disability and life insurance paid by the Bank. Through 2012, the Bank provided reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with business-related meetings; and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.

(5)	Includes the Bank's matching contributions under the Savings Plan and the Bank's restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.

(6)	Of this amount, $122,667 represents a vacation cash-out payment.

(7)	Of this amount, $19,778 represents a vacation cash-out payment.

(8)	Of this amount, $19,389 represents a vacation cash-out payment.

(9)	Of this amount, $19,009 represents a vacation cash-out payment.

(10)	Of this amount, $17,489 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2012 EPUP	2012-2014	February 2015	$159,200	$318,400	$398,000
	2012 PIP	2012	February 2013	159,200	318,400	398,000
Lisa B. MacMillen	2012 EPUP	2012-2014	February 2015	102,000	203,900	254,900
	2012 EIP	2012	February 2013	102,000	203,900	254,900
Lawrence H. Parks	2012 EPUP	2012-2014	February 2015	82,300	164,600	205,700
	2012 EIP	2012	February 2013	82,300	164,600	205,700
Kenneth C. Miller	2012 EPUP	2012-2014	February 2015	83,000	166,000	207,500
	2012 EIP	2012	February 2013	83,000	166,000	207,500
Suzanne Titus-Johnson	2012 EPUP	2012-2014	February 2015	73,700	147,500	184,400
	2012 EIP	2012	February 2013	73,700	147,500	184,400
David H. Martens	2012 EPUP	2012-2014	February 2015	71,400	142,800	178,600
	2012 EIP	2012	February 2013	71,400	142,800	178,600

(1)
Estimated payouts for the 2012 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect at the beginning of each performance period. Awards, if any, under the 2012 EPUP are payable following the end of the three-year performance period and the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Long-Term Cash Incentive Plan: Executive Performance Unit Plan.” The payouts for the 2012 PIP and EIPs are the amounts that could have been earned by the respective executive officers for 2012. Actual amounts earned under the 2012 PIP and 2012 EIP are included in the Summary Compensation Table.

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table

At Will Employees

All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice.

The 2012 base salaries of the current named executive officers are as follows: Dean Schultz, $795,900; Lisa B. MacMillen, $509,800; Kenneth C. Miller, $415,000; Lawrence H. Parks, $411,400; Suzanne Titus-Johnson, $368,700 and David H. Martens, $357,100. For 2013, subject to completion of the Finance Agency's regulatory review, the named executive officers' 2013 base salaries are to be increased by 2.0% relative to 2012 base salaries based on each named executive officer's individual performance in 2012 and contribution to the Bank's overall performance.

Corporate Senior Officer Severance Policy. The Board adopted the Corporate Senior Officer Severance Policy (“Senior Officers' Policy”) applicable to the president, executive vice president, and senior vice presidents, effective June 1, 2011. The Senor Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank's discretion, outplacement assistance.

The Senior Officers' Policy also provides severance payments in connection with a “Change in Control” (as defined by the Senior Officers' Policy). Under the Senior Officers' Policy, in the event the president or the executive vice president experiences a termination of employment in connection with a Change in Control, severance and benefits will be payable pursuant to the Agreements described below.

With respect to the Bank's senior vice presidents, the Senior Officers' Policy provides that in the event such an executive officer is involuntarily terminated without “Cause” under certain circumstances in connection with a “Change in Control” (as such terms are defined by the Senior Officers' Policy) or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy), upon the Bank's timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

In addition, under the Senior Officers' Policy, in the event of a qualifying termination in connection with a Change in Control, each senior vice president will be entitled to continued health and life insurance coverage under the Bank's group health and life insurance policies, at the Bank's expense, for a period of 12 months immediately following the effective date of separation. However, the Bank will immediately cease paying such premiums prior to the end of the 12-month period if the executive officer accepts employment with another employer that provides comparable benefits in terms of cost and scope of coverage during the 12-month period. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made to senior vice presidents pursuant to the Senior Officers' Policy would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements.

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that distractions by such uncertain job security may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2012, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive would have been as follows: Dean Schultz, $797,806; Lisa B. MacMillen, $512,108; Kenneth C. Miller, $417,327; Lawrence H. Parks, $400,566; Suzanne Titus-Johnson, $371,010; and David H. Martens, $359,404.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for Dean Schultz and Lisa B. MacMillen (the “Agreements”). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a “Change in Control” (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if Mr. Schultz or Ms. MacMillen terminates his or her employment for “Good Reason” (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “annual incentive amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to paragraphs (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2012, Dean Schultz, president and chief executive officer, was awarded a cash incentive compensation award under the 2012 President's Incentive Plan (2012 PIP) of $390,500. Mr. Schultz's award was based on the Bank's 2012 achievement level of 135% for the Franchise Enhancement goal, 137.5% for the Community Investment goal, and 140% for the Risk Management goal and his 2012 achievement level for his individual goal.

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2012 EIP were made: Lisa B. MacMillen, $250,700; Kenneth C. Miller, $204,600; Lawrence H. Parks, $202,700; Suzanne Titus-Johnson, $181,700; and David H. Martens, $176,200.

In reviewing the Bank's 2012 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues throughout 2012. In particular, the Board recognized that the president and other executive officers implemented several initiatives to enhance the Bank's risk management and operations while delivering strong financial and community investment results.

With respect to the Risk Management goal, which was measured at an achievement level of 140%, the Board recognized management's accomplishments in enhancing the Bank's enterprise risk management (ERM). In particular, the achievement level was based on the timely completion of all 21 deliverables in the enterprise risk governance program plan, which included enhancing the Risk Division's policies, procedures, and processes.

In terms of the Bank's Franchise Enhancement goal, which was measured at an achievement level of 135%, the Board recognized the Bank's strong financial performance in 2012. The Adjusted Return on Capital spread target level for 2012 was 2.52% and the Bank achieved a spread of 3.32%. Other key drivers of the achievement level for this goal were, among other things: the Bank's success in reducing operating expenses; continued progress in meeting milestones for the replacement of the Bank's technology platform relating to front office trading and back office processing systems; and progress in developing the framework for insurance company member business.

The Board further noted the Bank's strong performance against its Community Investment goal, which was measured at an achievement level of 137.5% for 2012. The Bank far exceeded two of the goal measures, to increase community lending and to increase Community Investment Cash Advances (CICA) and standby letters of credit, and met the third goal measure, to provide technical assistance relating to community investment activities.

For the three-year period 2010 through 2012, long-term cash incentive compensation awards to the named executive officers under the 2010 EPUP were based on the achievement level for the Bank's Adjusted Return on Capital Spread (Spread) goal and Risk Management goal over the three-year period from 2010 through 2012. The overall achievement level for the goals over this period was 99%, reflecting the effect of below-target performance on the Adjusted Return on Capital Spread goal in 2010 and 2011. The Spread target level for the three-year period 2010 through 2012 was 1.65%, and the Bank achieved a spread of 1.20%.

The awards approved by the Board under the 2010 EPUP were as follows: Dean Schultz, $374,900; Lisa B. MacMillen, $192,100; Kenneth C. Miller, $130,300; Lawrence H. Parks, $135,600; Suzanne Titus-Johnson, $116,600; and David H. Martens, $117,700.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2012, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	27.750	$448,644	$—
	Financial Institutions Retirement Fund	11.000	494,359	—
	Benefit Equalization Plan	27.750	3,156,688	—
	Deferred Compensation Plan	27.750	64,090	—
	Supplemental Executive Retirement Plan(2)	10.000	1,961,618	—

Lisa B. MacMillen	Cash Balance Plan	26.417	487,515	—
	Financial Institutions Retirement Fund	9.417	117,270	—
	Benefit Equalization Plan	26.417	928,569	—
	Deferred Compensation Plan	26.417	335,273	—
	Supplemental Executive Retirement Plan(2)(3)	10.000	778,137	—

Lawrence H. Parks	Cash Balance Plan	15.333	441,007	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	15.333	339,936	—
	Deferred Compensation Plan	15.333	76,334	—
	Supplemental Executive Retirement Plan(2)	10.000	997,105	—

Kenneth C. Miller	Cash Balance Plan	17.917	420,864	—
	Financial Institutions Retirement Fund	0.917	22,563	—
	Benefit Equalization Plan	17.917	244,879	—
	Deferred Compensation Plan	17.917	18,564	—
	Supplemental Executive Retirement Plan(2)	10.000	751,040	—

Suzanne Titus-Johnson	Cash Balance Plan	26.333	655,455	—
	Financial Institutions Retirement Fund	9.333	123,096	—
	Benefit Equalization Plan	26.333	597,531	—
	Deferred Compensation Plan	26.333	34,493	—
	Supplemental Executive Retirement Plan(2)(3)	7.750	503,398	—

David H. Martens	Cash Balance Plan	16.167	355,705	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	16.167	161,949	—
	Deferred Compensation Plan	16.167	55,477	—
	Supplemental Executive Retirement Plan(2)	10.000	693,632	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2012 (measured December 31, 2012), was calculated using a discount rate of 3.25%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

(2)	For this plan, years of credited service represent the years of participation since the inception of the plan in 2003 or the first year in which the participant initially became active in the plan.

(3)	Represents a partial credit for 2012. During 2011, the participant became ineligible for future Bank contribution credits based on the 25-year limit rule under the terms of the plan.

Narrative to Pension Benefits Table

For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank's financial statements. See the discussion in “Item 8. Financial Statements and Supplementary Data – Note 17 – Employee Retirement Plans and Incentive Compensation Plans.”

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2012.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2012 Executive Contributions	2012 Bank Contributions(1)	Aggregate Earnings/ (Losses) in 2012	Aggregate (Withdrawals)/ Distributions in 2012	Yearend 2012 Aggregate Balance
Dean Schultz	2012	$475,500	$—	$—	$17,372	$(492,854)	$18
President and
Chief Executive Officer

Lisa B. MacMillen	2012	3,439,467	—	—	315,412	—	3,754,879
Executive Vice President and
Chief Operating Officer

Lawrence H. Parks	2012	114,573	72,000	4,320	15	—	190,908
Senior Vice President,
External and Legislative Affairs

Kenneth C. Miller	2012	141,213	—	—	10,460	(49,745)	101,928
Senior Vice President and
Chief Financial Officer

Suzanne Titus-Johnson	2012	29,026	—	—	3,840	(10)	32,856
Senior Vice President and
General Counsel and Corporate Secretary

David H. Martens	2012	248,526	—	—	10,019	—	258,545
Senior Vice President and
Chief Risk Officer

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.

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

Income taxes are deferred until a participant receives payment of funds from the plan. Participants may elect payouts in a lump sum or over a payout period from 2 to 10 years. A participant may change any previously elected payment schedule by submitting a written election. Any written election to change the payment schedule must be made at least 12 months prior to the original payout date, and the new payout date, in most cases, must be at least 5 years from the original payout date.

Director Compensation

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business.

Director Compensation Table For the Year Ended December 31, 2012

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman in 2012(1)	$95,000
John F. Luikart, Vice Chairman in 2012(2)	89,653
Paul R. Ackerman(3)	83,958
Craig G. Blunden	74,653
Reginald Chen(4)	2,448
Melinda Guzman	85,000
W. Douglas Hile	85,000
Douglas H. (Tad) Lowrey(5)	85,000
Kevin Murray	85,000
Robert F. Nielsen	85,000
J. Benson Porter(6)	68,842
John Robinson	85,000
Scott C. Syphax(7)	85,000
Kenneth A. Vecchione	70,000
John T. Wasley	85,000
Total	$1,164,554

(1)	Timothy R. Chrisman served as chairman in 2012. Mr. Chrisman's term as a member of the Board expired December 31, 2012.

(2)
John F. Luikart became vice chairman effective January 26, 2012, and served as vice chairman until December 31, 2012. He served as acting chairman beginning January 1, 2013, and was elected chairman effective January 31, 2013.

(3)	Paul R. Ackerman's term as a member of the Board expired December 31, 2012.

(4)	Reginald Chen began serving as a Bank director effective November 30, 2012.

(5)	Douglas H. (Tad) Lowrey became vice chairman effective January 31, 2013.

(6)	J. Benson Porter resigned as a member of the Board effective October 16, 2012.

(7)	Scott C. Syphax served as vice chairman until January 26, 2012. He served as acting vice chairman beginning January 1, 2013, until January 31, 2013.

The Board of Directors Compensation and Expense Reimbursement Policy for 2012 (2012 Directors Compensation Policy) provided the Directors with reasonable compensation for the performance of their duties as members of the Board of Directors, the amount of time spent on official Bank business, and paid service and meeting fees to each member of the Board of Directors as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$53,000	$42,000	$95,000
Vice Chairman	48,000	42,000	90,000
Committee Chair	43,000	42,000	85,000
Directors on Audit Committee	33,000	42,000	75,000
Other Directors	28,000	42,000	70,000

Under the 2012 Directors Compensation Policy, service fees for the above positions were paid for serving as a Director during and between regularly scheduled meetings of the Board. The annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (month-end February, April, June, August, October, and December). Any member of the Board of Directors who joined or left the Board between service fee payments received a prorated service fee for the number of days the Director was on the Board during the service period. In addition, each director received a fee of $8,400 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $42,000.

The 2012 Directors Compensation Policy provided that a Board member may receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2012 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2012 Directors Compensation Policy, the Bank reimbursed Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

For expense reimbursement purposes, Directors' official duties included:

•	Meetings of the Board and Board committees,

•	Meetings requested by the Finance Agency and FHLBank System committees,

•	Meetings of the Council of FHLBanks and its committees,

•	Meetings of the Bank's Affordable Housing Advisory Council,

•	Events attended on behalf of the Bank when requested by the president in consultation with the chairman,

•	Other events attended on behalf of the Bank with the prior approval of the EEO-Personnel-Compensation Committee of the Board, and

•	Director education events attended with the prior approval of the chairman.

The Board adopted the Board of Directors Compensation and Expense Reimbursement Policy for 2013, which is similar to the 2012 Directors Compensation Policy with the exception that the final prorated service fee will be withheld if a director does not attend at least 75% of all regular and special meetings of the Board and the director's assigned Committees for the year, or the Board determines a director has consistently demonstrated a lack of engagement and participation in meetings attended. In addition, for 2013, the meeting fee attendance requirement has been expanded from 2012 so a director receives a meeting fee only if he or she attends the regular board meeting as well as at least one assigned Committee meeting during the Board's regularly scheduled two-day meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco's (Bank) outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2013.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.(1)	22,464,082	26.2%
701 East 60th Street, North
Sioux Falls, SD 57104

JPMorgan Bank and Trust Company, National Association(2)	10,435,194	12.2
560 Mission Street
San Francisco, CA 94105

Wells Fargo Bank, N.A.(1)	9,087,038	10.6
101 North Phillips Avenue
Sioux Falls, SD 57104

JPMorgan Chase Bank, National Association(1)(2)	6,952,602	8.1
111 Polaris Parkway
Columbus, Ohio 43240
Total	48,938,916	57.1%

(1)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

(2)	JPMorgan Chase Bank, National Association, and JPMorgan Bank and Trust Company, National Association, are affiliates.

The following table sets forth information about those members and former members (or their holding companies) with officers or directors serving as directors of the Bank as of February 28, 2013.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Craig G. Blunden	Provident Savings Bank	Riverside	CA	191,487	0.2%
Reginald Chen	Citibank, N.A.	Sioux Falls	SD	22,464,082	26.2
Reginald Chen	Banamex, USA	Century City	CA	15,054	—
Richard Heldebrant	Star One Credit Union	Sunnyvale	CA	577,121	0.7
W. Douglas Hile	West Valley National Bank	Avondale	AZ	1,443	—
Simone Lagomarsino	Heritage Oaks Bank	Paso Robles	CA	45,745	0.1
Douglas H. (Tad) Lowrey	CapitalSource Bank	Los Angeles	CA	282,000	0.3
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	250,000	0.3
Kenneth A. Vecchione	Bank of Nevada	Las Vegas	NV	141,841	0.2
Kenneth A. Vecchione	Western Alliance Bank	Phoenix	AZ	93,014	0.1
Kenneth A. Vecchione	Torrey Pines Bank	San Diego	CA	71,750	0.1
Total				24,133,537	28.2%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain other nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members or member successors. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank's capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may transact short-term investments, Federal funds sold, and mortgage-backed securities (MBS) with members and their affiliates that have officers or directors who serve as directors of the Bank or with 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. The Bank may also be the primary obligor on debt issued in the form of Federal Home Loan Bank (FHLBank) System consolidated obligations using underwriters and dealers, and may enter into interest rate exchange agreements with counterparties, that may be affiliates of Bank members with officers or directors who serve as directors of the Bank or affiliates of members and nonmembers owning more than 5% of the Bank's capital stock, which are transactions in the ordinary course of the Bank's business and are market rate transactions. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% shareholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

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

The FHLBank Act also requires the Bank to establish a Community Investment Program (CIP) and authorizes the Bank to offer additional Community Investment Cash Advance (CICA) programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances or standby letters of credit to members for community lending and economic development projects. Only Bank members may submit applications for these credit program subsidies. All CICA subsidies are made in the normal course of business.

In instances where an AHP or CICA transaction involves a member (or its affiliate) that owns more than 5% of the Bank's capital stock, a member with an officer or director who is a director of the Bank, or an entity with an executive officer, director, controlling shareholder, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other transactions and the regulations governing the operations of the relevant program.

The Bank may also use members that have officers or directors who serve as directors of the Bank or that are 5% shareholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

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

Director Independence

General

Under the Securities and Exchange Commission's (SEC) rules, the Bank is required to identify directors who are independent, and members of the Board's Audit Committee and EEO-Personnel-Compensation Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank's capital stock is not listed on a national securities exchange or automated quotation system, and the Bank's Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank's Audit Committee set forth in the rules of the Federal Housing Finance Board (Finance Board), predecessor to the Federal Housing Finance Agency, and looks to the Finance Board independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC's disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

In addition to the independence rules and standards above, the FHLBanks are required to comply with the rules issued by the SEC under Section 10A(m) of the Securities Exchange Act of 1934, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she, other than in his or her capacity as a member of the Audit Committee, the Bank's Board of Directors, or any other Board committee, accepts any consulting, advisory, or other compensatory fee from the Bank or is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with, the Bank).

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

Applying the Finance Board independence standards, the Board has determined that all former directors who served in 2012 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2012, were independent in 2012 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2012, were independent in 2012 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Blunden, Mr. Heldebrant, Mr. Hile, Ms. Lagomarsino, Mr. Lowrey, Mr. Robinson, and Mr. Vecchione.

In making these determinations, the Board recognized that during their directorships the member directors were employed by member institutions that conducted business with the Bank in the ordinary course of the Bank's and the member institutions' respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors' exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress, the Bank has a cooperative ownership structure, the Bank is statutorily required to have member directors who are either an officer or director of a Bank member, the Bank was created to provide its members with products and services, and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board's independence standards and NASDAQ rules, all Audit Committee members who served in 2012 were independent, and all current Audit Committee members are independent.

All Audit Committee members who served in 2012 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board's director independence standards, all EEO-Personnel-Compensation Committee members who served in 2012 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

Under the NASDAQ rules, to be considered an independent compensation committee member, a director must meet the definition under the general NASDAQ independence rules and, in addition, must not accept directly or indirectly any consulting, advisory, or other compensatory fee from the company, and the company's board of directors must consider whether the director is affiliated with the company to determine whether such affiliation would impair the director's judgment as a member of the compensation committee.

Using the NASDAQ rules, the following current director serving on the EEO-Personnel-Compensation Committee is not considered independent because his former member institution exceeded the limits of the payments/revenues relationship test in 2010: Mr. Chen.

Using the NASDAQ rules, the following former director who served in 2012 on the EEO-Personnel-Compensation Committee was not considered independent because his member institution exceeded the limits of the payments/revenues relationship test in 2010: Mr. Ackerman.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board's director independence standards, all Governance Committee members who served in 2012 were independent, and all current Governance Committee members are independent. Using the NASDAQ rules, the following Governance Committee member who served on the Governance Committee in 2012 was not considered independent because his member institution exceeded the limits of the payments/revenues relationship test in 2010: Mr. Ackerman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2012 and 2011, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2012	2011
Audit fees	$1.1	$1.0
All other fees	—	—
Total	$1.1	$1.0

Audit Fees. Audit fees during 2012 and 2011 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2012 and 2011 were for consulting services. The Bank is exempt from all federal, state, and local taxation. Therefore, no tax consulting fees were paid during 2012 and 2011.

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

The Audit Committee has delegated to its Chair and Vice Chair individually specific pre-approval authority for additional audit or audit-related services to be provided by the independent auditor, provided that the estimated fee for each type of proposed service does not exceed $50,000 and the total aggregated fees for all services pre-approved by each individual under this delegated authority do not exceed $100,000 in a calendar year. The Chair or Vice Chair, as the case may be, is required to report to the Audit Committee any services pre-approved under the delegated authority.

In 2012 and 2011, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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
3.1
Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2
Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 27, 2012, incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (Commission File No. 000-51398)

4.1
Capital Plan, as amended and restated effective September 5, 2011, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2013

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

10.6	Board Resolution for 2013 Board of Directors Compensation and Expense Reimbursement Policy

10.7
2012 President's Incentive Plan, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.8
2012 Executive Incentive Plan, incorporated by reference to Exhibit 10.2 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.9
2012 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.10
2011 Executive Performance Unit Plan (revised), incorporated by reference to Exhibit 10.4 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.11
2010 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

10.12
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.15
Supplemental Executive Retirement Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.15 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.16
Corporate Senior Officer Severance Policy, incorporated by reference to Exhibit 99.3 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.17
Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

10.18
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2012

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2012 and 2011; (ii) Statements of Income for the Years Ended December 31, 2012, 2011, and 2010; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010; (iv) Statements of Capital Accounts for the Years Ended December 31, 2012, 2011, and 2010; (v) Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010; and (vi) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are otherwise not subject to the liability of that section.

+	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer (Principal executive officer)

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer (Principal executive officer)

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal financial officer)

/S/ JOHN F. LUIKART
John F. Luikart Chairman of the Board of Directors

/S/ DOUGLAS H. (TAD) LOWREY
Douglas H. (Tad) Lowrey Vice Chairman of the Board of Directors

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ REGINALD CHEN
Reginald Chen Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ RICHARD HELDEBRANT
Richard Heldebrant Director

/S/ W. DOUGLAS HILE
W. Douglas Hile Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ JOHN F. ROBINSON
John F. Robinson Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ KENNETH A. VECCHIONE
Kenneth A. Vecchione Director

/S/ JOHN T. WASLEY
John T. Wasley Director