Form 10-Q
period 2013-03-31
Federal Home Loan Bank of San Francisco
filed 2013-05-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2013
Class B Stock, par value $100	79,078,437

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$1,072	$104
Securities purchased under agreements to resell	500	1,500
Federal funds sold	9,034	10,857
Trading securities(a)	3,442	3,191
Available-for-sale securities(a)	7,653	7,604
Held-to-maturity securities (fair values were $17,432 and $17,584, respectively)(b)	17,232	17,376
Advances (includes $7,387 and $7,390 at fair value under the fair value option, respectively)	46,713	43,750
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $3, respectively	1,173	1,289
Accrued interest receivable	105	101
Premises, software, and equipment, net	26	26
Derivative assets, net	550	529
Other assets	93	94
Total Assets	$87,593	$86,421
Liabilities:
Deposits	$223	$227
Consolidated obligations:
Bonds (includes $25,944 and $27,884 at fair value under the fair value option, respectively)	64,296	70,310
Discount notes	12,829	5,209
Total consolidated obligations	77,125	75,519
Mandatorily redeemable capital stock	3,907	4,343
Accrued interest payable	243	175
Affordable Housing Program payable	145	144
Derivative liabilities, net	51	23
Other liabilities	98	377
Total Liabilities	81,792	80,808
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
40 shares and 42 shares, respectively	3,951	4,160
Unrestricted retained earnings	290	246
Restricted retained earnings	2,013	2,001
Total Retained Earnings	2,303	2,247
Accumulated other comprehensive income/(loss)	(453)	(794)
Total Capital	5,801	5,613
Total Liabilities and Capital	$87,593	$86,421

(a)	At March 31, 2013, and December 31, 2012, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $6 at March 31, 2013, and $2 at December 31, 2012, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2013	2012
Interest Income:
Advances	$89	$155
Prepayment fees on advances, net	—	22
Securities purchased under agreements to resell	1	—
Federal funds sold	4	3
Trading securities	2	6
Available-for-sale securities	69	83
Held-to-maturity securities	101	128
Mortgage loans held for portfolio	13	20
Total Interest Income	279	417
Interest Expense:
Consolidated obligations:
Bonds	123	162
Discount notes	3	6
Mandatorily redeemable capital stock	26	7
Total Interest Expense	152	175
Net Interest Income	127	242
Provision for/(reversal of) credit losses on mortgage loans	—	1
Net Interest Income After Mortgage Loan Loss Provision	127	241
Other Income/(Loss):
Net gain/(loss) on trading securities	2	(3)
Total other-than-temporary impairment (OTTI) loss	(4)	(11)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	1	2
Net OTTI loss, credit-related	(3)	(9)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(11)	(13)
Net gain/(loss) on derivatives and hedging activities	6	3
Other	2	2
Total Other Income/(Loss)	(4)	(20)
Other Expense:
Compensation and benefits	16	16
Other operating expense	10	11
Federal Housing Finance Agency	2	4
Office of Finance	2	1
Total Other Expense	30	32
Income/(Loss) Before Assessment	93	189
Affordable Housing Program Assessment	12	20
Net Income/(Loss)	$81	$169

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2013	2012
Net Income/(Loss)	$81	$169
Other Comprehensive Income/(Loss):
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(3)	(6)
Net change in fair value of other-than-temporarily impaired securities	340	268
Reclassification of non-credit-related OTTI loss included in net income/(loss)	2	1
Total net non-credit-related OTTI loss on available-for-sale securities	339	263
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(3)	(3)
Accretion of non-credit-related OTTI loss	2	2
Non-credit-related OTTI loss transferred to available-for-sale securities	3	6
Total net non-credit-related OTTI loss on held-to-maturity securities	2	5
Total other comprehensive income/(loss)	341	268
Total Comprehensive Income/(Loss)	$422	$437

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	1	101					101
Repurchase/redemption of capital stock	(2)	(179)					(179)
Comprehensive income/(loss)			160	9	169	268	437
Cash dividends paid on capital stock (0.48%)				(6)	(6)		(6)
Balance, March 31, 2012	47	$4,717	$1,963	$3	$1,966	$(1,625)	$5,058
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	1	106					106
Repurchase/redemption of capital stock	(3)	(314)					(314)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			12	69	81	341	422
Cash dividends paid on capital stock (2.30%)				(25)	(25)		(25)
Balance, March 31, 2013	40	$3,951	$2,013	$290	$2,303	$(453)	$5,801

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2013	2012
Cash Flows from Operating Activities:
Net Income/(Loss)	$81	$169
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(15)	(5)
Provision for/(reversal of) credit losses on mortgage loans	—	1
Change in net fair value adjustment on trading securities	(2)	3
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	11	13
Change in net derivatives and hedging activities	(84)	(114)
Net OTTI loss, credit-related	3	9
Net change in:
Accrued interest receivable	(3)	32
Other assets	(1)	—
Accrued interest payable	67	46
Other liabilities	(1)	(1)
Total adjustments	(25)	(16)
Net cash provided by/(used in) operating activities	56	153
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	11	39
Securities purchased under agreements to resell	1,000	(1,100)
Federal funds sold	1,823	(3,275)
Premises, software, and equipment	(2)	(1)
Trading securities:
Proceeds from maturities of long-term	1	584
Purchases of long-term	(525)	(1,100)
Available-for-sale securities:
Proceeds from maturities of long-term	309	886
Held-to-maturity securities:
Net (increase)/decrease in short-term	103	2,276
Proceeds from maturities of long-term	1,213	931
Purchases of long-term	(1,189)	(751)
Advances:
Principal collected	112,034	84,035
Made to members	(115,063)	(78,041)
Mortgage loans held for portfolio:
Principal collected	113	142
Net cash provided by/(used in) investing activities	(172)	4,625

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2013	2012
Cash Flows from Financing Activities:
Net change in:
Deposits	(25)	51
Net (payments)/proceeds on derivative contracts with financing elements	26	22
Net proceeds from issuance of consolidated obligations:
Bonds	3,875	13,691
Discount notes	19,784	15,185
Bonds transferred from another Federal Home Loan Bank	122	—
Payments for matured and retired consolidated obligations:
Bonds	(9,862)	(22,363)
Discount notes	(12,166)	(11,017)
Proceeds from issuance of capital stock	106	101
Payments for repurchase/redemption of mandatorily redeemable capital stock	(437)	(271)
Payments for repurchase/redemption of capital stock	(314)	(179)
Cash dividends paid	(25)	(6)
Net cash provided by/(used in) financing activities	1,084	(4,786)
Net increase/(decrease) in cash and due from banks	968	(8)
Cash and due from banks at beginning of the period	104	3,494
Cash and due from banks at end of the period	$1,072	$3,486
Supplemental Disclosures:
Interest paid	$118	$136
Affordable Housing Program payments	11	16
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of OTTI held-to-maturity securities to available-for-sale securities	19	36

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10‑K).

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the determination of other-than-temporary impairment (OTTI) of certain mortgage-backed securities (MBS) and of the fair value of derivatives, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Actual results could differ significantly from these estimates.

Financial Instruments with Legal Right of Offset. The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The Bank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 15 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the Bank’s investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2013, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K. Other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

changes to these policies as of March 31, 2013, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Joint and Several Liability Arrangements. On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. This guidance is not expected to materially affect the Bank’s financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company’s financial position, whether a company’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards. This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The Bank is required to disclose both gross and net information about derivatives, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for the Bank for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in additional financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/(loss) (AOCI). This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it requires the Bank to provide information about the amounts reclassified out of AOCI by component. In addition, the Bank is required to present significant amounts reclassified out of AOCI, either on the face of the financial statement where net income is presented or in the footnotes. These amounts are presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Bank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2013, and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). This guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

in June 2000. AB 2012-02 was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of this advisory bulletin to January 1, 2014. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2013, and December 31, 2012, was as follows:

	March 31, 2013	December 31, 2012
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,427	$3,175
Mortgage-backed securities (MBS) – Other U.S. obligations – Ginnie Mae	15	16
Total	$3,442	$3,191

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
March 31, 2013, and December 31, 2012, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	March 31, 2013	December 31, 2012
Trading securities other than MBS:
Due in 1 year or less	$314	$234
Due after 1 year through 5 years	3,113	2,941
Subtotal	3,427	3,175
MBS – Other U.S. obligations – Ginnie Mae	15	16
Total	$3,442	$3,191

Interest Rate Payment Terms. Interest rate payment terms for trading securities at March 31, 2013, and December 31, 2012, are detailed in the following table:

	March 31, 2013	December 31, 2012
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,427	$3,175
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	15	16
Total	$3,442	$3,191

The net unrealized gain/(loss) on trading securities was $2 and $(3) for the three months ended March 31, 2013 and 2012, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of March 31, 2013, and December 31, 2012, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$796	$(27)	$22	$—	$791
Alt-A, option ARM	1,214	(154)	24	—	1,084
Alt-A, other	6,052	(374)	101	(1)	5,778
Total	$8,062	$(555)	$147	$(1)	$7,653

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$832	$(46)	14	$—	$800
Alt-A, option ARM	1,227	(219)	2	—	1,010
Alt-A, other	6,293	(539)	40	—	5,794
Total	$8,352	$(804)	$56	$—	$7,604

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At March 31, 2013, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,400 (including interest accretion adjustments of $61). At December 31, 2012, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,427 (including interest accretion adjustments of $61).

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s held-to-maturity to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of March 31, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$394	$27	$394	$27
Alt-A, option ARM	—	—	956	154	956	154
Alt-A, other	167	—	3,418	375	3,585	375
Total	$167	$—	$4,768	$556	$4,935	$556

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$547	$46	$547	$46
Alt-A, option ARM	6	—	973	219	979	219
Alt-A, other	187	1	4,208	538	4,395	539
Total	$193	$1	$5,728	$803	$5,921	$804

As indicated in the tables above, the Bank’s investments classified as available-for-sale had gross unrealized losses related to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at March 31, 2013, and December 31, 2012, are shown in the following table:

	March 31, 2013	December 31, 2012
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,861	$3,055
Adjustable rate	5,201	5,297
Total	$8,062	$8,352

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2013	December 31, 2012
Collateralized mortgage obligations:
Converts in 1 year or less	$85	$59
Converts after 1 year through 5 years	582	703
Total	$667	$762

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,636	$—	$1,636	$—	$—	$1,636
Housing finance agency bonds	487	—	487	—	(107)	380
Subtotal	2,123	—	2,123	—	(107)	2,016
MBS:
Other U.S. obligations – Ginnie Mae	310	—	310	8	—	318
GSEs:
Freddie Mac	5,524	—	5,524	150	(4)	5,670
Fannie Mae	6,517	—	6,517	209	(4)	6,722
Subtotal GSEs	12,041	—	12,041	359	(8)	12,392
PLRMBS:
Prime	1,657	—	1,657	4	(40)	1,621
Alt-A, option ARM	18	—	18	—	(2)	16
Alt-A, other	1,115	(32)	1,083	23	(37)	1,069
Subtotal PLRMBS	2,790	(32)	2,758	27	(79)	2,706
Total MBS	15,141	(32)	15,109	394	(87)	15,416
Total	$17,264	$(32)	$17,232	$394	$(194)	$17,432

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,739	$—	$1,739	$—	$—	$1,739
Housing finance agency bonds	535	—	535	—	(114)	421
Subtotal	2,274	—	2,274	—	(114)	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	—	340	8	—	348
GSEs:
Freddie Mac	4,828	—	4,828	162	(1)	4,989
Fannie Mae	7,020	—	7,020	247	(5)	7,262
Subtotal GSEs	11,848	—	11,848	409	(6)	12,251
PLRMBS:
Prime	1,749	—	1,749	3	(57)	1,695
Alt-A, option ARM	41	—	41	—	(7)	34
Alt-A, other	1,158	(34)	1,124	23	(51)	1,096
Subtotal PLRMBS	2,948	(34)	2,914	26	(115)	2,825
Total MBS	15,136	(34)	15,102	443	(121)	15,424
Total	$17,410	$(34)	$17,376	$443	$(235)	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

At March 31, 2013, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $71, discounts of $43, and credit-related OTTI of $6 (including interest accretion adjustments of $5). At December 31,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2012, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $67, discounts of $36, and credit-related OTTI of $6 (including interest accretion adjustments of $5).

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s held-to-maturity portfolio to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 4 – Available-for-Sale Securities and Note 6 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$250	$—	$—	$—	$250	$—
Housing finance agency bonds	—	—	380	107	380	107
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	508	4	12	—	520	4
Fannie Mae	35	1	261	3	296	4
Subtotal GSEs	543	5	273	3	816	8
PLRMBS:
Prime	80	—	1,011	40	1,091	40
Alt-A, option ARM	—	—	16	2	16	2
Alt-A, other	20	—	875	69	895	69
Subtotal PLRMBS	100	—	1,902	111	2,002	111
Total MBS	643	5	2,178	114	2,821	119
Total	$893	$5	$2,558	$221	$3,451	$226

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$421	$114	421	$114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	314	1	13	—	327	1
Fannie Mae	56	1	270	4	326	5
Subtotal GSEs	370	2	283	4	653	6
PLRMBS:
Prime	83	2	1,197	55	1,280	57
Alt-A, option ARM	—	—	34	7	34	7
Alt-A, other	—	—	1,043	85	1,043	85
Subtotal PLRMBS	83	2	2,274	147	2,357	149
Total MBS	453	4	2,560	151	3,013	155
Total	$453	$4	$2,981	$265	$3,434	$269

As indicated in the tables above, the Bank’s investments classified as held-to-maturity had gross unrealized losses primarily related to housing finance agency bonds and PLRMBS. The gross unrealized losses associated with the housing finance agency bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2013, and December 31, 2012, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,636	$1,636	$1,636
Due after 1 year through 5 years	17	17	15
Due after 5 years through 10 years	40	40	34
Due after 10 years	430	430	331
Subtotal	2,123	2,123	2,016
MBS:
Other U.S. obligations – Ginnie Mae	310	310	318
GSEs:
Freddie Mac	5,524	5,524	5,670
Fannie Mae	6,517	6,517	6,722
Subtotal GSEs	12,041	12,041	12,392
PLRMBS:
Prime	1,657	1,657	1,621
Alt-A, option ARM	18	18	16
Alt-A, other	1,115	1,083	1,069
Subtotal PLRMBS	2,790	2,758	2,706
Total MBS	15,141	15,109	15,416
Total	$17,264	$17,232	$17,432

December 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,739	$1,739	$1,739
Due after 1 year through 5 years	18	18	17
Due after 5 years through 10 years	46	46	39
Due after 10 years	471	471	365
Subtotal	2,274	2,274	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	340	348
GSEs:
Freddie Mac	4,828	4,828	4,989
Fannie Mae	7,020	7,020	7,262
Subtotal GSEs	11,848	11,848	12,251
PLRMBS:
Prime	1,749	1,749	1,695
Alt-A, option ARM	41	41	34
Alt-A, other	1,158	1,124	1,096
Subtotal PLRMBS	2,948	2,914	2,825
Total MBS	15,136	15,102	15,424
Total	$17,410	$17,376	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2013, and December 31, 2012, are detailed in the following table:

	March 31, 2013	December 31, 2012
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,636	$1,739
Adjustable rate	487	535
Subtotal	2,123	2,274
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	687	821
Adjustable rate	471	467
Collateralized mortgage obligations:
Fixed rate	9,495	9,096
Adjustable rate	4,488	4,752
Subtotal	15,141	15,136
Total	$17,264	$17,410

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2013	December 31, 2012
Passthrough securities:
Converts in 1 year or less	$49	$76
Converts after 1 year through 5 years	530	614
Converts after 5 years through 10 years	95	116
Total	$674	$806
Collateralized mortgage obligations:
Converts in 1 year or less	$25	$26
Converts after 1 year through 5 years	436	506
Total	$461	$532

Note 6 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a housing price forecast with seven short-term projections, with changes ranging from (4.0)% to 4.0% over the 12-month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast has changes from (1.0)% to 1.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates by month at March 31, 2013.

Months	March 31, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 42	2.0%	-	6.0%
43 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank’s variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward rates of the index changes over time, the effective interest rates derived from that index will also change over time. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2013 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2013, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	11.7	25.7	45.4	0.0
Alt-A, option ARM
2005	4.9	31.8	40.0	31.1
Alt-A, other
2007	8.7	39.0	46.4	7.7
2005	7.6	29.1	48.6	17.3
2004 and earlier	8.7	3.8	28.3	15.5
Total Alt-A, other	8.3	35.2	46.7	10.8
Total	8.2	35.1	46.5	11.4

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

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $2 and $2 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the three months ended March 31, 2013 and 2012, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$1,397	$1,362
Additional charges on securities for which OTTI was previously recognized(1)	3	9
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(2)	—
Balance, end of the period	$1,398	$1,371

(1)
For the three months ended March 31, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the three months ended March 31, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2012.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers’ creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, nonrecurring, or unusual for the Bank that could not have been reasonably anticipated may

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s held-to-maturity portfolio to its available-for-sale portfolio at their fair values. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers’ creditworthiness. The decline in the issuers’ creditworthiness is the basis for the transfers to the available-for-sale portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The following table summarizes the PLRMBS transferred from the Bank’s held-to-maturity portfolio to its available-for-sale portfolio during the three months ended March 31, 2013 and 2012. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$3	$—	$—	$3
Alt-A, option ARM	22	(3)	—	19	—	—	—	—
Alt-A, other	—	—	—	—	39	(6)	—	33
Total	$22	$(3)	$—	$19	$42	$(6)	$—	$36

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at March 31, 2013, and December 31, 2012, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$939	$796	$791	$—	$—	$—	$—
Alt-A, option ARM	1,625	1,214	1,084	—	—	—	—
Alt-A, other	6,890	6,052	5,778	168	166	133	156
Total	$9,454	$8,062	$7,653	$168	$166	$133	$156

December 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$976	$832	$800	$—	$—	$—	$—
Alt-A, option ARM	1,641	1,227	1,010	—	—	—	—
Alt-A, other	7,153	6,293	5,794	173	171	136	159
Total	$9,770	$8,352	$7,604	$173	$171	$136	$159

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2013, the Bank has experienced net unrealized losses primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2013, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of March 31, 2013, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit were all with issuers that had credit ratings of at least A at March 31, 2013. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of March 31, 2013, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $107. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2013, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2013, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.10% to 8.57% at March 31, 2013, and 0.09% to 8.57% at December 31, 2012, as summarized below.

	March 31, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,332	0.50%	$19,565	0.61%
After 1 year through 2 years	6,788	1.45	5,957	1.47
After 2 years through 3 years	5,924	1.70	6,352	1.59
After 3 years through 4 years	5,502	1.19	5,869	1.35
After 4 years through 5 years	3,066	1.41	2,772	1.51
After 5 years	2,597	2.38	2,665	2.43
Total par amount	46,209	1.04%	43,180	1.14%
Valuation adjustments for hedging activities	243		282
Valuation adjustments under fair value option	261		288
Total	$46,713		$43,750
Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,943 at March 31, 2013, and $6,867 at December 31, 2012. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $109 at March 31, 2013, and $73 at December 31, 2012.

The Bank’s advances at March 31, 2013, and December 31, 2012, included $197 and $197, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at March 31, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Within 1 year	$22,390	$19,633	$22,514	$19,747
After 1 year through 2 years	6,783	5,952	6,746	5,915
After 2 years through 3 years	5,939	6,357	5,924	6,352
After 3 years through 4 years	5,502	5,869	5,502	5,869
After 4 years through 5 years	3,101	2,762	2,926	2,672
After 5 years	2,494	2,607	2,597	2,625
Total par amount	$46,209	$43,180	$46,209	$43,180

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2013, and March 31, 2012. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2013 and 2012.

	March 31, 2013		Three Months Ended March 31, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	17%	$21	17%
JPMorgan Chase Bank, National Association(3)	841	2	2	2
Subtotal JPMorgan Chase & Co.	8,691	19	23	19
Citibank, N.A.(3)	8,284	18	5	4
Bank of America California, N.A.	6,000	13	2	2
First Republic Bank	4,140	9	14	12
OneWest Bank, FSB	3,639	8	11	9
Subtotal	30,754	67	55	46
Others	15,455	33	66	54
Total	$46,209	100%	$121	100%

	March 31, 2012		Three Months Ended March 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.(3)	$15,808	26%	$15	7%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	11,600	19	27	14
JPMorgan Chase Bank, National Association(3)	1,554	3	4	2
Subtotal JPMorgan Chase & Co.	13,154	22	31	16
Union Bank, N.A.	5,500	9	14	7
Bank of the West	4,610	8	27	14
Bank of America California, N.A.	3,700	6	7	3
Subtotal	42,772	71	94	47
Others	18,669	29	104	53
Total	$61,441	100%	$198	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of March 31, 2013, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2013, and December 31, 2012, are detailed below:

	March 31, 2013	December 31, 2012
Par amount of advances:
Fixed rate:
Due within 1 year	$9,744	$5,397
Due after 1 year	17,849	17,563
Total fixed rate	27,593	22,960
Adjustable rate:
Due within 1 year	12,588	14,168
Due after 1 year	6,028	6,052
Total adjustable rate	18,616	20,220
Total par amount	$46,209	$43,180

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2013, and December 31, 2012.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2013	March 31, 2012
Prepayment fees received	$1	$95
Fair value adjustments	(1)	(73)
Net	$—	$22
Advance principal prepaid	$58	$1,353

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

The following table presents information as of March 31, 2013, and December 31, 2012, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2013	December 31, 2012
Fixed rate medium-term mortgage loans	$324	$359
Fixed rate long-term mortgage loans	858	937
Subtotal	1,182	1,296
Unamortized premiums	10	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	1,176	1,292
Less: Allowance for credit losses	(3)	(3)
Total mortgage loans held for portfolio, net	$1,173	$1,289

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$924	79%	8,975	69%
OneWest Bank, FSB	158	13	2,905	23
Subtotal	1,082	92	11,880	92
Others	100	8	1,065	8
Total	$1,182	100%	12,945	100%

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

(1)	Nonmember institution.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2012 Form 10-K.

Credit Products. The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At March 31, 2013, and December 31, 2012, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2013, or during 2012.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies as of March 31, 2013, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During the first three months of 2013, no member institutions were placed into receivership.

From April 1, 2013, to April 30, 2013, no member institutions were placed into receivership.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of March 31, 2013, and December 31, 2012.

	March 31, 2013	December 31, 2012
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$20	$18
60 – 89 days delinquent	8	7
90 days or more delinquent	31	32
Total past due	59	57
Total current loans	1,123	1,241
Total mortgage loans	$1,182	$1,298
In process of foreclosure, included above(2)	$19	$20
Nonaccrual loans	$31	$32
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.64%	2.45%

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

(3)
Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding. The ratio increased primarily because of the decline in the recorded investment of the Bank’s mortgage loans.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$3	$6
Charge-offs – transferred to real estate owned (REO)	—	(1)
Provision for/(reversal of) credit losses	—	1
Balance, end of the period	$3	$6
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.02)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	March 31, 2013	December 31, 2012
Allowance for credit losses, end of period
Individually evaluated for impairment	$3	$3
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$3	$3
Recorded investment, end of period
Individually evaluated for impairment	$30	$31
Collectively evaluated for impairment	1,152	1,267
Total recorded investment	$1,182	$1,298

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$18	$18	$—	$19	$19	$—
With an allowance	12	12	3	12	12	3
Total	$30	$30	$3	$31	$31	$3

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
With no related allowance	$19	$21
With an allowance	12	17
Total	$31	$38

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

4.
Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating institution’s credit enhancement obligation at the time losses are incurred.

5.	Losses in excess of the First Loss Account and the participating institution’s remaining credit enhancement for the Master Commitment, if any, are incurred by the Bank.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2013, and December 31, 2012, and for MPF Plus loans totaling $3 as of March 31, 2013, and $3 as of December 31, 2012.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2013, and December 31, 2012, and for MPF Plus loans totaling de minimis amounts as of March 31, 2013, and December 31, 2012.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cashflow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

As of March 31, 2013, and December 31, 2012, the recorded investment of the Bank’s nonperforming MPF loans classified as TDRs was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If not, the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at March 31, 2013, and December 31, 2012.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2013, and December 31, 2012, were repaid or are expected to be repaid according to the contractual terms.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits as of March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Interest-bearing deposits:
Demand and overnight	$219	$224
Term	3	2
Total interest-bearing deposits	222	226
Non-interest-bearing deposits	1	1
Total	$223	$227

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2013, and December 31, 2012, are detailed in the following table:

	March 31, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$3	0.02%	$2	0.03%
Adjustable rate	219	0.01	224	0.01
Total interest-bearing deposits	222	0.01	226	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$223	0.01%	$227	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $3 at March 31, 2013, and $2 at December 31, 2012. These time deposits were scheduled to mature within six months.

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$38,307	1.16%	$40,714	1.25%
After 1 year through 2 years	5,746	1.27	9,661	0.87
After 2 years through 3 years	3,500	1.74	3,622	1.34
After 3 years through 4 years	5,885	3.46	6,406	3.45
After 4 years through 5 years	3,011	2.04	2,896	2.14
After 5 years	6,982	2.11	6,022	2.18
Total par amount	63,431	1.56%	69,321	1.52%
Unamortized premiums	84		69
Unamortized discounts	(18)		(22)
Valuation adjustments for hedging activities	778		906
Fair value option valuation adjustments	21		36
Total	$64,296		$70,310

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $8,807 at March 31, 2013, and $8,778 at December 31, 2012. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank may enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,403 at March 31, 2013, and $4,233 at December 31, 2012. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2013	December 31, 2012
Par amount of consolidated obligation bonds:
Non-callable	$54,624	$60,543
Callable	8,807	8,778
Total par amount	$63,431	$69,321

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Within 1 year	$46,739	$48,712
After 1 year through 2 years	5,791	9,271
After 2 years through 3 years	3,410	3,547
After 3 years through 4 years	5,663	6,131
After 4 years through 5 years	1,106	1,093
After 5 years	722	567
Total par amount	$63,431	$69,321

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$12,831	0.12%	$5,211	0.15%
Unamortized discounts	(2)		(2)
Total	$12,829		$5,209

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2013, and December 31, 2012, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2012 Form 10-K.

	March 31, 2013	December 31, 2012
Par amount of consolidated obligations:
Bonds:
Fixed rate	$37,008	$40,823
Adjustable rate	24,193	26,918
Step-up	1,815	1,345
Step-down	265	165
Fixed rate that converts to adjustable rate	150	70
Total bonds, par	63,431	69,321
Discount notes, par	12,831	5,211
Total consolidated obligations, par	$76,262	$74,532

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2013, and December 31, 2012. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, See Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the three months ended March 31, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2011	$(1,836)	$(46)	$(11)	$(1,893)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	—	(3)		(3)
Non-credit-related OTTI loss transferred	(6)	6		—
Net change in fair value	268			268
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	263	5	—	268
Balance, March 31, 2012	$(1,573)	$(41)	$(11)	$(1,625)

Balance, December 31, 2012	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	—	(3)		(3)
Non-credit-related OTTI loss transferred	(3)	3		—
Net change in fair value	340			340
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	339	2	—	341
Balance, March 31, 2013	$(409)	$(32)	$(12)	$(453)

Note 13 — Capital

Capital Requirements. Under the Housing and Economic Recovery Act of 2008 (Housing Act), the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock, which is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. Non-permanent capital consists of Class A stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A stock.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of March 31, 2013, and December 31, 2012, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Risk-based capital	$4,107	$10,161	$4,073	$10,750
Total regulatory capital	$3,504	$10,161	$3,457	$10,750
Total regulatory capital ratio	4.00%	11.60%	4.00%	12.44%
Leverage capital	$4,380	$15,242	$4,321	$16,125
Leverage ratio	5.00%	17.40%	5.00%	18.66%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,907 outstanding to 52 institutions at March 31, 2013, and $4,343 outstanding to 53 institutions at December 31, 2012. The change in mandatorily redeemable capital stock for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at the beginning of the period	$4,343	$5,578
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	1	—
Redemption of mandatorily redeemable capital stock	(1)	(5)
Repurchase of excess mandatorily redeemable capital stock	(436)	(266)
Balance at the end of the period	$3,907	$5,307

Cash dividends on mandatorily redeemable capital stock in the amount of $26 and $7 were recorded as interest expense for the three months ended March 31, 2013 and 2012, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2013, and December 31, 2012.

Contractual Redemption Period	March 31, 2013	December 31, 2012
Within 1 year	$770	$847
After 1 year through 2 years	904	1,003
After 2 years through 3 years	167	194
After 3 years through 4 years	2,034	2,263
After 4 years through 5 years	32	36
Total	$3,907	$4,343

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2013				March 31, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	(4)	—	16	12	21	105	34	160
Balance at the end of the period	$69	$1,800	$144	$2,013	$100	$1,800	$63	$1,963

For more information on these three categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $51 at an annualized rate of 2.30% in first quarter of 2013 and $13 at an annualized rate of 0.48% in the first quarter of 2012.

On April 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2013 at an annualized dividend rate of 3.38%. The Bank recorded the dividend on April 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $71, on or about May 16, 2013.

The Bank will pay the dividend in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of March 31, 2013, the Bank’s excess capital stock totaled $4,623, or 5.28% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess Capital Stock. The Bank may repurchase some or all of a shareholder’s excess capital stock and any excess mandatorily redeemable capital stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder’s excess capital stock at the shareholder’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750 in excess capital stock in the first quarter of 2013, compared to $446 in the first quarter of 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

During the first quarter of 2013, the five-year redemption period for $1 in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption date.

On April 29, 2013, the Bank announced that it plans to repurchase up to $750 in excess capital stock on May 17, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $4,623 as of March 31, 2013, and $5,452 as of December 31, 2012.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2013, and December 31, 2012.

	March 31, 2013		December 31, 2012
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$2,021	26%	$2,246	26%
Banamex USA	1	—	2	—
Subtotal Citigroup Inc.	2,022	26	2,248	26
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	939	12	1,044	13
JPMorgan Chase Bank, National Association(1)	625	8	695	8
Subtotal JPMorgan Chase & Co.	1,564	20	1,739	21
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	818	10	909	11
Wells Fargo Financial National Bank	3	—	3	—
Subtotal Wells Fargo & Company	821	10	912	11
Total capital stock ownership over 10%	4,407	56	4,899	58
Others	3,451	44	3,604	42
Total	$7,858	100%	$8,503	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Note 14 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/loss on derivatives and hedging

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charges on the Bank’s PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank’s overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 18 – Segment Information” in the Bank’s 2012 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three months ended March 31, 2013 and 2012.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
Three months ended:
March 31, 2013	$43	$113	$156	$(18)	$21	$26	$127	$(4)	$30	$93
March 31, 2012	73	127	200	(37)	(11)	7	241	(20)	32	189

(1)	Does not include credit-related OTTI charges of $3 and $9 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank’s Retained Earnings and Dividend Policy.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2013, and December 31, 2012.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2013	$63,544	$24,049	$87,593
December 31, 2012	62,306	24,115	86,421

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

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, for example, a swaption can protect the Bank against future interest rate changes when it is planning to lend or borrow funds in the future.

Interest Rate Caps and Floors – In a cap agreement, additional cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price. In a floor agreement, additional cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price. Caps and floors may be used in conjunction with assets or liabilities. In general, caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

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

Intermediation – As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary may also arise when the Bank enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at March 31, 2013, and $430 at December 31, 2012. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2013, and December 31, 2012, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

Advances – The Bank offers a wide array of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

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

Consolidated Obligations – Consolidated obligation bonds are structured to meet the Bank’s and/or investors’ needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the cost that would be available through the issuance of an adjustable rate bond alone. The Bank will generally elect fair value hedge accounting treatment for these hedging relationships.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2013, or the year ended December 31, 2012.

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All of the Bank’s bilateral agreements governing derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivative transactions.

The notional amount of an interest rate exchange agreement serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The Bank had notional amounts outstanding of $75,382 and $90,416 at March 31, 2013, and December 31, 2012, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The Bank's bilateral agreements for derivative transactions contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. Certain of these derivative agreements provide that, if the Bank's debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; if this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2013, was $60, for which the Bank had posted collateral with a fair value of $6 in the normal course of business. If the Bank’s credit rating at March 31, 2013, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to an additional $21 of collateral (at fair value) to its derivative counterparties at March 31, 2013.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2013, and December 31, 2012. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013			December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$27,011	$873	$249	$30,634	$941	$286
Total	27,011	873	249	30,634	941	286
Derivatives not designated as hedging instruments:
Interest rate swaps	47,900	228	289	59,211	264	338
Interest rate caps, floors, corridors, and/or collars	471	1	5	571	1	6
Total	48,371	229	294	59,782	265	344
Total derivatives before netting and collateral adjustments	$75,382	1,102	543	$90,416	1,206	630
Netting adjustments by counterparty		(483)	(483)		(587)	(587)
Cash collateral and related accrued interest		(69)	(9)		(90)	(20)
Total collateral and netting adjustments(1)		(552)	(492)		(677)	(607)
Total derivative assets and total derivative liabilities		$550	$51		$529	$23

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(2)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(2)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(13)	16
Net interest settlements	21	(11)
Total net gain/(loss) related to derivatives not designated as hedging instruments	8	5
Net gain/(loss) on derivatives and hedging activities	$6	$3

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2013				March 31, 2012
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$37	$(37)	$—	$(30)	$24	$(23)	$1	$(39)
Consolidated obligation bonds	(114)	112	(2)	113	(64)	61	(3)	134
Total	$(77)	$75	$(2)	$83	$(40)	$38	$(2)	$95

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three months ended March 31, 2013 and 2012, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2013, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The Bank’s bilateral agreements for derivative transactions are enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, the Bank has elected to offset, at the individual master agreement level, the gross derivative assets and gross derivative liabilities and the related received or pledged cash collateral and associated accrued interest.

The following table presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the Bank’s master netting arrangements or similar agreements.

	March 31, 2013			December 31, 2012
	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$1,102	$543		$1,206		$630
Gross amounts of netting adjustments and cash collateral	(552)	(492)		(677)		(607)
Total derivative assets and total derivative liabilities	550	51	—	529	—	23
Non-cash collateral received or pledged not offset:(1)
Can be sold or repledged	(548)	(6)		(525)		(2)
Cannot be sold or repledged	—	—		—		—
Net unsecured amount(2)	$2	$45		$4		$21

(1)	Non-cash collateral consists of investment securities. Any over-collateralization at an individual master agreement level is not included in the determination of the net unsecured amount.

(2)
At March 31, 2013, and December 31, 2012, the Bank had no additional net credit exposure because of instances where the Bank’s pledged non-cash collateral to a counterparty exceeded the Bank’s net derivative liability position.

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

available to the Bank at March 31, 2013, and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank’s financial instruments at March 31, 2013, and December 31, 2012.

	March 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,072	$1,072	$1,072	$—	$—	$—
Securities purchased under agreements to resell	500	500	—	500	—	—
Federal funds sold	9,034	9,034	—	9,034	—	—
Trading securities	3,442	3,442	—	3,442	—	—
Available-for-sale securities	7,653	7,653	—	—	7,653	—
Held-to-maturity securities	17,232	17,432	—	14,345	3,087	—
Advances	46,713	46,886	—	46,886	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,173	1,251	—	1,251	—	—
Accrued interest receivable	105	105	—	105	—	—
Derivative assets, net(1)	550	550	—	1,102	—	(552)
Liabilities
Deposits	223	223	—	223	—	—
Consolidated obligations:
Bonds	64,296	64,484	—	64,484	—	—
Discount notes	12,829	12,829	—	12,829	—	—
Total consolidated obligations	77,125	77,313	—	77,313	—	—
Mandatorily redeemable capital stock	3,907	3,907	3,907	—	—	—
Accrued interest payable	243	243	—	243	—	—
Derivative liabilities, net(1)	51	51	—	543	—	(492)
Other
Standby letters of credit	13	13	—	13	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$104	$104	$104	$—	$—	$—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	10,857	10,857	—	10,857	—	—
Trading securities	3,191	3,191	—	3,191	—	—
Available-for-sale securities	7,604	7,604	—	—	7,604	—
Held-to-maturity securities	17,376	17,584	—	14,338	3,246	—
Advances	43,750	43,919	—	43,919	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,289	1,368	—	1,368	—	—
Accrued interest receivable	101	101	—	101	—	—
Derivative assets, net(1)	529	529	—	1,206	—	(677)
Liabilities
Deposits	227	227	—	227	—	—
Consolidated obligations:
Bonds	70,310	70,577	—	70,577	—	—
Discount notes	5,209	5,210	—	5,210	—	—
Total consolidated obligations	75,519	75,787	—	75,787	—	—
Mandatorily redeemable capital stock	4,343	4,343	4,343	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities, net(1)	23	23	—	630	—	(607)
Other
Standby letters of credit	13	13	—	13	—	—

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

The application of the fair value hierarchy to the Bank’s financial assets and financial liabilities that are carried at fair value either on a recurring or non-recurring basis is as follows:

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2013:

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

Investment Securities – Commercial Paper and Certificates of Deposit – The estimated fair values of these investments are determined by calculating the present value of expected cash flows and reducing the amount for accrued interest receivable, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

In January 2013, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors’ pricing processes, methodologies, and control procedures.

The Bank’s valuation technique for estimating the fair values of its MBS first requires the establishment of a “median” vendor price for each security. If four vendor prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value) subject to additional validation. All vendor prices that are within a specified tolerance threshold of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

As of March 31, 2013, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of March 31, 2013, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. As a result of this analysis, the fair value estimates of 3 out of 339 PLRMBS were adjusted to a fair value more indicative of the market-implied yield, and the combined fair values of these 3 PLRMBS were adjusted from $292 to $313.

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

The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. The Bank obtains market-observable inputs from derivative dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. The Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees. In addition, the Bank did not adjust its fair value measurement of advances for creditworthiness primarily because advances were fully collateralized.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency mortgage loan commitment rates adjusted for differences in coupon, average loan rate, seasoning, and cash flow remittance between the Bank’s mortgage loans and the referenced mortgage loans. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

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

The Bank is subject to credit risk in derivative transactions because of potential nonperformance by the derivative counterparties. To mitigate this risk, the Bank executes bilateral derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

CO Curve inputs obtained from the Office of Finance. The Office of Finance constructs the CO Curve using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, and market activity for similar liabilities, such as recent GSE trades or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivative dealers. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew).

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

Mandatorily Redeemable Capital Stock – The estimated fair value of capital stock subject to mandatory redemption is generally at par value as indicated by contemporaneous purchases, redemptions, and repurchases at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared capital stock dividend. The Bank’s capital stock can only be acquired by members at par value and redeemed or repurchased at par value, subject to statutory and regulatory requirements. The Bank’s capital stock is not traded, and no market mechanism exists for the exchange of Bank capital stock outside the cooperative ownership structure.

Commitments – The estimated fair value of the Bank’s commitments to extend credit was de minimis at March 31, 2013, and December 31, 2012. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank’s standby letters of credit is recorded in other liabilities.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2013, and December 31, 2012, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,427	$—	$—	$3,427
MBS:
Other U.S. obligations – Ginnie Mae	—	15	—	—	15
Total trading securities	—	3,442	—	—	3,442
Available-for-sale securities:
PLRMBS	—	—	7,653	—	7,653
Total available-for-sale securities	—	—	7,653	—	7,653
Advances(2)	—	7,397	—	—	7,397
Derivative assets, net: interest rate-related	—	1,102	—	(552)	550
Total recurring fair value measurements – Assets	$—	$11,941	$7,653	$(552)	$19,042
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$25,944	$—	$—	$25,944
Derivative liabilities, net: interest rate-related	—	543	—	(492)	51
Total recurring fair value measurements – Liabilities	$—	$26,487	$—	$(492)	$25,995
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

December 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,175	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,191	—	—	3,191
Available-for-sale securities:
PLRMBS	—	—	7,604	—	7,604
Total available-for-sale securities	—	—	7,604	—	7,604
Advances(2)	—	7,401	—	—	7,401
Derivative assets, net: interest rate-related	—	1,206	—	(677)	529
Total recurring fair value measurements – Assets	$—	$11,798	$7,604	$(677)	$18,725
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$27,884	$—	$—	$27,884
Derivative liabilities, net: interest rate-related	—	630	—	(607)	23
Total recurring fair value measurements – Liabilities	$—	$28,514	$—	$(607)	$27,907
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $7,387 and $7,390 of advances recorded under the fair value option at March 31, 2013, and December 31, 2012, respectively, and $10 and $11 of advances recorded at fair value at March 31, 2013, and December 31, 2012, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(3)
Includes $25,944 and $27,884 of consolidated obligation bonds recorded under the fair value option at March 31, 2013, and December 31, 2012, respectively. There were no consolidated obligation bonds recorded at fair value at March 31, 2013, and December 31, 2012, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank’s available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$7,604	$7,687
Total gain/(loss) realized and unrealized included in:
Net OTTI loss, credit-related	(3)	(15)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	342	269
Settlements	(309)	(295)
Transfers of held-to-maturity to available-for-sale securities	19	36
Balance, end of the period	$7,653	$7,682
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(3)	$(15)

Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated bonds carried at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized in non-interest income or non-interest expense.

For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Fair Values” in the Bank’s 2012 Form 10-K.

The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential earnings volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The potential earnings volatility associated with using fair value only for the derivative is the Bank’s primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting or that have not previously met or may be at risk for not meeting the hedge effectiveness requirements.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2013		March 31, 2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,390	$27,884	$8,684	$15,712
New transactions elected for fair value option	157	885	226	1,176
Maturities and terminations	(133)	(2,810)	(970)	(5,046)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(26)	(15)	(26)	(13)
Change in accrued interest	(1)	—	(3)	(6)
Balance, end of the period	$7,387	$25,944	$7,911	$11,823

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three months ended March 31, 2013 and 2012.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2013, and December 31, 2012:

	At March 31, 2013			At December 31, 2012
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,126	$7,387	$261	$7,102	$7,390	$288
Consolidated obligation bonds	25,923	25,944	21	27,848	27,884	36

(1)	At March 31, 2013, and December 31, 2012, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $665,975 at March 31, 2013, and $687,902 at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $76,262 at March 31, 2013, and $74,532 at December 31, 2012. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

Off-balance sheet commitments as of March 31, 2013, and December 31, 2012, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013			December 31, 2012
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,066	$2,464	$3,530	$1,010	$2,409	$3,419
Commitments to fund additional advances(1)	3	2	5	20	1	21
Unsettled consolidated obligation bonds, par(2)	225	—	225	635	—	635
Unsettled consolidated obligation discount notes, par	350	—	350	—	—	—
Interest rate exchange agreements, traded but not yet settled(3)	255	—	255	916	—	916

(1)	At March 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2012, $16 was hedged with associated interest rate swaps.

(2)	At March 31, 2013, and December 31, 2012, $200 and $500, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)
At March 31, 2013, $55 of settled consolidated obligation discount notes were hedged with associated interest swaps. At December 31, 2012, $400 of the unsettled investments were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 107 days to 10 years, including a final expiration in 2022. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $13 at March 31, 2013, and $13 at December 31, 2012. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2013, and December 31, 2012.

Commitments to fund additional advances totaled $5 at March 31, 2013, and $21 at December 31, 2012. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2013, and December 31, 2012. The estimated fair value of advance commitments was de minimis to the balance sheet as of March 31, 2013, and December 31, 2012.

Commitments to participate in the issuance of consolidated obligations totaled $575 at March 31, 2013, and $635 at December 31, 2012. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of March 31, 2013, and December 31, 2012.

The Bank executes interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of March 31, 2013, the Bank had pledged total collateral of $16, including securities with a carrying value of $6, all of which could be sold or repledged, and cash of $10 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2012, the Bank had pledged total collateral of $23, including

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities with a carrying value of $2, all of which could be sold or repledged, and cash of $21 to counterparties that had market risk exposure to the Bank related to derivatives.

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

Note 18 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank’s Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The tables include securities transactions where certain members, nonmembers, and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP or Community Investment Cash Advance (CICA) grants. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP or CICA grants provided to, the affiliates of certain members and nonmembers are in the ordinary course of the Bank’s business.

	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$1	$1
Investments(1)	2,077	3,929
Advances	21,334	20,787
Mortgage loans held for portfolio	980	1,074
Accrued interest receivable	32	32
Other assets	—	10
Derivative assets, net	361	362
Total Assets	$24,785	$26,195
Liabilities:
Deposits	$12	$31
Mandatorily redeemable capital stock	3,464	3,850
Derivative liabilities, net	8	15
Total Liabilities	$3,484	$3,896
Notional amount of derivatives	$15,678	$16,863
Standby letters of credit	197	255

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2013	March 31, 2012
Interest Income:
Investments(1)	$8	$10
Advances(2)	39	49
Mortgage loans held for portfolio	12	18
Total Interest Income	$59	$77
Interest Expense:
Mandatorily redeemable capital stock	$23	$6
Consolidated obligations(2)	(46)	(57)
Total Interest Expense	$(23)	$(51)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(35)	$(24)
Other income	—	1
Total Other Income/(Loss)	$(35)	$(23)

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

(2)	Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements.

Note 19 — Subsequent Events

The Bank evaluated events subsequent to March 31, 2013, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks;

•	changes in Bank members’ demand for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank’s derivative counterparties;

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

•	designation of the Bank as a “nonbank financial company” by the Financial Stability Oversight Council;

•	technological changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	changes in the FHLBanks’ long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and the Bank’s 2012 Form 10-K.

Quarterly Overview

Economic activity in the United States expanded modestly in the first quarter of 2013. Employment increased at a moderate but unsteady pace, and the unemployment rate fell slightly during the period, but remained at a high level. On March 1, the federal sequestration law mandating reduced government expenditures went into effect, and consumer confidence weakened noticeably in March. The Federal Reserve Board left monetary policy unchanged during the quarter, and inflation remained subdued.

The housing market continued to reflect strong demand from investors for affordable properties suitable for rental purposes during the first quarter of 2013. As a result, home prices have been pushed up sharply in some markets, particularly those that experienced the greatest declines in property values since the recession began. Home construction activity has resumed, with some builders reporting shortages of labor, land, and materials. Lenders have reported that loan demand has improved, and some large members of the Federal Home Loan Bank of San Francisco have indicated increased activity in consumer lending.

Net income for the first quarter of 2013 was $81 million, compared to net income of $169 million for the first quarter of 2012. The decrease in net income for the first quarter of 2013 reflected a decline in net interest income to $127 million, down from $242 million for the first quarter of 2012. This decline was due, in part, to lower average balances of advances, mortgage-backed securities (MBS), and mortgage loans; a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment; lower advance prepayment fees; and an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense.

Total other income/(loss) for the first quarter of 2013 was a loss of $4 million, compared to a loss of $20 million for the first quarter of 2012. The loss for the first quarter of 2013 reflected a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $24 million; net interest income on derivative instruments used in economic hedges of $21 million, which was generally offset by net interest expense on the economically hedged assets and liabilities; and a credit-related other-than-temporary impairment (OTTI) charge of $3 million on certain private-label residential mortgage-backed securities (PLRMBS).

During the first quarter of 2013, total assets increased $1.2 billion, or 1%, to $87.6 billion at March 31, 2013, from $86.4 billion at December 31, 2012. Total advances increased $2.9 billion, or 7%, to $46.7 billion at March 31, 2013, from $43.8 billion at December 31, 2012. In total, 32 members increased their use of advances during the first quarter of 2013, while 72 institutions reduced their advances borrowings.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the first quarter of 2013, based on the Bank’s risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members.

Accumulated other comprehensive loss declined $341 million during the first quarter of 2013, to $453 million at March 31, 2013, from $794 million at December 31, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

Additional information about investments and OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank’s PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On April 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2013 at an annualized rate of 3.38%. The Bank recorded the dividend on April 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $71 million, on or about May 16, 2013. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of March 31, 2013, the Bank’s excess capital stock totaled $4.6 billion, or 5.28% of total assets.

As of March 31, 2013, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 11.60%, exceeding the 4.00% requirement. The Bank had $10.2 billion in regulatory capital, exceeding its risk-based capital requirement of $4.1 billion. Total retained earnings were $2.3 billion as of March 31, 2013.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on May 17, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank will continue to monitor the condition of the Bank’s PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Selected Balance Sheet Items at Quarter End
Total Assets	$87,593	$86,421	$94,189	$102,662	$110,087
Advances	46,713	43,750	51,825	56,074	62,040
Mortgage Loans Held for Portfolio, Net	1,173	1,289	1,411	1,547	1,686
Investments(1)	37,861	40,528	40,357	44,283	42,177
Consolidated Obligations:(2)
Bonds	64,296	70,310	73,371	73,528	74,579
Discount Notes	12,829	5,209	9,728	17,611	23,318
Mandatorily Redeemable Capital Stock	3,907	4,343	4,770	5,048	5,307
Capital Stock —Class B —Putable	3,951	4,160	4,464	4,643	4,717
Unrestricted Retained Earnings	290	246	204	97	3
Restricted Retained Earnings	2,013	2,001	1,979	1,954	1,963
Accumulated Other Comprehensive Income/(Loss)	(453)	(794)	(1,067)	(1,568)	(1,625)
Total Capital	5,801	5,613	5,580	5,126	5,058
Selected Operating Results for the Quarter
Net Interest Income	$127	$171	$219	$216	$242
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	(2)	1
Other Income/(Loss)	(4)	(28)	(34)	(82)	(20)
Other Expense	30	35	33	34	32
Assessments	12	14	15	11	20
Net Income/(Loss)	$81	$94	$137	$91	$169
Selected Other Data for the Quarter
Net Interest Margin(3)	0.59%	0.75%	0.88%	0.82%	0.88%
Operating Expenses as a Percent of Average Assets	0.12	0.14	0.11	0.11	0.10
Return on Average Assets	0.37	0.41	0.54	0.34	0.62
Return on Average Equity	5.59	6.73	10.25	7.23	13.99
Annualized Dividend Rate	2.30	2.51	0.47	0.51	0.48
Dividend Payout Ratio(4)	30.89	30.63	4.03	6.63	3.48
Average Equity to Average Assets Ratio	6.62	6.07	5.30	4.76	4.40
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	11.60	12.44	12.12	11.44	10.89
Duration Gap (in months)	1	(1)	(1)	—	—

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
March 31, 2013	$665,975
December 31, 2012	687,902
September 30, 2012	674,487
June 30, 2012	685,195
March 31, 2012	658,015

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three months ended March 31, 2013 and 2012, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

First Quarter of 2013 Compared to First Quarter of 2012

Average Balance Sheets

	Three Months Ended
	March 31, 2013			March 31, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$14	$—	0.12%	$28	$—	0.10%
Securities purchased under agreements to resell	2,058	1	0.13	816	—	0.12
Federal funds sold	9,863	4	0.18	8,831	3	0.12
Trading securities:
MBS	15	—	1.71	18	—	2.05
Other investments	3,385	2	0.23	2,766	6	0.85
Available-for-sale securities:(1)
MBS	8,164	69	3.41	9,359	81	3.48
Other investments	—	—	—	1,717	2	0.50
Held-to-maturity securities:(1)
MBS	14,452	99	2.79	15,417	126	3.28
Other investments	2,287	2	0.26	4,881	2	0.20
Mortgage loans held for portfolio	1,235	13	4.35	1,762	20	4.64
Deposits with other FHLBanks	—	—	0.04	—	—	0.03
Advances(2)	45,753	89	0.79	64,420	177	1.10
Loans to other FHLBanks	—	—	0.14	2	—	0.09
Total interest-earning assets	87,226	279	1.30	110,017	417	1.52
Other assets(3)(4)(5)	1,010	—	—	407	—	—
Total Assets	$88,236	$279	1.28%	$110,424	$417	1.52%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$68,350	$123	0.73%	$76,143	$162	0.86%
Discount notes	8,412	3	0.13	22,130	6	0.11
Deposits(3)	348	—	0.04	751	—	0.01
Mandatorily redeemable capital stock	4,314	26	2.46	5,530	7	0.50
Other borrowings	43	—	0.11	8	—	0.10
Total interest-bearing liabilities	81,467	152	0.75	104,562	175	0.68
Other liabilities(3)(4)	927	—	—	1,004	—	—
Total Liabilities	82,394	152	0.75	105,566	175	0.67
Total Capital	5,842	—	—	4,858	—	—
Total Liabilities and Capital	$88,236	$152	0.70%	$110,424	$175	0.64%
Net Interest Income		$127			$242
Net Interest Spread(6)			0.55%			0.84%
Net Interest Margin(7)			0.59%			0.88%
Interest-earning Assets/Interest-bearing Liabilities	107.07%			105.22%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2013			March 31, 2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(2)	$(30)	$(32)	$(4)	$(39)	$(43)
Consolidated obligation bonds	16	113	129	15	134	149

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2013 was $127 million, a 48% decrease from $242 million in the first quarter of 2012. The following table details the changes in interest income and interest expense for the first quarter of 2013 compared to the first quarter of 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$1	$—
Federal funds sold	1	—	1
Trading securities: Other investments	(4)	1	(5)
Available-for-sale securities:
MBS	(12)	(10)	(2)
Other investments	(2)	(2)	—
Held-to-maturity securities:
MBS	(27)	(8)	(19)
Other investments	—	(1)	1
Mortgage loans held for portfolio	(7)	(6)	(1)
Advances(2)	(88)	(44)	(44)
Total interest-earning assets	(138)	(69)	(69)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(39)	(16)	(23)
Discount notes	(3)	(4)	1
Mandatorily redeemable capital stock	19	(2)	21
Total interest-bearing liabilities	(23)	(22)	(1)
Net interest income	$(115)	$(47)	$(68)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included a de minimis amount of advance prepayment fees in the first quarter of 2013 compared to $22 million in the first quarter of 2012.

The net interest margin was 59 basis points for the first quarter of 2013, 29 basis points lower than the net interest margin for the first quarter of 2012, which was 88 basis points. The net interest spread was 55 basis points for the first quarter of 2013, 29 basis points lower than the net interest spread for the first quarter of 2012, which was 84 basis points. These decreases were primarily due to the decrease in advance prepayment fees and the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2013 and 2012.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$2	$(3)
Total OTTI loss	(4)	(11)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	1	2
Net OTTI loss, credit-related	(3)	(9)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(11)	(13)
Net gain/(loss) on derivatives and hedging activities	6	3
Other	2	2
Total Other Income/(Loss)	$(4)	$(20)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $2 million and $(3) million for the three months ended March 31, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS. The $3 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank’s PLRMBS, based on the Bank’s OTTI analyses for the first quarter of 2013. The decrease in the credit-related OTTI charge was primarily due to further stabilization of the housing and mortgage markets and to improved expectations for these markets. The following table presents the net OTTI loss for the three months ended March 31, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	March 31, 2013			March 31, 2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$—	$—
Alt-A, option ARM	(3)	3	—	—	—	—
Alt-A, other	(1)	(2)	(3)	(11)	2	(9)
Total	$(4)	$1	$(3)	$(11)	$2	$(9)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$(3)	$3	$—	$(3)	$3	$—
Securities previously impaired prior to current period(1)	(1)	(2)	(3)	(8)	(1)	(9)
Total	$(4)	$1	$(3)	$(11)	$2	$(9)

(1)
For the three months ended March 31, 2013, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the three months ended March 31, 2012, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012.

Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Advances	$(26)	$(26)
Consolidated obligation bonds	15	13
Total	$(11)	$(13)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

The unrealized net fair value gains/(losses) on advances and on consolidated obligation bonds were primarily driven by the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 16 – Fair Value.”

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Three Months Ended
(In millions)	March 31, 2013				March 31, 2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$34	$(28)	$6	$—	$12	$(36)	$(24)
Not elected for fair value option	—	5	(5)	—	1	3	(5)	(1)
Consolidated obligation bonds:
Elected for fair value option	—	(19)	17	(2)	—	12	7	19
Not elected for fair value option	(2)	(39)	41	—	(3)	(25)	38	10
Consolidated obligation discount notes:
Not elected for fair value option	—	5	(4)	1	—	13	(12)	1
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	1	(3)	(2)
Total	$(2)	$(13)	$21	$6	$(2)	$16	$(11)	$3

During the first quarter of 2013, net gains on derivatives and hedging activities totaled $6 million compared to net gains of $3 million in the first quarter of 2012. These amounts included net interest income on derivative instruments used in economic hedges of $21 million and net interest expense of $11 million in the first quarter of 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Return on Average Equity

Return on average equity (ROE) was 5.59% (annualized) for the first quarter of 2013, compared to 13.99% (annualized) for the first quarter of 2012. This decrease primarily reflected lower net income for the first quarter of 2013, partially offset by higher average equity, which rose 20%, to $5.8 billion in the first quarter of 2013 from $4.9 billion in the first quarter of 2012.

Dividends and Retained Earnings

Under regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a Retained Earnings and Dividend Policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes the amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The Bank’s Risk Management Policy may limit the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 126.7% as of March 31, 2013. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2012 Form 10-K.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2013, advances maturing within five years totaled $43.6 billion, significantly in excess of the $223 million of member deposits on that date. At December 31, 2012, advances maturing within five years totaled $40.5 billion, also significantly in excess of the $227 million of member deposits on that date. In addition, as of March 31, 2013, and December 31, 2012, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

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

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank’s capital, and a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of March 31, 2013, the amount of restricted retained earnings in the Bank’s targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013				March 31, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	(4)	—	16	12	21	105	34	160
Balance at end of the period	$69	$1,800	$144	$2,013	$100	$1,800	$63	$1,963

For more information on these three categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $51 million at an annualized rate of 2.30% in the first quarter of 2013, and $13 million at an annualized rate of 0.48% in the first quarter of 2012.

On April 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2013 at an annualized rate of 3.38%. The Bank recorded the dividend on April 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $71 million, on or about May 16, 2013.

The Bank will pay the dividend in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of March 31, 2013, the Bank’s excess capital stock totaled $4.6 billion, or 5.28% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2012 to 2011 – Dividends and Retained Earnings” in the Bank’s 2012 Form 10-K.

Financial Condition

Total assets were $87.6 billion at March 31, 2013, a 1% increase from $86.4 billion at December 31, 2012. Advances increased by $2.9 billion, or 7%, to $46.7 billion at March 31, 2013, from $43.8 billion at December 31, 2012. Average total assets were $88.2 billion for the first quarter of 2013, a 20% decrease compared to $110.4 billion for the first quarter of 2012. Average advances were $45.8 billion for the first quarter of 2013, a 29% decrease from $64.4 billion for the first quarter of 2012.

Advances outstanding at March 31, 2013, included unrealized gains of $504 million, of which $243 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $261 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2012, included unrealized gains of $570 million, of which $282 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $288 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2012, to March 31, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $81.8 billion at March 31, 2013, a 1% increase from $80.8 billion at December 31, 2012, reflecting increases in consolidated obligations outstanding from $75.5 billion at December 31, 2012, to $77.1 billion at March 31, 2013. The increase in consolidated obligations outstanding paralleled the increase in assets during the first quarter of 2013. Average total liabilities were $82.4 billion for the first quarter of 2013, a 22% decrease compared to $105.6 billion for the first quarter of 2012. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $76.8 billion in the first quarter of 2013 and $98.3 billion in the first quarter of 2012.

Consolidated obligations outstanding at March 31, 2013, included unrealized losses of $778 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $21 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2012, included unrealized losses of $906 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $36 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2012, to March 31, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $666.0 billion at March 31, 2013, and $687.9 billion at December 31, 2012.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of March 31, 2013, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 1. Financial Statements – Note 14 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment increased to $63.5 billion (73% of total assets) at March 31, 2013, from $62.3 billion (72% of total assets) at December 31, 2012, representing an increase of $1.2 billion, or 2%.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements. Adjusted net interest income for this segment was $43 million in the first quarter of 2013, a decrease of $30 million, or 41%, compared to $73 million in the first quarter of 2012. This decrease was primarily due to less-favorable funding costs, a decline in earnings on invested capital because of the lower interest rate environment and lower average capital balances, lower advance prepayment fees, and lower average balances of advances. Adjusted net interest income for this segment represented 28% and 37% of total adjusted net interest income for the first quarter of 2013 and 2012.

Members and nonmember borrowers prepaid $0.1 billion of advances in the first quarter of 2013 compared to $1.4 billion in the first quarter of 2012. Interest income was increased by net prepayment fees of a de minimis amount in the first quarter of 2013 and $22 million in the first quarter of 2012.

Advances – The par amount of advances outstanding increased by $3.0 billion, or 7%, to $46.2 billion at March 31, 2013, from $43.2 billion at December 31, 2012. Average advances outstanding were $45.8 billion in the first quarter of 2013, a 29% decrease from $64.4 billion in the first quarter of 2012.

The increase in advances outstanding was primarily attributable to the $3.3 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $30.8 billion at March 31, 2013, from $27.5 billion at December 31, 2012. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) The remaining $0.3 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 32 members increased their use of advances during the first quarter of 2013, while 72 borrowers decreased their advances borrowings.

The $3.0 billion increase in advances outstanding reflects a $4.6 billion increase in fixed rate advances, partially offset by a $1.3 billion decrease in adjustable rate advances and a $0.3 billion decrease in daily variable rate advances.

The components of the advances portfolio at March 31, 2013, and December 31, 2012, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2013		December 31, 2012
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$16,758	37%	$18,073	42%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	135	—	135	—
Subtotal adjustable rate advances	16,894	37	18,209	42
Fixed	20,375	44	15,794	37
Fixed – amortizing	293	1	307	1
Fixed – with PPS(1)	6,419	14	6,389	15
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member’s option	5	—	15	—
Fixed – callable at member’s option with PPS(1)	104	—	58	—
Fixed – putable at Bank’s option	112	—	112	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	27,593	59	22,960	53
Daily variable rate	1,722	4	2,011	5
Total par amount	$46,209	100%	$43,180	100%

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

For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances.”

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $15.1 billion as of March 31, 2013, a decrease of $2.7 billion, or 15%, from $17.8 billion as of December 31, 2012. The change in the non-MBS investment portfolio was primarily due to lower balances of short-term securities purchased under agreements to resell and Federal funds sold, partially offset by higher balances of Federal Farm Credit Bonds.

Cash and Due from Banks – Cash and due from banks was $1.1 billion at March 31, 2013, a $1 billion increase from December 31, 2012. Cash held at the Federal Reserve Bank of San Francisco increased because fewer of the Bank’s Federal fund and repurchase agreement counterparties had demand for funds at the end of the first quarter of 2013.

Borrowings – Consistent with the increase in advances, total liabilities (primarily consolidated obligations) funding the advances-related business increased $1.0 billion, or 2%, from $56.7 billion at December 31, 2012, to $57.7 billion at March 31, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At March 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.6 billion, of which $17.7 billion were hedging advances, $46.6 billion were hedging consolidated obligations, $3.0 billion were economically hedging trading securities, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $17.8 billion were hedging advances, $60.4 billion were hedging consolidated obligations, $2.7 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Bank’s 2012 Form 10-K.

The Federal Open Market Committee has not changed the target Federal funds rate since December 16, 2008. As of March 31, 2013, 3-month U.S. Treasury bill and 5-year U.S. Treasury note rates increased while 3-month LIBOR and 2-year U.S. Treasury note rates decreased compared to December 31, 2012. In general, yields on U.S. Treasury securities during the first quarter of 2013 remained near historically low levels partly as a result of expansionary monetary policy in the United States and continued financial risk in Europe.

Selected Market Interest Rates

Market Instrument	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
Federal Reserve target rate for overnight Federal funds	0-0.00%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.07	0.04	0.07	0.01
3-month LIBOR	0.28	0.31	0.47	0.58
2-year Treasury note	0.24	0.25	0.33	0.24
5-year Treasury note	0.77	0.72	1.04	0.83

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first three months of 2013 and 2012. Lower 3-month LIBOR rates during the first three months of 2013 compared to the same period in 2012 contributed to higher borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR. During the first quarter of 2013, 3-month LIBOR rates declined compared to the first quarter of 2012, partly as a result of moderate improvement in European financial risk.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2013	March 31, 2012
Consolidated obligation bonds	–16.4	–30.8
Consolidated obligation discount notes (one month and greater)	–18.6	–32.0

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

At March 31, 2013, assets associated with this segment were $24.0 billion (27% of total assets), a decrease of $0.1 billion from $24.1 billion at December 31, 2012 (28% of total assets).

Adjusted net interest income for this segment was $113 million in the first quarter of 2013, a decrease of $14 million, or 11%, from $127 million in the first quarter of 2012. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans. Adjusted net interest income for this segment represented 72% and 63% of total adjusted net interest income for the first quarter of 2013 and 2012, respectively.

MBS Investments – The Bank’s MBS portfolio was $22.8 billion at March 31, 2013, compared to $22.7 billion at December 31, 2012. During the first quarter of 2013, the Bank’s MBS portfolio increased primarily because of purchases of $1.2 billion of agency residential MBS and a $0.3 billion improvement in the fair value of PLRMBS classified as available-for-sale, partially offset by principal repayments totaling $1.4 billion. Average MBS investments were $22.6 billion, a decrease of $2.2 billion from $24.8 billion in the first quarter of 2012. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

MPF Program – Mortgage loan balances declined by $0.1 billion to $1.2 billion at March 31, 2013, from $1.3 billion at December 31, 2012. Average mortgage loans were $1.2 billion in the first quarter of 2013, a decrease of $0.6 billion from $1.8 billion in the first quarter of 2012.

At March 31, 2013, and December 31, 2012, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF.

Mortgage loan balances at March 31, 2013, and December 31, 2012, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2013	December 31, 2012
MPF Plus	$1,082	$1,187
Original MPF	100	109
Subtotal	1,182	1,296
Unamortized premiums	10	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	1,176	1,292
Less: Allowance for credit losses	(3)	(3)
Mortgage loans held for portfolio, net	$1,173	$1,289

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2012 Form 10-K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.1 billion to $24.0 billion at March 31, 2013, from $24.1 billion at December 31, 2012, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $7.8 billion and $9.1 billion, at March 31, 2013, and December 31, 2012, respectively.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2012 Form 10-K.
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2013, and December 31, 2012.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2013	December 31, 2012
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$9,657	$10,166
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	957	477
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,984	6,976
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	141	141
Subtotal Economic Hedges(1)			8,083	7,595
Total			17,740	17,761
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	16,749	19,798
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,609	5,639
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,360	1,360
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	22,348	24,923
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,406	11,061
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	255	535
Subtotal Economic Hedges(1)			31,978	43,518
Total			48,727	63,316

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2013	December 31, 2012
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	605	670
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,458	1,888
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,340	1,675
Subtotal Economic Hedges(1)			3,798	3,563
Total			4,403	4,233
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	510	755
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	100	599
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	630	630
Total			1,240	1,984
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,942	2,692
Total			2,942	2,692
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	430
Total			330	430
Total Notional Amount			$75,382	$90,416

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2013, the total notional amount of interest rate exchange agreements outstanding was $75.4 billion, compared with $90.4 billion at December 31, 2012. The $15.0 billion decrease in the notional amount of derivatives during the first quarter of 2013 was due to a net $14.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $0.7 billion decrease in interest rate exchange agreements hedging discount notes, and a net $0.1 billion decrease in interest rate exchange agreements hedging intermediary positions, partially offset by a net $0.2 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2013, and December 31, 2012.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,657	$(232)	$230	$—	$(2)
Non-callable bonds	16,749	735	(734)	—	1
Callable bonds	605	5	(1)	—	4
Subtotal	27,011	508	(505)	—	3
Not qualifying for hedge accounting (economic hedges):
Advances	8,083	(246)	—	244	(2)
Non-callable bonds	31,978	163	—	(37)	126
Callable bonds	3,798	(10)	—	30	20
Discount notes	1,240	(15)	—	—	(15)
FFCB bonds and TLGP securities	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	48,371	(109)	—	237	128
Total excluding accrued interest	75,382	399	(505)	237	131
Accrued interest	—	159	(158)	3	4
Total	$75,382	$558	$(663)	$240	$135

December 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,166	$(270)	$268	$—	$(2)
Non-callable bonds	19,798	844	(843)	—	1
Callable bonds	670	10	(4)	—	6
Subtotal	30,634	584	(579)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,595	(288)	—	270	(18)
Non-callable bonds	43,518	210	—	(35)	175
Callable bonds	3,563	1	—	13	14
Discount notes	1,984	(20)	—	—	(20)
FFCB bonds and TLGP securities	2,692	(1)	—	—	(1)
Intermediated	430	—	—	—	—
Subtotal	59,782	(98)	—	248	150
Total excluding accrued interest	90,416	486	(579)	248	155
Accrued interest	—	90	(108)	3	(15)
Total	$90,416	$576	$(687)	$251	$140

Effective December 31, 2012, the Bank refined its method for estimating the fair values of its derivatives by using the overnight index swap (OIS) curve to discount the cash flows of its derivatives to determine fair value, instead of using the LIBOR swap curve, which was used in prior periods. Based on the Bank’s analysis of market participants, the Bank concluded that the OIS curve was a more representative input in determining the fair value of its derivatives.

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2013, and December 31, 2012.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2013			December 31, 2012
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$15,391	20%	A	$21,107	23%
Deutsche Bank AG	A	11,157	15	A	15,002	17
JPMorgan Chase Bank, National Association	A	8,918	12	A	9,762	11
UBS AG	A	9,487	13	A	12,603	14
Subtotal		44,953	60		58,474	65
Others	At least BBB	30,429	40	At least BBB	31,942	35
Total		$75,382	100%		$90,416	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The maintenance of the Bank’s capital resources are governed by its capital plan.

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

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, certificates of deposit, securities purchased under agreements to resell, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives.

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-

term disruptions in the debt capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances; for this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following March 31, 2013, and December 31, 2012. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2013		As of December 31, 2012
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$—	$17
Commitments to purchase investments	—	—	275	275
Demand deposits	289	289	316	316
Maturing member term deposits	—	2	—	2
Discount note and bond maturities and expected exercises of bond call options	1,065	18,782	467	11,417
Subtotal obligations	1,354	19,073	1,058	12,027
Sources of available funds:
Maturing investments	4,679	11,414	5,120	14,117
Cash at Federal Reserve Bank of San Francisco	1,071	1,071	103	103
Proceeds from scheduled settlements of discount notes and bonds	385	575	390	635
Maturing advances and scheduled prepayments	2,081	12,443	1,785	5,486
Subtotal sources	8,216	25,503	7,398	20,341
Net funds available	6,862	6,430	6,340	8,314
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,821	—	19,363
FFCB bonds	3,324	3,097	3,080	3,080
Subtotal contingent sources	3,324	22,918	3,080	22,443
Total contingent funds available	$10,186	$29,348	$9,420	$30,757

(1)
The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and is subject to estimated collateral discounts taken by securities dealers.

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2012 Form
10-K.

Regulatory Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. (Non-permanent capital consists of Class A stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A stock.) The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2013, and December 31, 2012.

Regulatory Capital Requirements

	March 31, 2013		December 31, 2012
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,107	$10,161	$4,073	$10,750
Total regulatory capital	$3,504	$10,161	$3,457	$10,750
Total regulatory capital ratio	4.00%	11.60%	4.00%	12.44%
Leverage capital	$4,380	$15,242	$4,321	$16,125
Leverage ratio	5.00%	17.40%	5.00%	18.66%

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase up to $750 million in excess capital stock on May 17, 2013. This repurchase, combined with the scheduled redemption of a de minimis amount in mandatorily redeemable capital stock during the second quarter of 2013, will reduce the Bank’s excess capital stock by up to $750 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2012 Form 10‑K.

Advances. The Bank manages the credit risk of advances and other member credit products by setting the credit and collateral terms available to individual borrowers based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the borrowers that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to borrowers that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in view of deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

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

To identify the credit strength of each borrower and potential borrower, other than community development financial institutions (CDFIs) and insurance companies, the Bank assigns each member and each nonmember borrower with credit outstanding an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank’s credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information and are revised, if necessary, to reflect the borrower’s current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

The Bank determines the maximum amount and maximum term of the advances it will make to a CDFI based on a separate risk assessment system that considers information from the CDFI’s audited annual financial statements, supplemented by additional information deemed relevant by the Bank. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks of CDFIs, which do not file quarterly regulatory financial reports and are not subject to the same inspection and regulation requirements as other types of members.

The Bank determines the maximum amount and maximum term of the advances it will make to an insurance company based on an ongoing risk assessment that considers the member's financial, regulatory, and other qualitative information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from one to ten, with one as the highest credit quality rating. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks associated with insurance companies, including risks related to the resolution process for insurance companies, which is significantly different from the one established for the Bank's insured depository members.

Pursuant to the Bank’s lending agreements with its borrowers, the Bank limits extensions of credit to individual borrowers to a percentage of the market value or unpaid principal balance of the borrower’s pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the charter type of the member, the collateral type, the value assigned to the collateral, the results of the Bank’s collateral field review of the borrower’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower’s financial strength and condition, and any member-specific collateral risks. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of a borrower’s pledged eligible collateral must meet or exceed the total amount of the borrower’s outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. The Bank monitors each borrower’s aggregate borrowing capacity and collateral requirements on a daily basis by comparing the institution’s borrowing capacity to its obligations to the Bank.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet the Bank’s applicable credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2013, and December 31, 2012.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	192	102	$41,219	$132,826	31%
4-6	149	83	8,359	19,988	42
7-10	30	9	135	268	50
Subtotal	371	194	49,713	153,082	32
CDFIs	3	2	35	37	95
Total	374	196	$49,748	$153,119	32%

December 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	183	110	$32,230	$127,782	25%
4-6	153	76	13,824	30,829	45
7-10	35	16	520	974	53
Total	371	202	$46,574	$159,585	29
CDFIs	3	2	35	37	95
Total	374	204	$46,609	$159,622	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	8	$6,152	$6,477
11% – 25%	4	10,703	12,544
26% – 50%	25	5,635	9,334
More than 50%	159	27,258	124,764
Total	196	$49,748	$153,119

December 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$305	$330
11% – 25%	5	12,095	15,141
26% – 50%	28	6,779	11,360
More than 50%	161	27,430	132,791
Total	204	$46,609	$159,622

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2013, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 99% to 55% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 75% to 50% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2013, and December 31, 2012.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2013		December 31, 2012
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$130	$128	$201	$197
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,631	2,609	2,915	2,891
Agency pools and collateralized mortgage obligations	12,220	12,053	13,609	13,421
PLRMBS – publicly registered investment-grade-rated senior tranches	6	2	9	4
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	4	3	4	3
Term deposits with the Bank	3	3	2	2
Total	$14,994	$14,798	$16,740	$16,518

With respect to loan collateral, most borrowers (except insurance companies) may choose to pledge loan collateral using a specific identification method or a blanket lien method. Borrowers pledging under the specific identification method must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis; insurance companies must provide loan information monthly. Under the blanket lien method, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain borrowers to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the borrower is a de novo institution (chartered within the last three years), the borrower is an insurance company, the Bank is concerned about the borrower’s creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. With the exception of insurance companies, borrowers required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of March 31, 2013, 48% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 40% was pledged by 169 institutions under blanket lien with detailed reporting, and 12% was pledged by 101 institutions under blanket lien with summary reporting.

As of March 31, 2013, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2013, and December 31, 2012.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2013		December 31, 2012
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$100,780	$74,596	$101,327	$73,693
Second lien residential mortgage loans and home equity lines of credit	32,803	9,653	34,511	9,684
Multifamily mortgage loans	18,035	14,526	26,301	21,841
Commercial mortgage loans	45,851	32,199	44,801	31,139
Loan participations(1)	10,044	6,529	9,277	5,912
Small business, small farm, and small agribusiness loans	3,026	716	3,058	733
Other	489	102	579	102
Total	$211,028	$138,321	$219,854	$143,104

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2013, and December 31, 2012, the unpaid principal balance of these loans totaled $16 billion and $16 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

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

Investment Credit Exposure

(In millions)
March 31, 2013
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$1,636	$—	$—	$—	$—	$—	$—	$—	$—	$1,636
Housing finance agency bonds	—	—	135	352	—	—	—	—	—	—	—	487
GSEs:
FFCB bonds	—	3,427	—	—	—	—	—	—	—	—	—	3,427
Total non-MBS	—	3,427	1,771	352	—	—	—	—	—	—	—	5,550
MBS:
Other U.S. obligations:
Ginnie Mae	—	325	—	—	—	—	—	—	—	—	—	325
GSEs:
Freddie Mac	—	5,524	—	—	—	—	—	—	—	—	—	5,524
Fannie Mae	—	6,450	41	—	26	—	—	—	—	—	—	6,517
Total GSEs	—	11,974	41	—	26	—	—	—	—	—	—	12,041
PLRMBS:
Prime	—	21	170	443	615	487	333	97	221	59	2	2,448
Alt-A, option ARM	—	—	—	—	—	76	952	51	23	—	—	1,102
Alt-A, other	17	27	89	378	494	681	2,796	877	506	994	2	6,861
Total PLRMBS	17	48	259	821	1,109	1,244	4,081	1,025	750	1,053	4	10,411
Total MBS	17	12,347	300	821	1,135	1,244	4,081	1,025	750	1,053	4	22,777
Total securities	17	15,774	2,071	1,173	1,135	1,244	4,081	1,025	750	1,053	4	28,327
Securities purchased under agreements to resell	—	—	500	—	—	—	—	—	—	—	—	500
Federal funds sold(2)	—	4,229	4,685	120	—	—	—	—	—	—	—	9,034
Total investments	$17	$20,003	$7,256	$1,293	$1,135	$1,244	$4,081	$1,025	$750	$1,053	$4	$37,861

Investment Credit Exposure

(In millions)
December 31, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$1,739	$—	$—	$—	$—	$—	$—	$—	$—	$1,739
Housing finance agency bonds	—	148	—	387	—	—	—	—	—	—	—	535
GSEs:
FFCB bonds	—	3,175	—	—	—	—	—	—	—	—	—	3,175
Total non-MBS	—	3,323	1,739	387	—	—	—	—	—	—	—	5,449
MBS:
Other U.S. obligations:
Ginnie Mae	—	356	—	—	—	—	—	—	—	—	—	356
GSEs:
Freddie Mac	—	4,828	—	—	—	—	—	—	—	—	—	4,828
Fannie Mae	—	6,944	47	—	29	—	—	—	—	—	—	7,020
Total GSEs	—	11,772	47	—	29	—	—	—	—	—	—	11,848
PLRMBS:
Prime	1	50	186	446	653	498	336	98	219	60	2	2,549
Alt-A, option ARM	—	—	—	—	—	19	965	47	20	—	—	1,051
Alt-A, other	20	28	88	425	489	717	2,841	923	553	832	2	6,918
Total PLRMBS	21	78	274	871	1,142	1,234	4,142	1,068	792	892	4	10,518
Total MBS	21	12,206	321	871	1,171	1,234	4,142	1,068	792	892	4	22,722
Total securities	21	15,529	2,060	1,258	1,171	1,234	4,142	1,068	792	892	4	28,171
Securities purchased under agreements to resell	—	—	1,500	—	—	—	—	—	—	—	—	1,500
Federal funds sold(2)	—	4,811	6,020	26	—	—	—	—	—	—	—	10,857
Total investments	$21	$20,340	$9,580	$1,284	$1,171	$1,234	$4,142	$1,068	$792	$892	$4	$40,528

(1)	Credit ratings of BB and lower are below investment grade.

(2)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

For all the securities in its available-for-sale and held-to-maturity portfolios, for Federal funds sold, and for securities purchased under agreements to resell, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, and commercial paper with member and nonmember counterparties, all of which are highly rated.

The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, likelihood of parental or sovereign support, and the current market perceptions of the counterparties. The Bank may also consider general macroeconomic, political stability, and market conditions when establishing limits on unsecured investments with U.S. branches and agency offices of foreign commercial banks. As a result of deteriorating financial condition or concerns about adverse economic or market developments, the Bank may reduce limits or terms or suspend a counterparty’s limits on unsecured investments.

Finance Agency regulations limit the amount of unsecured credit that an individual FHLBank may extend to a single counterparty. This limit is calculated with reference to a percentage of either the FHLBank’s or the counterparty’s capital and to the counterparty’s overall credit rating. Under these regulations, the lesser of the FHLBank’s total capital or the counterparty’s Tier 1 capital is multiplied by a percentage specified in the regulation. The percentages used to determine the maximum amount of term extensions of unsecured credit range from 1% to 15%, depending on the counterparty’s overall credit rating. Term extensions of unsecured credit include on-balance sheet transactions, off-balance sheet commitments, and derivative transactions, but exclude overnight extensions of credit and Federal funds sales subject to a continuing contract. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties” for additional information related to derivatives exposure.)

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit to the same single counterparty for overnight extensions of credit and for sales of Federal funds subject to a continuing contract. However, an FHLBank’s total unsecured credit to a single counterparty (total term unsecured credit plus total overnight and Federal funds unsecured credit) may not exceed twice the regulatory limit for term exposures (2% to 30% of the lesser of the FHLBank’s total capital or the counterparty’s Tier 1 capital, based on the counterparty’s overall credit rating). In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

Under Finance Agency regulations, the total amount of unsecured credit that an FHLBank may extend to a group of affiliated counterparties for term extensions of unsecured credit, overnight extensions of credit, and Federal funds sales subject to a continuing contract, combined, may not exceed 30% of the FHLBank’s total capital. These limits on affiliated counterparty groups are in addition to the limits on extensions of unsecured credit applicable to any single counterparty within the affiliated group.

As of March 31, 2013, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 84% and 85%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2013, 40% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2013
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$100	$1,500	$120	$1,720
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	100	1,500	120	1,720
U.S. branches and agency offices of foreign commercial banks:
Australia	2,000	—	—	2,000
Canada	1,629	2,672	—	4,301
Japan	—	1,649	—	1,649
Netherlands	500	—	—	500
United Kingdom	—	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	4,129	4,821	—	8,950
Total unsecured credit exposure	$4,229	$6,321	$120	$10,670

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2013.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2013. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2013
		Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$220	$1,500	$—	$1,720
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	220	1,500	—	1,720
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,300	700	2,000
Canada	650	2,515	1,136	4,301
Japan	850	799	—	1,649
Netherlands	500	—	—	500
United Kingdom	500	—	—	500
Total U.S. branches and agency offices of foreign commercial banks	2,500	4,614	1,836	8,950
Total unsecured credit exposure	$2,720	$6,114	$1,836	$10,670

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2013.

The Bank determined that, as of March 31, 2013, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit were all with issuers that had credit ratings of at least A at March 31, 2013. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2013, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At March 31, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $107 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2013, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At March 31, 2013, the Bank’s MBS portfolio was 229% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At March 31, 2013, PLRMBS representing 36% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2013, the Bank’s investment in MBS had gross unrealized losses totaling $675 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2013, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a housing price forecast with seven short-term projections, with changes ranging from (4.0)% to 4.0% over the 12-month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast had changes from (1.0)% to 1.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a short-term housing price forecast that was decreased 5 percentage points, followed by a recovery path that was 33.0% lower than the base case.

The following table presents the ranges of the annualized projected home price recovery rates by month at March 31, 2013:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case Scenario

Months	March 31, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 42	2.0%	-	6.0%
43 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at March 31, 2013:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	1	$—	$—	2	$50	$—
Alt-A, option ARM	1	22	—	7	549	(18)
Alt-A, other	12	679	(3)	54	2,729	(29)
Total	14	$701	$(3)	63	$3,328	$(47)

(1)	Amounts are for the three months ended March 31, 2013.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of March 31, 2013, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$25	$214	$—	$—	$—	$—	$239
2007	—	—	—	—	—	97	57	130	234	79	—	597
2006	—	—	2	—	—	94	—	—	47	—	—	143
2005	—	—	—	43	—	17	77	—	—	—	—	137
2004 and earlier	—	21	168	399	614	260	14	—	—	—	2	1,478
Total Prime	—	21	170	442	614	493	362	130	281	79	2	2,594
Alt-A, option ARM
2007	—	—	—	—	—	75	1,095	—	—	—	—	1,170
2006	—	—	—	—	—	—	203	—	—	—	—	203
2005	—	—	—	—	—	18	22	143	87	—	—	270
Total Alt-A, option ARM	—	—	—	—	—	93	1,320	143	87	—	—	1,643
Alt-A, other
2008	—	—	—	—	—	165	—	—	—	—	—	165
2007	—	—	—	—	118	—	880	197	248	641	—	2,084
2006	—	—	57	—	—	16	272	149	153	317	—	964
2005	3	—	10	17	—	325	1,988	746	242	324	—	3,655
2004 and earlier	14	27	21	360	375	217	114	—	—	—	2	1,130
Total Alt-A, other	17	27	88	377	493	723	3,254	1,092	643	1,282	2	7,998
Total par amount	$17	$48	$258	$819	$1,107	$1,309	$4,936	$1,365	$1,011	$1,361	$4	$12,235

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at March 31, 2013, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$214	$—	$—	$—	$214
2007	—	—	—	19	57	130	234	79	519
2006	—	—	—	13	—	—	47	—	60
2005	—	—	—	17	28	—	—	—	45
2004 and earlier	—	—	—	87	14	—	—	—	101
Total Prime	—	—	—	136	313	130	281	79	939
Alt-A, option ARM
2007	—	—	—	75	1,095	—	—	—	1,170
2006	—	—	—	—	203	—	—	—	203
2005	—	—	—	—	22	143	87	—	252
Total Alt-A, option ARM	—	—	—	75	1,320	143	87	—	1,625
Alt-A, other
2008	—	—	—	165	—	—	—	—	165
2007	—	—	—	—	880	197	248	641	1,966
2006	57	—	—	16	272	149	153	317	964
2005	—	—	—	307	1,988	746	242	324	3,607
2004 and earlier	3	33	111	136	73	—	—	—	356
Total Alt-A, other	60	33	111	624	3,213	1,092	643	1,282	7,058
Total par amount	$60	$33	$111	$835	$4,846	$1,365	$1,011	$1,361	$9,622

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank’s PLRMBS, the following table shows the amortized cost, estimated fair value, credit- and non-credit-related OTTI, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2013
				For the Three Months Ended March 31, 2013			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$207	$—	$218	$—	$—	$—	22.86%	30.00%	19.51%
2007	500	31	474	—	—	—	20.92	22.55	8.54
2006	132	2	134	—	—	—	14.60	11.70	6.55
2005	136	6	131	—	—	—	12.70	11.70	14.30
2004 and earlier	1,478	28	1,455	—	—	—	8.19	4.41	10.40
Total Prime	2,453	67	2,412	—	—	—	13.07	11.73	10.81
Alt-A, option ARM
2007	971	127	844	—	—	—	38.73	44.14	28.68
2006	144	12	147	—	—	—	37.02	44.85	20.98
2005	117	17	109	(3)	3	—	30.20	22.80	12.20
Total Alt-A, option ARM	1,232	156	1,100	(3)	3	—	37.12	40.71	25.01
Alt-A, other
2008	162	12	150	—	—	—	16.93	31.80	26.61
2007	1,800	138	1,706	(1)	(1)	(2)	28.24	26.80	15.15
2006	732	4	775	—	—	—	26.32	18.47	4.27
2005	3,342	249	3,118	—	(1)	(1)	18.33	13.84	9.33
2004 and earlier	1,131	41	1,098	—	—	—	12.88	8.02	15.92
Total Alt-A, other	7,167	444	6,847	(1)	(2)	(3)	21.08	17.32	11.52
Total	$10,852	$667	$10,359	$(4)	$1	$(3)	21.53%	19.28%	13.18%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at March 31, 2013.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2013
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	9.6	26.7	40.5	22.8
2007	8.3	6.9	31.6	10.0
2006	10.3	22.6	38.6	12.2
2005	12.2	9.9	32.7	12.4
2004 and earlier	13.4	7.0	33.1	9.9
Total Prime	12.1	12.1	34.9	12.7
Alt-A, option ARM
2007	3.7	66.2	50.1	29.2
2006	3.3	68.4	53.2	21.6
2005	4.7	46.8	43.0	12.8
Total Alt-A, option ARM	3.8	63.3	49.3	25.6
Alt-A, other
2007	8.6	44.6	46.0	10.8
2006	8.0	40.4	51.4	11.9
2005	9.1	25.8	46.7	9.7
2004 and earlier	10.8	17.9	36.3	15.9
Total Alt-A, other	9.0	31.6	45.8	11.2
Total	8.9	32.6	44.4	13.4

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at March 31, 2013, and December 31, 2012.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	March 31, 2013			December 31, 2012
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$380	$2,214	$2,594	$415	$2,308	$2,723
Alt-A, option ARM	—	1,643	1,643	—	1,682	1,682
Alt-A, other	3,130	4,868	7,998	3,354	4,951	8,305
Total	$3,510	$8,725	$12,235	$3,769	$8,941	$12,710

The following table presents PLRMBS in a loss position at March 31, 2013.

PLRMBS in a Loss Position at March 31, 2013

(Dollars in millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$1,617	$1,552	$1,525	$67	12.70%	—%
Alt-A, option ARM	1,374	1,128	974	156	36.94	—
Alt-A, other	5,256	4,902	4,494	444	19.61	0.32
Total	$8,247	$7,582	$6,993	$667	21.14%	0.20%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Prime
2008	91.15%	87.39%	84.49%	80.97%	82.03%
2007	79.37	76.94	74.39	69.73	68.71
2006	93.83	94.48	94.76	93.94	95.18
2005	95.97	95.48	92.84	89.12	89.16
2004 and earlier	98.51	97.48	95.92	91.77	91.47
Weighted average of all Prime	93.04	91.62	89.83	85.92	85.82
Alt-A, option ARM
2007	72.20	67.50	64.29	57.47	58.95
2006	72.26	64.97	59.91	54.25	56.11
2005	40.21	36.11	35.79	34.29	35.66
Weighted average of all Alt-A, option ARM	66.94	62.02	59.07	53.27	54.77
Alt-A, other
2008	91.06	87.38	86.58	83.81	83.94
2007	81.82	79.38	78.02	74.88	74.97
2006	80.43	76.66	74.74	70.52	71.23
2005	85.30	82.57	80.25	75.81	76.16
2004 and earlier	97.18	95.68	93.88	89.06	89.00
Weighted average of all Alt-A, other	85.60	82.96	81.04	76.95	77.21
Weighted average of all PLRMBS	84.67%	82.05%	80.07%	75.85%	76.24%

The Bank determined that, as of March 31, 2013, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2013, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2013. Additional future credit-related OTTI charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its derivative activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2013
Counterparty Credit Rating(1)	Notional Amount		Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged To/ (From) Counterparty	Non-cash Collateral Pledged To/ (From) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
AA	$1,438		$4	$—	$(3)	$1
A	36,856		615	(69)	(545)	1
Subtotal	38,294	38,294	619	(69)	(548)	2
Liability positions with credit exposure:
A	443		(10)	10	—	—
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	38,737		$609	$(59)	$(548)	$2
Derivative positions without credit exposure	36,645
Total notional	$75,382

December 31, 2012
Counterparty Credit Rating(1)	Notional Amount		Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged To/ (From) Counterparty	Non-cash Collateral Pledged To/ (From) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
AA	$1,473		$3	$—	$(3)	$—
A	55,506		616	(90)	(522)	4
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	56,979		$619	$(90)	$(525)	$4
Derivative positions without credit exposure	33,437
Total notional	$90,416

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

At March 31, 2013, the Bank had a total of $75.4 billion in notional amounts of derivative contracts outstanding. Of this total:

•
$75.2 billion represented notional amounts of derivative contracts outstanding with 14 derivative dealer counterparties. Eight of these counterparties made up 89% of the total notional amount outstanding with these derivative dealer counterparties, individually ranging from 7% to 21% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $30.7 billion of derivatives outstanding at March 31, 2013, were affiliates of members.

•
$165 million represented notional amounts of derivative contracts with one member counterparty that is not a derivative dealer. The Bank entered into these derivative contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivative dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivative contracts at March 31, 2013, was $550 million with six derivative dealer counterparties. After consideration of securities collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $2 million.

At December 31, 2012, the Bank had a total of $90.4 billion in notional amounts of derivative contracts outstanding. Of this total:

•
$90.2 billion represented notional amounts of derivative contracts outstanding with 15 derivative dealer counterparties. Seven of these counterparties made up 85% of the total notional amount outstanding with these derivative dealer counterparties, individually ranging from 6% to 24% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $38.9 billion of derivatives outstanding at December 31, 2012, were affiliates of members.

•
$215 million represented notional amounts of derivative contracts with two member counterparties that are not derivative dealers. The Bank entered into these derivative contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivative dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivative contracts at December 31, 2012, was $529 million with eight derivative dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $4 million.

The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as the size and composition of the portfolio, market values of derivatives, and accrued interest.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivative agreements.

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties” in the Bank’s 2012 Form 10-K.

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

In the Bank’s 2012 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2013 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Legislative and Regulatory Developments

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance effective May 11, 2012, on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry- and company-specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve Board and becomes subject to additional Federal Reserve prudential standards, then its operations and business could be adversely affected by any resulting additional costs, liquidity or capital requirements, or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities.” The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
As determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end of that fiscal year; or

•
Based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under the final rule, the Bank would likely be a nonbank financial company.

The final rule also defines the terms “significant nonbank financial company” to mean (i) any nonbank financial company supervised by the Federal Reserve Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and “significant bank holding company” as “any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.”

If the Bank is designated for supervision by the Federal Reserve Board (and therefore as a significant nonbank financial company), the Bank would be subject to increased supervision and oversight as described above.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be affected by the structural reform ultimately adopted. Accordingly, these reforms could cause the Bank's funding costs to rise or otherwise adversely affect market access and, in turn, adversely affect the Bank's results of operations.

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable “safe harbor” from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay and QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could provide incentives to lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for Bank advances. In addition, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Liquidity Framework. On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows, (2) a timetable for phase-in of the standard, (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period, and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $666.0 billion at March 31, 2013, and $687.9 billion at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $76.3 billion at March 31, 2013, and $74.5 billion at December 31, 2012. At March 31, 2013, the Bank had committed to the issuance of $575 million in consolidated obligations, $200 million of which were hedged with associated interest rate swaps. At December 31, 2012, the Bank had committed to the issuance of $635 million in consolidated obligations, $500 million of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2013, the Bank had $5 million in advance commitments and $3.5 billion in standby letters of credit outstanding. At December 31, 2012, the Bank had $21 million in advance commitments and $3.4 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at March 31, 2013, and December 31, 2012, respectively. The estimated fair value of the letters of credit was $13 million and $13 million at March 31, 2013, and December 31, 2012, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk management objective of the Federal Home Loan Bank of San Francisco (Bank) is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk.

The Bank’s Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. See “Total Bank Market Risk” below.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and adjusted return on capital sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the Bank’s Enterprise Risk Committee, the Asset-Liability Management Committee, and the Board of Directors, along with a corrective action plan if applicable.

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

Since 2008, the Bank has used net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank’s exposure to changes in interest rates and has established a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the market risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of March 31, 2013.

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

The Market Value of Capital Sensitivity table below presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2013	December 31, 2012
+200 basis-point change above current rates	–3.4%	–0.7%
+100 basis-point change above current rates	–1.4	+0.1
–100 basis-point change below current rates(2)	+2.7	+2.6
–200 basis-point change below current rates(2)	+5.4	+4.9

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2013, show an increase in sensitivity primarily in the rising rate scenarios compared to the estimates as of December 31, 2012. The increase in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of March 31, 2013, were 3 basis points higher for the 1-year term, 13 basis points higher for the 5-year term, and 21 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Embedded in the market value of capital sensitivity table are risk projections for mortgage assets. In general, as interest rates increase, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time because prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in interest rates is generally higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank now uses estimates of the sensitivity of the net portfolio value of capital to measure that risk, as explained above.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2013, show an increase in sensitivity in both rising rate and declining rate scenarios compared to the estimates as of December 31, 2012. The increase in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2013	December 31, 2012
+200 basis-point change above current rates	–2.8%	–0.8%
+100 basis-point change above current rates	–1.0	+0.2
–100 basis-point change below current rates(2)	+1.6	+0.0
–200 basis-point change below current rates(2)	+2.4	–0.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Adjusted Return on Capital

The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings exclude the interest expense on mandatorily redeemable capital stock. Economic earnings also exclude the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. In both the upward and downward shift scenarios, the adjusted return on capital for the projected 12-month horizon is not expected to deteriorate relative to the base case environment.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at March 31, 2013, and negative one month at December 31, 2012. The increase in duration is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Total Bank Duration Gap Analysis

	March 31, 2013		December 31, 2012
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$87,593	10	$86,421	8
Liabilities	81,792	9	80,808	9
Net	$5,801	1	$5,613	(1)

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of March 31, 2013, declined relative to the duration gap as of December 31, 2012. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank’s intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank’s variable rate funding. To leverage the Bank’s capital stock, the Bank also invests in agency securities, generally with terms of less than three years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing capital (shareholders’ outstanding capital stock, including mandatorily redeemable capital stock, and retained earnings). The Bank’s strategy is generally to invest 50% of capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess capital stock. Excess capital stock usually results from a decline in a borrower’s outstanding advances or by a membership termination. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related segment each day. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

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

Mortgage-Related Business

The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity or as available-for-sale, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the impact of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

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

At least monthly, the Bank reviews the estimated market risk profile of the entire portfolio of mortgage assets and related funding and hedging transactions. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risk profile. Periodically, the Bank performs more in-depth analyses, which include an analysis of the impacts of non-parallel shifts in the yield curve and assessments of the impacts of unanticipated prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio’s market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank manages the estimated interest rate risk associated with mortgage assets, including prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps.

As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity,” the Bank uses net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2013, and December 31, 2012.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2013	December 31, 2012
+200 basis-point change	–1.4%	+1.1%
+100 basis-point change	–0.5	+0.9
–100 basis-point change(2)	+1.4	+1.0
–200 basis-point change(2)	+3.8	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2013, generally show an increase in sensitivity in both the rising and declining rate scenarios compared to the estimates as of December 31, 2012. The increase in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of March 31, 2013, were 3 basis points higher for the 1-year term, 13 basis points higher for the 5-year term, and 21 basis points higher for the 10-year term relative to December 31, 2012. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2013, and December 31, 2012. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2013, show higher adverse sensitivity in rising rate scenarios and lower sensitivity in declining rate scenarios compared to the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2013	December 31, 2012
+200 basis-point change above current rates	–1.1%	+0.8%
+100 basis-point change above current rates	–0.2	+0.9
–100 basis-point change below current rates(2)	+0.5	–1.3
–200 basis-point change below current rates(2)	+1.0	–2.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and other Countrywide entities that are defendants in the Bank's PLRMBS litigation. In 2011, the Bank filed an amended complaint that also alleges a claim for control person liability against CFC under the California Corporate Securities Act. CFC filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the amended complaint with respect only to the control person liability claim against CFC. At a hearing on March 27, 2012, the Court sustained CFC's demurrer, effectively dismissing from the amended complaint the control person liability claim against CFC. The Bank appealed the Court's decision with the Court of Appeal of the State of California (Court of Appeal). The Bank argued its appeal of the Court's decision before a panel of the Court of Appeal (Division 5 of the First Appellate District) at a hearing on February 21, 2013. On March 29, 2013, the Court of Appeal affirmed the Court's decision.

For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco’s (Bank’s) Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2012 Form 10-K.

ITEM 6.	EXHIBITS

10.1+	2013 President’s Incentive Plan

10.2+	2013 Executive Incentive Plan

10.3	2013 Executive Performance Unit Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2013, and December 31, 2012; (ii) Statements of Income for the Three Months Ended March 31, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iv) Statements of Capital Accounts for the Three Months Ended March 31, 2013 and 2012; (v) Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are otherwise not subject to the liability of that section.

+	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)