Form 10-Q
period 2013-06-30
Federal Home Loan Bank of San Francisco
filed 2013-08-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2013
Class B Stock, par value $100	72,222,993

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$993	$104
Securities purchased under agreements to resell	—	1,500
Federal funds sold	9,226	10,857
Trading securities(a)	3,209	3,191
Available-for-sale securities(a)	7,404	7,604
Held-to-maturity securities (fair values were $16,548 and $17,584, respectively)(b)	16,583	17,376
Advances (includes $7,436 and $7,390 at fair value under the fair value option, respectively)	46,288	43,750
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $3, respectively	1,067	1,289
Accrued interest receivable	106	101
Premises, software, and equipment, net	25	26
Derivative assets, net	129	529
Other assets	92	94
Total Assets	$85,122	$86,421
Liabilities:
Deposits	$270	$227
Consolidated obligations:
Bonds (includes $24,286 and $27,884 at fair value under the fair value option, respectively)	60,686	70,310
Discount notes	14,156	5,209
Total consolidated obligations	74,842	75,519
Mandatorily redeemable capital stock	3,464	4,343
Accrued interest payable	149	175
Affordable Housing Program payable	153	144
Derivative liabilities, net	38	23
Other liabilities	404	377
Total Liabilities	79,320	80,808
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
38 shares and 42 shares, respectively	3,784	4,160
Unrestricted retained earnings	316	246
Restricted retained earnings	2,056	2,001
Total Retained Earnings	2,372	2,247
Accumulated other comprehensive income/(loss)	(354)	(794)
Total Capital	5,802	5,613
Total Liabilities and Capital	$85,122	$86,421

(a)	At June 30, 2013, and December 31, 2012, none of these securities were pledged as collateral that may be repledged.

(b)	At June 30, 2013, none of these securities were pledged as collateral that may be repledged. At December 31, 2012, $2 of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest Income:
Advances	$87	$135	$176	$290
Prepayment fees on advances, net	2	1	2	23
Securities purchased under agreements to resell	—	1	1	1
Federal funds sold	4	3	8	6
Trading securities	2	7	4	13
Available-for-sale securities	68	83	137	166
Held-to-maturity securities	95	120	196	248
Mortgage loans held for portfolio	13	22	26	42
Total Interest Income	271	372	550	789
Interest Expense:
Consolidated obligations:
Bonds	117	142	240	304
Discount notes	4	7	7	13
Mandatorily redeemable capital stock	36	7	62	14
Total Interest Expense	157	156	309	331
Net Interest Income	114	216	241	458
Provision for/(reversal of) credit losses on mortgage loans	—	(2)	—	(1)
Net Interest Income After Mortgage Loan Loss Provision	114	218	241	459
Other Income/(Loss):
Net gain/(loss) on trading securities	1	(2)	3	(5)
Total other-than-temporary impairment (OTTI) loss	(4)	(18)	(8)	(29)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	4	(3)	5	(1)
Net OTTI loss, credit-related	—	(21)	(3)	(30)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	22	13	11	—
Net gain/(loss) on derivatives and hedging activities	12	(73)	18	(70)
Other	1	1	3	3
Total Other Income/(Loss)	36	(82)	32	(102)
Other Expense:
Compensation and benefits	16	16	32	32
Other operating expense	12	12	22	23
Federal Housing Finance Agency	1	3	3	7
Office of Finance	1	2	3	3
Other	1	1	1	1
Total Other Expense	31	34	61	66
Income/(Loss) Before Assessment	119	102	212	291
Affordable Housing Program Assessment	15	11	27	31
Net Income/(Loss)	$104	$91	$185	$260

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net Income/(Loss)	$104	$91	$185	$260
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	1	—	1	—
Net unrealized gain/(loss) on available-for-sale securities	—	(1)	—	(1)
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	—	(7)	(3)	(13)
Net change in fair value of other-than-temporarily impaired securities	100	52	440	320
Reclassification of non-credit-related OTTI loss included in net income/(loss)	(4)	10	(2)	11
Total net non-credit-related OTTI loss on available-for-sale securities	96	55	435	318
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	—	(7)	(3)	(10)
Accretion of non-credit-related OTTI loss	2	3	4	5
Non-credit-related OTTI loss transferred to available-for-sale securities	—	7	3	13
Total net non-credit-related OTTI loss on held-to-maturity securities	2	3	4	8
Total other comprehensive income/(loss)	99	57	440	325
Total Comprehensive Income/(Loss)	$203	$148	$625	$585

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	2	222					222
Repurchase/redemption of capital stock	(4)	(370)					(370)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Comprehensive income/(loss)			151	109	260	325	585
Cash dividends paid on capital stock (0.50%)				(12)	(12)		(12)
Balance, June 30, 2012	46	$4,643	$1,954	$97	$2,051	$(1,568)	$5,126
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	2	246					246
Repurchase/redemption of capital stock	(6)	(621)					(621)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			55	130	185	440	625
Cash dividends paid on capital stock (2.82%)				(60)	(60)		(60)
Balance, June 30, 2013	38	$3,784	$2,056	$316	$2,372	$(354)	$5,802

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash Flows from Operating Activities:
Net Income/(Loss)	$185	$260
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(34)	(13)
Provision for/(reversal of) credit losses on mortgage loans	—	(1)
Change in net fair value adjustment on trading securities	(3)	5
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	(11)	—
Change in net derivatives and hedging activities	6	17
Net OTTI loss, credit-related	3	30
Net change in:
Accrued interest receivable	(4)	33
Other assets	(1)	(5)
Accrued interest payable	(27)	(35)
Other liabilities	9	(1)
Total adjustments	(62)	30
Net cash provided by/(used in) operating activities	123	290
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(15)	38
Securities purchased under agreements to resell	1,500	(3,500)
Federal funds sold	1,756	(884)
Premises, software, and equipment	(4)	(1)
Trading securities:
Proceeds from maturities of long-term	235	635
Purchases of long-term	(525)	(1,802)
Available-for-sale securities:
Proceeds from maturities of long-term	658	2,243
Held-to-maturity securities:
Net (increase)/decrease in short-term	653	911
Proceeds from maturities of long-term	2,322	1,942
Purchases of long-term	(2,021)	(3,548)
Advances:
Principal collected	243,764	196,707
Made to members	(246,600)	(184,701)
Mortgage loans held for portfolio:
Principal collected	219	284
Proceeds from sales of foreclosed assets	1	2
Net cash provided by/(used in) investing activities	1,943	8,326

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash Flows from Financing Activities:
Net change in:
Deposits	324	(85)
Net (payments)/proceeds on derivative contracts with financing elements	32	24
Net proceeds from issuance of consolidated obligations:
Bonds	9,506	28,390
Discount notes	67,051	26,401
Bonds transferred from another Federal Home Loan Bank	122	—
Payments for matured and retired consolidated obligations:
Bonds	(18,793)	(38,067)
Discount notes	(58,104)	(27,941)
Proceeds from issuance of capital stock	246	222
Payments for repurchase/redemption of mandatorily redeemable capital stock	(880)	(534)
Payments for repurchase/redemption of capital stock	(621)	(370)
Cash dividends paid	(60)	(12)
Net cash provided by/(used in) financing activities	(1,177)	(11,972)
Net increase/(decrease) in cash and due from banks	889	(3,356)
Cash and due from banks at beginning of the period	104	3,494
Cash and due from banks at end of the period	$993	$138
Supplemental Disclosures:
Interest paid	$252	$353
Affordable Housing Program payments	18	31
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	2	2
Transfers of OTTI held-to-maturity securities to available-for-sale securities	20	55

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

Financial Instruments with Legal Right of Offset. The Bank presents certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as netting requirements). The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when the netting requirements are met. The Bank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 15 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the Bank’s investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of June 30, 2013, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K. Other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

changes to these policies as of June 30, 2013, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rates (LIBOR), will provide a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to affect the Bank’s financial statement disclosures, financial condition, results of operations, or cash flows.

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). This guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of this advisory bulletin. The asset classification provisions should be implemented by January 1, 2014, and the charge-off provisions should be implemented no later than January 1, 2015. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2013, and December 31, 2012, was as follows:

	June 30, 2013	December 31, 2012
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,194	$3,175
Mortgage-backed securities (MBS) – Other U.S. obligations – Ginnie Mae	15	16
Total	$3,209	$3,191

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
June 30, 2013, and December 31, 2012, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	June 30, 2013	December 31, 2012
Trading securities other than MBS:
Due in 1 year or less	$80	$234
Due after 1 year through 5 years	3,114	2,941
Subtotal	3,194	3,175
MBS – Other U.S. obligations – Ginnie Mae	15	16
Total	$3,209	$3,191

Interest Rate Payment Terms. Interest rate payment terms for trading securities at June 30, 2013, and December 31, 2012, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013	December 31, 2012
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,194	$3,175
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	15	16
Total	$3,209	$3,191

The net unrealized gain/(loss) on trading securities was $1 and $(2) for the three months ended June 30, 2013 and 2012, respectively. The net unrealized gain/(loss) on trading securities was $3 and $(5) for the six months ended June 30, 2013 and 2012, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of June 30, 2013, and December 31, 2012, were as follows:

June 30, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$736	$(19)	$22	$—	$739
Alt-A, option ARM	1,176	(112)	36	—	1,100
Alt-A, other	5,805	(336)	103	(7)	5,565
Total	$7,717	$(467)	$161	$(7)	$7,404

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$832	$(46)	14	$—	$800
Alt-A, option ARM	1,227	(219)	2	—	1,010
Alt-A, other	6,293	(539)	40	—	5,794
Total	$8,352	$(804)	$56	$—	$7,604

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At June 30, 2013, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,373 (including interest accretion adjustments of $58). At December 31, 2012, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,427 (including interest accretion adjustments of $61).

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

The following table summarizes the available-for-sale securities with unrealized losses as of June 30, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$30	$1	$353	$18	$383	$19
Alt-A, option ARM	—	—	814	112	814	112
Alt-A, other	722	10	2,759	333	3,481	343
Total	$752	$11	$3,926	$463	$4,678	$474

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$547	$46	$547	$46
Alt-A, option ARM	6	—	973	219	979	219
Alt-A, other	187	1	4,208	538	4,395	539
Total	$193	$1	$5,728	$803	$5,921	$804

As indicated in the tables above, as of June 30, 2013, the Bank’s investments classified as available-for-sale had gross unrealized losses related to PLRMBS, which were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at June 30, 2013, and December 31, 2012, are shown in the following table:

	June 30, 2013	December 31, 2012
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,713	$3,055
Adjustable rate	5,004	5,297
Total	$7,717	$8,352

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013	December 31, 2012
Collateralized mortgage obligations:
Converts in 1 year or less	$131	$59
Converts after 1 year through 5 years	494	703
Total	$625	$762

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,086	$—	$1,086	$—	$—	$1,086
Housing finance agency bonds	461	—	461	—	(111)	350
Subtotal	1,547	—	1,547	—	(111)	1,436
MBS:
Other U.S. obligations – Ginnie Mae	392	—	392	5	(1)	396
GSEs:
Freddie Mac	5,449	—	5,449	68	(41)	5,476
Fannie Mae	6,592	—	6,592	135	(26)	6,701
Subtotal GSEs	12,041	—	12,041	203	(67)	12,177
PLRMBS:
Prime	1,560	—	1,560	—	(51)	1,509
Alt-A, option ARM	17	—	17	—	(2)	15
Alt-A, other	1,056	(30)	1,026	25	(36)	1,015
Subtotal PLRMBS	2,633	(30)	2,603	25	(89)	2,539
Total MBS	15,066	(30)	15,036	233	(157)	15,112
Total	$16,613	$(30)	$16,583	$233	$(268)	$16,548

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,739	$—	$1,739	$—	$—	$1,739
Housing finance agency bonds	535	—	535	—	(114)	421
Subtotal	2,274	—	2,274	—	(114)	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	—	340	8	—	348
GSEs:
Freddie Mac	4,828	—	4,828	162	(1)	4,989
Fannie Mae	7,020	—	7,020	247	(5)	7,262
Subtotal GSEs	11,848	—	11,848	409	(6)	12,251
PLRMBS:
Prime	1,749	—	1,749	3	(57)	1,695
Alt-A, option ARM	41	—	41	—	(7)	34
Alt-A, other	1,158	(34)	1,124	23	(51)	1,096
Subtotal PLRMBS	2,948	(34)	2,914	26	(115)	2,825
Total MBS	15,136	(34)	15,102	443	(121)	15,424
Total	$17,410	$(34)	$17,376	$443	$(235)	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

At June 30, 2013, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $75, discounts of $46, and credit-related OTTI of $6 (including interest accretion adjustments of $5). At December 31, 2012, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $67, discounts of $36, and credit-related OTTI of $6 (including interest accretion adjustments of $5).

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

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$350	$111	350	$111
MBS:
Other U.S. obligations – Ginnie Mae	108	1	3	—	111	1
GSEs:
Freddie Mac	2,464	41	45	—	2,509	41
Fannie Mae	1,605	21	185	5	1,790	26
Subtotal GSEs	4,069	62	230	5	4,299	67
PLRMBS:
Prime	690	11	773	40	1,463	51
Alt-A, option ARM	—	—	15	2	15	2
Alt-A, other	244	4	771	62	1,015	66
Subtotal PLRMBS	934	15	1,559	104	2,493	119
Total MBS	5,111	78	1,792	109	6,903	187
Total	$5,111	$78	$2,142	$220	$7,253	$298

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$421	$114	421	$114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	314	1	13	—	327	1
Fannie Mae	56	1	270	4	326	5
Subtotal GSEs	370	2	283	4	653	6
PLRMBS:
Prime	83	2	1,197	55	1,280	57
Alt-A, option ARM	—	—	34	7	34	7
Alt-A, other	—	—	1,043	85	1,043	85
Subtotal PLRMBS	83	2	2,274	147	2,357	149
Total MBS	453	4	2,560	151	3,013	155
Total	$453	$4	$2,981	$265	$3,434	$269

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2013, and December 31, 2012, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,086	$1,086	$1,086
Due after 1 year through 5 years	16	16	15
Due after 5 years through 10 years	39	39	32
Due after 10 years	406	406	303
Subtotal	1,547	1,547	1,436
MBS:
Other U.S. obligations – Ginnie Mae	392	392	396
GSEs:
Freddie Mac	5,449	5,449	5,476
Fannie Mae	6,592	6,592	6,701
Subtotal GSEs	12,041	12,041	12,177
PLRMBS:
Prime	1,560	1,560	1,509
Alt-A, option ARM	17	17	15
Alt-A, other	1,056	1,026	1,015
Subtotal PLRMBS	2,633	2,603	2,539
Total MBS	15,066	15,036	15,112
Total	$16,613	$16,583	$16,548

December 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,739	$1,739	$1,739
Due after 1 year through 5 years	18	18	17
Due after 5 years through 10 years	46	46	39
Due after 10 years	471	471	365
Subtotal	2,274	2,274	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	340	348
GSEs:
Freddie Mac	4,828	4,828	4,989
Fannie Mae	7,020	7,020	7,262
Subtotal GSEs	11,848	11,848	12,251
PLRMBS:
Prime	1,749	1,749	1,695
Alt-A, option ARM	41	41	34
Alt-A, other	1,158	1,124	1,096
Subtotal PLRMBS	2,948	2,914	2,825
Total MBS	15,136	15,102	15,424
Total	$17,410	$17,376	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2013, and December 31, 2012, are detailed in the following table:

	June 30, 2013	December 31, 2012
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,086	$1,739
Adjustable rate	461	535
Subtotal	1,547	2,274
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	589	821
Adjustable rate	449	467
Collateralized mortgage obligations:
Fixed rate	9,806	9,096
Adjustable rate	4,222	4,752
Subtotal	15,066	15,136
Total	$16,613	$17,410

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2013	December 31, 2012
Passthrough securities:
Converts in 1 year or less	$44	$76
Converts after 1 year through 5 years	450	614
Converts after 5 years through 10 years	83	116
Total	$577	$806
Collateralized mortgage obligations:
Converts in 1 year or less	$197	$26
Converts after 1 year through 5 years	216	506
Total	$413	$532

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2013, using two third-party models. The first

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast using whole percentages, with projected changes ranging from (5.0)% to 7.0% over the 12-month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from (3.0)% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates by month at June 30, 2013.

Months	June 30, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

For securities determined to be other-than-temporarily impaired as of June 30, 2013 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2013, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	12.0	22.6	42.5	0.0
Alt-A, other
2007	6.9	58.2	47.2	25.6
2005	8.2	19.7	46.6	17.8
2004 and earlier	10.2	5.0	29.1	18.7
Total Alt-A, other	7.7	38.3	45.5	21.9
Total	7.7	38.2	45.5	21.9

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

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $4 and $5 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the six months ended June 30, 2013 and 2012, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of the period	$1,398	$1,371	$1,397	$1,362
Additional charges on securities for which OTTI was previously recognized(1)	—	21	3	30
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(3)	(5)	(5)	(5)
Balance, end of the period	$1,395	$1,387	$1,395	$1,387

(1)
For the three months ended June 30, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2013. For the three months ended June 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to April 1, 2012. For the six months ended June 30, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the six months ended June 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2012.

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

The following table summarizes the PLRMBS transferred from the Bank’s held-to-maturity portfolio to its available-for-sale portfolio during the three and six months ended June 30, 2013 and 2012. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Alt-A, option ARM	—	—	—	—	—	—	—	—
Alt-A, other	1	—	—	1	26	(7)	—	19
Total	$1	$—	$—	$1	$26	$(7)	$—	$19

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$3	$—	$—	$3
Alt-A, option ARM	22	(3)	—	19	—	—	—	—
Alt-A, other	1	—	—	1	65	(13)	—	52
Total	$23	$(3)	$—	$20	$68	$(13)	$—	$55
The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at June 30, 2013, and December 31, 2012, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$877	$736	$739	$—	$—	$—	$—
Alt-A, option ARM	1,582	1,176	1,100	—	—	—	—
Alt-A, other	6,622	5,805	5,565	161	158	127	153
Total	$9,081	$7,717	$7,404	$161	$158	$127	$153

December 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$976	$832	$800	$—	$—	$—	$—
Alt-A, option ARM	1,641	1,227	1,010	—	—	—	—
Alt-A, other	7,153	6,293	5,794	173	171	136	159
Total	$9,770	$8,352	$7,604	$173	$171	$136	$159

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2013, the Bank has experienced net unrealized losses primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2013, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. As of June 30, 2013, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $111. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2013, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2013, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.08% to 8.57% at June 30, 2013, and 0.09% to 8.57% at December 31, 2012, as summarized below.

	June 30, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$21,566	0.52%	$19,565	0.61%
After 1 year through 2 years	6,720	1.34	5,957	1.47
After 2 years through 3 years	6,173	1.66	6,352	1.59
After 3 years through 4 years	5,881	1.16	5,869	1.35
After 4 years through 5 years	3,003	1.25	2,772	1.51
After 5 years	2,674	2.34	2,665	2.43
Total par amount	46,017	1.03%	43,180	1.14%
Valuation adjustments for hedging activities	119		282
Valuation adjustments under fair value option	152		288
Total	$46,288		$43,750

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $7,141 at June 30, 2013, and $6,867 at December 31, 2012. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $141 at June 30, 2013, and $73 at December 31, 2012.

The Bank’s advances at June 30, 2013, and December 31, 2012, included $182 and $197, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at June 30, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Within 1 year	$21,625	$19,633	$21,748	$19,747
After 1 year through 2 years	6,715	5,952	6,678	5,915
After 2 years through 3 years	6,219	6,357	6,173	6,352
After 3 years through 4 years	5,881	5,869	5,806	5,869
After 4 years through 5 years	3,039	2,762	2,938	2,672
After 5 years	2,538	2,607	2,674	2,625
Total par amount	$46,017	$43,180	$46,017	$43,180

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2013 and 2012. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2013 and 2012.

	June 30, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$8,225	18%	$21	18%	$42	17%
JPMorgan Chase Bank, National Association(3)	839	2	2	2	4	2
Subtotal JPMorgan Chase & Co.	9,064	20	23	20	46	19
Bank of America California, N.A.	7,750	17	4	3	6	2
Citibank, N.A.(3)	5,501	12	4	3	9	4
First Republic Bank	4,600	10	16	13	30	12
OneWest Bank, FSB	3,614	8	10	8	21	9
Subtotal	30,529	67	57	47	112	46
Others	15,488	33	63	53	129	54
Total	$46,017	100%	$120	100%	$241	100%

	June 30, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$13,700	25%	$26	15%	$53	14%
JPMorgan Chase Bank, National Association(3)	1,553	3	3	2	7	2
Subtotal JPMorgan Chase & Co.	15,253	28	29	17	60	16
Citibank, N.A.(3)	11,287	20	13	7	28	7
Bank of the West	4,511	8	26	15	53	14
Bank of America California, N.A.	3,200	6	2	1	9	2
First Republic Bank	3,150	6	14	8	26	7
Subtotal	37,401	68	84	48	176	46
Others	18,029	32	92	52	198	54
Total	$55,430	100%	$176	100%	$374	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of June 30, 2013, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2013, and December 31, 2012, are detailed below:

	June 30, 2013	December 31, 2012
Par amount of advances:
Fixed rate:
Due within 1 year	$13,916	$5,397
Due after 1 year	18,148	17,563
Total fixed rate	32,064	22,960
Adjustable rate:
Due within 1 year	7,650	14,168
Due after 1 year	6,303	6,052
Total adjustable rate	13,953	20,220
Total par amount	$46,017	$43,180

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2013, and December 31, 2012.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Prepayment fees received	$5	$10	$6	$105
Fair value adjustments	(3)	(9)	(4)	(82)
Net	$2	$1	$2	$23
Advance principal prepaid	$141	$163	$199	$1,516

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

The following table presents information as of June 30, 2013, and December 31, 2012, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2013	December 31, 2012
Fixed rate medium-term mortgage loans	$291	$359
Fixed rate long-term mortgage loans	784	937
Subtotal	1,075	1,296
Unamortized premiums	11	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	1,070	1,292
Less: Allowance for credit losses	(3)	(3)
Total mortgage loans held for portfolio, net	$1,067	$1,289

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$840	79%	8,313	69%
OneWest Bank, FSB	144	13	2,766	23
Subtotal	984	92	11,079	92
Others	91	8	996	8
Total	$1,075	100%	12,075	100%

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

(1)	Nonmember institution.

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

Credit Products. The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At June 30, 2013, and December 31, 2012, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2013, or during 2012.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies as of June 30, 2013, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During the first six months of 2013, two member institutions were placed into receivership. These institutions had no advances outstanding at the time they were placed into receivership. Bank capital stock held by one of the institutions totaling a de minimis amount was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

From July 1, 2013, to July 31, 2013, no member institutions were placed into receivership.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of June 30, 2013, and December 31, 2012.

	June 30, 2013	December 31, 2012
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$15	$18
60 – 89 days delinquent	4	7
90 days or more delinquent	31	32
Total past due	50	57
Total current loans	1,024	1,241
Total mortgage loans	$1,074	$1,298
In process of foreclosure, included above(2)	$19	$20
Nonaccrual loans	$31	$32
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.89%	2.45%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of the period	$3	$6	$3	$6
Charge-offs – transferred to real estate owned (REO)	—	—	—	(1)
Provision for/(reversal of) credit losses	—	(2)	—	(1)
Balance, end of the period	$3	$4	$3	$4
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.01)%	(0.03)%	(0.03)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013	December 31, 2012
Allowance for credit losses, end of period
Individually evaluated for impairment	$3	$3
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$3	$3
Recorded investment, end of period
Individually evaluated for impairment	$30	$31
Collectively evaluated for impairment	1,044	1,267
Total recorded investment	$1,074	$1,298

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$19	$19	$—	$19	$19	$—
With an allowance	11	11	3	12	12	3
Total	$30	$30	$3	$31	$31	$3

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
With no related allowance	$19	$17	$19	$19
With an allowance	12	18	12	18
Total	$31	$35	$31	$37

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2013, and December 31, 2012, and for MPF Plus loans totaling $2 as of June 30, 2013, and $3 as of December 31, 2012.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2013, and December 31, 2012, and for MPF Plus loans totaling de minimis amounts as of June 30, 2013, and December 31, 2012.

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

During the six months ended June 30, 2013, and the year ended December 31, 2012, the recorded investment of the Bank’s nonperforming MPF loans classified as TDRs was de minimis.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If not, the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at June 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2013, and December 31, 2012, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
Interest-bearing deposits:
Demand and overnight	$267	$224
Term	1	2
Other	1	—
Total interest-bearing deposits	269	226
Non-interest-bearing deposits	1	1
Total	$270	$227

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2013, and December 31, 2012, are detailed in the following table:

	June 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.03%	$2	0.03%
Adjustable rate	268	0.01	224	0.01
Total interest-bearing deposits	269	0.01	226	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$270	0.01%	$227	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at June 30, 2013, and $2 at December 31, 2012. These time deposits were scheduled to mature within six months.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2013, and December 31, 2012.

	June 30, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$35,589	0.97%	$40,714	1.25%
After 1 year through 2 years	3,083	1.07	9,661	0.87
After 2 years through 3 years	5,702	1.41	3,622	1.34
After 3 years through 4 years	5,836	3.58	6,406	3.45
After 4 years through 5 years	2,430	1.66	2,896	2.14
After 5 years	7,492	1.98	6,022	2.18
Total par amount	60,132	1.42%	69,321	1.52%
Unamortized premiums	77		69
Unamortized discounts	(17)		(22)
Valuation adjustments for hedging activities	601		906
Fair value option valuation adjustments	(107)		36
Total	$60,686		$70,310

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $10,472 at June 30, 2013, and $8,778 at December 31, 2012. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank may enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $6,943 at June 30, 2013, and $4,233 at December 31, 2012. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2013	December 31, 2012
Par amount of consolidated obligation bonds:
Non-callable	$49,660	$60,543
Callable	10,472	8,778
Total par amount	$60,132	$69,321

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Within 1 year	$45,786	$48,712
After 1 year through 2 years	2,913	9,271
After 2 years through 3 years	4,597	3,547
After 3 years through 4 years	5,389	6,131
After 4 years through 5 years	725	1,093
After 5 years	722	567
Total par amount	$60,132	$69,321

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$14,160	0.10%	$5,211	0.15%
Unamortized discounts	(4)		(2)
Total	$14,156		$5,209

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2013, and December 31, 2012, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2012 Form 10-K.

	June 30, 2013	December 31, 2012
Par amount of consolidated obligations:
Bonds:
Fixed rate	$35,239	$40,823
Adjustable rate	21,783	26,918
Step-up	2,605	1,345
Step-down	315	165
Fixed rate that converts to adjustable rate	190	70
Total bonds, par	60,132	69,321
Discount notes, par	14,160	5,211
Total consolidated obligations, par	$74,292	$74,532

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2013, and December 31, 2012. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, See Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the three months ended June 30, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, March 31, 2012	$1	$(1,573)	$(41)	$(12)	$(1,625)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		—	(7)		(7)
Non-credit-related OTTI loss transferred		(7)	7		—
Net change in fair value	(1)	52			51
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		10	—		10
Net current period other comprehensive income/(loss)	(1)	55	3	—	57
Balance, June 30, 2012	$—	$(1,518)	$(38)	$(12)	$(1,568)

Balance, March 31, 2013	$—	$(409)	$(32)	$(12)	$(453)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				1	1
Non-credit-related OTTI loss		—	—		—
Non-credit-related OTTI loss transferred		—	—		—
Net change in fair value	—	100			100
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(4)	—		(4)
Net current period other comprehensive income/(loss)	—	96	2	1	99
Balance, June 30, 2013	$—	$(313)	$(30)	$(11)	$(354)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the six months ended June 30, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		—	(10)		(10)
Non-credit-related OTTI loss transferred		(13)	13		—
Net change in fair value	(1)	320			319
Accretion of non-credit-related OTTI loss			5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		11	—		11
Net current period other comprehensive income/(loss)	(1)	318	8	—	325
Balance, June 30, 2012	$—	$(1,518)	$(38)	$(12)	$(1,568)

Balance, December 31, 2012	$—	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				1	1
Non-credit-related OTTI loss		—	(3)		(3)
Non-credit-related OTTI loss transferred		(3)	3		—
Net change in fair value	—	440			440
Accretion of non-credit-related OTTI loss			4		4
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(2)	—		(2)
Net current period other comprehensive income/(loss)	—	435	4	1	440
Balance, June 30, 2013	$—	$(313)	$(30)	$(11)	$(354)

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of June 30, 2013, and December 31, 2012, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	June 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Risk-based capital	$4,080	$9,620	$4,073	$10,750
Total regulatory capital	$3,405	$9,620	$3,457	$10,750
Total regulatory capital ratio	4.00%	11.30%	4.00%	12.44%
Leverage capital	$4,256	$14,430	$4,321	$16,125
Leverage ratio	5.00%	16.95%	5.00%	18.66%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,464 outstanding to 53 institutions at June 30, 2013, and $4,343 outstanding to 53 institutions at December 31, 2012. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at the beginning of the period	$3,907	$5,307	$4,343	$5,578
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	—	1	—
Termination of membership	—	4	—	4
Redemption of mandatorily redeemable capital stock	—	(1)	(1)	(6)
Repurchase of excess mandatorily redeemable capital stock	(443)	(262)	(879)	(528)
Balance at the end of the period	$3,464	$5,048	$3,464	$5,048

Cash dividends on mandatorily redeemable capital stock in the amount of $36 and $62 were recorded as interest expense for the three and six months ended June 30, 2013, respectively. Cash dividends on mandatorily redeemable capital stock in the amount of $7 and $14 were recorded as interest expense for the three and six months ended June 30, 2012, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2013, and December 31, 2012.

Contractual Redemption Period	June 30, 2013	December 31, 2012
Within 1 year	$691	$847
After 1 year through 2 years	798	1,003
After 2 years through 3 years	1,941	194
After 3 years through 4 years	8	2,263
After 4 years through 5 years	26	36
Total	$3,464	$4,343

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. On July 26, 2013, the Bank’s Board of Directors approved revisions to the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Framework to incorporate the content of the Retained Earnings and Dividend Policy, eliminating the need for a separate, stand-alone policy. The Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital risk management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock.

Retained Earnings - In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013				June 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$69	$1,800	$144	$2,013	$100	$1,800	$63	$1,963
Transfers to/(from) restricted retained earnings	23	—	20	43	(28)	—	19	(9)
Balance at the end of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954

	Six Months Ended
	June 30, 2013				June 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	19	—	36	55	(7)	105	53	151
Balance at the end of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954

For more information on these three categories of restricted retained earnings, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of June 30, 2013, the Bank’s excess capital stock totaled $4,024, or 4.73% of total assets.

The Bank pays dividends on capital stock, recognized as cash dividends on the Statements of Capital Accounts, and on mandatorily redeemable capital stock, recognized as interest expense on the Statements of Income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the second quarter of 2013, the Bank paid dividends at an annualized rate of 3.38%, totaling $71, including $35 in dividends on capital stock and $36 in dividends on mandatorily redeemable capital stock. In the second quarter of 2012, the Bank paid dividends at an annual rate of 0.51%, totaling $13, including $6 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock.

In the first six months of 2013, the Bank paid dividends at an annualized rate of 2.82%, totaling $122, including $60 in dividends on capital stock and $62 in dividends on mandatorily redeemable capital stock. In the first six months of 2012, the Bank paid dividends at an annualized rate of 0.50%, totaling $26, including $12 in dividends on capital stock and $14 in dividends on mandatorily redeemable capital stock.

On July 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2013 at an annualized rate of 5.14%, totaling $97, including $50 in dividends on capital stock and $47 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 15, 2013. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2013. The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder’s excess capital stock at the shareholder’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750 and $750 in excess capital stock in the first and second quarter of 2013, compared to $446 and $452 in the first and second quarter of 2012.

On July 29, 2013, the Bank announced that it plans to repurchase $750 in excess capital stock on August 16, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Excess capital stock totaled $4,024 as of June 30, 2013, and $5,452 as of December 31, 2012.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013		December 31, 2012
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$1,792	25%	$2,246	26%
Banamex USA	1	—	2	—
Subtotal Citigroup Inc.	1,793	25	2,248	26
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	832	11	1,044	13
JPMorgan Chase Bank, National Association(1)	555	8	695	8
Subtotal JPMorgan Chase & Co.	1,387	19	1,739	21
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	725	10	909	11
Wells Fargo Financial National Bank	5	—	3	—
Subtotal Wells Fargo & Company	730	10	912	11
Total capital stock ownership over 10%	3,910	54	4,899	58
Others	3,338	46	3,604	42
Total	$7,248	100%	$8,503	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Note 14 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/loss on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charges on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 18 – Segment Information” in the Bank’s 2012 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2013 and 2012.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
Three months ended:
June 30, 2013	$46	$108	$154	$(15)	$19	$36	$114	$36	$31	$119
June 30, 2012	59	138	197	(21)	(7)	7	218	(82)	34	102
Six months ended:
June 30, 2013	89	221	310	(33)	40	62	241	32	61	212
June 30, 2012	132	265	397	(58)	(18)	14	459	(102)	66	291

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Does not include credit-related OTTI charges of a de minimis amount and $21 for the three months ended June 30, 2013 and 2012, respectively. Does not include credit-related OTTI charges of $3 and $30 for the six months ended June 30, 2013 and 2012, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at June 30, 2013, and December 31, 2012.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2013	$61,506	$23,616	$85,122
December 31, 2012	62,306	24,115	86,421

Note 15 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a futures commission merchant (i.e., clearing member) with a central counterparty clearinghouse (cleared derivatives). The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

Additional active uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a cash flow hedge of an underlying financial instrument, (iii) an economic hedge of a specific asset or liability, or (iv) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at June 30, 2013, and $430 at December 31, 2012. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2013, and December 31, 2012, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2013, or the year ended December 31, 2012.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s bilateral derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies, credit guidelines, and FHFA regulations. In addition, for bilateral derivatives, credit risk is mitigated by the master netting arrangements included in the contracts. The Bank also requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

For cleared derivatives, the central counterparty clearinghouse is the Bank’s counterparty. The requirement that the Bank posts initial and variation margins through the clearing member, on behalf of the central counterparty clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing member or the central counterparty clearinghouse fails to meet its obligations. The use of cleared derivatives also mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing member.

Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.

The notional amount of an interest rate exchange agreement serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The Bank had notional amounts outstanding of $78,861 and $90,416 at June 30, 2013, and December 31, 2012, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The Bank’s agreements for bilateral derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing members for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty under its agreements for bilateral derivative transactions depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2013, was $64. If the Bank’s credit rating at June 30, 2013, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to $22 of collateral (at fair value) to its derivative counterparties at June 30, 2013.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2013, and December 31, 2012. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013			December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$27,579	$703	$184	$30,634	$941	$286
Total	27,579	703	184	30,634	941	286
Derivatives not designated as hedging instruments:
Interest rate swaps	50,811	201	289	59,211	264	338
Interest rate caps, floors, corridors, and/or collars	471	2	6	571	1	6
Total	51,282	203	295	59,782	265	344
Total derivatives before netting and collateral adjustments	$78,861	906	479	$90,416	1,206	630
Netting adjustments by counterparty		(413)	(413)		(587)	(587)
Cash collateral and related accrued interest		(364)	(28)		(90)	(20)
Total collateral and netting adjustments(1)		(777)	(441)		(677)	(607)
Total derivative assets and total derivative liabilities		$129	$38		$529	$23

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$1	$(13)	$(1)	$(15)
Total net gain/(loss) related to fair value hedge ineffectiveness	1	(13)	(1)	(15)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(9)	(54)	(22)	(38)
Interest rate caps, floors, corridors and/or collars	1	1	1	1
Net interest settlements	19	(7)	40	(18)
Total net gain/(loss) related to derivatives not designated as hedging instruments	11	(60)	19	(55)
Net gain/(loss) on derivatives and hedging activities	$12	$(73)	$18	$(70)
The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2013				June 30, 2012
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$122	$(120)	$2	$(31)	$(51)	$51	$—	$(36)
Consolidated obligation bonds	(161)	160	(1)	100	(39)	26	(13)	137
Total	$(39)	$40	$1	$69	$(90)	$77	$(13)	$101

	Six Months Ended
	June 30, 2013				June 30, 2012
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$159	$(157)	$2	$(61)	$(27)	$28	$1	$(75)
Consolidated obligation bonds	(275)	272	(3)	213	(103)	87	(16)	271
Total	$(116)	$115	$(1)	$152	$(130)	$115	$(15)	$196

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and six months ended June 30, 2013 and 2012, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2013, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing member or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative instruments that have met the netting requirements, including the related collateral received from or pledged to counterparties.

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$906	$479	$1,206	$630
Gross amounts of netting adjustments and cash collateral	(777)	(441)	(677)	(607)
Total derivative assets and total derivative liabilities presented in the Statements of Condition	129	38	529	23
Collateral not offset:(1)
Collateral received or pledged - Can be sold or repledged	(121)	—	(525)	(2)
Collateral received or pledged - Cannot be sold or repledged	—	—	—	—
Net unsecured amount(1)(2)	$8	$38	$4	$21

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Any over-collateralization at an individual clearing member and/or counterparty arrangement level is not included in the determination of the net unsecured amount.

(2)
At June 30, 2013, and December 31, 2012, the Bank had no additional net credit exposure because of instances where the Bank’s pledged non-cash collateral to a counterparty exceeded the Bank’s net derivative liability position.

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2013, and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank’s financial instruments at June 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$993	$993	$993	$—	$—	$—
Federal funds sold	9,226	9,226	—	9,226	—	—
Trading securities	3,209	3,209	—	3,209	—	—
Available-for-sale securities	7,404	7,404	—	—	7,404	—
Held-to-maturity securities	16,583	16,548	—	13,659	2,889	—
Advances	46,288	46,346	—	46,346	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,067	1,122	—	1,122	—	—
Accrued interest receivable	106	106	—	106	—	—
Derivative assets, net(1)	129	129	—	906	—	(777)
Liabilities
Deposits	270	270	—	270	—	—
Consolidated obligations:
Bonds	60,686	60,452	—	60,452	—	—
Discount notes	14,156	14,156	—	14,156	—	—
Total consolidated obligations	74,842	74,608	—	74,608	—	—
Mandatorily redeemable capital stock	3,464	3,464	3,464	—	—	—
Accrued interest payable	149	149	—	149	—	—
Derivative liabilities, net(1)	38	38	—	479	—	(441)
Other
Standby letters of credit	13	13	—	13	—	—
Commitments to fund advances(2)	—	—	—	—	—	—
Commitments to issue consolidated obligation bonds(2)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$104	$104	$104	$—	$—	$—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	10,857	10,857	—	10,857	—	—
Trading securities	3,191	3,191	—	3,191	—	—
Available-for-sale securities	7,604	7,604	—	—	7,604	—
Held-to-maturity securities	17,376	17,584	—	14,338	3,246	—
Advances	43,750	43,919	—	43,919	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,289	1,368	—	1,368	—	—
Accrued interest receivable	101	101	—	101	—	—
Derivative assets, net(1)	529	529	—	1,206	—	(677)
Liabilities
Deposits	227	227	—	227	—	—
Consolidated obligations:
Bonds	70,310	70,577	—	70,577	—	—
Discount notes	5,209	5,210	—	5,210	—	—
Total consolidated obligations	75,519	75,787	—	75,787	—	—
Mandatorily redeemable capital stock	4,343	4,343	4,343	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities, net(1)	23	23	—	630	—	(607)
Other
Standby letters of credit	13	13	—	13	—	—
Commitments to fund advances(2)	—	1	—	1	—	—
Commitments to issue consolidated obligation bonds(2)	—	5	—	5	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2013:

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

Investment Securities – Certificates of Deposit – The estimated fair values of these investments are determined by calculating the present value of expected cash flows and reducing the amount for accrued interest receivable, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

As of June 30, 2013, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of June 30, 2013, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

Investment Securities – FFCB bonds and Housing Finance Agency Bonds – The Bank estimates the fair values of these securities using the same methodology as described above for Investment Securities – MBS.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Derivative Assets and Liabilities – In general, derivative instruments transacted and held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use market-observable inputs, such as the overnight index swap (OIS) curve; volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew) adjusted for counterparty credit risk, as necessary; and prepayment assumptions. Effective December 31, 2012, the Bank refined its method for estimating the fair values of its derivatives by using the OIS curve to discount the cash flows of its derivatives to determine fair value, instead of using the LIBOR swap curve, which was used in prior periods.

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes bilateral derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The Bank executes cleared derivative transactions only with clearing members that meet the Bank’s strict eligibility requirements, and the Bank’s credit exposure to the central counterparty clearinghouse (clearinghouse) is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

The fair values of the derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values because of their short-term nature. The fair values of derivatives that met the netting requirements are presented on a net basis. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

Deposits – The fair value of deposits is generally equal to the carrying value of the deposits because the deposits are primarily overnight deposits or due on demand. The Bank determines the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing the amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

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

Commitments – The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements and is recorded in other liabilities. The estimated fair value of off-balance sheet fixed rate commitments to fund advances and commitments to issue consolidated obligations takes into account the difference between current and committed interest rates.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2013, and December 31, 2012, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	15	—	—	15
Total trading securities	—	3,209	—	—	3,209
Available-for-sale securities:
PLRMBS	—	—	7,404	—	7,404
Total available-for-sale securities	—	—	7,404	—	7,404
Advances(2)	—	7,446	—	—	7,446
Derivative assets, net: interest rate-related	—	906	—	(777)	129
Total recurring fair value measurements – Assets	$—	$11,561	$7,404	$(777)	$18,188
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$24,286	$—	$—	$24,286
Derivative liabilities, net: interest rate-related	—	479	—	(441)	38
Total recurring fair value measurements – Liabilities	$—	$24,765	$—	$(441)	$24,324
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$3		$3

December 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,175	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,191	—	—	3,191
Available-for-sale securities:
PLRMBS	—	—	7,604	—	7,604
Total available-for-sale securities	—	—	7,604	—	7,604
Advances(2)	—	7,401	—	—	7,401
Derivative assets, net: interest rate-related	—	1,206	—	(677)	529
Total recurring fair value measurements – Assets	$—	$11,798	$7,604	$(677)	$18,725
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$27,884	$—	$—	$27,884
Derivative liabilities, net: interest rate-related	—	630	—	(607)	23
Total recurring fair value measurements – Liabilities	$—	$28,514	$—	$(607)	$27,907
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $7,436 and $7,390 of advances recorded under the fair value option at June 30, 2013, and December 31, 2012, respectively, and $10 and $11 of advances recorded at fair value at June 30, 2013, and December 31, 2012, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $24,286 and $27,884 of consolidated obligation bonds recorded under the fair value option at June 30, 2013, and December 31, 2012, respectively. There were no consolidated obligation bonds recorded at fair value at June 30, 2013, and December 31, 2012, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present a reconciliation of the Bank’s available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012
Balance, beginning of the period	$7,653	$7,682
Total gain/(loss) realized and unrealized included in:
Interest income	3	(3)
Net OTTI loss, credit-related	—	(21)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	100	52
Reclassification of non-credit-related OTTI included in net income/(loss)	(4)	10
Settlements	(349)	(330)
Transfers of held-to-maturity to available-for-sale securities	1	19
Balance, end of the period	$7,404	$7,409
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$3	$(24)

	Six Months Ended
	June 30, 2013	June 30, 2012
Balance, beginning of the period	$7,604	$7,687
Total gain/(loss) realized and unrealized included in:
Interest income	3	(9)
Net OTTI loss, credit-related	(3)	(30)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	440	320
Reclassification of non-credit-related OTTI included in net income/(loss)	(2)	11
Settlements	(658)	(625)
Transfers of held-to-maturity to available-for-sale securities	20	55
Balance, end of the period	$7,404	$7,409
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$—	$(39)

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013		June 30, 2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,387	$25,944	$7,911	$11,823
New transactions elected for fair value option	210	1,175	238	9,644
Maturities and terminations	(56)	(2,705)	(408)	(1,460)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(106)	(128)	9	(4)
Change in accrued interest	1	—	(1)	5
Balance, end of the period	$7,436	$24,286	$7,749	$20,008

	Six Months Ended
	June 30, 2013		June 30, 2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,390	$27,884	$8,684	$15,712
New transactions elected for fair value option	367	2,060	464	10,820
Maturities and terminations	(189)	(5,515)	(1,378)	(6,506)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(132)	(143)	(17)	(17)
Change in accrued interest	—	—	(4)	(1)
Balance, end of the period	$7,436	$24,286	$7,749	$20,008

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and six months ended June 30, 2013 and 2012.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2013, and December 31, 2012:

	At June 30, 2013			At December 31, 2012
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,284	$7,436	$152	$7,102	$7,390	$288
Consolidated obligation bonds	24,393	24,286	(107)	27,848	27,884	36

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	At June 30, 2013, and December 31, 2012, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $704,504 at June 30, 2013, and $687,902 at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $74,292 at June 30, 2013, and $74,532 at December 31, 2012. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

Off-balance sheet commitments as of June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013			December 31, 2012
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$986	$2,523	$3,509	$1,010	$2,409	$3,419
Commitments to fund advances(1)	10	1	11	20	1	21
Commitments to issue consolidated obligation bonds, par(2)	1,055	—	1,055	635	—	635

(1)	At June 30, 2013, and December 31, 2012, $3 and $16, respectively, were hedged with associated interest rate swaps.

(2)	At June 30, 2013, and December 31, 2012, $1,055 and $500, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 90 days to 10 years, including a final expiration in 2023. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $13 at June 30, 2013, and $13 at December 31, 2012. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2013, and December 31, 2012.

Commitments to fund advances totaled $11 at June 30, 2013, and $21 at December 31, 2012. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of June 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has executed collateral exchange agreements with clearing members. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of June 30, 2013, the Bank had pledged cash collateral of $36 to counterparties and clearing members that had market risk exposure to the Bank related to derivatives. As of December 31, 2012, the Bank had pledged total collateral of $23, including securities with a carrying value of $2, all of which could be sold or repledged, and cash of $21 to counterparties that had market risk exposure to the Bank related to derivatives.

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

	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$2	$1
Investments(1)	1,677	3,929
Advances	17,115	20,787
Mortgage loans held for portfolio	892	1,074
Accrued interest receivable	35	32
Other assets	17	10
Derivative assets, net	302	362
Total Assets	$20,040	$26,195
Liabilities:
Deposits	$303	$31
Mandatorily redeemable capital stock	3,071	3,850
Derivative liabilities, net	19	15
Total Liabilities	$3,393	$3,896
Notional amount of derivatives	$18,045	$16,863
Standby letters of credit	199	255

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income:
Investments(1)	$8	$10	$16	$20
Advances(2)	36	45	75	94
Mortgage loans held for portfolio	12	16	24	34
Total Interest Income	$56	$71	$115	$148
Interest Expense:
Mandatorily redeemable capital stock	$32	$6	$55	$12
Consolidated obligations(2)	(42)	(58)	(88)	(115)
Total Interest Expense	$(10)	$(52)	$(33)	$(103)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(21)	$(50)	$(56)	$(74)
Other income	—	—	—	1
Total Other Income/(Loss)	$(21)	$(50)	$(56)	$(73)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to June 30, 2013, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

Quarterly Overview

The U.S. economy continued to grow modestly during the second quarter of 2013. Although unemployment remained high, the labor market generated slightly higher payroll employment and wage increases, helping to boost consumer confidence. Interest rates increased late in the quarter in response to indications from the Federal Reserve that its bond-buying programs might be scaled back once the economy strengthens later in the year.

The housing market continued to be characterized by tight supplies of houses available for sale and strong price increases, particularly in the larger cities. Consumer surveys indicate favorable attitudes regarding home purchases and future home prices. Despite recent increases, mortgage interest rates are still historically low, supporting increased housing demand. Institutional and individual investors purchasing houses for rental purposes have remained active in the housing market, augmenting ongoing purchase activity by homebuyers. Loan demand remained modest for most members of the Federal Home Loan Bank of San Francisco.

Net income for the second quarter of 2013 was $104 million, compared to net income of $91 million for the second quarter of 2012. The increase in net income for the second quarter of 2013 reflected an increase in other income/(loss), partially offset by a decline in net interest income. Net interest income decreased to $114 million for the second quarter of 2013 from $216 million for the second quarter of 2012. This decline was due, in part, to lower average balances of advances, mortgage-backed securities (MBS), and mortgage loans; a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment; and an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense. The increase in dividends on mandatorily redeemable capital stock accounted for $29 million, or 28%, of the decline in net interest income.

Total other income/(loss) for the second quarter of 2013 was income of $36 million, compared to a loss of $82 million for the second quarter of 2012. The improvement in other income/(loss) for the second quarter of 2013 reflected a net gain associated with derivatives, hedged items, and financial instruments carried at fair value of $16 million, compared with a net loss of $55 million for the second quarter of 2012; net interest income on derivative instruments used in economic hedges, which was generally offset by net interest expense on the economically hedged assets and liabilities, of $19 million, compared with net interest expense of $7 million for the second quarter of 2012; and a de minimis credit-related other-than-temporary impairment (OTTI) charge on certain private-label residential mortgage-backed securities (PLRMBS), compared with a charge of $21 million for the prior-year period.

During the first six months of 2013, total assets decreased $1.3 billion, or 2%, to $85.1 billion at June 30, 2013, from $86.4 billion at December 31, 2012. Investments decreased $4.1 billion, or 10%, to $36.4 billion at June 30, 2013, from $40.5 billion at December 31, 2012. This decrease was partially offset by growth in advances, which increased $2.5 billion, or 6%, to $46.3 billion at June 30, 2013, from $43.8 billion at December 31, 2012. In total, 59 members increased their use of advances during the first six months of 2013, while 76 institutions reduced their advances borrowings.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the second quarter of 2013, based on the Bank’s risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members.

Two member institutions were placed into receivership during the second quarter of 2013. These institutions had no advances outstanding at the time they were placed into receivership. Bank capital stock held by one of the institutions totaling a de minimis amount was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From July 1, 2013, to July 31, 2013, no member institutions were placed into receivership.

Accumulated other comprehensive loss declined $440 million during the first six months of 2013, to $354 million at June 30, 2013, from $794 million at December 31, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

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

On July 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2013 at an annualized rate of 5.14%, totaling $97 million, including $50 million in dividends on capital stock and $47 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 15, 2013. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2013. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of June 30, 2013, the Bank’s excess capital stock totaled $4.0 billion, or 4.73% of total assets.

As of June 30, 2013, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 11.30%, exceeding the 4.00% requirement. The Bank had $9.6 billion in regulatory capital, exceeding its risk-based capital requirement of $4.1 billion. Total retained earnings were $2.4 billion as of June 30, 2013.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on August 16, 2013. This repurchase, combined with the estimated redemption of up to $512 million in mandatorily redeemable capital stock during the third quarter, will reduce the Bank’s excess capital stock by up to $1.3 billion. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Selected Balance Sheet Items at Quarter End
Total Assets	$85,122	$87,593	$86,421	$94,189	$102,662
Advances	46,288	46,713	43,750	51,825	56,074
Mortgage Loans Held for Portfolio, Net	1,067	1,173	1,289	1,411	1,547
Investments(1)	36,422	37,861	40,528	40,357	44,283
Consolidated Obligations:(2)
Bonds	60,686	64,296	70,310	73,371	73,528
Discount Notes	14,156	12,829	5,209	9,728	17,611
Mandatorily Redeemable Capital Stock	3,464	3,907	4,343	4,770	5,048
Capital Stock —Class B —Putable	3,784	3,951	4,160	4,464	4,643
Unrestricted Retained Earnings	316	290	246	204	97
Restricted Retained Earnings	2,056	2,013	2,001	1,979	1,954
Accumulated Other Comprehensive Income/(Loss)	(354)	(453)	(794)	(1,067)	(1,568)
Total Capital	5,802	5,801	5,613	5,580	5,126
Selected Operating Results for the Quarter
Net Interest Income	$114	$127	$171	$219	$216
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	(2)
Other Income/(Loss)	36	(4)	(28)	(34)	(82)
Other Expense	31	30	35	33	34
Assessments	15	12	14	15	11
Net Income/(Loss)	$104	$81	$94	$137	$91
Selected Other Data for the Quarter
Net Interest Margin(3)	0.52%	0.59%	0.75%	0.88%	0.82%
Operating Expenses as a Percent of Average Assets	0.13	0.12	0.14	0.11	0.11
Return on Average Assets	0.47	0.37	0.41	0.54	0.34
Return on Average Equity	7.11	5.59	6.73	10.25	7.23
Annualized Dividend Rate	3.38	2.30	2.51	0.47	0.51
Dividend Payout Ratio(4)	33.48	30.89	30.63	4.03	6.63
Average Equity to Average Assets Ratio	6.64	6.62	6.07	5.30	4.76
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	11.30	11.60	12.44	12.12	11.44
Duration Gap (in months)	1	1	(1)	(1)	—

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
June 30, 2013	$704,504
March 31, 2013	665,975
December 31, 2012	687,902
September 30, 2012	674,487
June 30, 2012	685,195

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three and six months ended June 30, 2013 and 2012, together with the related interest income and expense. They also presents the average rates on total earning assets and the average costs of total funding sources.

Second Quarter of 2013 Compared to Second Quarter of 2012

Average Balance Sheets

	Three Months Ended
	June 30, 2013			June 30, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$20	$—	0.09%	$13	$—	0.16%
Securities purchased under agreements to resell	1,069	—	0.11	2,309	1	0.16
Federal funds sold	10,751	4	0.15	9,458	3	0.16
Trading securities:
MBS	15	—	1.68	17	—	1.81
Other investments	3,362	2	0.22	3,734	7	0.71
Available-for-sale securities:(1)
MBS	7,860	68	3.49	9,067	82	3.63
Other investments	—	—	—	890	1	0.46
Held-to-maturity securities:(1)
MBS	14,562	94	2.58	15,269	117	3.08
Other investments	2,207	1	0.24	4,766	3	0.24
Mortgage loans held for portfolio	1,127	13	4.62	1,623	22	5.47
Deposits with other FHLBanks	—	—	0.04	—	—	0.06
Advances(2)	46,407	89	0.77	58,970	136	0.93
Loans to other FHLBanks	5	—	0.12	4	—	0.13
Total interest-earning assets	87,385	271	1.24	106,120	372	1.41
Other assets(3)(4)(5)	1,016	—	—	898	—	—
Total Assets	$88,401	$271	1.23%	$107,018	$372	1.40%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$62,750	$117	0.75%	$72,482	$142	0.78%
Discount notes	14,709	4	0.10	21,967	7	0.13
Deposits(3)	644	—	0.08	717	—	0.03
Borrowings from other FHLBanks	—	—	—	5	—	0.13
Mandatorily redeemable capital stock	3,688	36	3.91	5,173	7	0.55
Other borrowings	26	—	0.08	1	—	0.21
Total interest-bearing liabilities	81,817	157	0.77	100,345	156	0.62
Other liabilities(3)(4)	711	—	—	1,574	—	—
Total Liabilities	82,528	157	0.77	101,919	156	0.61
Total Capital	5,873	—	—	5,099	—	—
Total Liabilities and Capital	$88,401	$157	0.71%	$107,018	$156	0.58%
Net Interest Income		$114			$216
Net Interest Spread(6)			0.47%			0.79%
Net Interest Margin(7)			0.52%			0.82%
Interest-earning Assets/Interest-bearing Liabilities	106.81%			105.76%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2013			June 30, 2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(2)	$(31)	$(33)	$(4)	$(36)	$(40)
Consolidated obligation bonds	17	100	117	15	137	152

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2013 was $114 million, a 47% decrease from $216 million in the second quarter of 2012. The following table details the changes in interest income and interest expense for the second quarter of 2013 compared to the second quarter of 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$(1)	$—
Federal funds sold	1	1	—
Trading securities: Other investments	(5)	(1)	(4)
Available-for-sale securities:
MBS	(14)	(11)	(3)
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	(23)	(5)	(18)
Other investments	(2)	(2)	—
Mortgage loans held for portfolio	(9)	(6)	(3)
Advances(2)	(47)	(26)	(21)
Total interest-earning assets	(101)	(52)	(49)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(25)	(20)	(5)
Discount notes	(3)	(2)	(1)
Mandatorily redeemable capital stock	29	(3)	32
Total interest-bearing liabilities	1	(25)	26
Net interest income	$(102)	$(27)	$(75)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $2 million of advance prepayment fees in the second quarter of 2013 compared to $1 million in the second quarter of 2012.

The net interest margin was 52 basis points for the second quarter of 2013, 30 basis points lower than the net interest margin for the second quarter of 2012, which was 82 basis points. The net interest spread was 47 basis points for the second quarter of 2013, 32 basis points lower than the net interest spread for the second quarter of 2012, which was 79 basis points. These decreases were primarily due to the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and to the decline in earnings on invested capital.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2013 and 2012.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2013	June 30, 2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$1	$(2)
Total OTTI loss	(4)	(18)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	4	(3)
Net OTTI loss, credit-related	—	(21)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	22	13
Net gain/(loss) on derivatives and hedging activities	12	(73)
Other	1	1
Total Other Income/(Loss)	$36	$(82)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $(2) million for the three months ended June 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS. The de minimis amount of credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank’s PLRMBS, based on the Bank’s OTTI analyses for the second quarter of 2013. The decrease in the credit-related OTTI charge was primarily due to further stabilization of the housing and mortgage markets and to improved expectations for these markets. The following table presents the net OTTI loss for the three months ended June 30, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	June 30, 2013			June 30, 2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$—	$—
Alt-A, option ARM	—	—	—	(5)	(1)	(6)
Alt-A, other	(4)	4	—	(13)	(2)	(15)
Total	$(4)	$4	$—	$(18)	$(3)	$(21)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$—	$—	$—	$(7)	$7	$—
Securities previously impaired prior to current period(1)	(4)	4	—	(11)	(10)	(21)
Total	$(4)	$4	$—	$(18)	$(3)	$(21)

(1)
For the three months ended June 30, 2013, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to April 1, 2013. For the three months ended June 30, 2012, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to April 1, 2012.

Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2013	June 30, 2012
Advances	$(106)	$9
Consolidated obligation bonds	128	4
Total	$22	$13

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

	Three Months Ended
(In millions)	June 30, 2013				June 30, 2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$82	$(29)	$53	$—	$(31)	$(32)	$(63)
Not elected for fair value option	2	6	(4)	4	—	2	(6)	(4)
Consolidated obligation bonds:
Elected for fair value option	—	(77)	17	(60)	—	14	8	22
Not elected for fair value option	(1)	(34)	40	5	(13)	(30)	38	(5)
Consolidated obligation discount notes:
Not elected for fair value option	—	15	(5)	10	—	(12)	(13)	(25)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	4	(2)	2
Total	$1	$(8)	$19	$12	$(13)	$(53)	$(7)	$(73)

During the second quarter of 2013, net gains on derivatives and hedging activities totaled $12 million compared to net losses of $73 million in the second quarter of 2012. These amounts included net interest income of $19 million and net interest expense of $7 million on derivative instruments used in economic hedges in the second quarter of 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Average Balance Sheets

	Six Months Ended
	June 30, 2013			June 30, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$17	$—	0.10%	$21	$—	0.12%
Securities purchased under agreements to resell	1,561	1	0.12	1,563	1	0.15
Federal funds sold	10,309	8	0.17	9,144	6	0.14
Trading securities:
MBS	15	—	1.69	17	—	1.93
Other investments	3,373	4	0.22	3,250	13	0.77
Available-for-sale securities:(1)
MBS	8,011	137	3.45	9,213	163	3.56
Other investments	—	—	—	1,304	3	0.49
Held-to-maturity securities:(1)
MBS	14,507	193	2.68	15,343	243	3.18
Other investments	2,247	3	0.25	4,823	5	0.22
Mortgage loans held for portfolio	1,181	26	4.48	1,693	42	5.04
Advances(2)	46,082	178	0.78	61,695	313	1.02
Deposits with other FHLBanks	—	—	0.04	—	—	0.04
Loans to other FHLBanks	2	—	0.12	3	—	0.12
Total interest-earning assets	87,305	550	1.27	108,069	789	1.47
Other assets(3)(4)(5)	1,014	—	—	652	—	—
Total Assets	$88,319	$550	1.26%	$108,721	$789	1.46%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$65,535	$240	0.74%	$74,313	$304	0.82%
Discount notes	11,578	7	0.11	22,048	13	0.12
Deposits(3)	497	—	0.06	734	—	0.01
Borrowings from other FHLBanks	—	—	—	7	—	0.11
Mandatorily redeemable capital stock	3,999	62	3.13	5,351	14	0.52
Other borrowings	35	—	0.10	1	—	0.21
Total interest-bearing liabilities	81,644	309	0.76	102,454	331	0.65
Other liabilities(3)(4)	817	—	—	1,289	—	—
Total Liabilities	82,461	309	0.76	103,743	331	0.64
Total Capital	5,858	—	—	4,978	—	—
Total Liabilities and Capital	$88,319	$309	0.71%	$108,721	$331	0.61%
Net Interest Income		$241			$458
Net Interest Spread(6)			0.51%			0.82%
Net Interest Margin(7)			0.56%			0.85%
Interest-earning Assets/Interest-bearing Liabilities	106.93%			105.48%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2013			June 30, 2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(4)	$(61)	$(65)	$(8)	$(75)	$(83)
Consolidated obligation bonds	33	213	246	30	271	301

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2013 was $241 million, a 47% decrease from $458 million in the first six months of 2012. The following table details the changes in interest income and interest expense for the first six months of 2013 compared to the first six months of 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$2	$1	$1
Trading securities:
Other investments	(9)	—	(9)
Available-for-sale securities:
MBS	(26)	(21)	(5)
Other investments	(3)	(3)	—
Held-to-maturity securities:
MBS	(50)	(13)	(37)
Other investments	(2)	(3)	1
Mortgage loans held for portfolio	(16)	(12)	(4)
Advances(2)	(135)	(70)	(65)
Total interest-earning assets	(239)	(121)	(118)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(64)	(35)	(29)
Discount notes	(6)	(5)	(1)
Mandatorily redeemable capital stock	48	(4)	52
Total interest-bearing liabilities	(22)	(44)	22
Net interest income	$(217)	$(77)	$(140)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $2 million in the first six months of 2013 compared to $23 million in the first six months of 2012.

The net interest margin was 56 basis points for the first six months of 2013, 29 basis points lower than the net interest margin for the first six months of 2012, which was 85 basis points. The net interest spread was 51 basis points for the first six months of 2013, 31 basis points lower than the net interest spread for the first six months of 2012, which was 82 basis points. These decreases were primarily due to the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and to the decline in earnings on invested capital.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2013 and 2012.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2013	June 30, 2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$3	$(5)
Total OTTI loss	(8)	(29)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	5	(1)
Net OTTI loss, credit-related	(3)	(30)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	11	—
Net gain/(loss) on derivatives and hedging activities	18	(70)
Other	3	3
Total Other Income/(Loss)	$32	$(102)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $3 million and $(5) million for the six months ended June 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $3 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the first six months of 2013. The following table presents the net OTTI loss for the six months ended June 30, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	Six Months Ended
	June 30, 2013			June 30, 2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$—	$—
Alt-A, option ARM	(3)	3	—	(5)	(1)	(6)
Alt-A, other	(5)	2	(3)	(24)	—	(24)
Total	$(8)	$5	$(3)	$(29)	$(1)	$(30)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$(3)	$3	$—	$(10)	$10	$—
Securities previously impaired prior to current period(1)	(5)	2	(3)	(19)	(11)	(30)
Total	$(8)	$5	$(3)	$(29)	$(1)	$(30)

(1)
For the six months ended June 30, 2013, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the six months ended June 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2013	June 30, 2012
Advances	$(132)	$(17)
Consolidated obligation bonds	143	17
Total	$11	$—

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first six months of 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

(In millions)	June 30, 2013				June 30, 2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$116	$(57)	$59	$—	$(19)	$(68)	$(87)
Not elected for fair value option	2	11	(9)	4	1	5	(11)	(5)
Consolidated obligation bonds:
Elected for fair value option	—	(96)	34	(62)	—	26	15	41
Not elected for fair value option	(3)	(73)	81	5	(16)	(55)	76	5
Consolidated obligation discount notes:
Not elected for fair value option	—	20	(9)	11	—	1	(25)	(24)
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	5	(5)	—
Total	$(1)	$(21)	$40	$18	$(15)	$(37)	$(18)	$(70)

During the first six months of 2013, net gains on derivatives and hedging activities totaled $18 million compared to net losses of $70 million in the first six months of 2012. These amounts included net interest income of $40 million and net interest expense of $18 million on derivative instruments used in economic hedges in the first six months of 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Return on Average Equity

Return on average equity (ROE) was 7.11% (annualized) for the second quarter of 2013, compared to 7.23% (annualized) for the second quarter of 2012. This decrease primarily reflected higher average equity, which rose 15%, to $5.9 billion in the second quarter of 2013 from $5.1 billion in the second quarter of 2012, partially offset by higher net income in the second quarter of 2013.

ROE was 6.36% (annualized) for the first six months of 2013, compared to 10.53% (annualized) for the first six months of 2012. This decrease reflected the decrease in net income in the first six months of 2013, and higher average equity, which rose 18%, to $5.9 billion in the first six months of 2013 from $5.0 billion in the first six months of 2012.

Dividends and Retained Earnings

On July 26, 2013, the Bank's Board of Directors approved revisions to the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework to incorporate the content of the Retained Earnings and Dividend Policy, eliminating the need for a separate, stand-alone policy. The Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank's capital risk management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

Under regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has an Excess Stock Repurchase, Retained Earnings, and Dividend Framework that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Excess Stock Repurchase, Retained Earnings, and Dividend Framework from time to time. In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The Bank’s Risk Management Policy may limit the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 132.3% as of June 30, 2013. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2012 Form 10-K.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2013, advances maturing within five years totaled $43.3 billion, significantly in excess of the $270 million of member deposits on that date. At December 31, 2012, advances maturing within five years totaled $40.5 billion, also significantly in excess of the $227 million of member deposits on that date. In addition, as of June 30, 2013, and December 31, 2012, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments.

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

As the cumulative net valuation gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings under this provision of the policy is therefore decreased. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may help preserve the Bank’s ability to pay dividends, the reversal of cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of June 30, 2013, the amount of restricted retained earnings in the Bank’s targeted buildup account was $1.8 billion.

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

The following tables summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013				June 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$69	$1,800	$144	$2,013	$100	$1,800	$63	$1,963
Transfers to/(from) restricted retained earnings	23	—	20	43	(28)	—	19	(9)
Balance at end of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954

	Six Months Ended
	June 30, 2013				June 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	19	—	36	55	(7)	105	53	151
Balance at end of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954

For more information on these three categories of restricted retained earnings, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of June 30, 2013, the Bank’s excess capital stock totaled $4.0 billion, or 4.73% of total assets.

The Bank pays dividends on capital stock, recognized as cash dividends on the Statements of Capital Accounts, and on mandatorily redeemable capital stock, recognized as interest expense on the Statements of Income.

In the second quarter of 2013, the Bank paid dividends at an annualized rate of 3.38%, totaling $71 million, including $35 million in dividends on capital stock and $36 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2012, the Bank paid dividends at an annualized rate of 0.51%, totaling $13 million, including $6 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock.

In the first six months of 2013, the Bank paid dividends at an annualized rate of 2.82%, totaling $122 million, including $60 million in dividends on capital stock and $62 million in dividends on mandatorily redeemable capital stock. In the first six months of 2012, the Bank paid dividends at an annualized rate of 0.50%, totaling $26 million, including $12 million in dividends on capital stock and $14 million in dividends on mandatorily redeemable capital stock.

On July 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2013 at an annualized rate of 5.14%, totaling $97 million, including $50 million in dividends on capital stock and $47 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 15, 2013. Dividends on mandatorily redeemable capital stock are recognized as interest expense in the third quarter of 2013.The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank’s dividends and retained earnings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2012 to 2011 – Dividends and Retained Earnings” in the Bank’s 2012 Form 10-K.

Financial Condition

Total assets were $85.1 billion at June 30, 2013, a 2% decrease from $86.4 billion at December 31, 2012. Advances increased by $2.5 billion, or 6%, to $46.3 billion at June 30, 2013, from $43.8 billion at December 31, 2012. Average total assets were $88.4 billion for the second quarter of 2013, a 17% decrease compared to $107.0 billion for the second quarter of 2012. Average total assets were $88.3 billion for the first six months of 2013, a 19% decrease compared to $108.7 billion for the first six months of 2012. Average advances were $46.4 billion for the second quarter of 2013, a 21% decrease from $59.0 billion for the second quarter of 2012. Average advances were $46.1 billion for the first six months of 2013, a 25% decreased from $61.7 billion for the first six months of 2012.

Advances outstanding at June 30, 2013, included unrealized gains of $271 million, of which $119 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $152 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2012, included unrealized gains of $570 million, of which $282 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $288 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2012, to June 30, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $79.3 billion at June 30, 2013, a 2% decrease from $80.8 billion at December 31, 2012, reflecting decreases in consolidated obligations outstanding from $75.5 billion at December 31, 2012, to $74.8 billion at June 30, 2013. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2013. Average total liabilities were $82.5 billion for the second quarter of 2013, a 19% decrease compared to $101.9 billion for the second quarter of 2012. Average total liabilities were $82.5 billion for the first six months of 2013, a 20% decrease compared to $103.7 billion for the first six months of 2012. These decreases in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $77.5 billion in the second quarter of 2013 and $94.4 billion in the second quarter of 2012. Average consolidated obligations were $77.1 billion in the first six months of 2013 and $96.4 billion in the first six months of 2012.

Consolidated obligations outstanding at June 30, 2013, included unrealized losses of $601 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $107 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2012, included unrealized losses of $906 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $36 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2012, to June 30, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $704.5 billion at June 30, 2013, and $687.9 billion at December 31, 2012.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of June 30, 2013, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment decrease to $61.5 billion (72% of total assets) at June 30, 2013, from $62.3 billion (72% of total assets) at December 31, 2012, representing a decrease of $0.8 billion, or 1%.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements. Adjusted net interest income for this segment was $46 million in the second quarter of 2013, a decrease of $13 million, or 22%, compared to $59 million in the second quarter of 2012. In the first six months of 2013, adjusted net interest income for this segment was $89 million, a decrease of $43 million, or 33%, compared to $132 million in the first six months of 2012. These decreases were primarily due to less-favorable funding costs, a decline in earnings on invested capital because of the lower interest rate environment and lower average capital balances, lower advance prepayment fees, and lower average balances of advances. Adjusted net interest income for this segment represented 30% of total adjusted net interest income for both the second quarter of 2013 and the second quarter of 2012, and 29% and 33% of total adjusted net interest income for the first six months of 2013 and 2012, respectively.

Members and nonmember borrowers prepaid $141 million of advances in the second quarter of 2013 compared to $163 million in the second quarter of 2012. Interest income was increased by net prepayment fees of $2 million in the second quarter of 2013 and $1 million in the second quarter of 2012. Members and nonmember borrowers prepaid $199 million of advances in the first six months of 2013 compared to $1.5 billion in the first six months of 2012. Interest income was increased by net prepayment fees of $2 million in the first six months of 2013 and $23 million in the first six months of 2012.

Advances – The par amount of advances outstanding increased by $2.8 billion, or 6%, to $46.0 billion at June 30, 2013, from $43.2 billion at December 31, 2012. Average advances outstanding were $46.4 billion in the second quarter of 2013, a 21% decrease from $59.0 billion in the second quarter of 2012. Average advances outstanding were $46.1 billion in the first six months of 2013, a 25% decrease from $61.7 billion in the first six months of 2012.

The increase in advances outstanding was primarily attributable to a $3.0 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $30.5 billion at June 30, 2013, from $27.5 billion at December 31, 2012. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) This increase was partially offset by a $0.2 billion decrease in total advances outstanding attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 59 members increased their use of advances during the first six months of 2013, while 76 borrowers decreased their advances borrowings.

The $2.8 billion increase in advances outstanding reflects a $9.1 billion increase in fixed rate advances offset by a $6.3 billion decrease in adjustable rate advances.

The components of the advances portfolio at June 30, 2013, and December 31, 2012, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2013		December 31, 2012
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$11,778	26%	$18,073	42%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	135	—	135	—
Subtotal adjustable rate advances	11,914	26	18,209	42
Fixed	24,670	54	15,794	37
Fixed – amortizing	286	1	307	1
Fixed – with PPS(1)	6,585	15	6,389	15
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member’s option	5	—	15	—
Fixed – callable at member’s option with PPS(1)	136	—	58	—
Fixed – putable at Bank’s option	97	—	112	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	32,064	70	22,960	53
Daily variable rate	2,039	4	2,011	5
Total par amount	$46,017	100%	$43,180	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $14.0 billion as of June 30, 2013, a decrease of $3.8 billion, or 21%, from $17.8 billion as of December 31, 2012. The reduction in the non-MBS investment portfolio was primarily due to lower balances of Federal funds sold, short-term securities purchased under agreements to resell, and certificates of deposit.

Cash and Due from Banks – Cash and due from banks was $993 million at June 30, 2013, an $889 million increase from December 31, 2012. Cash held at the Federal Reserve Bank of San Francisco increased because fewer of the Bank’s Federal fund and repurchase agreement counterparties had demand for funds at the end of the second quarter of 2013.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased $1.0 billion, or 2%, from $56.7 billion at December 31, 2012, to $55.7 billion at June 30, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At June 30, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $70.7 billion, of which $19.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $17.8 billion were hedging advances, $60.4 billion were hedging consolidated obligations, $2.7 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of June 30, 2013, 3-month U.S. Treasury bill and 3-month LIBOR rates declined modestly while 2-year and 5-year U.S. Treasury note rates increased compared to December 31, 2012. In general, yields on U.S. Treasury securities during the second quarter of 2013 increased primarily as a result of the FOMC’s improved economic outlook, which identified both improved labor market conditions and diminished downside risks to economic growth. Based on the revised economic outlook by the FOMC, market participants expect the Federal Reserve to taper its monthly purchases of U.S. Treasury and agency MBS, possibly before yearend 2013.

Selected Market Interest Rates

Market Instrument	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.03	0.04	0.08	0.01
3-month LIBOR	0.27	0.31	0.46	0.58
2-year Treasury note	0.36	0.25	0.30	0.24
5-year Treasury note	1.40	0.72	0.72	0.83

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first six months of 2013 and 2012. Lower 3-month LIBOR rates during the first six months of 2013 compared to the same period in 2012 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes. Three-month LIBOR averaged 0.28% in the first six months of 2013 compared with 0.49% in the first six months of 2012.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2013	June 30, 2012
Consolidated obligation bonds	–16.4	–29.0
Consolidated obligation discount notes (one month and greater)	–19.1	–29.2

Mortgage-Related Business. The mortgage-related business consists of mortgage-backed securities (MBS)
investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements. At June 30, 2013, assets associated with this segment were $23.6 billion (28% of total assets), a decrease of $0.5 billion from $24.1 billion at December 31, 2012 (28% of total assets).

Adjusted net interest income for this segment was $108 million in the second quarter of 2013, a decrease of $30 million, or 22%, from $138 million in the second quarter of 2012. In the first six months of 2013, adjusted net interest income for this segment was $221 million, a decrease of $44 million, or 17%, from $265 million in the first six months of 2012. These decreases were primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 70% of total adjusted net interest income for both the second quarter of 2013 and the second quarter of 2012, and 71% and 67% of total adjusted net interest income for the first six months of 2013 and 2012, respectively.

MBS Investments – The Bank’s MBS portfolio was $22.4 billion at June 30, 2013, compared to $22.7 billion at December 31, 2012. During the first six months of 2013, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $2.9 billion, partially offset by purchases of $2.0 billion of agency residential MBS and a $0.4 billion improvement in the fair value of PLRMBS classified as available-for-sale. Average MBS investments were $22.4 billion in the second quarter of 2013, a decrease of $2.0 billion from $24.4 billion in the second quarter of 2012. Average MBS investments were $22.5 billion in the first six months of 2013, a decrease of $2.1 billion from $24.6 billion in the first six months of 2012. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

MPF Program – Mortgage loan balances declined to $1.1 billion at June 30, 2013, from $1.3 billion at December 31, 2012, a decline of $0.2 billion. Average mortgage loans were $1.1 billion in the second quarter of 2013, a decrease of $0.5 billion from $1.6 billion in the second quarter of 2012. Average mortgage loans were $1.2 billion in the first six months of 2013, a decrease of $0.5 billion from $1.7 billion in the first six months of 2012.

At June 30, 2013, and December 31, 2012, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF.

Mortgage loan balances at June 30, 2013, and December 31, 2012, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2013	December 31, 2012
MPF Plus	$984	$1,187
Original MPF	91	109
Subtotal	1,075	1,296
Unamortized premiums	11	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	1,070	1,292
Less: Allowance for credit losses	(3)	(3)
Mortgage loans held for portfolio, net	$1,067	$1,289

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.5 billion to $23.6 billion at June 30, 2013, from $24.1 billion at December 31, 2012, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.2 billion and $9.1 billion, at June 30, 2013, and December 31, 2012, respectively.

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
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2013, and December 31, 2012.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2013	December 31, 2012
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,138	$10,166
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	867	477
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	7,142	6,976
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	141	141
Subtotal Economic Hedges(1)			8,151	7,595
Total			19,289	17,761
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	15,246	19,798
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	3,554	5,639
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,350	1,360
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	19,948	24,923
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2,980	11,061
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	490	535
Subtotal Economic Hedges(1)			28,322	43,518
Total			43,568	63,316

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2013	December 31, 2012
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,195	670
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,613	1,888
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,135	1,675
Subtotal Economic Hedges(1)			5,748	3,563
Total			6,943	4,233
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	495	755
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	4,614	599
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	680	630
Total			5,789	1,984
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,942	2,692
Total			2,942	2,692
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	430
Total			330	430
Total Notional Amount			$78,861	$90,416

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2013, the total notional amount of interest rate exchange agreements outstanding was $78.9 billion, compared with $90.4 billion at December 31, 2012. The $11.5 billion decrease in the notional amount of derivatives during the first six months of 2013 was primarily due to a net $17.0 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, partially offset by a net $3.8 billion increase in interest rate exchange agreements hedging discount notes and a net $1.5 billion increase in interest rate exchange agreements hedging advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2013, and December 31, 2012.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,138	$(108)	$108	$—	$—
Non-callable bonds	15,246	592	(592)	—	—
Callable bonds	1,195	(12)	17	—	5
Subtotal	27,579	472	(467)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	8,151	(155)	—	134	(21)
Non-callable bonds	28,322	122	—	(25)	97
Callable bonds	5,748	(82)	—	146	64
Discount notes	5,789	—	—	—	—
FFCB bonds and TLGP securities	2,942	—	—	—	—
Intermediated	330	—	—	—	—
Subtotal	51,282	(115)	—	255	140
Total excluding accrued interest	78,861	357	(467)	255	145
Accrued interest	—	70	(71)	4	3
Total	$78,861	$427	$(538)	$259	$148

December 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,166	$(270)	$268	$—	$(2)
Non-callable bonds	19,798	844	(843)	—	1
Callable bonds	670	10	(4)	—	6
Subtotal	30,634	584	(579)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,595	(288)	—	270	(18)
Non-callable bonds	43,518	210	—	(35)	175
Callable bonds	3,563	1	—	13	14
Discount notes	1,984	(20)	—	—	(20)
FFCB bonds and TLGP securities	2,692	(1)	—	—	(1)
Intermediated	430	—	—	—	—
Subtotal	59,782	(98)	—	248	150
Total excluding accrued interest	90,416	486	(579)	248	155
Accrued interest	—	90	(108)	3	(15)
Total	$90,416	$576	$(687)	$251	$140

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

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2013, and December 31, 2012.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2013			December 31, 2012
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$14,443	18%	A	$21,107	23%
Deutsche Bank AG	A	11,521	15	A	15,002	17
JPMorgan Chase Bank, National Association	A	10,524	13	A	9,762	11
Morgan Stanley Capital Services	BBB	9,443	12	BBB	6,124	7
UBS AG	A	8,991	12	A	12,603	14
Subtotal		54,922	70		64,598	72
Others	At least A	23,939	30	At least BBB	25,818	28
Total		$78,861	100%		$90,416	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first six months of 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following June 30, 2013, and December 31, 2012. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2013		As of December 31, 2012
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$3	$5	$—	$17
Commitments to purchase investments	125	305	275	275
Demand deposits	638	638	316	316
Maturing member term deposits	—	1	—	2
Discount note and bond maturities and expected exercises of bond call options	1,615	19,852	467	11,417
Subtotal obligations	2,381	20,801	1,058	12,027
Sources of available funds:
Maturing investments	3,881	10,220	5,120	14,117
Cash at Federal Reserve Bank of San Francisco	990	990	103	103
Proceeds from scheduled settlements of discount notes and bonds	—	1,055	390	635
Maturing advances and scheduled prepayments	2,009	13,576	1,785	5,486
Subtotal sources	6,880	25,841	7,398	20,341
Net funds available	4,499	5,040	6,340	8,314
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,367	—	19,363
FFCB bonds	3,098	3,098	3,080	3,080
Subtotal contingent sources	3,098	22,465	3,080	22,443
Total contingent funds available	$7,597	$27,505	$9,420	$30,757

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2013, and December 31, 2012.

Regulatory Capital Requirements

	June 30, 2013		December 31, 2012
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,080	$9,620	$4,073	$10,750
Total regulatory capital	$3,405	$9,620	$3,457	$10,750
Total regulatory capital ratio	4.00%	11.30%	4.00%	12.44%
Leverage capital	$4,256	$14,430	$4,321	$16,125
Leverage ratio	5.00%	16.95%	5.00%	18.66%
In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on August 16, 2013. This repurchase, combined with the estimated redemption of up to $512 million in mandatorily redeemable capital stock during the second quarter of 2013, will reduce the Bank’s excess capital stock by up to $1.3 billion. (Approximately $481 million of the mandatorily redeemable excess stock scheduled for redemption in the third quarter of 2013 is held by JPMorgan Chase Bank, National Association, and after the redemption, its stock ownership will be reduced to less than 5% of the Bank's total outstanding capital stock as of that date.) The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Advances. The Bank manages the credit risk of advances and other member credit products by setting the credit and collateral terms available to individual borrowers based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan quality and documentation standards of the borrowers that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to borrowers that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in view of deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

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

The Bank determines the maximum amount and maximum term of the advances it will make to an insurance company based on an ongoing risk assessment that considers the member's financial and regulatory standing and other qualitative information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from one to ten, with one as the highest credit quality rating. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks associated with insurance companies, including risks related to the resolution process for insurance companies, which is significantly different from the one established for the Bank's insured depository members.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2013, and December 31, 2012.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	197	116	$39,418	$126,883	31%
4-6	141	78	9,947	22,838	44
7-10	24	8	138	279	49
Subtotal	362	202	49,503	150,000	33
CDFIs	3	2	31	41	76
Total	365	204	$49,534	$150,041	33%

December 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	183	110	$32,230	$127,782	25%
4-6	153	76	13,824	30,829	45
7-10	35	16	520	974	53
Total	371	202	$46,574	$159,585	29
CDFIs	3	2	35	37	95
Total	374	204	$46,609	$159,622	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$7,872	$8,181
11% – 25%	5	5,569	6,893
26% – 50%	22	5,471	8,622
More than 50%	170	30,622	126,345
Total	204	$49,534	$150,041

December 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$305	$330
11% – 25%	5	12,095	15,141
26% – 50%	28	6,779	11,360
More than 50%	161	27,430	132,791
Total	204	$46,609	$159,622

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2013, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 99% to 55% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 75% to 50% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2013, and December 31, 2012.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2013		December 31, 2012
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$580	$575	$201	$197
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,019	2,996	2,915	2,891
Agency pools and collateralized mortgage obligations	12,790	12,375	13,609	13,421
PLRMBS – publicly registered investment-grade-rated senior tranches	85	67	9	4
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	4	3	4	3
Term deposits with the Bank	1	1	2	2
Total	$16,479	$16,017	$16,740	$16,518

With respect to loan collateral, most borrowers (except insurance companies) may choose to pledge loan collateral using a specific identification method or a blanket lien method. Insurance company members are required to pledge loan collateral under specific identification with monthly reporting. All other borrowers pledging under the specific identification method must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. Under the blanket lien method, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

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

As of June 30, 2013, 46% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 41% was pledged by 162 institutions under blanket lien with detailed reporting, and 13% was pledged by 101 institutions under blanket lien with summary reporting.

As of June 30, 2013, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2013, and December 31, 2012.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2013		December 31, 2012
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$97,449	$73,407	$101,327	$73,693
Second lien residential mortgage loans and home equity lines of credit	31,682	9,178	34,511	9,684
Multifamily mortgage loans	17,201	13,888	26,301	21,841
Commercial mortgage loans	41,293	28,603	44,801	31,139
Loan participations(1)	12,523	8,247	9,277	5,912
Small business, small farm, and small agribusiness loans	2,552	627	3,058	733
Other	106	74	579	102
Total	$202,806	$134,024	$219,854	$143,104

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2013, and December 31, 2012, the unpaid principal balance of these loans totaled $15 billion and $16 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2013
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$1,086	$—	$—	$—	$—	$—	$—	$—	$—	$1,086
Housing finance agency bonds	—	—	129	332	—	—	—	—	—	—	—	461
GSEs:
FFCB bonds	—	3,194	—	—	—	—	—	—	—	—	—	3,194
Total non-MBS	—	3,194	1,215	332	—	—	—	—	—	—	—	4,741
MBS:
Other U.S. obligations:
Ginnie Mae	—	407	—	—	—	—	—	—	—	—	—	407
GSEs:
Freddie Mac	—	5,449	—	—	—	—	—	—	—	—	—	5,449
Fannie Mae	—	6,534	35	—	23	—	—	—	—	—	—	6,592
Total GSEs	—	11,983	35	—	23	—	—	—	—	—	—	12,041
PLRMBS:
Prime	—	20	101	472	576	437	336	92	208	55	2	2,299
Alt-A, option ARM	—	—	—	—	—	75	957	59	26	—	—	1,117
Alt-A, other	15	26	82	357	361	769	2,693	600	361	1,325	2	6,591
Total PLRMBS	15	46	183	829	937	1,281	3,986	751	595	1,380	4	10,007
Total MBS	15	12,436	218	829	960	1,281	3,986	751	595	1,380	4	22,455
Total securities	15	15,630	1,433	1,161	960	1,281	3,986	751	595	1,380	4	27,196
Federal funds sold(2)	—	4,001	5,105	120	—	—	—	—	—	—	—	9,226
Total investments	$15	$19,631	$6,538	$1,281	$960	$1,281	$3,986	$751	$595	$1,380	$4	$36,422

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

As of June 30, 2013, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 83% and 82%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2013, 39% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2013
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$100	$1,355	$120	$1,575
U.S. subsidiaries of foreign commercial banks	—	200	—	200
Total domestic and U.S. subsidiaries of foreign commercial banks	100	1,555	120	1,775
U.S. branches and agency offices of foreign commercial banks:
Australia	2,125	—	—	2,125
Canada	1,276	2,386	—	3,662
Japan	—	1,750	—	1,750
Netherlands	500	—	—	500
United Kingdom	—	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	3,901	4,636	—	8,537
Total unsecured credit exposure	$4,001	$6,191	$120	$10,312

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2013.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2013. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2013
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Due 91 Days Through 180 Days	Total
Domestic	$220	$1,355	$—	$—	$1,575
U.S. subsidiaries of foreign commercial banks	—	100	100	—	200
Total domestic and U.S. subsidiaries of foreign commercial banks	220	1,455	100	—	1,775
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,300	700	125	2,125
Canada	680	1,451	1,531	—	3,662
Japan	301	1,449	—	—	1,750
Netherlands	—	500	—	—	500
United Kingdom	500	—	—	—	500
Total U.S. branches and agency offices of foreign commercial banks	1,481	4,700	2,231	125	8,537
Total unsecured credit exposure	$1,701	$6,155	$2,331	$125	$10,312

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2013.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2013, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At June 30, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $111 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2013, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At June 30, 2013, the Bank’s MBS portfolio was 237% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At June 30, 2013, PLRMBS representing 35% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2013, the Bank’s investment in MBS had gross unrealized losses totaling $661 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2013, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast, using whole percentages, with projected changes ranging from (5.0)% to 7.0% over the 12-month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast had changes ranging from (3.0)% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was primarily based on a short-term housing price forecast that was decreased five percentage points, followed by a recovery path that was 33.0% lower than the base case.

The following table presents the ranges of the annualized projected home price recovery rates by month at June 30, 2013:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case Scenario

Months	June 30, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at June 30, 2013:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	1	$—	$—	1	$—	$—
Alt-A, option ARM	—	—	—	2	359	(1)
Alt-A, other	8	206	—	31	1,300	(10)
Total	9	$206	$—	34	$1,659	$(11)

(1)	Amounts are for the three months ended June 30, 2013.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of June 30, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$—	$225	$—	$—	$—	$—	$225
2007	—	—	—	—	—	93	54	120	219	73	—	559
2006	—	—	—	—	—	86	—	—	44	—	—	130
2005	—	—	—	41	—	17	75	—	—	—	—	133
2004 and earlier	—	20	100	430	576	247	13	—	—	—	2	1,388
Total Prime	—	20	100	471	576	443	367	120	263	73	2	2,435
Alt-A, option ARM
2007	—	—	—	—	—	72	1,068	—	—	—	—	1,140
2006	—	—	—	—	—	—	198	—	—	—	—	198
2005	—	—	—	—	—	18	21	139	84	—	—	262
Total Alt-A, option ARM	—	—	—	—	—	90	1,287	139	84	—	—	1,600
Alt-A, other
2008	—	—	—	—	—	159	—	—	—	—	—	159
2007	—	—	—	—	—	112	849	—	242	799	—	2,002
2006	—	—	52	—	—	15	257	84	48	465	—	921
2005	2	—	10	16	—	313	1,919	645	167	444	—	3,516
2004 and earlier	13	26	19	340	359	209	105	—	—	—	2	1,073
Total Alt-A, other	15	26	81	356	359	808	3,130	729	457	1,708	2	7,671
Total par amount	$15	$46	$181	$827	$935	$1,341	$4,784	$988	$804	$1,781	$4	$11,706

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$200	$—	$—	$—	$200
2007	—	—	—	18	54	120	219	73	484
2006	—	—	—	10	—	—	44	—	54
2005	—	—	—	17	27	—	—	—	44
2004 and earlier	—	—	—	82	13	—	—	—	95
Total Prime	—	—	—	127	294	120	263	73	877
Alt-A, option ARM
2007	—	—	—	72	1,068	—	—	—	1,140
2006	—	—	—	—	198	—	—	—	198
2005	—	—	—	—	21	139	84	—	244
Total Alt-A, option ARM	—	—	—	72	1,287	139	84	—	1,582
Alt-A, other
2008	—	—	—	159	—	—	—	—	159
2007	—	—	—	—	849	—	242	799	1,890
2006	52	—	—	15	257	84	48	465	921
2005	—	—	—	296	1,919	645	167	444	3,471
2004 and earlier	3	32	107	131	69	—	—	—	342
Total Alt-A, other	55	32	107	601	3,094	729	457	1,708	6,783
Total par amount	$55	$32	$107	$800	$4,675	$988	$804	$1,781	$9,242

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2013
				For the Six Months Ended June 30, 2013			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$194	$1	$200	$—	$—	$—	17.46%	30.00%	18.57%
2007	462	25	444	—	—	—	18.66	22.51	7.43
2006	120	2	123	—	—	—	15.25	11.82	6.11
2005	131	5	128	—	—	—	12.18	11.72	14.16
2004 and earlier	1,389	37	1,353	—	—	—	8.02	4.42	10.63
Total Prime	2,296	70	2,248	—	—	—	11.95	11.73	10.58
Alt-A, option ARM
2007	943	94	854	—	—	—	37.18	44.14	25.55
2006	140	11	143	—	—	—	35.17	44.85	17.92
2005	110	9	118	(3)	3	—	28.19	22.80	10.79
Total Alt-A, option ARM	1,193	114	1,115	(3)	3	—	35.46	40.73	22.19
Alt-A, other
2008	157	12	145	—	—	—	15.67	31.80	26.22
2007	1,729	121	1,650	(4)	2	(2)	27.17	26.86	14.62
2006	696	4	741	—	—	—	25.34	18.48	3.78
2005	3,204	230	3,003	(1)	—	(1)	17.39	13.89	8.77
2004 and earlier	1,075	42	1,041	—	—	—	12.55	8.04	15.97
Total Alt-A, other	6,861	409	6,580	(5)	2	(3)	20.18	17.38	11.07
Total	$10,350	$593	$9,943	$(8)	$5	$(3)	20.56%	19.40%	12.49%
The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at June 30, 2013.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2013
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	10.4	23.2	37.7	21.8
2007	8.6	6.1	31.2	10.0
2006	10.5	20.5	37.2	12.2
2005	12.7	7.5	30.3	12.1
2004 and earlier	13.9	6.3	30.7	10.1
Total Prime	12.7	10.7	32.6	12.6
Alt-A, option ARM
2007	4.3	59.2	47.2	25.9
2006	3.8	61.8	48.0	18.4
2005	5.1	41.4	40.0	11.2
Total Alt-A, option ARM	4.4	56.6	46.1	22.6
Alt-A, other
2007	9.6	40.2	43.7	10.1
2006	8.7	36.8	47.9	11.3
2005	9.6	23.3	44.3	9.1
2004 and earlier	11.7	15.9	33.1	15.9
Total Alt-A, other	9.7	28.5	43.1	10.7
Total	9.5	29.4	41.8	12.6

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at June 30, 2013, and December 31, 2012.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	June 30, 2013			December 31, 2012
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$351	$2,084	$2,435	$415	$2,308	$2,723
Alt-A, option ARM	—	1,600	1,600	—	1,682	1,682
Alt-A, other	2,977	4,694	7,671	3,354	4,951	8,305
Total	$3,328	$8,378	$11,706	$3,769	$8,941	$12,710

The following table presents PLRMBS in a loss position at June 30, 2013.

PLRMBS in a Loss Position at June 30, 2013

(Dollars in millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$1,981	$1,916	$1,897	$70	10.54%	—%
Alt-A, option ARM	1,103	944	832	114	34.83	—
Alt-A, other	5,202	4,881	4,507	409	18.49	0.28
Total	$8,286	$7,741	$7,236	$593	18.76%	0.18%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Prime
2008	89.37%	91.15%	87.39%	84.49%	80.97%
2007	79.45	79.37	76.94	74.39	69.73
2006	93.93	93.83	94.48	94.76	93.94
2005	96.67	95.97	95.48	92.84	89.12
2004 and earlier	97.47	98.51	97.48	95.92	91.77
Weighted average of all Prime	92.35	93.04	91.62	89.83	85.92
Alt-A, option ARM
2007	74.94	72.20	67.50	64.29	57.47
2006	72.28	72.26	64.97	59.91	54.25
2005	45.14	40.21	36.11	35.79	34.29
Weighted average of all Alt-A, option ARM	69.73	66.94	62.02	59.07	53.27
Alt-A, other
2008	91.14	91.06	87.38	86.58	83.81
2007	82.39	81.82	79.38	78.02	74.88
2006	80.48	80.43	76.66	74.74	70.52
2005	85.45	85.30	82.57	80.25	75.81
2004 and earlier	96.88	97.18	95.68	93.88	89.06
Weighted average of all Alt-A, other	85.77	85.60	82.96	81.04	76.95
Weighted average of all PLRMBS	84.95%	84.67%	82.05%	80.07%	75.85%

The Bank determined that, as of June 30, 2013, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2013, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2013. Additional future credit-related OTTI charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for bilateral derivatives credit exposure. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a futures commission merchant (i.e., clearing member) with a central counterparty clearinghouse (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

Bilateral Derivatives. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its bilateral derivative activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits.

Each FHLBank is subject to the risk of potential non-performance by the counterparties to derivative agreements. The FHLBanks generally require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of June 30, 2013.

Cleared Derivatives. The Bank is subject to nonperformance by the central counterparty clearinghouse(s) and clearing members. The requirement that the Bank posts initial and variation margin through the clearing member, on behalf of the central counterparty clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing member or the central counterparty clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2013.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged To/ (From) Counterparty	Non-cash Collateral Pledged To/ (From) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$1,346	$3	$—	$(2)	$1
A	36,172	487	(367)	(119)	1
Cleared derivatives(2)	1,700	3	3	—	6
Liability positions with credit exposure:
Bilateral derivatives
A	417	(9)	9	—	—
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	39,635	$484	$(355)	$(121)	$8
Derivative positions without credit exposure	39,226
Total notional	$78,861

December 31, 2012
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged To/ (From) Counterparty	Non-cash Collateral Pledged To/ (From) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
AA	$1,473	$3	$—	$(3)	$—
A	55,506	616	(90)	(522)	4
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	56,979	$619	$(90)	$(525)	$4
Derivative positions without credit exposure	33,437
Total notional	$90,416

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with central counterparty clearinghouses, which are not rated.

At June 30, 2013, the Bank had a total of $78.9 billion in notional amounts of derivative contracts outstanding. Of this total:

•
$78.7 billion represented notional amounts of derivative contracts outstanding with 16 derivative dealer counterparties. Eight of these counterparties made up 88% of the total notional amount outstanding with these derivative dealer counterparties, individually ranging from 5% to 18% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $30.0 billion of derivatives outstanding at June 30, 2013, were affiliates of members.

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

Credit exposure net of cash collateral on derivative contracts at June 30, 2013, was $129 million with nine derivative dealer counterparties. After consideration of securities collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $8 million.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2013 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by the FHLBanks and the Office of Finance. The Executive Compensation interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Finance Agency Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the Finance Agency re-proposed a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party. If adopted as proposed, the primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with Federal Deposit Insurance Corporation (FDIC) golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made to an entity-affiliated party by an FHLBank or the Office of Finance if the FHLBank or the Office of Finance is assigned a less than satisfactory composite examination rating by the Finance Agency. Comments on the proposed rule were due by July 15, 2013.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (Oversight Council) issued a final rule and interpretive guidance effective May 11, 2012, on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain enhanced prudential standards and additional requirements. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations, consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis by the Oversight Council of the potential threat that the nonbank financial companies identified in the first stage could pose to U.S. financial stability, based on additional quantitative and qualitative factors that are both industry- and company-specific; and

•
A third stage during which the Oversight Council will consider qualitative factors about the nonbank financial companies identified in the second stage as meriting further review, including using information collected directly from that nonbank financial company.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve Board and becomes subject to additional Federal Reserve prudential standards, then its operations and business could be adversely affected by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes (i) the requirements for determining when a company is “predominately engaged in financial activities” and (ii) the definition of the term “significant nonbank financial company.” These terms are relevant to the Oversight Council’s authority to designate a nonbank financial company for supervision by the Federal Reserve Board; to be a nonbank financial company for these purposes, a company must be “predominantly engaged in financial activities.” The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated annual gross revenues in that fiscal year, or (ii) the company’s consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company’s consolidated total assets.

Under the final rule, an FHLBank would likely be a nonbank financial company.

The final rule defines the terms “significant nonbank financial company” to mean (i) any nonbank financial company supervised by the Federal Reserve Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year.

If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve Board (and therefore as a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that the reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require non-government MMFs to impose a liquidity fee if a fund's liquidity level falls below a specified threshold and would permit the fund to suspend redemptions temporarily. The demand for FHLBank System consolidated obligations may be affected by the structural reform ultimately adopted.

Basel Committee on Banking Supervision - Capital Framework. On July 2, 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new minimum ratio of common equity tier 1 capital to risk-weighted assets, a higher minimum ratio of tier 1 capital to risk-weighted assets, and a common equity tier 1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some FHLBank members to divest assets to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely affect investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize FHLBank members to use term advances to create and maintain balance sheet liquidity. Most affected FHLBank members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.
Annual Designation of Member Director and Independent Director Positions. On June 4, 2013, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2014, the same as for 2013. In addition, the Finance Agency designated six independent director positions for the Bank for 2014, the same as for 2013. Two of the California member director positions and two of the independent director positions with current terms ending December 31, 2013, will be filled through an election of the members located in California (for the California member director positions) and an election of all members of the Bank (for the independent director positions). The elections will be held in the fourth quarter of 2013. Each seat will have a four-year term that begins on January 1, 2014.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $704.5 billion at June 30, 2013, and $687.9 billion at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $74.3 billion at June 30, 2013, and $74.5 billion at December 31, 2012. At June 30, 2013, the Bank had committed to the issuance of $1.1 billion in consolidated obligations, $1.1 billion of which were hedged with associated interest rate swaps. At December 31, 2012, the Bank had committed to the issuance of $635 million in consolidated obligations, $500 million of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2013, the Bank had $11 million in advance commitments and $3.5 billion in standby letters of credit outstanding. At December 31, 2012, the Bank had $21 million in advance commitments and $3.4 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at June 30, 2013, and December 31, 2012, respectively. The estimated fair value of the letters of credit was $13 million at June 30, 2013, and at December 31, 2012.

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

Since 2008, the Bank has used net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank’s exposure to changes in interest rates and has established a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the market risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which may include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of June 30, 2013.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2013	December 31, 2012
+200 basis-point change above current rates	–3.4%	–0.7%
+100 basis-point change above current rates	–1.4	+0.1
–100 basis-point change below current rates(2)	+0.6	+2.6
–200 basis-point change below current rates(2)	+2.2	+4.9

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2013, show greater adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared to the estimates as of December 31, 2012. The change in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of June 30, 2013, were 3 basis points higher for the 1-year term, 73 basis points higher for the 5-year term, and 89 basis points higher for the 10-year term. The increase in intermediate and long-term interest rates primarily resulted in a decrease in sensitivity in the declining rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of June 30, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2013, show greater adverse sensitivity in the rising rate scenarios and a minor change in sensitivity in the declining rate scenarios compared to the estimates as of December 31, 2012. The increase in sensitivity in the rising rate scenarios is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2013	December 31, 2012
+200 basis-point change above current rates	–3.2%	–0.8%
+100 basis-point change above current rates	–1.3	+0.2
–100 basis-point change below current rates(2)	–0.1	+0.0
–200 basis-point change below current rates(2)	+0.2	–0.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at June 30, 2013, and negative one month at December 31, 2012. The increase in duration is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Total Bank Duration Gap Analysis

	June 30, 2013		December 31, 2012
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$85,122	11	$86,421	8
Liabilities	79,320	10	80,808	9
Net	$5,802	1	$5,613	(1)

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of June 30, 2013, increased relative to the duration gap as of December 31, 2012. Since duration gap is a measure of market value sensitivity, the impact of extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank’s intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2013, and December 31, 2012.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2013	December 31, 2012
+200 basis-point change	–1.4%	+1.1%
+100 basis-point change	–0.5	+0.9
–100 basis-point change(2)	+0.1	+1.0
–200 basis-point change(2)	+1.2	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2013, generally show a shift to adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared to the estimates as of December 31, 2012. The change in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of June 30, 2013, were 3 basis points higher for the 1-year term, 73 basis points higher for the 5-year term, and 89 basis points higher for the 10-year term relative to December 31, 2012. The increase in intermediate and long-term interest rates primarily resulted in a decrease in sensitivity in the declining rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of June 30, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2013, and December 31, 2012. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2013, show greater adverse sensitivity in rising rate scenarios and lower adverse sensitivity in declining rate scenarios compared to the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of June 30, 2013, were 3 basis points higher for the 1-year term, 73 basis points higher for the 5-year term, and 89 basis points higher for the 10-year term relative to December 31, 2012. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2013	December 31, 2012
+200 basis-point change above current rates	–1.5%	+0.8%
+100 basis-point change above current rates	–0.5	+0.9
–100 basis-point change below current rates(2)	–0.5	–1.3
–200 basis-point change below current rates(2)	–0.8	–2.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2013, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and other Countrywide entities that are defendants in the Bank's PLRMBS litigation. In 2011, the Bank filed an amended complaint that also alleges a claim for control person liability against CFC under the California Corporate Securities Act. CFC filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the amended complaint with respect only to the control person liability claim against CFC. At a hearing on March 27, 2012, the Court sustained CFC's demurrer, effectively dismissing from the amended complaint the control person liability claim against CFC. The Bank appealed the Court's decision with the Court of Appeal of the State of California (Court of Appeal). The Bank argued its appeal of the Court's decision before a panel of the Court of Appeal (Division 5 of the First Appellate District) at a hearing on February 21, 2013. On March 29, 2013, the Court of Appeal affirmed the Court's decision. On May 8, 2013, the Bank petitioned the California Supreme Court for review of the Court of Appeal's decision. On July 17, 2013, the California Supreme Court denied the Bank's petition for review. On May 10, 2013, the parties stipulated to and the Court ordered a stay of the Bank's claim against BAC until November 30, 2013.

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

ITEM 6.	EXHIBITS

10.1	Supplemental Executive Retirement Plan Amended and Restated Effective July 1, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition at June 30, 2013, and December 31, 2012; (ii) Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Statements of Capital Accounts for the Six Months Ended June 30, 2013 and 2012; (v) Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and are otherwise not subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)