Form 10-Q
period 2013-09-30
Federal Home Loan Bank of San Francisco
filed 2013-11-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2013
Class B Stock, par value $100	62,125,077

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$4,060	$104
Securities purchased under agreements to resell	—	1,500
Federal funds sold	7,970	10,857
Trading securities(a)	3,207	3,191
Available-for-sale securities(a)	7,181	7,604
Held-to-maturity securities (fair values were $19,711 and $17,584, respectively)(b)	19,714	17,376
Advances (includes $6,914 and $7,390 at fair value under the fair value option, respectively)	44,213	43,750
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $3, respectively	967	1,289
Accrued interest receivable	81	101
Premises, software, and equipment, net	25	26
Derivative assets, net	156	529
Other assets	87	94
Total Assets	$87,661	$86,421
Liabilities:
Deposits	$266	$227
Consolidated obligations:
Bonds (includes $15,972 and $27,884 at fair value under the fair value option, respectively)	56,102	70,310
Discount notes	21,821	5,209
Total consolidated obligations	77,923	75,519
Mandatorily redeemable capital stock	2,588	4,343
Accrued interest payable	191	175
Affordable Housing Program payable	156	144
Derivative liabilities, net	55	23
Other liabilities	859	377
Total Liabilities	82,038	80,808
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
35 shares and 42 shares, respectively	3,526	4,160
Unrestricted retained earnings	316	246
Restricted retained earnings	2,056	2,001
Total Retained Earnings	2,372	2,247
Accumulated other comprehensive income/(loss)	(275)	(794)
Total Capital	5,623	5,613
Total Liabilities and Capital	$87,661	$86,421

(a)	At September 30, 2013, and December 31, 2012, none of these securities were pledged as collateral that may be repledged.

(b)	At September 30, 2013, and December 31, 2012, $2 of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest Income:
Advances	$84	$124	$260	$414
Prepayment fees on advances, net	—	18	2	41
Securities purchased under agreements to resell	—	2	1	3
Federal funds sold	4	3	12	9
Trading securities	1	6	5	19
Available-for-sale securities	69	77	206	243
Held-to-maturity securities	97	123	293	371
Mortgage loans held for portfolio	12	18	38	60
Total Interest Income	267	371	817	1,160
Interest Expense:
Consolidated obligations:
Bonds	102	141	342	445
Discount notes	4	5	11	18
Mandatorily redeemable capital stock	47	6	109	20
Total Interest Expense	153	152	462	483
Net Interest Income	114	219	355	677
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	(1)
Net Interest Income After Mortgage Loan Loss Provision	114	219	355	678
Other Income/(Loss):
Net gain/(loss) on trading securities	(2)	(5)	1	(10)
Total other-than-temporary impairment (OTTI) loss	(5)	(17)	(13)	(46)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	2	13	7	12
Net OTTI loss, credit-related	(3)	(4)	(6)	(34)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(17)	6	(6)	6
Net gain/(loss) on derivatives and hedging activities	(2)	(33)	16	(103)
Other	2	2	5	5
Total Other Income/(Loss)	(22)	(34)	10	(136)
Other Expense:
Compensation and benefits	16	16	48	48
Other operating expense	14	12	36	35
Federal Housing Finance Agency	1	3	4	10
Office of Finance	1	1	4	4
Other	—	1	1	2
Total Other Expense	32	33	93	99
Income/(Loss) Before Assessment	60	152	272	443
Affordable Housing Program Assessment	11	15	38	46
Net Income/(Loss)	$49	$137	$234	$397

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net Income/(Loss)	$49	$137	$234	$397
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(2)	—	(1)	—
Net unrealized gain/(loss) on available-for-sale securities	—	—	—	(1)
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(1)	(15)	(4)	(28)
Net change in fair value of other-than-temporarily impaired securities	82	512	522	832
Reclassification of non-credit-related OTTI loss included in net income/(loss)	(1)	2	(3)	13
Total net non-credit-related OTTI loss on available-for-sale securities	80	499	515	817
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(1)	(15)	(4)	(25)
Accretion of non-credit-related OTTI loss	1	2	5	7
Non-credit-related OTTI loss transferred to available-for-sale securities	1	15	4	28
Total net non-credit-related OTTI loss on held-to-maturity securities	1	2	5	10
Total other comprehensive income/(loss)	79	501	519	826
Total Comprehensive Income/(Loss)	$128	$638	$753	$1,223

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	2	232					232
Repurchase of capital stock	(5)	(555)					(555)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(8)					(8)
Comprehensive income/(loss)			176	221	397	826	1,223
Cash dividends paid on capital stock (0.49%)				(17)	(17)		(17)
Balance, September 30, 2012	45	$4,464	$1,979	$204	$2,183	$(1,067)	$5,580
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	2	298					298
Repurchase of capital stock	(9)	(929)					(929)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			55	179	234	519	753
Cash dividends paid on capital stock (3.52%)				(109)	(109)		(109)
Balance, September 30, 2013	35	$3,526	$2,056	$316	$2,372	$(275)	$5,623

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash Flows from Operating Activities:
Net Income/(Loss)	$234	$397
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(51)	(19)
Provision for/(reversal of) credit losses on mortgage loans	—	(1)
Change in net fair value adjustment on trading securities	(1)	10
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	6	(6)
Change in net derivatives and hedging activities	(61)	(31)
Net OTTI loss, credit-related	6	34
Net change in:
Accrued interest receivable	21	57
Other assets	(1)	(4)
Accrued interest payable	14	18
Other liabilities	16	(2)
Total adjustments	(51)	56
Net cash provided by/(used in) operating activities	183	453
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(66)	45
Securities purchased under agreements to resell	1,500	(3,000)
Federal funds sold	3,037	(2,061)
Premises, software, and equipment	(6)	(4)
Trading securities:
Proceeds from maturities of long-term	235	1,310
Purchases of long-term	(525)	(2,052)
Available-for-sale securities:
Proceeds from maturities of long-term	1,001	2,575
Held-to-maturity securities:
Net (increase)/decrease in short-term	(1,543)	3,631
Proceeds from maturities of long-term	3,264	3,137
Purchases of long-term	(3,506)	(3,821)
Advances:
Principal collected	367,726	291,699
Made to members	(368,483)	(275,426)
Mortgage loans held for portfolio:
Principal collected	317	418
Proceeds from sales of foreclosed assets	3	2
Net cash provided by/(used in) investing activities	2,954	16,453

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash Flows from Financing Activities:
Net change in:
Deposits	347	(75)
Net (payments)/proceeds on derivative contracts with financing elements	59	47
Net proceeds from issuance of consolidated obligations:
Bonds	19,103	47,680
Discount notes	91,095	30,964
Bonds transferred from another Federal Home Loan Bank	122	—
Payments for matured and retired consolidated obligations:
Bonds	(32,922)	(57,473)
Discount notes	(74,487)	(40,385)
Proceeds from issuance of capital stock	298	232
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,758)	(816)
Payments for repurchase of capital stock	(929)	(555)
Cash dividends paid	(109)	(17)
Net cash provided by/(used in) financing activities	819	(20,398)
Net increase/(decrease) in cash and due from banks	3,956	(3,492)
Cash and due from banks at beginning of the period	104	3,494
Cash and due from banks at end of the period	$4,060	$2
Supplemental Disclosures:
Interest paid	$387	$471
Affordable Housing Program payments	26	49
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	3	3
Transfers of OTTI held-to-maturity securities to available-for-sale securities	56	134

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

Financial Instruments Meeting Netting Requirements. The Bank presents certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when the netting requirements are met. The Bank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 15 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the Bank’s investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2013, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K. Other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

changes to these policies as of September 30, 2013, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rates (LIBOR), provides a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not affect the Bank’s financial statement disclosures, financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2013, and December 31, 2012, was as follows:

	September 30, 2013	December 31, 2012
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,193	$3,175
Mortgage-backed securities (MBS) – Other U.S. obligations – Ginnie Mae	14	16
Total	$3,207	$3,191

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
September 30, 2013, and December 31, 2012, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	September 30, 2013	December 31, 2012
Trading securities other than MBS:
Due in 1 year or less	$330	$234
Due after 1 year through 5 years	2,863	2,941
Subtotal	3,193	3,175
MBS – Other U.S. obligations – Ginnie Mae	14	16
Total	$3,207	$3,191

Interest Rate Payment Terms. Interest rate payment terms for trading securities at September 30, 2013, and December 31, 2012, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013	December 31, 2012
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,193	$3,175
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	14	16
Total	$3,207	$3,191

The net unrealized gain/(loss) on trading securities was $(2) and $(5) for the three months ended September 30, 2013 and 2012, respectively. The net unrealized gain/(loss) on trading securities was $1 and $(10) for the nine months ended September 30, 2013 and 2012, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of September 30, 2013, and December 31, 2012, were as follows:

September 30, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$694	$(14)	$21	$—	$701
Alt-A, option ARM	1,147	(110)	37	—	1,074
Alt-A, other	5,573	(279)	123	(11)	5,406
Total	$7,414	$(403)	$181	$(11)	$7,181

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$832	$(46)	14	$—	$800
Alt-A, option ARM	1,227	(219)	2	—	1,010
Alt-A, other	6,293	(539)	40	—	5,794
Total	$8,352	$(804)	$56	$—	$7,604

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At September 30, 2013, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,340 (including interest accretion adjustments of $51). At December 31, 2012, the amortized cost of the Bank’s PLRMBS classified as available-for-sale included credit-related OTTI of $1,427 (including interest accretion adjustments of $61).

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

The following table summarizes the available-for-sale securities with unrealized losses as of September 30, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$1	$296	$13	$324	$14
Alt-A, option ARM	31	—	795	110	826	110
Alt-A, other	741	6	2,596	284	3,337	290
Total	$800	$7	$3,687	$407	$4,487	$414

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$547	$46	$547	$46
Alt-A, option ARM	6	—	973	219	979	219
Alt-A, other	187	1	4,208	538	4,395	539
Total	$193	$1	$5,728	$803	$5,921	$804

As indicated in the tables above, as of September 30, 2013, the Bank’s investments classified as available-for-sale had gross unrealized losses related to PLRMBS, which were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at September 30, 2013, and December 31, 2012, are shown in the following table:

	September 30, 2013	December 31, 2012
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,567	$3,055
Adjustable rate	4,847	5,297
Total	$7,414	$8,352

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013	December 31, 2012
Collateralized mortgage obligations:
Converts in 1 year or less	$169	$59
Converts after 1 year through 5 years	422	703
Total	$591	$762

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$3,143	$—	$3,143	$—	$—	$3,143
Commercial paper	741	—	741	—	—	741
Housing finance agency bonds	441	—	441	—	(104)	337
Subtotal	4,325	—	4,325	—	(104)	4,221
MBS:
Other U.S. obligations – Ginnie Mae	919	—	919	7	(10)	916
GSEs:
Freddie Mac	5,428	—	5,428	73	(45)	5,456
Fannie Mae	6,628	—	6,628	144	(20)	6,752
Subtotal GSEs	12,056	—	12,056	217	(65)	12,208
PLRMBS:
Prime	1,461	—	1,461	2	(43)	1,420
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	966	(29)	937	25	(30)	932
Subtotal PLRMBS	2,443	(29)	2,414	27	(75)	2,366
Total MBS	15,418	(29)	15,389	251	(150)	15,490
Total	$19,743	$(29)	$19,714	$251	$(254)	$19,711

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,739	$—	$1,739	$—	$—	$1,739
Housing finance agency bonds	535	—	535	—	(114)	421
Subtotal	2,274	—	2,274	—	(114)	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	—	340	8	—	348
GSEs:
Freddie Mac	4,828	—	4,828	162	(1)	4,989
Fannie Mae	7,020	—	7,020	247	(5)	7,262
Subtotal GSEs	11,848	—	11,848	409	(6)	12,251
PLRMBS:
Prime	1,749	—	1,749	3	(57)	1,695
Alt-A, option ARM	41	—	41	—	(7)	34
Alt-A, other	1,158	(34)	1,124	23	(51)	1,096
Subtotal PLRMBS	2,948	(34)	2,914	26	(115)	2,825
Total MBS	15,136	(34)	15,102	443	(121)	15,424
Total	$17,410	$(34)	$17,376	$443	$(235)	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

At September 30, 2013, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $75, discounts of $59, and credit-related OTTI of $6 (including interest accretion adjustments of $5). At December 31, 2012, the amortized cost of the Bank’s MBS classified as held-to-maturity included premiums of $67, discounts of $36, and credit-related OTTI of $6 (including interest accretion adjustments of $5).

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

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2013, and December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2013
	Less Than 12 Months		12 Months or More				Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses
Certificates of deposit	$700	$—	$—		$—		$700	$—
Commercial paper	741	—	—	—	—	—	741	—
Housing finance agency bonds	—	—	337		104		337	104
MBS:
Other U.S. obligations – Ginnie Mae	466	10	3		—		469	10
GSEs:
Freddie Mac	2,439	45	44		—		2,483	45
Fannie Mae	1,107	15	135		5		1,242	20
Subtotal GSEs	3,546	60	179		5		3,725	65
PLRMBS:
Prime	480	7	728		36		1,208	43
Alt-A, option ARM	—	—	14		2		14	2
Alt-A, other	104	2	734		57		838	59
Subtotal PLRMBS	584	9	1,476		95		2,060	104
Total MBS	4,596	79	1,658		100		6,254	179
Total	$6,037	$79	$1,995		$204		$8,032	$283

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$421	$114	$421	$114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	314	1	13	—	327	1
Fannie Mae	56	1	270	4	326	5
Subtotal GSEs	370	2	283	4	653	6
PLRMBS:
Prime	83	2	1,197	55	1,280	57
Alt-A, option ARM	—	—	34	7	34	7
Alt-A, other	—	—	1,043	85	1,043	85
Subtotal PLRMBS	83	2	2,274	147	2,357	149
Total MBS	453	4	2,560	151	3,013	155
Total	$453	$4	$2,981	$265	$3,434	$269

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2013, and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$3,884	$3,884	$3,884
Due after 1 year through 5 years	14	14	13
Due after 5 years through 10 years	63	63	49
Due after 10 years	364	364	275
Subtotal	4,325	4,325	4,221
MBS:
Other U.S. obligations – Ginnie Mae	919	919	916
GSEs:
Freddie Mac	5,428	5,428	5,456
Fannie Mae	6,628	6,628	6,752
Subtotal GSEs	12,056	12,056	12,208
PLRMBS:
Prime	1,461	1,461	1,420
Alt-A, option ARM	16	16	14
Alt-A, other	966	937	932
Subtotal PLRMBS	2,443	2,414	2,366
Total MBS	15,418	15,389	15,490
Total	$19,743	$19,714	$19,711

December 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$1,739	$1,739	$1,739
Due after 1 year through 5 years	18	18	17
Due after 5 years through 10 years	46	46	39
Due after 10 years	471	471	365
Subtotal	2,274	2,274	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	340	348
GSEs:
Freddie Mac	4,828	4,828	4,989
Fannie Mae	7,020	7,020	7,262
Subtotal GSEs	11,848	11,848	12,251
PLRMBS:
Prime	1,749	1,749	1,695
Alt-A, option ARM	41	41	34
Alt-A, other	1,158	1,124	1,096
Subtotal PLRMBS	2,948	2,914	2,825
Total MBS	15,136	15,102	15,424
Total	$17,410	$17,376	$17,584

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2013, and December 31, 2012, are detailed in the following table:

	September 30, 2013	December 31, 2012
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$3,884	$1,739
Adjustable rate	441	535
Subtotal	4,325	2,274
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	508	821
Adjustable rate	443	467
Collateralized mortgage obligations:
Fixed rate	10,511	9,096
Adjustable rate	3,956	4,752
Subtotal	15,418	15,136
Total	$19,743	$17,410

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2013	December 31, 2012
Passthrough securities:
Converts in 1 year or less	$38	$76
Converts after 1 year through 5 years	382	614
Converts after 5 years through 10 years	77	116
Total	$497	$806
Collateralized mortgage obligations:
Converts in 1 year or less	$188	$26
Converts after 1 year through 5 years	160	506
Total	$348	$532

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2013, using two third-party models. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast using whole percentages, with projected changes ranging from (5.0)% to 8.0% over the 12-month period beginning July 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from (1.0)% to 7.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates by month at September 30, 2013.

Months	September 30, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank’s variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward rates of the index change over time, the effective interest rates derived from that index will also change over time. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2013 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2013 and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2013
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	10.3	19.1	40.8	—
Alt-A, other
2007	8.7	55.0	47.0	—
2005	7.2	17.1	43.9	17.6
2004 and earlier	12.4	9.8	34.1	15.2
Total Alt-A, other	9.1	21.1	41.3	13.8
Total	9.1	21.1	41.3	13.8

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

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $5 and $7 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the nine months ended September 30, 2013 and 2012, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of the period	$1,395	$1,387	$1,397	$1,362
Additional charges on securities for which OTTI was previously recognized(1)	3	4	6	34
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(8)	(1)	(13)	(6)
Balance, end of the period	$1,390	$1,390	$1,390	$1,390

(1)
For the three months ended September 30, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2013. For the three months ended September 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to July 1, 2012. For the nine months ended September 30, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the nine months ended September 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2012.

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

The following table summarizes the PLRMBS transferred from the Bank’s held-to-maturity portfolio to its available-for-sale portfolio during the three and nine months ended September 30, 2013 and 2012. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$19	$(2)	$—	$17
Alt-A, option ARM	—	—	—	—	—	—	—	—
Alt-A, other	37	(1)	—	36	75	(13)	—	62
Total	$37	$(1)	$—	$36	$94	$(15)	$—	$79

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$22	$(2)	$—	$20
Alt-A, option ARM	22	(3)	—	19	—	—	—	—
Alt-A, other	38	(1)	—	37	140	(26)	—	114
Total	$60	$(4)	$—	$56	$162	$(28)	$—	$134
The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at September 30, 2013, and December 31, 2012, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$832	$694	$701	$—	$—	$—	$—
Alt-A, option ARM	1,548	1,147	1,074	—	—	—	—
Alt-A, other	6,366	5,573	5,406	154	151	122	146
Total	$8,746	$7,414	$7,181	$154	$151	$122	$146

December 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$976	$832	$800	$—	$—	$—	$—
Alt-A, option ARM	1,641	1,227	1,010	—	—	—	—
Alt-A, other	7,153	6,293	5,794	173	171	136	159
Total	$9,770	$8,352	$7,604	$173	$171	$136	$159

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2013, the Bank has experienced net unrealized losses primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2013, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of September 30, 2013, the de minimis gross unrealized losses on its certificates of deposit and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2013. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of September 30, 2013, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $104. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2013, all of the gross unrealized losses on the bonds are temporary because the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2013, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.09% to 8.57% at September 30, 2013, and December 31, 2012, as summarized below.

	September 30, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,048	0.55%	$19,565	0.61%
After 1 year through 2 years	7,172	1.46	5,957	1.47
After 2 years through 3 years	3,280	2.00	6,352	1.59
After 3 years through 4 years	5,958	1.08	5,869	1.35
After 4 years through 5 years	2,872	1.34	2,772	1.51
After 5 years	2,608	2.33	2,665	2.43
Total par amount	43,938	1.04%	43,180	1.14%
Valuation adjustments for hedging activities	132		282
Valuation adjustments under fair value option	143		288
Total	$44,213		$43,750

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,640 at September 30, 2013, and $6,867 at December 31, 2012. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $188 at September 30, 2013, and $73 at December 31, 2012.

The Bank’s advances at September 30, 2013, and December 31, 2012, included $182 and $197, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Within 1 year	$22,106	$19,633	$22,216	$19,747
After 1 year through 2 years	7,167	5,952	7,144	5,915
After 2 years through 3 years	3,335	6,357	3,280	6,352
After 3 years through 4 years	5,958	5,869	5,858	5,869
After 4 years through 5 years	2,946	2,762	2,832	2,672
After 5 years	2,426	2,607	2,608	2,625
Total par amount	$43,938	$43,180	$43,938	$43,180

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2013 and 2012. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2013 and 2012.

	September 30, 2013		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$8,225	19%	$18	15%	$60	17%
JPMorgan Chase Bank, National Association(3)	837	2	2	2	6	2
Subtotal JPMorgan Chase & Co.	9,062	21	20	17	66	19
Bank of America California, N.A.	6,250	14	4	3	10	3
First Republic Bank	5,150	12	19	16	50	14
Bank of the West	4,282	10	8	7	22	6
Citibank, N.A.(3)	4,001	9	3	2	11	3
Subtotal	28,745	66	54	45	159	45
Others	15,193	34	64	55	200	55
Total	$43,938	100%	$118	100%	$359	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2012		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$13,450	26%	$28	17%	$81	15%
JPMorgan Chase Bank, National Association(3)	1,549	3	3	2	11	2
Subtotal JPMorgan Chase & Co.	14,999	29	31	19	92	17
Citibank, N.A.(3)	9,785	19	9	5	37	7
Bank of the West	4,260	8	24	15	76	14
OneWest Bank, FSB	3,851	8	12	7	43	8
First Republic Bank	3,150	6	14	9	40	7
Subtotal	36,045	70	90	55	288	53
Others	15,118	30	73	45	249	47
Total	$51,163	100%	$163	100%	$537	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2013, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2013, and December 31, 2012, are detailed below:

	September 30, 2013	December 31, 2012
Par amount of advances:
Fixed rate:
Due within 1 year	$16,779	$5,397
Due after 1 year	16,712	17,563
Total fixed rate	33,491	22,960
Adjustable rate:
Due within 1 year	5,269	14,168
Due after 1 year	5,178	6,052
Total adjustable rate	10,447	20,220
Total par amount	$43,938	$43,180

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2013, and December 31, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Prepayment fees received	$2	$53	$8	$158
Fair value adjustments	(2)	(35)	(6)	(117)
Total prepayment fees, net	$—	$18	$2	$41
Advance principal prepaid	$56	$1,309	$255	$2,825

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

The following table presents information as of September 30, 2013, and December 31, 2012, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2013	December 31, 2012
Fixed rate medium-term mortgage loans	$263	$359
Fixed rate long-term mortgage loans	713	937
Subtotal	976	1,296
Unamortized premiums	11	10
Unamortized discounts	(18)	(14)
Mortgage loans held for portfolio	969	1,292
Less: Allowance for credit losses	(2)	(3)
Total mortgage loans held for portfolio, net	$967	$1,289

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2013, and December 31, 2012.

September 30, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$762	78%	7,723	69%
OneWest Bank, FSB	131	13	2,623	23
Subtotal	893	91	10,346	92
Others	83	9	925	8
Total	$976	100%	11,271	100%

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

(1)	Nonmember institution.

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

Credit Products. The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2013, and December 31, 2012, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2013, or during 2012.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2013, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

During the first nine months of 2013, three member institutions were placed into receivership. These institutions had no advances outstanding at the time they were placed into receivership. Bank capital stock held by two of the institutions totaling $2 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From October 1, 2013, to October 31, 2013, no member institutions were placed into receivership.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2013, and December 31, 2012.

	September 30, 2013	December 31, 2012
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$17	$18
60 – 89 days delinquent	5	7
90 days or more delinquent	30	32
Total past due	52	57
Total current loans	922	1,241
Total mortgage loans	$974	$1,298
In process of foreclosure, included above(2)	$19	$20
Nonaccrual loans	$30	$32
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.05%	2.45%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of the period	$3	$4	$3	$6
Charge-offs – transferred to real estate owned (REO)	(1)	—	(1)	(1)
Provision for/(reversal of) credit losses	—	—	—	(1)
Balance, end of the period	$2	$4	$2	$4
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.03)%	(0.05)%	(0.06)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013	December 31, 2012
Allowance for credit losses, end of period
Individually evaluated for impairment	$2	$3
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$2	$3
Recorded investment, end of period
Individually evaluated for impairment	$29	$31
Collectively evaluated for impairment	945	1,267
Total recorded investment	$974	$1,298

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$20	$20	$—	$19	$19	$—
With an allowance	9	9	2	12	12	3
Total	$29	$29	$2	$31	$31	$3

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
With no related allowance	$19	$19	$19	$19
With an allowance	10	15	11	17
Total	$29	$34	$30	$36

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2013, and December 31, 2012, and for MPF Plus loans totaling $2 as of September 30, 2013, and $3 as of December 31, 2012.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2013, and December 31, 2012, and for MPF Plus loans totaling de minimis amounts as of September 30, 2013, and December 31, 2012.

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

As of September 30, 2013, and December 31, 2012, the recorded investment of the Bank’s nonperforming MPF loans classified as TDRs was de minimis.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If not, the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012. The Bank did not have any term securities purchased under agreements to resell at September 30, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2013, and December 31, 2012, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Interest-bearing deposits:
Demand and overnight	$262	$224
Term	1	2
Other	2	—
Total interest-bearing deposits	265	226
Non-interest-bearing deposits	1	1
Total	$266	$227

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2013, and December 31, 2012, are detailed in the following table:

	September 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.01%	$2	0.03%
Adjustable rate	264	0.01	224	0.01
Total interest-bearing deposits	265	0.01	226	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$266	0.01%	$227	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at September 30, 2013, and $2 at December 31, 2012. These time deposits were scheduled to mature within six months.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$30,115	0.72%	$40,714	1.25%
After 1 year through 2 years	4,697	1.10	9,661	0.87
After 2 years through 3 years	5,633	1.36	3,622	1.34
After 3 years through 4 years	4,797	4.03	6,406	3.45
After 4 years through 5 years	2,705	1.77	2,896	2.14
After 5 years	7,637	1.98	6,022	2.18
Total par amount	55,584	1.33%	69,321	1.52%
Unamortized premiums	83		69
Unamortized discounts	(16)		(22)
Valuation adjustments for hedging activities	552		906
Fair value option valuation adjustments	(101)		36
Total	$56,102		$70,310

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $12,225 at September 30, 2013, and $8,778 at December 31, 2012. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank may enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,640 at September 30, 2013, and $4,233 at December 31, 2012. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2013	December 31, 2012
Par amount of consolidated obligation bonds:
Non-callable	$43,359	$60,543
Callable	12,225	8,778
Total par amount	$55,584	$69,321

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2013, and December 31, 2012, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Within 1 year	$40,105	$48,712
After 1 year through 2 years	4,752	9,271
After 2 years through 3 years	4,513	3,547
After 3 years through 4 years	4,412	6,131
After 4 years through 5 years	995	1,093
After 5 years	807	567
Total par amount	$55,584	$69,321

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$21,826	0.09%	$5,211	0.15%
Unamortized discounts	(5)		(2)
Total	$21,821		$5,209

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2013, and December 31, 2012, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2012 Form 10-K.

	September 30, 2013	December 31, 2012
Par amount of consolidated obligations:
Bonds:
Fixed rate	$39,261	$40,823
Adjustable rate	13,208	26,918
Step-up	2,560	1,345
Step-down	315	165
Fixed rate that converts to adjustable rate	240	70
Total bonds, par	55,584	69,321
Discount notes, par	21,826	5,211
Total consolidated obligations, par	$77,410	$74,532

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2013, and December 31, 2012. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the three months ended September 30, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, June 30, 2012	$—	$(1,518)	$(38)	$(12)	$(1,568)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss			(15)		(15)
Non-credit-related OTTI loss transferred		(15)	15		—
Net change in fair value	—	512			512
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		2			2
Net current period other comprehensive income/(loss)	—	499	2	—	501
Balance, September 30, 2012	$—	$(1,019)	$(36)	$(12)	$(1,067)

Balance, June 30, 2013	$—	$(313)	$(30)	$(11)	$(354)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(2)	(2)
Non-credit-related OTTI loss			(1)		(1)
Non-credit-related OTTI loss transferred		(1)	1		—
Net change in fair value	—	82			82
Accretion of non-credit-related OTTI loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(1)			(1)
Net current period other comprehensive income/(loss)	—	80	1	(2)	79
Balance, September 30, 2013	$—	$(233)	$(29)	$(13)	$(275)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the nine months ended September 30, 2013 and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Available-for-Sale Securities	Net Non-Credit-Related OTTI Loss on Held-to-Maturity Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		—	(25)		(25)
Non-credit-related OTTI loss transferred		(28)	28		—
Net change in fair value	(1)	832			831
Accretion of non-credit-related OTTI loss			7		7
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		13	—		13
Net current period other comprehensive income/(loss)	(1)	817	10	—	826
Balance, September 30, 2012	$—	$(1,019)	$(36)	$(12)	$(1,067)

Balance, December 31, 2012	$—	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(1)	(1)
Non-credit-related OTTI loss			(4)		(4)
Non-credit-related OTTI loss transferred		(4)	4		—
Net change in fair value		522			522
Accretion of non-credit-related OTTI loss			5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(3)			(3)
Net current period other comprehensive income/(loss)	—	515	5	(1)	519
Balance, September 30, 2013	$—	$(233)	$(29)	$(13)	$(275)

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of September 30, 2013, and December 31, 2012, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Risk-based capital	$4,010	$8,486	$4,073	$10,750
Total regulatory capital	$3,506	$8,486	$3,457	$10,750
Total regulatory capital ratio	4.00%	9.68%	4.00%	12.44%
Leverage capital	$4,383	$12,730	$4,321	$16,125
Leverage ratio	5.00%	14.52%	5.00%	18.66%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $2,588 outstanding to 47 institutions at September 30, 2013, and $4,343 outstanding to 53 institutions at December 31, 2012. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2013 and 2012, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at the beginning of the period	$3,464	$5,048	$4,343	$5,578
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	1	1	1
Withdrawal from membership	—	3	—	3
Termination of membership	2	—	2	4
Redemption of mandatorily redeemable capital stock	(436)	(22)	(437)	(28)
Repurchase of excess mandatorily redeemable capital stock	(442)	(260)	(1,321)	(788)
Balance at the end of the period	$2,588	$4,770	$2,588	$4,770

Cash dividends on mandatorily redeemable capital stock in the amount of $47 and $109 were recorded as interest expense for the three and nine months ended September 30, 2013, respectively. Cash dividends on mandatorily redeemable capital stock in the amount of $6 and $20 were recorded as interest expense for the three and nine months ended September 30, 2012, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2013, and December 31, 2012.

Contractual Redemption Period	September 30, 2013	December 31, 2012
Within 1 year	$97	$847
After 1 year through 2 years	694	1,003
After 2 years through 3 years	1,691	194
After 3 years through 4 years	6	2,263
After 4 years through 5 years	22	36
Past contractual redemption date due to remaining activity(1)	78	—
Total	$2,588	$4,343

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. On July 26, 2013, the Bank’s Board of Directors approved revisions to the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework to incorporate the content of the Retained Earnings and Dividend Policy, eliminating the need for a separate, stand-alone policy. The Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital risk management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock.

Retained Earnings - In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013				September 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954
Transfers to/(from) restricted retained earnings	(10)	—	10	—	(2)	—	27	25
Balance at the end of the period	$82	$1,800	$174	$2,056	$70	$1,800	$109	$1,979

	Nine Months Ended
	September 30, 2013				September 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	9	—	46	55	(9)	105	80	176
Balance at the end of the period	$82	$1,800	$174	$2,056	$70	$1,800	$109	$1,979

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of September 30, 2013, the Bank’s excess capital stock totaled $3,014, or 3.44% of total assets.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank pays dividends on capital stock, recognized as cash dividends on the Statements of Capital Accounts, and on mandatorily redeemable capital stock, recognized as interest expense on the Statements of Income.

In the third quarter of 2013, the Bank paid dividends at an annualized rate of 5.14%, totaling $96, including $49 in dividends on capital stock and $47 in dividends on mandatorily redeemable capital stock. In the third quarter of 2012, the Bank paid dividends at an annualized rate of 0.47%, totaling $11, including $5 in dividends on capital stock and $6 in dividends on mandatorily redeemable capital stock.

In the first nine months of 2013, the Bank paid dividends at an annualized rate of 3.52%, totaling $218, including $109 in dividends on capital stock and $109 in dividends on mandatorily redeemable capital stock. In the first nine months of 2012, the Bank paid dividends at an annualized rate of 0.49%, totaling $37, including $17 in dividends on capital stock and $20 in dividends on mandatorily redeemable capital stock.

On October 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2013 at an annualized rate of 5.65%, totaling $97, including $52 in dividends on capital stock and $45 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 14, 2013. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2013. The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750, $750, and $750 in excess capital stock in the first, second, and third quarters of 2013, compared with $446, $452, and $445 in the first, second, and third quarters of 2012.

On October 29, 2013, the Bank announced that it plans to repurchase $750 in excess capital stock on November 15, 2013. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of excess capital stock repurchases in future quarters.

Excess capital stock totaled $3,014 as of September 30, 2013, and $5,452 as of December 31, 2012.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2012 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$1,561	26%	$2,246	26%
Banamex USA	1	—	2	—
Subtotal Citigroup Inc.	1,562	26	2,248	26
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	725	12	1,044	13
JPMorgan Chase Bank, National Association(1)	78	1	695	8
Subtotal JPMorgan Chase & Co.	803	13	1,739	21
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	632	10	909	11
Wells Fargo Financial National Bank	5	—	3	—
Subtotal Wells Fargo & Company	637	10	912	11
Total capital stock ownership over 10%	3,002	49	4,899	58
Others	3,112	51	3,604	42
Total	$6,114	100%	$8,503	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
Three months ended:
September 30, 2013	$41	$113	$154	$(11)	$4	$47	$114	$(22)	$32	$60
September 30, 2012	74	128	202	(21)	(2)	6	219	(34)	33	152
Nine months ended:
September 30, 2013	129	335	464	(44)	44	109	355	10	93	272
September 30, 2012	206	393	599	(79)	(20)	20	678	(136)	99	443

(1)
Does not include credit-related OTTI charges of $3 and $4 for the three months ended September 30, 2013 and 2012, respectively. Does not include credit-related OTTI charges of $6 and $34 for the nine months ended September 30, 2013 and 2012, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2013, and December 31, 2012.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2013	$64,020	$23,641	$87,661
December 31, 2012	62,306	24,115	86,421

Note 15 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (i.e., clearing agent) with a derivative clearing organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a derivative clearing organization (clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the clearinghouse. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank of the required initial and variation margin. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at September 30, 2013, and $430 at December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any interest rate exchange agreements outstanding at September 30, 2013, and December 31, 2012, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2013, or the year ended December 31, 2012.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s agreements governing bilateral derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines, the U.S. Commodity Futures Trading Commission, and FHFA regulations. In addition, for bilateral derivatives, credit risk is mitigated by the master netting arrangements included in the contracts. The Bank also requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, and held by the member institution for the benefit of the Bank.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives also mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.

The notional amount of an interest rate exchange agreement serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis by taking into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The Bank had notional amounts outstanding of $84,408 and $90,416 at September 30, 2013, and December 31, 2012, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty under its agreements for bilateral derivative transactions depends on the Bank’s credit rating. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2013, was $77, for which the Bank had posted collateral with a fair value of $1 in the normal course of business. If the Bank’s credit rating at September 30, 2013, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to $30 of collateral (at fair value) to its derivative counterparties at September 30, 2013.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of September 30, 2013, and December 31, 2012. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2013			December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$31,414	$682	$178	$30,634	$941	$286
Total	31,414	682	178	30,634	941	286
Derivatives not designated as hedging instruments:
Interest rate swaps	52,523	168	256	59,211	264	338
Interest rate caps, floors, corridors, and/or collars	471	2	5	571	1	6
Total	52,994	170	261	59,782	265	344
Total derivatives before netting and collateral adjustments	$84,408	852	439	$90,416	1,206	630
Netting adjustments by counterparty		(361)	(361)		(587)	(587)
Cash collateral and related accrued interest		(335)	(23)		(90)	(20)
Total collateral and netting adjustments(1)		(696)	(384)		(677)	(607)
Total derivative assets and total derivative liabilities		$156	$55		$529	$23

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(1)	$(3)	$(2)	$(18)
Total net gain/(loss) related to fair value hedge ineffectiveness	(1)	(3)	(2)	(18)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(6)	(28)	(28)	(66)
Interest rate caps, floors, corridors and/or collars	1	—	2	1
Net interest settlements	4	(2)	44	(20)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(1)	(30)	18	(85)
Net gain/(loss) on derivatives and hedging activities	$(2)	$(33)	$16	$(103)
The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30, 2013				September 30, 2012
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(16)	$16	$—	$(33)	$(36)	$36	$—	$(35)
Consolidated obligation bonds	(40)	39	(1)	86	(43)	40	(3)	128
Total	$(56)	$55	$(1)	$53	$(79)	$76	$(3)	$93

	Nine Months Ended
	September 30, 2013				September 30, 2012
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$143	$(141)	$2	$(94)	$(63)	$64	$1	$(110)
Consolidated obligation bonds	(315)	311	(4)	299	(146)	127	(19)	399
Total	$(172)	$170	$(2)	$205	$(209)	$191	$(18)	$289

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative instruments that have met the netting requirements, including the related collateral received from or pledged to counterparties.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$846	$432	$1,206	$630
Cleared derivatives	6	7	—	—
Total gross recognized amount	852	439	1,206	630
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(709)	(377)	(677)	(607)
Cleared derivatives	13	(7)
Total gross amounts of netting adjustments and cash collateral	(696)	(384)	(677)	(607)
Total derivative assets and total derivative liabilities
Bilateral derivatives	137	55	529	23
Cleared derivatives	19	—	—	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	156	55	529	23
Non-cash collateral received or pledged not offset
Can be sold or repledged - Bilateral derivatives	135	—	525	2
Net unsecured amount
Bilateral derivatives	2	55	4	21
Cleared derivatives	19	—	—	—
Total net unsecured amount	$21	55	$4	$21

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2013, and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank’s financial instruments at September 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,060	$4,060	$4,060	$—	$—	$—
Federal funds sold	7,970	7,970	—	7,970	—	—
Trading securities	3,207	3,207	—	3,207	—	—
Available-for-sale securities	7,181	7,181	—	—	7,181	—
Held-to-maturity securities	19,714	19,711	—	17,009	2,702	—
Advances	44,213	44,270	—	44,270	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	967	1,032	—	1,032	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	156	156	—	852	—	(696)
Liabilities
Deposits	266	266	—	266	—	—
Consolidated obligations:
Bonds	56,102	55,875	—	55,875	—	—
Discount notes	21,821	21,824	—	21,824	—	—
Total consolidated obligations	77,923	77,699	—	77,699	—	—
Mandatorily redeemable capital stock	2,588	2,588	2,588	—	—	—
Accrued interest payable	191	191	—	191	—	—
Derivative liabilities, net(1)	55	55	—	439	—	(384)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(2)	—	(1)	—	(1)	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$104	$104	$104	$—	$—	$—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	10,857	10,857	—	10,857	—	—
Trading securities	3,191	3,191	—	3,191	—	—
Available-for-sale securities	7,604	7,604	—	—	7,604	—
Held-to-maturity securities	17,376	17,584	—	14,338	3,246	—
Advances	43,750	43,919	—	43,919	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,289	1,368	—	1,368	—	—
Accrued interest receivable	101	101	—	101	—	—
Derivative assets, net(1)	529	529	—	1,206	—	(677)
Liabilities
Deposits	227	227	—	227	—	—
Consolidated obligations:
Bonds	70,310	70,577	—	70,577	—	—
Discount notes	5,209	5,210	—	5,210	—	—
Total consolidated obligations	75,519	75,787	—	75,787	—	—
Mandatorily redeemable capital stock	4,343	4,343	4,343	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities, net(1)	23	23	—	630	—	(607)
Other
Standby letters of credit	13	13	—	13	—	—
Commitments to fund advances(2)	—	1	—	1	—	—
Commitments to issue consolidated obligation bonds(2)	—	5	—	5	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2013:

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

Investment Securities – Certificates of Deposit and Commercial Paper – The estimated fair values of these investments are determined by calculating the present value of expected cash flows and reducing the amount for accrued interest receivable, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

As of September 30, 2013, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of September 30, 2013, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes bilateral derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The Bank executes cleared derivative transactions only with clearing agents that meet the Bank’s strict eligibility requirements, and the Bank’s credit exposure to the clearinghouse is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2013, and December 31, 2012, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,193	$—	$—	$3,193
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,207	—	—	3,207
Available-for-sale securities:
PLRMBS	—	—	7,181	—	7,181
Total available-for-sale securities	—	—	7,181	—	7,181
Advances(2)	—	6,914	—	—	6,914
Derivative assets, net: interest rate-related	—	852	—	(696)	156
Total recurring fair value measurements – Assets	$—	$10,973	$7,181	$(696)	$17,458
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$15,972	$—	$—	$15,972
Derivative liabilities, net: interest rate-related	—	439	—	(384)	55
Total recurring fair value measurements – Liabilities	$—	$16,411	$—	$(384)	$16,027
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

December 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,175	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,191	—	—	3,191
Available-for-sale securities:
PLRMBS	—	—	7,604	—	7,604
Total available-for-sale securities	—	—	7,604	—	7,604
Advances(2)	—	7,401	—	—	7,401
Derivative assets, net: interest rate-related	—	1,206	—	(677)	529
Total recurring fair value measurements – Assets	$—	$11,798	$7,604	$(677)	$18,725
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$27,884	$—	$—	$27,884
Derivative liabilities, net: interest rate-related	—	630	—	(607)	23
Total recurring fair value measurements – Liabilities	$—	$28,514	$—	$(607)	$27,907
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $6,914 and $7,390 of advances recorded under the fair value option at September 30, 2013, and December 31, 2012, respectively, and $0 and $11 of advances recorded at fair value at September 30, 2013, and December 31, 2012, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $15,972 and $27,884 of consolidated obligation bonds recorded under the fair value option at September 30, 2013, and December 31, 2012, respectively. There were no consolidated obligation bonds recorded at fair value at September 30, 2013, and December 31, 2012, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present a reconciliation of the Bank’s available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012
Balance, beginning of the period	$7,404	$7,409
Total gain/(loss) realized and unrealized included in:
Interest income	7	(2)
Net OTTI loss, credit-related	(3)	(4)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	82	512
Reclassification of non-credit-related OTTI included in net income/(loss)	(1)	2
Settlements	(344)	(333)
Transfers of held-to-maturity to available-for-sale securities	36	79
Balance, end of the period	$7,181	$7,663
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$4	$(6)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Balance, beginning of the period	$7,604	$7,687
Total gain/(loss) realized and unrealized included in:
Interest income	10	(11)
Net OTTI loss, credit-related	(6)	(34)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	522	832
Reclassification of non-credit-related OTTI included in net income/(loss)	(3)	13
Settlements	(1,002)	(958)
Transfers of held-to-maturity to available-for-sale securities	56	134
Balance, end of the period	$7,181	$7,663
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$4	$(45)

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013		September 30, 2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,436	$24,286	$7,749	$20,008
New transactions elected for fair value option	103	540	173	12,980
Maturities and terminations	(615)	(8,860)	(559)	(4,035)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(9)	8	24	18
Change in accrued interest	(1)	(2)	(2)	1
Balance, end of the period	$6,914	$15,972	$7,385	$28,972

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,390	$27,884	$8,684	$15,712
New transactions elected for fair value option	470	2,600	637	23,800
Maturities and terminations	(804)	(14,375)	(1,937)	(10,541)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(141)	(135)	7	1
Change in accrued interest	(1)	(2)	(6)	—
Balance, end of the period	$6,914	$15,972	$7,385	$28,972

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and nine months ended September 30, 2013 and 2012.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2013, and December 31, 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At September 30, 2013			At December 31, 2012
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,771	$6,914	$143	$7,102	$7,390	$288
Consolidated obligation bonds	16,073	15,972	(101)	27,848	27,884	36

(1)	At September 30, 2013, and December 31, 2012, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $720,725 at September 30, 2013, and $687,902 at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $77,410 at September 30, 2013, and $74,532 at December 31, 2012. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

Off-balance sheet commitments as of September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013			December 31, 2012
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$969	$2,477	$3,446	$1,010	$2,409	$3,419
Commitments to fund advances(1)	6	1	7	20	1	21
Commitments to issue consolidated obligation bonds, par(2)	—	—	—	635	—	635

(1)	At September 30, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2012, $16 was hedged with associated interest rate swaps.

(2)	At December 31, 2012, $500 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 107 days to 10 years, including a final expiration in 2023. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $12 at September 30, 2013, and $13 at December 31, 2012. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2013, and December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments to fund advances totaled $7 at September 30, 2013, and $21 at December 31, 2012. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2013, and December 31, 2012.

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has executed collateral exchange agreements with clearing agents. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of September 30, 2013, the Bank had pledged total collateral of $89, including securities with a carrying value of $2, all of which could be sold or repledged, and cash of $87, to counterparties and clearing agents that had market risk exposure to the Bank related to derivatives. As of December 31, 2012, the Bank had pledged total collateral of $23, including securities with a carrying value of $2, all of which could be sold or repledged, and cash of $21 to counterparties that had market risk exposure to the Bank related to derivatives.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$3	$1
Investments(1)	2,594	3,929
Advances	15,461	20,787
Mortgage loans held for portfolio	809	1,074
Accrued interest receivable	26	32
Other assets	18	10
Derivative assets, net	311	362
Total Assets	$19,222	$26,195
Liabilities:
Deposits	$312	$31
Mandatorily redeemable capital stock	2,270	3,850
Derivative liabilities, net	20	15
Total Liabilities	$2,602	$3,896
Notional amount of derivatives	$16,076	$16,863
Standby letters of credit	75	255

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income:
Investments(1)	$7	$9	$23	$29
Advances(2)	32	42	107	136
Mortgage loans held for portfolio	10	16	34	50
Total Interest Income	$49	$67	$164	$215
Interest Expense:
Mandatorily redeemable capital stock	$42	$5	$97	$17
Consolidated obligations(2)	(40)	(53)	(128)	(168)
Total Interest Expense	$2	$(48)	$(31)	$(151)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(35)	$(46)	$(91)	$(120)
Other income	—	—	—	1
Total Other Income/(Loss)	$(35)	$(46)	$(91)	$(119)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to September 30, 2013, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

•	designation of the Bank for supervision by the Federal Reserve Board by the Financial Stability Oversight Council;

•	technological changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	changes in the FHLBanks’ long-term credit ratings.

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

Quarterly Overview

In the third quarter of 2013, U.S. economic growth lost momentum as uncertainty about the direction of the federal government’s fiscal and monetary policies began to undermine consumer and business confidence. The unemployment rate fell slightly, to 7.2% as of September. Job growth continued to be sluggish in most sectors, as businesses continued to be reluctant to expand hiring and with ongoing declines in the government sector. In addition, some reports indicate that federal sequestration policies were beginning to result in layoffs beyond the public sector among private contractors. In September, the Federal Reserve announced, counter to widely held expectations, that it would not begin tapering its program of purchasing $85 billion of residential mortgage-backed securities and Treasury securities each month.

The housing market continued to gain strength early in the quarter, then slowed as a result of higher mortgage interest rates. The refinancing surge also faded as rates increased. Supplies of homes for sale, both existing and new, remained lean. Supported by ongoing housing demand from investors and other home purchasers anxious to buy before mortgage rates rose further, home price increases persisted. Members of the Federal Home Loan Bank of San Francisco reported that deposits were still sufficient to fund lending activities, contributing to a decline in advances during the third quarter.

Net income for the third quarter of 2013 was $49 million, compared with net income of $137 million for the third quarter of 2012. The decrease in net income for the third quarter of 2013 reflected a decrease in net interest income, partially offset by a reduction in the loss in other income/(loss). Net interest income decreased to $114 million for the third quarter of 2013 from $219 million for the third quarter of 2012. This decline was due, in part, to lower average balances of advances, mortgage-backed securities (MBS), and mortgage loans; a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment; and an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense. The increase in dividends on mandatorily redeemable capital stock accounted for $41 million, or 39%, of the decline in net interest income.

Total other income/(loss) for the third quarter of 2013 was a loss of $22 million, compared with a loss of $34 million for the third quarter of 2012. The improvement in other income/(loss) for the third quarter of 2013 reflected a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $25 million, compared with a net loss of $30 million for the third quarter of 2012; net interest income on derivative instruments used in economic hedges of $4 million, compared with net interest expense of $2 million for the third quarter of 2012; and a $3 million credit-related other-than-temporary impairment (OTTI) charge on certain private-label residential mortgage-backed securities (PLRMBS), compared with a charge of $4 million for the prior-year period. Net interest income/expense on derivative instruments used in economic hedges is generally offset by net interest expense/income on the economically hedged assets and liabilities.

During the first nine months of 2013, total assets increased $1.3 billion, or 1%, to $87.7 billion at September 30, 2013, from $86.4 billion at December 31, 2012. Cash and due from banks increased $4.0 billion during the period, while investments decreased $2.4 billion, or 6%, to $38.1 billion at September 30, 2013, from $40.5 billion at December 31, 2012. In addition, advances increased $0.4 billion, or 1%, to $44.2 billion at September 30, 2013, from $43.8 billion at December 31, 2012. In total, 65 members increased their use of advances during the first nine months of 2013, while 79 institutions reduced their advances borrowings.

One member institution was placed into receivership during the third quarter of 2013. This institution had no advances outstanding at the time it was placed into receivership. Bank capital stock held by this institution totaling $2 million was classified as mandatorily redeemable capital stock (a liability).

From October 1, 2013, to October 31, 2013, no member institutions were placed into receivership.

Accumulated other comprehensive loss declined $519 million during the first nine months of 2013, to $275 million at September 30, 2013, from $794 million at December 31, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

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

On October 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2013 at an annualized rate of 5.65%, totaling $97 million, including $45 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2013. The Bank recorded the dividend on October 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 14, 2013. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2013, the Bank’s excess capital stock totaled $3.0 billion, or 3.44% of total assets.

As of September 30, 2013, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 9.68%, exceeding the 4.00% requirement. The Bank had $8.5 billion in regulatory capital, exceeding its risk-based capital requirement of $4.0 billion. Total retained earnings were $2.4 billion as of September 30, 2013.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on November 15, 2013. This repurchase, combined with the estimated redemption of up to $65 million in mandatorily redeemable capital stock during the fourth quarter, will reduce the Bank’s excess capital stock by up to $815 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Selected Balance Sheet Items at Quarter End
Total Assets	$87,661	$85,122	$87,593	$86,421	$94,189
Advances	44,213	46,288	46,713	43,750	51,825
Mortgage Loans Held for Portfolio, Net	967	1,067	1,173	1,289	1,411
Investments(1)	38,072	36,422	37,861	40,528	40,357
Consolidated Obligations:(2)
Bonds	56,102	60,686	64,296	70,310	73,371
Discount Notes	21,821	14,156	12,829	5,209	9,728
Mandatorily Redeemable Capital Stock	2,588	3,464	3,907	4,343	4,770
Capital Stock —Class B —Putable	3,526	3,784	3,951	4,160	4,464
Unrestricted Retained Earnings	316	316	290	246	204
Restricted Retained Earnings	2,056	2,056	2,013	2,001	1,979
Accumulated Other Comprehensive Income/(Loss)	(275)	(354)	(453)	(794)	(1,067)
Total Capital	5,623	5,802	5,801	5,613	5,580
Selected Operating Results for the Quarter
Net Interest Income	$114	$114	$127	$171	$219
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	(22)	36	(4)	(28)	(34)
Other Expense	32	31	30	35	33
Assessments	11	15	12	14	15
Net Income/(Loss)	$49	$104	$81	$94	$137
Selected Other Data for the Quarter
Net Interest Margin(3)	0.53%	0.52%	0.59%	0.75%	0.88%
Operating Expenses as a Percent of Average Assets	0.13	0.13	0.12	0.14	0.11
Return on Average Assets	0.23	0.47	0.37	0.41	0.54
Return on Average Equity	3.48	7.11	5.59	6.73	10.25
Annualized Dividend Rate	5.14	3.38	2.30	2.51	0.47
Dividend Payout Ratio(4)	99.57	33.48	30.89	30.63	4.03
Average Equity to Average Assets Ratio	6.49	6.64	6.62	6.07	5.30
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	9.68	11.30	11.60	12.44	12.12
Duration Gap (in months)	1	1	1	(1)	(1)

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
September 30, 2013	$720,725
June 30, 2013	704,504
March 31, 2013	665,975
December 31, 2012	687,902
September 30, 2012	674,487

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three and nine months ended September 30, 2013 and 2012, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources.

Third Quarter of 2013 Compared with Third Quarter of 2012

Average Balance Sheets

	Three Months Ended
	September 30, 2013			September 30, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$62	$—	0.04%	$6	$—	0.15%
Securities purchased under agreements to resell	110	—	0.05	4,048	2	0.16
Federal funds sold	10,334	4	0.13	5,974	3	0.17
Trading securities:
MBS	14	—	1.64	16	—	1.65
Other investments	3,197	1	0.21	3,792	6	0.67
Available-for-sale securities:(1)
MBS (2)	7,510	69	3.66	8,740	77	3.50
Other investments	—	—	—	305	—	0.45
Held-to-maturity securities:(1)
MBS	14,941	96	2.55	16,629	120	2.87
Other investments	2,141	1	0.22	4,454	3	0.25
Mortgage loans held for portfolio	1,021	12	4.60	1,489	18	4.76
Deposits with other FHLBanks	—	—	0.01	—	—	0.05
Advances(3)	46,852	84	0.71	53,971	142	1.05
Loans to other FHLBanks	24	—	0.06	4	—	0.11
Total interest-earning assets	86,206	267	1.23	99,428	371	1.48
Other assets(4)(5)	1,161	—	—	313	—	—
Total Assets	$87,367	$267	1.21%	$99,741	$371	1.48%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$58,774	$102	0.69%	$76,046	$141	0.74%
Discount notes	18,180	4	0.10	11,988	5	0.16
Deposits	282	—	0.13	635	—	0.02
Borrowings from other FHLBanks	—	—	—	5	—	0.13
Mandatorily redeemable capital stock	3,197	47	5.87	4,912	6	0.49
Other borrowings	22	—	0.06	1	—	0.22
Total interest-bearing liabilities	80,455	153	0.76	93,587	152	0.65
Other liabilities(4)	1,242	—	—	863	—	—
Total Liabilities	81,697	153	0.75	94,450	152	0.64
Total Capital	5,670	—	—	5,291	—	—
Total Liabilities and Capital	$87,367	$153	0.70%	$99,741	$152	0.61%
Net Interest Income		$114			$219
Net Interest Spread(6)			0.47%			0.83%
Net Interest Margin(7)			0.53%			0.88%
Interest-earning Assets/Interest-bearing Liabilities	107.15%			106.24%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on available-for-sale securities includes the recovery of credit losses on other-than-temporarily impaired PLRMBS totaling $8 and $1 for the third quarter of 2013 and 2012, respectively. This recovery is the result of significant increases in cash flows expected to be collected over the remaining life of the securities.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2013			September 30, 2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(2)	$(33)	$(35)	$(4)	$(35)	$(39)
Consolidated obligation bonds	10	86	96	15	128	143

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2013 was $114 million, a 48% decrease from $219 million in the third quarter of 2012. The following table details the changes in interest income and interest expense for the third quarter of 2013 compared with the third quarter of 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2013, Compared with Three Months Ended September 30, 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(2)	$(1)	$(1)
Federal funds sold	1	2	(1)
Trading securities: Other investments	(5)	(1)	(4)
Available-for-sale securities:
MBS	(8)	(11)	3
Held-to-maturity securities:
MBS	(24)	(11)	(13)
Other investments	(2)	(2)	—
Mortgage loans held for portfolio	(6)	(5)	(1)
Advances(2)	(58)	(17)	(41)
Total interest-earning assets	(104)	(46)	(58)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(39)	(30)	(9)
Discount notes	(1)	2	(3)
Mandatorily redeemable capital stock	41	(3)	44
Total interest-bearing liabilities	1	(31)	32
Net interest income	$(105)	$(15)	$(90)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included a de minimis amount of advance prepayment fees in the third quarter of 2013 compared with $18 million in the third quarter of 2012.

The net interest margin was 53 basis points for the third quarter of 2013, 35 basis points lower than the net interest margin for the third quarter of 2012, which was 88 basis points. The net interest spread was 47 basis points for the third quarter of 2013, 36 basis points lower than the net interest spread for the third quarter of 2012, which was 83 basis points. These decreases were primarily due to the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and to the decline in earnings on invested capital.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2013 and 2012.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2013	September 30, 2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(2)	$(5)
Total OTTI loss	(5)	(17)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	2	13
Net OTTI loss, credit-related	(3)	(4)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(17)	6
Net gain/(loss) on derivatives and hedging activities	(2)	(33)
Other	2	2
Total Other Income/(Loss)	$(22)	$(34)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(1) million and $(5) million for the three months ended September 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS. The $3 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank’s PLRMBS, based on the Bank’s OTTI analyses for the third quarter of 2013. The following table presents the net OTTI loss for the three months ended September 30, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	September 30, 2013			September 30, 2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(1)	$—	$(1)	$(3)	$2	$(1)
Alt-A, option ARM	—	—	—	1	(2)	(1)
Alt-A, other	(4)	2	(2)	(15)	13	(2)
Total	$(5)	$2	$(3)	$(17)	$13	$(4)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$(1)	$1	$—	$(15)	$15	$—
Securities previously impaired prior to current period(1)	(4)	1	(3)	(2)	(2)	(4)
Total	$(5)	$2	$(3)	$(17)	$13	$(4)

(1)
For the three months ended September 30, 2013, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to July 1, 2013. For the three months ended September 30, 2012, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to July 1, 2012.

Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2013	September 30, 2012
Advances	$(9)	$24
Consolidated obligation bonds	(8)	(18)
Total	$(17)	$6

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

The unrealized net fair value gain/(loss) on advances and consolidated obligation bonds was primarily driven by the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 16 – Fair Value.”

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2013, Compared with Three Months Ended September 30, 2012

	Three Months Ended
(In millions)	September 30, 2013				September 30, 2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$6	$(28)	$(22)	$—	$(18)	$(30)	$(48)
Not elected for fair value option	—	3	(3)	—	—	1	(5)	(4)
Consolidated obligation bonds:
Elected for fair value option	—	9	16	25	—	19	9	28
Not elected for fair value option	(1)	(28)	26	(3)	(3)	(30)	37	4
Consolidated obligation discount notes:
Not elected for fair value option	—	5	(6)	(1)	—	(1)	(10)	(11)
Non-MBS investments:
Not elected for fair value option	—	—	(1)	(1)	—	1	(3)	(2)
Total	$(1)	$(5)	$4	$(2)	$(3)	$(28)	$(2)	$(33)

During the third quarter of 2013, the net loss on derivatives and hedging activities totaled $2 million, compared with a net loss of $33 million in the third quarter of 2012. These amounts included net interest income of $4 million and net interest expense of $2 million on derivative instruments used in economic hedges in the third quarter of 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gain or loss on fair value and economic hedges was primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Average Balance Sheets

	Nine Months Ended
	September 30, 2013			September 30, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$32	$—	0.06%	$16	$—	0.12%
Securities purchased under agreements to resell	1,072	1	0.12	2,397	3	0.16
Federal funds sold	10,318	12	0.15	8,080	9	0.15
Trading securities:
MBS	15	—	1.68	17	—	1.84
Other investments	3,314	5	0.22	3,432	19	0.73
Available-for-sale securities:(1)
MBS(2)	7,842	206	3.52	9,054	240	3.54
Other investments	—	—	—	968	3	0.48
Held-to-maturity securities:(1)
MBS	14,654	289	2.64	15,775	363	3.07
Other investments	2,212	4	0.24	4,699	8	0.23
Mortgage loans held for portfolio	1,127	38	4.51	1,624	60	4.95
Advances(3)	46,341	262	0.76	59,102	455	1.03
Deposits with other FHLBanks	—	—	0.03	—	—	0.05
Loans to other FHLBanks	10	—	0.07	3	—	0.12
Total interest-earning assets	86,937	817	1.26	105,167	1,160	1.47
Other assets(4)(5)	1,061	—	—	539	—	—
Total Assets	$87,998	$817	1.24%	$105,706	$1,160	1.47%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$63,256	$342	0.72%	$74,895	$445	0.79%
Discount notes	13,803	11	0.11	18,671	18	0.13
Deposits	264	—	0.13	700	—	0.02
Borrowings from other FHLBanks	—	—	—	6	—	0.12
Mandatorily redeemable capital stock	3,729	109	3.92	5,204	20	0.51
Other borrowings	30	—	0.09	1	—	0.22
Total interest-bearing liabilities	81,082	462	0.76	99,477	483	0.65
Other liabilities(4)	1,121	—	—	1,146	—	—
Total Liabilities	82,203	462	0.75	100,623	483	0.64
Total Capital	5,795	—	—	5,083	—	—
Total Liabilities and Capital	$87,998	$462	0.70%	$105,706	$483	0.61%
Net Interest Income		$355			$677
Net Interest Spread(6)			0.50%			0.82%
Net Interest Margin(7)			0.55%			0.86%
Interest-earning Assets/Interest-bearing Liabilities	107.22%			105.72%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on available-for-sale securities includes the recovery of credit losses on other-than-temporarily impaired PLRMBS totaling $13 and $6 for the third quarter of 2013 and 2012, respectively. This recovery is the result of significant increases in cash flows expected to be collected over the remaining life of the securities.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2013			September 30, 2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(6)	$(94)	$(100)	$(12)	$(110)	$(122)
Consolidated obligation bonds	43	299	342	45	399	444

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2013 was $355 million, a 48% decrease from $677 million in the first nine months of 2012. The following table details the changes in interest income and interest expense for the first nine months of 2013 compared with the first nine months of 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(2)	$(1)	$(1)
Federal funds sold	3	3	—
Trading securities:
Other investments	(14)	(1)	(13)
Available-for-sale securities:
MBS	(34)	(33)	(1)
Other investments	(3)	(3)	—
Held-to-maturity securities:
MBS	(74)	(25)	(49)
Other investments	(4)	(4)	—
Mortgage loans held for portfolio	(22)	(17)	(5)
Advances(2)	(193)	(87)	(106)
Total interest-earning assets	(343)	(168)	(175)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(103)	(66)	(37)
Discount notes	(7)	(4)	(3)
Mandatorily redeemable capital stock	89	(7)	96
Total interest-bearing liabilities	(21)	(77)	56
Net interest income	$(322)	$(91)	$(231)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $2 million in the first nine months of 2013 compared with $41 million in the first nine months of 2012.

The net interest margin was 55 basis points for the first nine months of 2013, 31 basis points lower than the net interest margin for the first nine months of 2012, which was 86 basis points. The net interest spread was 50 basis points for the first nine months of 2013, 32 basis points lower than the net interest spread for the first nine months of 2012, which was 82 basis points. These decreases were primarily due to the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and to the decline in earnings on invested capital.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2013 and 2012.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$1	$(10)
Total OTTI loss	(13)	(46)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	7	12
Net OTTI loss, credit-related	(6)	(34)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(6)	6
Net gain/(loss) on derivatives and hedging activities	16	(103)
Other	5	5
Total Other Income/(Loss)	$10	$(136)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $(10) million for the nine months ended September 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $6 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the first nine months of 2013. The following table presents the net OTTI loss for the nine months ended September 30, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	Nine Months Ended
	September 30, 2013			September 30, 2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(1)	$—	$(1)	$(3)	$2	$(1)
Alt-A, option ARM	(3)	3	—	(4)	(3)	(7)
Alt-A, other	(9)	4	(5)	(39)	13	(26)
Total	$(13)	$7	$(6)	$(46)	$12	$(34)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$(4)	$4	$—	$(24)	$24	$—
Securities previously impaired prior to current period(1)	(9)	3	(6)	(22)	(12)	(34)
Total	$(13)	$7	$(6)	$(46)	$12	$(34)

(1)
For the nine months ended September 30, 2013, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the nine months ended September 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Advances	$(141)	$7
Consolidated obligation bonds	135	(1)
Total	$(6)	$6

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

The unrealized net fair value gain/(loss) on advances and consolidated obligation bonds was primarily driven by the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 16 – Fair Value.”

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

(In millions)	September 30, 2013				September 30, 2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$122	$(85)	$37	$—	$(37)	$(98)	$(135)
Not elected for fair value option	2	14	(12)	4	1	6	(16)	(9)
Consolidated obligation bonds:
Elected for fair value option	—	(87)	50	(37)	—	45	24	69
Not elected for fair value option	(4)	(101)	107	2	(19)	(85)	113	9
Consolidated obligation discount notes:
Not elected for fair value option	—	25	(15)	10	—	—	(35)	(35)
Non-MBS investments:
Not elected for fair value option	—	1	(1)	—	—	6	(8)	(2)
Total	$(2)	$(26)	$44	$16	$(18)	$(65)	$(20)	$(103)

During the first nine months of 2013, the net gain on derivatives and hedging activities totaled $16 million, compared with a net loss of $103 million in the first nine months of 2012. These amounts included net interest income of $44 million and net interest expense of $20 million on derivative instruments used in economic hedges in the first nine months of 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gain or loss on fair value and economic hedges was primarily associated with the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Return on Average Equity

Return on average equity (ROE) was 3.48% (annualized) for the third quarter of 2013, compared with 10.25% (annualized) for the third quarter of 2012. This decrease reflected the decrease in net income in the third quarter of 2013, and higher average equity, which rose 8%, to $5.7 billion in the third quarter of 2013 from $5.3 billion in the third quarter of 2012.

ROE was 5.41% (annualized) for the first nine months of 2013, compared with 10.43% (annualized) for the first nine months of 2012. This decrease reflected the decrease in net income in the first nine months of 2013, and higher average equity, which rose 14%, to $5.8 billion in the first nine months of 2013 from $5.1 billion in the first nine months of 2012.

Dividends and Retained Earnings

On July 26, 2013, the Bank’s Board of Directors approved revisions to the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework to incorporate the content of the Retained Earnings and Dividend Policy, eliminating the need for a separate, stand-alone policy. The Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital risk management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

Under regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Excess Stock Repurchase, Retained Earnings, and Dividend Framework from time to time. In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The Bank’s Risk Management Policy may limit the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 140.0% as of September 30, 2013. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2012 Form 10-K.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2013, advances maturing within five years totaled $41.3 billion, significantly in excess of the $266 million of member deposits on that date. At December 31, 2012, advances maturing within five years totaled $40.5 billion, also significantly in excess of the $227 million of member deposits on that date. In addition, as of September 30, 2013, and December 31, 2012, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of September 30, 2013, the amount of restricted retained earnings in the Bank’s targeted buildup account was $1.8 billion.

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

The following tables summarize the activity related to restricted retained earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013				September 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$92	$1,800	$164	$2,056	$72	$1,800	$82	$1,954
Transfers to/(from) restricted retained earnings	(10)	—	10	—	(2)	—	27	25
Balance at end of the period	$82	$1,800	$174	$2,056	$70	$1,800	$109	$1,979

	Nine Months Ended
	September 30, 2013				September 30, 2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	9	—	46	55	(9)	105	80	176
Balance at end of the period	$82	$1,800	$174	$2,056	$70	$1,800	$109	$1,979

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of September 30, 2013, the Bank’s excess capital stock totaled $3.0 billion, or 3.44% of total assets.

The Bank pays dividends on capital stock, recognized as cash dividends on the Statements of Capital Accounts, and on mandatorily redeemable capital stock, recognized as interest expense on the Statements of Income.

In the third quarter of 2013, the Bank paid dividends at an annualized rate of 5.14%, totaling $96 million, including $49 million in dividends on capital stock and $47 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2012, the Bank paid dividends at an annualized rate of 0.47%, totaling $11 million, including $5 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2013, the Bank paid dividends at an annualized rate of 3.52%, totaling $218 million, including $109 million in dividends on capital stock and $109 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2012, the Bank paid dividends at an annualized rate of 0.49%, totaling $37 million, including $17 million in dividends on capital stock and $20 million in dividends on mandatorily redeemable capital stock.

On October 29, 2013, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2013 at an annualized rate of 5.65%, totaling $97 million, including $52 million in dividends on capital stock and $45 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2013, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 14, 2013. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2013. The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank’s dividends and retained earnings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2012 to 2011 – Dividends and Retained Earnings” in the Bank’s 2012 Form 10-K.

Financial Condition

Total assets were $87.7 billion at September 30, 2013, a 1% increase from $86.4 billion at December 31, 2012. Advances increased by $0.4 billion, or 1%, to $44.2 billion at September 30, 2013, from $43.8 billion at December 31, 2012. Average total assets were $87.4 billion for the third quarter of 2013, a 12% decrease compared with $99.7 billion for the third quarter of 2012. Average total assets were $88.0 billion for the first nine months of 2013, a 17% decrease compared with $105.7 billion for the first nine months of 2012. Average advances were $46.9 billion for the third quarter of 2013, a 13% decrease from $54.0 billion for the third quarter of 2012. Average advances were $46.3 billion for the first nine months of 2013, a 22% decreased from $59.1 billion for the first nine months of 2012.

Advances outstanding at September 30, 2013, included unrealized gains of $275 million, of which $132 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $143 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2012, included unrealized gains of $570 million, of which $282 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $288 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2012, to September 30, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $82.0 billion at September 30, 2013, a 2% increase from $80.8 billion at December 31, 2012, reflecting increases in consolidated obligations outstanding from $75.5 billion at December 31, 2012, to $77.9 billion at September 30, 2013. The increase in consolidated obligations outstanding paralleled the increase in assets during the first nine months of 2013. Average total liabilities were $81.7 billion for the third quarter of 2013, a 14% decrease compared with $94.5 billion for the third quarter of 2012. Average total liabilities were $82.2 billion for the first nine months of 2013, an 18% decrease compared with $100.6 billion for the first nine months of 2012. These decreases in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $77.0 billion in the third quarter of 2013 and $88.0 billion in the third quarter of 2012. Average consolidated obligations were $77.1 billion in the first nine months of 2013 and $93.6 billion in the first nine months of 2012.

Consolidated obligations outstanding at September 30, 2013, included unrealized losses of $552 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $101 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2012, included unrealized losses of $906 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $36 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2012, to September 30, 2013, was primarily attributable to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $720.7 billion at September 30, 2013, and $687.9 billion at December 31, 2012.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of September 30, 2013, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment increased $1.7 billion, or 3%, to $64.0 billion (73% of total assets) at September 30, 2013, from $62.3 billion (72% of total assets) at December 31, 2012.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements. Adjusted net interest income for this segment was $41 million in the third quarter of 2013, a decrease of $33 million, or 45%, compared with $74 million in the third quarter of 2012. In the first nine months of 2013, adjusted net interest income for this segment was $129 million, a decrease of $77 million, or 37%, compared with $206 million in the first nine months of 2012. These decreases were primarily due to a decline in earnings on invested capital because of the lower interest rate environment and lower average capital balances, less favorable funding costs, lower advance prepayment fees, and lower average balances of advances. Adjusted net interest income for this segment represented 27% and 37% of total adjusted net interest income for the third quarter of 2013 and 2012, respectively, and 28% and 34% of total adjusted net interest income for the first nine months of 2013 and 2012, respectively.

Members and nonmember borrowers prepaid $56 million of advances in the third quarter of 2013 compared with $1.3 billion in the third quarter of 2012. Interest income was increased by a de minimis amount of net prepayment fees in the third quarter of 2013 and $18 million of net prepayment fees in the third quarter of 2012. Members and nonmember borrowers prepaid $255 million of advances in the first nine months of 2013 compared with $2.8 billion in the first nine months of 2012. Interest income was increased by net prepayment fees of $2 million in the first nine months of 2013 and $41 million in the first nine months of 2012.

Advances – The par amount of advances outstanding increased by $0.7 billion, or 2%, to $43.9 billion at September 30, 2013, from $43.2 billion at December 31, 2012. Average advances outstanding were $46.9 billion in the third quarter of 2013, a 13% decrease from $54.0 billion in the third quarter of 2012. Average advances outstanding were $46.3 billion in the first nine months of 2013, a 22% decrease from $59.1 billion in the first nine months of 2012.

The increase in advances outstanding was primarily attributable to a $1.2 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $28.7 billion at September 30, 2013, from $27.5 billion at December 31, 2012. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) This increase was partially offset by a $0.5 billion decrease in advances outstanding to the Bank’s other borrowers. In total, 65 members increased their use of advances during the first nine months of 2013, while 79 borrowers decreased their advances borrowings.

The $0.7 billion increase in advances outstanding primarily reflects a $10.5 billion increase in fixed rate advances partially offset by a net $9.8 billion decrease in adjustable and variable rate advances.

The components of the advances portfolio at September 30, 2013, and December 31, 2012, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2013		December 31, 2012
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$8,128	19%	$18,073	42%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	135	—	135	—
Subtotal adjustable rate advances	8,264	19	18,209	42
Fixed	26,597	61	15,794	37
Fixed – amortizing	283	1	307	1
Fixed – with PPS(1)	6,041	14	6,389	15
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member’s option	9	—	15	—
Fixed – callable at member’s option with PPS(1)	179	—	58	—
Fixed – putable at Bank’s option	97	—	112	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	33,491	76	22,960	53
Daily variable rate	2,183	5	2,011	5
Total par amount	$43,938	100%	$43,180	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $15.5 billion as of September 30, 2013, a decrease of $2.3 billion, or 13%, from $17.8 billion as of December 31, 2012. The reduction in the non-MBS investment portfolio was primarily due to lower balances of Federal funds sold and short-term securities purchased under agreements to resell, partially offset by higher balances of certificates of deposits and commercial paper.

Cash and Due from Banks – Cash and due from banks was $4.1 billion at September 30, 2013, a $4.0 billion increase from December 31, 2012. Cash held at the Federal Reserve Bank of San Francisco increased because fewer of the Bank’s Federal fund and repurchase agreement counterparties had demand for funds at the end of the third quarter of 2013.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased $1.7 billion, or 3%, from $56.7 billion at December 31, 2012, to $58.4 billion at September 30, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”
and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $74.8 billion, of which $20.8 billion were hedging advances, $50.7 billion were hedging consolidated obligations, $3.0 billion were economically hedging trading securities, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $17.8 billion were hedging advances, $60.4 billion were hedging consolidated obligations, $2.7 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of September 30, 2013, 3-month U.S. Treasury bill and 3-month LIBOR rates declined modestly while 2-year and 5-year U.S. Treasury note rates increased compared with December 31, 2012. The FOMC’s forward guidance regarding monetary policy identifies a commitment to keep the target Federal funds rate low for the foreseeable future to aid economic activity, and this guidance contributed to the decline in short-term Treasury bill and LIBOR rates. In contrast, the FOMC’s debate about when to begin tapering its monthly program to purchase Treasury and mortgage-backed securities contributed to the increase in the rates for longer-term Treasury securities.

Selected Market Interest Rates

Market Instrument	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.01	0.04	0.07	0.01
3-month LIBOR	0.25	0.31	0.36	0.58
2-year Treasury note	0.32	0.25	0.23	0.24
5-year Treasury note	1.38	0.72	0.63	0.83

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to 3-month LIBOR, or comparable term LIBOR if the original maturity was less than three months, in the first nine months of 2013 and 2012. Lower 3-month LIBOR rates during the first nine months of 2013 compared with the same period in 2012 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes. Three-month LIBOR averaged 0.28% in the first nine months of 2013 compared with 0.47% in the first nine months of 2012.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2013	September 30, 2012
Consolidated obligation bonds	-15.7	-26.9
Consolidated obligation discount notes (one month and greater)	-19.4	-27.0

Mortgage-Related Business. The mortgage-related business consists of mortgage-backed securities (MBS)
investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements. At September 30, 2013, assets associated with this segment were $23.6 billion (27% of total assets), a decrease of $0.5 billion from $24.1 billion at December 31, 2012 (28% of total assets).

Adjusted net interest income for this segment was $113 million in the third quarter of 2013, a decrease of $15 million, or 12%, from $128 million in the third quarter of 2012. In the first nine months of 2013, adjusted net interest income for this segment was $335 million, a decrease of $58 million, or 15%, from $393 million in the first nine months of 2012. These decreases were primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 73% and 63% of total adjusted net interest income for the third quarter of 2013 and 2012, respectively, and 72% and 66% of total adjusted net interest income for the first nine months of 2013 and 2012, respectively.

MBS Investments – The Bank’s MBS portfolio was $22.6 billion at September 30, 2013, compared with $22.7 billion at December 31, 2012. During the first nine months of 2013, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $4.2 billion, partially offset by purchases of $3.5 billion of agency residential MBS and a $0.5 billion improvement in the fair value of PLRMBS classified as available-for-sale. Average MBS investments were $22.5 billion in the third quarter of 2013, a decrease of $2.9 billion from $25.4 billion in the third quarter of 2012. Average MBS investments were $22.5 billion in the first nine months of 2013, a decrease of $2.3 billion from $24.8 billion in the first nine months of 2012. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

MPF Program – Mortgage loan balances declined to $1.0 billion at September 30, 2013, from $1.3 billion at December 31, 2012, a decline of $0.3 billion. Average mortgage loans were $1.0 billion in the third quarter of 2013, a decrease of $0.5 billion from $1.5 billion in the third quarter of 2012. Average mortgage loans were $1.1 billion in the first nine months of 2013, a decrease of $0.5 billion from $1.6 billion in the first nine months of 2012.

At September 30, 2013, and December 31, 2012, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF.

Mortgage loan balances at September 30, 2013, and December 31, 2012, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2013	December 31, 2012
MPF Plus	$893	$1,187
Original MPF	83	109
Subtotal	976	1,296
Unamortized premiums	11	10
Unamortized discounts	(18)	(14)
Mortgage loans held for portfolio	969	1,292
Less: Allowance for credit losses	(2)	(3)
Mortgage loans held for portfolio, net	$967	$1,289

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.5 billion to $23.6 billion at September 30, 2013, from $24.1 billion at December 31, 2012, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $9.6 billion and $9.1 billion, at September 30, 2013, and December 31, 2012, respectively.

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
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2013, and December 31, 2012.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2013	December 31, 2012
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,747	$10,166
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,307	477
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,629	6,976
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	141	141
Subtotal Economic Hedges(1)			9,078	7,595
Total			20,825	17,761
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	18,547	19,798
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	2,448	5,639
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,350	1,360
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	11,623	24,923
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	11,061
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	860	535
Subtotal Economic Hedges(1)			17,681	43,518
Total			36,228	63,316

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2013	December 31, 2012
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,120	670
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	3,420	1,888
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,100	1,675
Subtotal Economic Hedges(1)			6,520	3,563
Total			7,640	4,233
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	810	755
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	15,318	599
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	315	630
Total			16,443	1,984
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,942	2,692
Total			2,942	2,692
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	430
Total			330	430
Total Notional Amount			$84,408	$90,416

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2013, the total notional amount of interest rate exchange agreements outstanding was $84.4 billion, compared with $90.4 billion at December 31, 2012. The $6.0 billion decrease in the notional amount of derivatives during the first nine months of 2013 was primarily due to a net $23.7 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a net $0.1 billion decrease in interest rate exchange agreements hedging intermediary positions, partially offset by a net $14.5 billion increase in interest rate exchange agreements hedging discount notes, a net $3.1 billion increase in interest rate exchange agreements hedging advances, and a net $0.2 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2013, and December 31, 2012.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,747	$(124)	$123	$—	$(1)
Non-callable bonds	18,547	548	(548)	—	—
Callable bonds	1,120	(7)	12	—	5
Subtotal	31,414	417	(413)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	9,078	(147)	—	126	(21)
Non-callable bonds	17,681	87	—	(22)	65
Callable bonds	6,520	(63)	—	135	72
Discount notes	16,443	5	—	—	5
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	52,994	(119)	—	239	120
Total excluding accrued interest	84,408	298	(413)	239	124
Accrued interest	—	115	(127)	5	(7)
Total	$84,408	$413	$(540)	$244	$117

December 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,166	$(270)	$268	$—	$(2)
Non-callable bonds	19,798	844	(843)	—	1
Callable bonds	670	10	(4)	—	6
Subtotal	30,634	584	(579)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,595	(288)	—	270	(18)
Non-callable bonds	43,518	210	—	(35)	175
Callable bonds	3,563	1	—	13	14
Discount notes	1,984	(20)	—	—	(20)
FFCB bonds	2,692	(1)	—	—	(1)
Intermediated	430	—	—	—	—
Subtotal	59,782	(98)	—	248	150
Total excluding accrued interest	90,416	486	(579)	248	155
Accrued interest	—	90	(108)	3	(15)
Total	$90,416	$576	$(687)	$251	$140

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

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2013, or December 31, 2012.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2013			December 31, 2012
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Credit Suisse Securities (USA) LLC	A	$12,305	15%	—	$—	—%
Deutsche Bank AG	A	10,736	13	A	15,002	17
BNP Paribas	A	9,609	11	A	21,107	23
Deutsche Bank Securities Inc.	A	9,236	11	—	—	—
JPMorgan Chase Bank, National Association	A	8,735	10	A	9,762	11
Morgan Stanley Capital Services	BBB	8,281	10	BBB	6,124	7
UBS AG	A	7,557	9	A	12,603	14
Subtotal		66,459	79		64,598	72
Others	At least A	17,949	21	At least BBB	25,818	28
Total		$84,408	100%		$90,416	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first nine months of 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following September 30, 2013, and December 31, 2012. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2013		As of December 31, 2012
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$1	$—	$17
Commitments to purchase investments	752	752	275	275
Demand deposits	664	664	316	316
Maturing member term deposits	—	—	—	2
Discount note and bond maturities and expected exercises of bond call options	600	20,525	467	11,417
Subtotal obligations	2,016	21,942	1,058	12,027
Sources of available funds:
Maturing investments	2,570	11,791	5,120	14,117
Cash at Federal Reserve Bank of San Francisco	4,058	4,058	103	103
Proceeds from scheduled settlements of discount notes and bonds	—	—	390	635
Maturing advances and scheduled prepayments	2,140	12,609	1,785	5,486
Subtotal sources	8,768	28,458	7,398	20,341
Net funds available	6,752	6,516	6,340	8,314
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,684	—	19,363
FFCB bonds	3,097	3,097	3,080	3,080
Subtotal contingent sources	3,097	22,781	3,080	22,443
Total contingent funds available	$9,849	$29,297	$9,420	$30,757

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2013, and December 31, 2012.

Regulatory Capital Requirements

	September 30, 2013		December 31, 2012
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,010	$8,486	$4,073	$10,750
Total regulatory capital	$3,506	$8,486	$3,457	$10,750
Total regulatory capital ratio	4.00%	9.68%	4.00%	12.44%
Leverage capital	$4,383	$12,730	$4,321	$16,125
Leverage ratio	5.00%	14.52%	5.00%	18.66%

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on November 15, 2013. This repurchase, combined with the estimated redemption of up to $65 million in mandatorily redeemable capital stock during the fourth quarter of 2013, will reduce the Bank’s excess capital stock by up to $815 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

The Bank determines the maximum amount and maximum term of the advances it will make to an insurance company based on an ongoing risk assessment that considers the member's financial and regulatory standing and other qualitative information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from one to ten, with one as the highest credit quality rating. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks associated with insurance companies, including risks related to the resolution process for insurance companies, which is significantly different from the one established for the Bank’s insured depository members.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2013, and December 31, 2012.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	214	132	$39,377	$142,348	28%
4-6	121	63	7,830	21,356	37
7-10	23	8	152	296	51
Subtotal	358	203	47,359	164,000	29
CDFIs	4	2	30	36	83
Total	362	205	$47,389	$164,036	29%

December 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	183	110	$32,230	$127,782	25%
4-6	153	76	13,824	30,829	45
7-10	35	16	520	974	53
Total	371	202	$46,574	$159,585	29
CDFIs	3	2	35	37	95
Total	374	204	$46,609	$159,622	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$40	$43
11% – 25%	8	222	269
26% – 50%	19	15,152	27,039
More than 50%	175	31,975	136,685
Total	205	$47,389	$164,036

December 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$305	$330
11% – 25%	5	12,095	15,141
26% – 50%	28	6,779	11,360
More than 50%	161	27,430	132,791
Total	204	$46,609	$159,622

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2013, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 99% to 55% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 75% to 50% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2013, and December 31, 2012.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2013		December 31, 2012
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$553	$552	$201	$197
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,605	3,553	2,915	2,891
Agency pools and collateralized mortgage obligations	12,486	12,050	13,609	13,421
PLRMBS – publicly registered investment-grade-rated senior tranches	5	1	9	4
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	83	69	4	3
Term deposits with the Bank	1	1	2	2
Total	$16,733	$16,226	$16,740	$16,518

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

The Bank may require certain borrowers to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the borrower is a de novo institution (chartered within the last three years), an insurance company, or a CDFI; the Bank is concerned about the borrower’s creditworthiness; or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. With the exception of insurance companies and CDFIs, borrowers required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of September 30, 2013, 46% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 42% was pledged by 162 institutions under blanket lien with detailed reporting, and 12% was pledged by 100 institutions under blanket lien with summary reporting.

As of September 30, 2013, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2013, and December 31, 2012.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2013		December 31, 2012
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$97,173	$76,225	$101,327	$73,693
Second lien residential mortgage loans and home equity lines of credit	32,067	9,173	34,511	9,684
Multifamily mortgage loans	21,915	17,770	26,301	21,841
Commercial mortgage loans	45,183	31,201	44,801	31,139
Loan participations(1)	17,624	12,690	9,277	5,912
Small business, small farm, and small agribusiness loans	2,664	656	3,058	733
Other	136	95	579	102
Total	$216,762	$147,810	$219,854	$143,104

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2013, and December 31, 2012, the unpaid principal balance of these loans totaled $14 billion and $16 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2013
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D		Unrated	Total
Non-MBS
Certificates of deposit	$—	$1,021	$2,122	$—	$—	$—	$—	$—	$—	$—		$—	$3,143
Commercial paper	—	—	741	—	—	—	—	—	—	—	—	—	741
Housing finance agency bonds	—	—	124	317	—	—	—	—	—	—		—	441
GSEs:
FFCB bonds	—	3,193	—	—	—	—	—	—	—	—		—	3,193
Total non-MBS	—	4,214	2,987	317	—	—	—	—	—	—		—	7,518
MBS:
Other U.S. obligations:
Ginnie Mae	—	933	—	—	—	—	—	—	—	—		—	933
GSEs:
Freddie Mac	—	5,428	—	—	—	—	—	—	—	—		—	5,428
Fannie Mae	—	6,578	30	—	20	—	—	—	—	—		—	6,628
Total GSEs	—	12,006	30	—	20	—	—	—	—	—		—	12,056
PLRMBS:
Prime	—	—	2	526	569	405	316	—	204	138		2	2,162
Alt-A, option ARM	—	—	—	—	16	57	932	58	27	—		—	1,090
Alt-A, other	12	—	111	330	344	617	2,914	498	359	1,156		2	6,343
Total PLRMBS	12	—	113	856	929	1,079	4,162	556	590	1,294		4	9,595
Total MBS	12	12,939	143	856	949	1,079	4,162	556	590	1,294		4	22,584
Total securities	12	17,153	3,130	1,173	949	1,079	4,162	556	590	1,294		4	30,102
Federal funds sold(2)	—	3,879	4,050	41	—	—	—	—	—	—		—	7,970
Total investments	$12	$21,032	$7,180	$1,214	$949	$1,079	$4,162	$556	$590	$1,294		$4	$38,072

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

As of September 30, 2013, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 87% and 42%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2013, 41% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2013
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$1,121	$1,758	$41	$2,920
U.S. subsidiaries of foreign commercial banks	—	642	—	642
Total domestic and U.S. subsidiaries of foreign commercial banks	1,121	2,400	41	3,562
U.S. branches and agency offices of foreign commercial banks:
Australia	2,150	—	—	2,150
Canada	1,129	2,546	—	3,675
Japan	—	1,467	—	1,467
Netherlands	500	—	—	500
United Kingdom	—	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	3,779	4,513	—	8,292
Total unsecured credit exposure	$4,900	$6,913	$41	$11,854

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2013.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2013. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2013
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Due 91 Days Through 180 Days	Total
Domestic	$141	$415	$2,364	$—	$2,920
U.S. subsidiaries of foreign commercial banks	—	642	—	—	642
Total domestic and U.S. subsidiaries of foreign commercial banks	141	1,057	2,364	—	3,562
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,300	700	150	2,150
Canada	—	2,949	726	—	3,675
Japan	592	875	—	—	1,467
Netherlands	500	—	—	—	500
United Kingdom	500	—	—	—	500
Total U.S. branches and agency offices of foreign commercial banks	1,592	5,124	1,426	150	8,292
Total unsecured credit exposure	$1,733	$6,181	$3,790	$150	$11,854

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2013.

The Bank determined that, as of September 30, 2013, the de minimis gross unrealized losses on its certificates of deposit and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2013. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2013, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

At September 30, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $104 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2013, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At September 30, 2013, the Bank’s MBS portfolio was 269% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At September 30, 2013, PLRMBS representing 34% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2013, the Bank’s investment in MBS had gross unrealized losses totaling $593 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2013, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast, using whole percentages, with projected changes ranging from (5.0)% to 8.0% over the 12-month period beginning July 1, 2013. For the vast majority of markets, the short-term forecast had changes ranging from (1.0)% to 7.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was primarily based on a short-term housing price forecast that was decreased five percentage points, followed by a recovery path that was 33.0% lower than the base case.

The following table presents the ranges of the annualized projected home price recovery rates by month at September 30, 2013:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case Scenario

Months	September 30, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at September 30, 2013:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	1	$—	$—	3	$232	$(1)
Alt-A, option ARM	—	—	—	1	85	(2)
Alt-A, other	7	153	(3)	10	299	(6)
Total	8	$153	$(3)	14	$616	$(9)

(1)	Amounts are for the three months ended September 30, 2013.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$213	$—	$—	$—	$—	$213
2007	—	—	—	—	89	52	—	214	181	—	536
2006	—	—	—	—	72	—	—	41	—	—	113
2005	—	—	39	—	17	70	—	—	—	—	126
2004 and earlier	—	2	485	568	232	14	—	—	—	2	1,303
Total Prime	—	2	524	568	410	349	—	255	181	2	2,291
Alt-A, option ARM
2007	—	—	—	—	70	1,045	—	—	—	—	1,115
2006	—	—	—	—	—	195	—	—	—	—	195
2005	—	—	—	16	—	21	135	82	—	—	254
Total Alt-A, option ARM	—	—	—	16	70	1,261	135	82	—	—	1,564
Alt-A, other
2008	—	—	—	—	152	—	—	—	—	—	152
2007	—	—	—	—	106	969	—	240	606	—	1,921
2006	—	48	—	—	13	246	53	47	475	—	882
2005	—	24	—	—	203	2,013	551	158	402	—	3,351
2004 and earlier	12	37	330	342	171	126	—	—	—	2	1,020
Total Alt-A, other	12	109	330	342	645	3,354	604	445	1,483	2	7,326
Total par amount	$12	$111	$854	$926	$1,125	$4,964	$739	$782	$1,664	$4	$11,181

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$191	$—	$—	$—	$191
2007	—	—	—	18	52	—	214	181	465
2006	—	—	—	6	—	—	41	—	47
2005	—	—	—	16	24	—	—	—	40
2004 and earlier	—	—	—	76	13	—	—	—	89
Total Prime	—	—	—	116	280	—	255	181	832
Alt-A, option ARM
2007	—	—	—	70	1,045	—	—	—	1,115
2006	—	—	—	—	195	—	—	—	195
2005	—	—	—	—	21	135	82	—	238
Total Alt-A, option ARM	—	—	—	70	1,261	135	82	—	1,548
Alt-A, other
2008	—	—	—	152	—	—	—	—	152
2007	—	—	—	—	969	—	240	606	1,815
2006	48	—	—	13	246	53	47	475	882
2005	—	—	—	189	2,013	551	158	402	3,313
2004 and earlier	—	69	99	98	92	—	—	—	358
Total Alt-A, other	48	69	99	452	3,320	604	445	1,483	6,520
Total par amount	$48	$69	$99	$638	$4,861	$739	$782	$1,664	$8,900

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2013
				For the Nine Months Ended September 30, 2013			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$184	$1	$189	$—	$—	$—	19.49%	30.00%	17.99%
2007	442	20	429	—	—	—	16.90	22.53	6.26
2006	102	1	107	(1)	—	(1)	16.07	12.07	5.73
2005	124	4	122	—	—	—	11.88	11.71	14.44
2004 and earlier	1,303	31	1,274	—	—	—	8.06	4.43	10.89
Total Prime	2,155	57	2,121	(1)	—	(1)	11.79	11.82	10.41
Alt-A, option ARM
2007	920	93	833	—	—	—	34.13	44.15	23.64
2006	138	12	137	—	—	—	31.60	44.85	16.62
2005	105	7	118	(3)	3	—	26.51	22.80	9.46
Total Alt-A, option ARM	1,163	112	1,088	(3)	3	—	32.57	40.76	20.46
Alt-A, other
2008	149	9	141	—	—	—	15.77	31.80	25.37
2007	1,658	104	1,598	(7)	3	(4)	26.49	26.91	14.33
2006	664	4	724	—	—	—	24.91	18.50	3.61
2005	3,047	198	2,880	(1)	—	(1)	17.01	13.93	8.16
2004 and earlier	1,021	34	995	(1)	1	—	11.89	8.05	16.06
Total Alt-A, other	6,539	349	6,338	(9)	4	(5)	19.71	17.44	10.69
Total	$9,857	$518	$9,547	$(13)	$7	$(6)	19.89%	19.55%	12.00%
The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2013.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2013
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	11.9	19.7	35.9	21.2
2007	9.2	5.2	33.9	9.9
2006	10.7	17.9	37.0	12.8
2005	13.7	6.2	32.1	12.2
2004 and earlier	14.9	5.1	33.2	10.3
Total Prime	13.7	9.0	34.0	12.7
Alt-A, option ARM
2007	4.9	53.7	47.0	24.0
2006	4.3	56.5	45.2	16.8
2005	5.7	36.9	39.8	9.9
Total Alt-A, option ARM	5.0	51.3	45.6	20.8
Alt-A, other
2007	10.7	35.0	43.4	9.6
2006	9.1	32.3	45.6	10.9
2005	9.8	20.0	43.4	8.5
2004 and earlier	12.8	13.7	34.3	16.0
Total Alt-A, other	10.3	24.7	42.5	10.2
Total	10.1	25.9	41.5	12.1

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at September 30, 2013, and December 31, 2012.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	September 30, 2013			December 31, 2012
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$320	$1,971	$2,291	$415	$2,308	$2,723
Alt-A, option ARM	—	1,564	1,564	—	1,682	1,682
Alt-A, other	2,834	4,492	7,326	3,354	4,951	8,305
Total	$3,154	$8,027	$11,181	$3,769	$8,941	$12,710

The following table presents PLRMBS in a loss position at September 30, 2013.

PLRMBS in a Loss Position at September 30, 2013

(Dollars in millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$1,651	$1,589	$1,576	$57	10.92%	—%
Alt-A, option ARM	1,124	953	843	112	32.45	—
Alt-A, other	4,841	4,498	4,180	349	18.62	0.25
Total	$7,616	$7,040	$6,599	$518	18.99%	0.16%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Prime
2008	88.46%	89.37%	91.15%	87.39%	84.49%
2007	80.06	79.45	79.37	76.94	74.39
2006	93.71	93.93	93.83	94.48	94.76
2005	96.88	96.67	95.97	95.48	92.84
2004 and earlier	97.81	97.47	98.51	97.48	95.92
Weighted average of all Prime	92.53	92.35	93.04	91.62	89.83
Alt-A, option ARM
2007	74.73	74.94	72.20	67.50	64.29
2006	70.78	72.28	72.26	64.97	59.91
2005	46.38	45.14	40.21	36.11	35.79
Weighted average of all Alt-A, option ARM	69.63	69.73	66.94	62.02	59.07
Alt-A, other
2008	92.58	91.14	91.06	87.38	86.58
2007	83.24	82.39	81.82	79.38	78.02
2006	82.12	80.48	80.43	76.66	74.74
2005	85.94	85.45	85.30	82.57	80.25
2004 and earlier	97.47	96.88	97.18	95.68	93.88
Weighted average of all Alt-A, other	86.52	85.77	85.60	82.96	81.04
Weighted average of all PLRMBS	85.39%	84.95%	84.67%	82.05%	80.07%

The Bank determined that, as of September 30, 2013, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2013, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2013. Additional future credit-related OTTI charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for bilateral derivatives credit exposure. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (i.e., clearing agent) with a derivative clearing organization (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

The Bank is subject to the risk of potential non-performance by the counterparties to derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of September 30, 2013.

Cleared Derivatives. The Bank is subject to nonperformance by the derivative clearing organization(s) (clearinghouse(s)) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2013.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$1,297	$2	$—	$(2)	$—
A	18,801	437	(350)	(84)	3
Cleared derivatives(2)	9,235	—	6	—	6
Liability positions with credit exposure:
Cleared derivatives(2)	12,305	$(1)	$13	$—	$12
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	41,638	$438	$(331)	$(86)	$21
Derivative positions without credit exposure	42,770
Total notional	$84,408

December 31, 2012
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Nonmember counterparties
Asset positions with credit exposure:
AA	$1,473	$3	$—	$(3)	$—
A	55,506	616	(90)	(522)	4
Total derivative positions with nonmember counterparties to which the Bank had credit exposure	56,979	$619	$(90)	$(525)	$4
Derivative positions without credit exposure	33,437
Total notional	$90,416

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2013 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2012 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Final Rule on Stress Testing. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On September 20, 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule, with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (ABS) sponsors to retain a minimum of 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. The Bank is currently assessing the impact of this proposed rule and has not yet determined the effect, if any, that this rule, if adopted, may have on the Bank’s operations.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued a proposed rule with a comment deadline of January 31, 2014, for a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank System consolidated obligations would be categorized as Level 2A HQLAs. At this time, the impact of this rule (if adopted) on FHLBank System consolidated obligations is uncertain.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $720.7 billion at September 30, 2013, and $687.9 billion at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $77.4 billion at September 30, 2013, and $74.5 billion at December 31, 2012. At September 30, 2013, the Bank had no commitments to participate in the issuance of consolidated obligations. At December 31, 2012, the Bank had committed to the issuance of $635 million in consolidated obligations, $500 million of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2012 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2013, the Bank had $7 million in advance commitments and $3.4 billion in standby letters of credit outstanding. At December 31, 2012, the Bank had $21 million in advance commitments and $3.4 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis at September 30, 2013, and December 31, 2012, respectively. The estimated fair value of the letters of credit was $12 million and $13 million at September 30, 2013, and at December 31, 2012, respectively.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of September 30, 2013.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2013	December 31, 2012
+200 basis-point change above current rates	–3.4%	–0.7%
+100 basis-point change above current rates	–1.4	+0.1
–100 basis-point change below current rates(2)	+0.8	+2.6
–200 basis-point change below current rates(2)	+2.4	+4.9

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2013, show greater adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The change in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of September 30, 2013, were 1 basis point lower for the 1-year term, 70 basis points higher for the 5-year term, and 96 basis points higher for the 10-year term. The increase in intermediate and long-term interest rates primarily resulted in a decrease in sensitivity in the declining rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of September 30, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2013, show greater adverse sensitivity in the rising rate scenarios and a minor change in sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The increase in sensitivity in the rising rate scenarios is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2013	December 31, 2012
+200 basis-point change above current rates	–3.2%	–0.8%
+100 basis-point change above current rates	–1.2	+0.2
–100 basis-point change below current rates(2)	–0.1	+0.0
–200 basis-point change below current rates(2)	+0.1	–0.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at September 30, 2013, and negative one month at December 31, 2012. The increase in duration is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios.

Total Bank Duration Gap Analysis

	September 30, 2013		December 31, 2012
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$87,661	11	$86,421	8
Liabilities	82,038	10	80,808	9
Net	$5,623	1	$5,613	(1)

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of September 30, 2013, increased relative to the duration gap as of December 31, 2012. Since duration gap is a measure of market value sensitivity, the impact of large embedded mortgage liquidity spreads on duration gap is the same as described in the analysis in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank’s intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2013, and December 31, 2012.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2013	December 31, 2012
+200 basis-point change	–1.7%	+1.1%
+100 basis-point change	–0.7	+0.9
–100 basis-point change(2)	+0.2	+1.0
–200 basis-point change(2)	+1.2	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2013, generally show a shift to adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The change in sensitivity is primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of September 30, 2013, were 1 basis point lower for the 1-year term, 70 basis points higher for the 5-year term, and 96 basis points higher for the 10-year term relative to December 31, 2012. The increase in intermediate and long-term interest rates primarily resulted in a decrease in sensitivity in the declining rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of September 30, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2013, and December 31, 2012. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2013, show greater adverse sensitivity in rising rate scenarios and lower adverse sensitivity in declining rate scenarios compared with the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the implementation of an upgrade to the Bank’s third-party prepayment model. The upgrade resulted in slower prepayment projections across all interest rate scenarios. LIBOR interest rates as of September 30, 2013, were 1 basis point lower for the 1-year term, 70 basis points higher for the 5-year term, and 96 basis points higher for the 10-year term relative to December 31, 2012. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2013	December 31, 2012
+200 basis-point change above current rates	–1.7%	+0.8%
+100 basis-point change above current rates	–0.6	+0.9
–100 basis-point change below current rates(2)	–0.6	–1.3
–200 basis-point change below current rates(2)	–0.9	–2.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2013, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank's PLRMBS litigation is now in the discovery phase, and a trial has been scheduled for September 2, 2014.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2013, and December 31, 2012; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iv) Statements of Capital Accounts for the Nine Months Ended September 30, 2013 and 2012; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2013.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)