Form 10-K
period 2013-12-31
Federal Home Loan Bank of San Francisco
filed 2014-03-14
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $7,248 million. At February 28, 2014, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 56,493,427.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2013 Annual Report on Form 10-K

PART I. FINANCIAL INFORMATION

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

Our members may include federally insured and regulated financial depositories and regulated insurance companies that are engaged in residential housing finance, and community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department. Financial depositories include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from less than $7 million to over $105 billion in assets.

Our primary business is providing competitively priced, collateralized loans, known as advances, to our members and certain qualifying housing associates. Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability.

As of December 31, 2013, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	214	$2,438	103	$29,925
Savings institutions	16	364	10	5,659
Credit unions	110	585	37	3,710
Industrial loan companies	5	35	5	687
Insurance companies	5	36	1	97
Community development financial institutions	4	2	2	30
Total member institutions	354	3,460	158	40,108
Housing associates eligible to borrow	1	—	—	—
Other nonmember institutions(1)	44	2,071	9	4,079
Total	399	$5,531	167	$44,187

(1)
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

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks' Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks' consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a stable outlook by Standard & Poor's Rating Services (Standard & Poor's) and because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below-market-rate loans that support members' involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide a return on the private capital provided by our members through their investment in the Bank's capital stock. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank's capital stock.

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

We also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times capital. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. These mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, the PLRMBS we hold have increased our credit risk exposure and resulted in credit-related other-than-temporary impairment (OTTI) charges on certain PLRMBS since the fourth quarter of 2008. Because of these OTTI charges and the potential for future OTTI charges, these PLRMBS had a substantial negative impact on the amount of dividends paid and excess capital stock repurchased from 2009 through 2012.

Additional information about our investments and the OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The Bank's business model, approved by our Board of Directors, is intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank capital stock. We seek to keep advances prices low, and we assess the effectiveness of our low-price strategy by comparing the cost of Bank advances with the cost of other wholesale funding alternatives. We also strive to pay members a reasonable return on their investment in the Bank's capital stock. Throughout 2013, the Bank continued to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and it shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and, until 2009, paying market-rate dividends, despite significant fluctuations in total assets, liabilities, and capital over the years. As a result of consistent improvement in our earnings during 2012 and 2013, general improvement in the external environment, and the significant level of our retained earnings, we increased our dividends in 2013. We maintained our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) totaling $316 million and $98 million in 2013 and 2012, respectively, repurchasing $3.0 billion and $2.1 billion in excess capital stock in 2013 and 2012, respectively, and redeeming $502 million and $43 million in mandatorily redeemable capital stock during 2013 and 2012, respectively. Total excess capital stock was $2.4 billion and $5.5 billion as of December 31, 2013 and 2012, respectively.

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

Our credit products also help members with their asset-liability management. Members can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member's option and advances with embedded option features (such as caps, floors, corridors, and collars), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with interest rate caps in the member's portfolio.

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

For each customized advance, we typically execute a derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2013, customized advances represented 16% of total advances outstanding.

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

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2013 was $1,095 million.

Pursuant to our lending agreements with our borrowers, we limit extensions of credit to individual borrowers to a percentage of the market value or unpaid principal balance of the borrower’s pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the charter type of the member, the collateral type, the value assigned to the collateral, the results of our collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the member's financial strength and condition, and any member-specific collateral risks. Under the terms of our lending agreements, the aggregate borrowing capacity of a borrower’s pledged eligible collateral must meet or exceed the total amount of the borrower’s outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. We monitor each borrower’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the institution's borrowing capacity to its obligations to us.

In addition, the total amount of advances made available to each member or housing associate may be limited by the financing availability assigned by the Bank, which is generally expressed as a percentage of the member’s or housing associate’s assets. The amount of financing availability is generally determined by the creditworthiness of the member or housing associate.

Throughout 2013, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive, and periodically adjusted the maximum borrowing capacity of certain collateral types. When necessary, we required additional collateral to fully secure advances.

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

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which enables us to be financially indifferent to the prepayment of the advance. In 2013, 2012, and 2011, the net prepayment fees/(credits) realized in connection with prepaid advances, including advances with partial prepayment symmetry, were $5 million, $65 million, and $17 million, respectively.

At December 31, 2013, we had a concentration of advances totaling $28.3 billion outstanding to our top five borrowers and their affiliates, representing 64% of total advances outstanding. Advances held by these institutions generated approximately $240 million, or 51%, of advances interest income excluding the impact of interest rate exchange agreements in 2013. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Standby Letters of Credit. We provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired. As of December 31, 2013, we had $3.6 billion in standby letters of credit outstanding.

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

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advances price levels. Our investments also include bonds issued by the Federal Farm Credit Banks, all of which are rated Aaa/(P)P-1 by Moody’s and AA+/A-1+ by Standard & Poor’s. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

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

Mortgage Loans. On October 2, 2013, we announced that we are renewing the Bank’s participation in the
Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) In 2014, we plan to begin purchasing conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for our own portfolio under the MPF Original and MPF Government products. We also plan to facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)
We plan to begin with a small number of participating members, then add other members that are active mortgage originators and servicers later in 2014 or in 2015. We previously purchased conventional conforming fixed rate residential mortgage loans from participating members from May 2002 to October 2006. Renewing our participation in the MPF Program will allow us to further serve the needs of our members by offering them a price-competitive alternative secondary market channel for their mortgage originations. It will also allow us to increase our core mission assets and offer a new tool, through the MPF Government product, to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year's income for the AHP, to be awarded in the following year. Since 1990, we have awarded $796 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 112,000 affordable homes.

We allocate at least 65% of our annual AHP subsidy to our competitive AHP, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in an annual competitive process. All subsidies for the competitive AHP are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.

We allocate the remainder of our annual AHP subsidy, up to 35%, to our two homeownership set-aside programs, the Individual Development and Empowerment Account Program and the Workforce Initiative Subsidy for Homeownership Program. Under these programs, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our board of directors, provide early-stage funding for targeted economic development projects and non-AHP-eligible affordable housing initiatives that create or preserve jobs, facilitate improvements to public or private infrastructure, or deliver social services, training or education programs, or other services and programs that benefit lower-income neighborhoods. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the application. In 2013, the Bank awarded $1 million in AHEAD Program grants.

Discounted Credit Programs. We offer members two discounted credit programs available in the form of advances and standby letters of credit. Members may use the Community Investment Program to fund mortgages for low- and moderate-income households, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing for low- and moderate-income families. Members may use the Advances for Community Enterprise (ACE) Program to fund projects and activities that create or retain jobs or provide services or other benefits for low- and moderate-income people and communities. Members may also use ACE Program funds to support eligible community lending and economic development, including small business, community facilities, and public works projects.

In addition, we offer members a discounted credit program available only in the form of advances. Members may use the Homeownership Preservation Advance Program to modify or refinance mortgage loans to low- and moderate-income homeowners who may be at risk of losing their primary residence because of delinquency or default on their mortgage loan.

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of all 12 FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2013, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank's status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks' consolidated obligations as similar to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2013, Standard & Poor's rated the FHLBanks' consolidated obligations AA+/A-1+ with a stable outlook, and Moody's rated them Aaa/P-1 with a stable outlook. As of December 31, 2013, Standard & Poor's assigned a long-term credit rating of AA with a stable outlook to the FHLBank of Seattle and of AA+ with a stable outlook to the other 11 FHLBanks, including the Bank, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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

Debt Investor Base. The FHLBanks' consolidated obligations have traditionally had a diversified funding base of domestic and foreign investors. Purchasers of the FHLBanks' consolidated obligations include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. These purchasers are also diversified geographically, with a significant portion of investors historically located in the United States, Europe, and Asia.

Segment Information

We use an analysis of the Bank's financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charges on our PLRMBS or other expenses and assessments, is not included in the segment reporting analysis, but is incorporated into our overall assessment of financial performance.

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

The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and the related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

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

We measure the Bank's market risk at the enterprise level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities, net of the related derivatives), which was one month at December 31, 2013. This low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

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

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. Two of the five institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2013, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. For further information about these institutions, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, ability to fund advances through the issuance of consolidated obligations at competitive rates, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members' specific requests on a timely basis, dividends, retained earnings policy, excess capital stock repurchase policies, and capital stock requirements.

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

The Finance Agency has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to obtain a cease and desist order, or a temporary cease and desist order, to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to issue civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the Finance Agency to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations.

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

By letter dated December 19, 2013, the Acting Director of the Finance Agency notified the Bank that, based on September 30, 2013, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

The Housing Act and Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, capital stock dividends, capital stock repurchases, or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized or would be reclassified to a lower capital classification, or if such distribution violates any statutory or regulatory restriction, and in the case of a significantly undercapitalized FHLBank, an FHLBank may not make any capital distribution without approval from the Director of the Finance Agency.

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

The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivatives trading pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks are subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules affect Bank derivative transactions that are mandatorily cleared through a central clearing house and those that will be required to be executed on a swap execution facility, as well as those that remain uncleared, bilateral, over-the-counter trades.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to determine the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the relevant FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

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

Available Information

The SEC maintains a website at www.sec.gov that contains all electronically filed or furnished SEC reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments. On our website at www.fhlbsf.com, we provide a link to the page on the SEC website that lists all of these reports. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. (Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330.) In addition, we provide direct links from our website to our annual report on Form 10-K and our quarterly reports on Form 10-Q on the SEC website as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC. (Note: The website addresses of the SEC and the Bank have been included as inactive textual references only. Information on those websites is not part of this report.)

Employees

We had 262 employees at December 31, 2013. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Economic weakness, including a slow economic recovery in the housing and mortgage markets, has adversely affected and could continue to affect the business of many of our members and our business and results of operations.

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Slow economic recovery of the U.S. economy continues to have an impact on the business of many Bank members as well as the Bank’s business and results of operations. There continue to be challenges to the ongoing recovery because of uncertainty about the U.S. fiscal situation, including ongoing sequester-related fiscal tightening, the ongoing U.S. debt ceiling debate, the timing of reduction in quantitative easing by the Federal Reserve, and the possibility that global economic growth may be slower than currently anticipated. If these conditions remain unchanged or deteriorate, the Bank’s business and results of operations could be adversely affected.

In 2013, the adverse trends that the U.S. housing market experienced during the financial crisis continued to reverse, as demonstrated by the level of home price appreciation and lower delinquency rates. If this recovery is not sustained and adverse trends reappear in the mortgage lending sector, including declines in home prices or loan performance trends, a reduction could occur in the value of collateral pledged to the Bank to secure member credit and in the fair value of the Bank’s mortgage-backed securities (MBS) investments.

Adverse economic conditions may contribute to further deterioration in the credit quality of our MBS and mortgage loan portfolios and could continue to have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2008 and continuing through 2011, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates, which contributed to high delinquency rates on the mortgage loans underlying our PLRMBS portfolio. Credit-related OTTI charges on certain of our PLRMBS adversely affected our earnings as a result of these conditions. These adverse trends began to reverse in 2012, relative to 2011 and 2010, and in 2013, the U.S. housing markets and housing prices continued to improve in many regions of the country. If the recovery is not sustained and adverse trends reappear, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, economic deterioration, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Loan servicing and modification programs or legal actions could adversely affect the value of our MBS.

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

Adverse conditions in the housing and mortgage markets could result in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our borrowers, and cause the insolvency, receivership, closure, or acquisition of a number of financial institutions. While market conditions continued to improve in 2013, we continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should the economic recovery stall or reverse course.

Ongoing weaknesses in the housing and mortgage markets may continue to undermine the need for wholesale funding and have a negative impact on the demand for advances.

While the housing and mortgage markets continued to recover in 2013 in terms of sales and financing activity, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production resulted in low levels of residential portfolio lending activity for some members, which reduced the need for wholesale mortgage funding. Continuation of these trends could result in a further decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide a reasonable return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank's capital stock. Our business model and financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and paying acceptable dividend rates during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital. From 2009 to 2012, however, we paid relatively low dividend rates and repurchased a limited amount of excess capital stock in order to preserve capital in view of the possibility of future OTTI charges. Although the Bank paid higher dividends in 2013, the risk of additional OTTI charges in future quarters may limit dividend payments and may further limit the repurchase of excess capital stock in future quarters. Further limitations on the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a stable outlook by Standard & Poor's Rating Services (Standard & Poor's). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayment risks, which are the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.

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

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Our financial strategies are highly dependent on our ability to enter into derivatives transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have a long-term credit rating of Aaa with a stable outlook from Moody's and AA+ with a stable outlook from Standard & Poor's. All of our derivative counterparties or guarantors currently have investment grade long-term credit ratings from Moody's and Standard & Poor's. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We have a high concentration of advances and capital with five institutions and their affiliates. Four of the five institutions increased their borrowings from the Bank during 2013. All of the institutions may prepay or repay advances as they come due. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a significant reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the excess capital stock, at the Bank’s discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank’s net income.

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

If members continue to experience high levels of liquidity, we could potentially experience significant decreases in advances as a result of reduced use of Bank advances by the Bank’s largest members. Also, nonmembers (including former members and member successors) are not eligible to borrow new advances from the Bank or renew existing advances as they mature. Although the Bank’s business model is designed to enable us to safely expand and contract our assets, liabilities, and capital as our members’ credit needs change, a prolonged material decline in advances could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

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

To build retained earnings, we paid relatively low dividend rates in 2010, 2011, and 2012. If we determine that we need to further build retained earnings, we may pay relatively low dividend rates or no dividends. We are permitted to pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the level of dividends that we may be willing or able to pay.

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

Changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorships and the continued support of the Senior Preferred Stock Purchase Agreements with the U.S. Treasury may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on all GSE debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher spreads relative to Treasury yields on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, an increase in the cost of issuing consolidated obligations could reduce our net interest spread (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the pricing of our advances to avoid a decrease in the net interest spread, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In addition, an increase in the cost of issuing consolidated obligations could reduce our net interest spread on other interest-earning assets. As a result, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 108,147 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 9,346 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and other Countrywide entities that are defendants in the Bank's PLRMBS litigation. On January 28, 2014, the parties stipulated to and the Court ordered a stay of the Bank's claim against BAC until November 30, 2014.

JPMorgan Bank and Trust Company, a member of the Bank, and JPMorgan Chase Bank, National Association, a nonmember borrower of the Bank, are not defendants in these actions, but are affiliated with the Bear Stearns Defendants and the WaMu Defendants.

Bank of America California, N.A., a member of the Bank, is not a defendant in these actions, but is affiliated with Countrywide, Merrill Lynch, the Banc of America Defendants, CWALT, and CFC.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies). There is no established marketplace for the Bank's capital stock. The Bank's capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank's capital plan, may be redeemed at par value, $100 per share, upon five years' notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required capital stock holdings at its discretion at any time. The information regarding the Bank's capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.” At February 28, 2014, the Bank had 35.8 million shares of Class B stock held by 349 members and 20.7 million shares of Class B stock held by 44 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

The Bank's dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below.

	2013			2012
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$25	$26	2.30%	$6	$7	0.48%
Second quarter	35	36	3.38	6	7	0.51
Third quarter	49	47	5.14	5	6	0.47
Fourth quarter	52	46	5.65	30	31	2.51

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the $100 per share par value.

Additional information regarding the Bank's dividends is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2013 to 2012 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2013	2012	2011	2010	2009
Selected Balance Sheet Items at Yearend
Total Assets	$85,774	$86,421	$113,552	$152,423	$192,862
Advances	44,395	43,750	68,164	95,599	133,559
Mortgage Loans Held for Portfolio, Net	905	1,289	1,829	2,381	3,037
Investments(1)	35,260	40,528	39,368	52,582	47,006
Consolidated Obligations:(2)
Bonds	53,207	70,310	83,350	121,120	162,053
Discount Notes	24,194	5,209	19,152	19,527	18,246
Mandatorily Redeemable Capital Stock(3)	2,071	4,343	5,578	3,749	4,843
Capital Stock —Class B —Putable(3)	3,460	4,160	4,795	8,282	8,575
Unrestricted Retained Earnings	317	246	—	—	—
Restricted Retained Earnings	2,077	2,001	1,803	1,609	1,239
Accumulated Other Comprehensive Income/(Loss)	(145)	(794)	(1,893)	(2,943)	(3,584)
Total Capital	5,709	5,613	4,705	6,948	6,230
Selected Operating Results for the Year
Net Interest Income	$482	$848	$1,033	$1,296	$1,782
Provision for/(Reversal of) Credit Losses on Mortgage Loans	(1)	(1)	4	2	1
Other Income/(Loss)	5	(164)	(645)	(604)	(948)
Other Expense	128	134	126	145	132
Assessments	52	60	42	146	186
Net Income/(Loss)	$308	$491	$216	$399	$515
Selected Other Data for the Year
Net Interest Margin(4)	0.56%	0.84%	0.74%	0.79%	0.73%
Operating Expenses as a Percent of Average Assets	0.13	0.11	0.08	0.07	0.04
Return on Average Assets	0.35	0.48	0.15	0.24	0.21
Return on Average Equity	5.36	9.44	3.43	6.13	5.83
Annualized Dividend Rate	3.99	0.97	0.29	0.34	0.21
Dividend Payout Ratio(5)	52.29	9.41	10.16	7.31	4.17
Average Equity to Average Assets Ratio	6.55	5.09	4.49	3.98	3.57
Selected Other Data at Yearend
Regulatory Capital Ratio(6)	9.24	12.44	10.72	8.95	7.60
Duration Gap (in months)	1	(1)	2	1	4

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2013	$766,837
2012	687,902
2011	691,868
2010	796,374
2009	930,617

(3)
Citibank, N.A., became ineligible for membership when it became a member of another FHLBank in connection with a merger with an affiliate outside of the Bank's district in 2011. The Bank reclassified $3,165 of capital stock from Class B stock to mandatorily redeemable capital stock (a liability) as a result of this membership termination.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

(5)	This ratio is calculated as dividends per share divided by net income per share.

(6)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings and Class B stock, which includes mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income.

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

•	designation of the Bank for Federal Reserve Board supervision by the Financial Stability Oversight Council;

•	technological changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	changes in the FHLBanks’ long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors.”

Overview

The United States economy continued to strengthen slowly during 2013. Manufacturing output improved, as did business investment and construction, while the creation of new jobs continued at about the same rate as during 2012. The decline in the unemployment rate at yearend, however, was primarily the result of reduced labor force participation. Inflation remained low, although mortgage rates bottomed out and began to increase during the second half of the year. Federal budget actions, which resulted in the partial shutdown of the federal government in October, were a source of uncertainty that negatively affected consumer confidence. The Federal Reserve announced in December that it would begin to reduce its asset purchase programs, increasing expectations for higher interest rates.

The pace of mortgage loan originations and home sales slowed somewhat during the year, weighed down by rising mortgage rates and low inventories of houses for sale. Refinancing activity dropped sharply because of interest rate increases, but investor activity was strong enough to push home prices up sharply in many local areas. Rising home values facilitated the ongoing decline in foreclosures. New home construction gained momentum, but was still low by historical standards. While home mortgage lending remained sluggish, some members of the Federal Home Loan Bank of San Francisco made more commercial real estate and multifamily loans, as well as commercial and industrial loans, and many increased their use of advances during the year.

Net income for 2013 was $308 million, compared with net income of $491 million for 2012. The decrease in net income for 2013 reflected a decrease in net interest income, partially offset by an improvement in other income/(loss). Net interest income decreased to $482 million for 2013 from $848 million for 2012. This decrease was primarily due to lower average balances of advances, mortgage-backed securities (MBS), and mortgage loans; to a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment; and to an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense. The increase in dividends on mandatorily redeemable capital stock accounted for $104 million, or 28%, of the decline in net interest income.

Total other income/(loss) for 2013 was income of $5 million, compared with a loss of $164 million for 2012. Other income for 2013 primarily reflected a credit-related other-than-temporary impairment (OTTI) charge of $7 million on certain private-label residential mortgage-backed securities (PLRMBS), compared with a charge of $44 million for 2012; a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $29 million, compared with a net loss of $117 million for 2012; and net interest income on derivative instruments used in economic hedges of $34 million, compared with net interest expense of $10 million for 2012, which was generally offset by net interest expense/income on the economically hedged assets and liabilities.

During 2013, total assets decreased $0.6 billion, or 1%, to $85.8 billion at December 31, 2013, from $86.4 billion at December 31, 2012. Cash and due from banks increased $4.8 billion during the period, while investments decreased $5.3 billion, or 13%, to $35.3 billion at December 31, 2013, from $40.5 billion at December 31, 2012. In addition, advances increased $0.6 billion, or 1%, to $44.4 billion at December 31, 2013, from $43.8 billion at December 31, 2012. On a par value basis, members increased their advances by $9.0 billion in 2013, while advances outstanding to former members and member successors decreased by $8.0 billion. In total, 83 members increased their use of advances during 2013, while 74 institutions reduced their advances borrowings.

Accumulated other comprehensive loss declined $649 million during 2013, to $145 million at December 31, 2013, from $794 million at December 31, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

Additional information about investments and OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary

Impairment Analysis.” Additional information about the Bank’s PLRMBS is also provided in “Part I. Item 3. Legal Proceedings.”

On February 20, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2013 at an annualized rate of 6.67%. The dividend will total $98 million, including $39 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2014. The Bank recorded the dividend on February 20, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 20, 2014. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2013, the Bank’s excess capital stock totaled $2.4 billion, or 2.85% of total assets.

As of December 31, 2013, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 9.2%, exceeding the 4.0% requirement. The Bank had $7.9 billion in permanent capital, exceeding its risk-based capital requirement of $3.9 billion. Total retained earnings were $2.4 billion as of December 31, 2013.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on March 21, 2014. This repurchase, combined with the estimated redemption of up to $7 million in mandatorily redeemable capital stock during the first quarter of 2014 will reduce the Bank’s excess capital stock by up to $757 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock in future quarters.

Results of Operations

Comparison of 2013 to 2012

Net Interest Income. The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2013 and 2012, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$54	$—	0.04%	$12	$—	0.12%
Securities purchased under agreements to resell	1,315	1	0.10	2,805	5	0.17
Federal funds sold	10,146	15	0.15	7,827	12	0.16
Trading securities:
MBS	14	—	1.66	17	—	1.80
Other investments	3,284	7	0.21	3,270	22	0.66
Available-for-sale (AFS) securities:(1)
MBS (2)	7,692	276	3.59	8,912	314	3.52
Other investments	—	—	—	792	3	0.47
Held-to-maturity (HTM) securities:(1)
MBS	14,818	386	2.60	15,680	467	2.97
Other investments	2,462	6	0.22	3,916	9	0.24
Mortgage loans held for portfolio	1,080	50	4.63	1,556	77	4.99
Advances(3)	45,854	345	0.75	56,767	585	1.03
Loans to other FHLBanks	8	—	0.07	3	—	0.12
Total interest-earning assets	86,727	1,086	1.25	101,557	1,494	1.47
Other assets(4)(5)	1,050	—	—	555	—	—
Total Assets	$87,777	$1,086	1.24%	$102,112	$1,494	1.46%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$60,913	$432	0.71%	$73,997	$574	0.78%
Discount notes	16,325	17	0.10	16,184	21	0.13
Deposits	262	—	0.14	627	—	0.02
Mandatorily redeemable capital stock	3,376	155	4.59	5,035	51	1.01
Other borrowings	26	—	0.08	8	—	0.14
Total interest-bearing liabilities	80,902	604	0.75	95,851	646	0.67
Other liabilities(4)	1,122	—	—	1,061	—	—
Total Liabilities	82,024	604	0.74	96,912	646	0.67
Total Capital	5,753	—	—	5,200	—	—
Total Liabilities and Capital	$87,777	$604	0.69%	$102,112	$646	0.63%
Net Interest Income		$482			$848
Net Interest Spread(6)			0.50%			0.80%
Net Interest Margin(7)			0.56%			0.84%
Interest-earning Assets/Interest-bearing Liabilities	107.20%			105.95%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on AFS securities includes accretion of yield adjustments from significant increases in expected cash flows on other-than-temporarily impaired PLRMBS totaling $26 and $9 for 2013 and 2012, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2013			2012
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(7)	$(126)	$(133)	$(16)	$(143)	$(159)
Consolidated obligation bonds	47	366	413	61	519	580

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in 2013 was $482 million, a 43% decrease from $848 million in 2012. The following table details the changes in interest income and interest expense for 2013 compared to 2012. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2013 Compared to 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(4)	$(2)	$(2)
Federal funds sold	3	4	(1)
Trading securities: Other investments	(15)	—	(15)
AFS securities:
MBS	(38)	(44)	6
Other investments	(3)	(3)	—
HTM securities:
MBS	(81)	(25)	(56)
Other investments	(3)	(2)	(1)
Mortgage loans held for portfolio	(27)	(22)	(5)
Advances(2)	(240)	(100)	(140)
Total interest-earning assets	(408)	(194)	(214)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(142)	(96)	(46)
Discount notes	(4)	—	(4)
Mandatorily redeemable capital stock	104	(22)	126
Total interest-bearing liabilities	(42)	(118)	76
Net interest income	$(366)	$(76)	$(290)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $5 million in 2013 compared to $65 million in 2012.

The net interest margin was 56 basis points for 2013, 28 basis points lower than the net interest margin for 2012, which was 84 basis points. The net interest spread was 50 basis points for 2013, 30 basis points lower than the net interest spread for 2012, which was 80 basis points. These decreases were primarily due to the increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and to the decline in earnings on invested capital.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2013 and 2012.

Other Income/(Loss)

(In millions)	2013	2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$2	$(11)
Total OTTI loss	(14)	(55)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	7	11
Net OTTI loss, credit-related	(7)	(44)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(23)	(15)
Net gain/(loss) on derivatives and hedging activities	26	(101)
Other	7	7
Total Other Income/(Loss)	$5	$(164)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $2 million and $(10) million in 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $7 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analyses for each quarter in 2013. The following table presents the net OTTI loss for the years ended December 31, 2013 and 2012.

Net Other-Than-Temporary Impairment Loss

	2013			2012
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$(2)	$1	$(1)	$(3)	$1	$(2)
Alt-A, option ARM	(3)	3	—	(6)	(2)	(8)
Alt-A, other	(9)	3	(6)	(46)	12	(34)
Total	$(14)	$7	$(7)	$(55)	$11	$(44)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$(4)	$4	$—	$(25)	$25	$—
Securities previously impaired prior to current period(1)	(10)	3	(7)	(30)	(14)	(44)
Total	$(14)	$7	$(7)	$(55)	$11	$(44)

(1)
For the year ended December 31, 2013, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the year ended December 31, 2012, “securities previously impaired prior to current year” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2013 and 2012.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2013	2012
Advances	$(169)	$(22)
Consolidated obligation bonds	146	7
Total	$(23)	$(15)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

The unrealized net fair value gains/(losses) on advances and on consolidated obligation bonds were primarily driven by the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 20 – Fair Value.”

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2013 and 2012.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2013 Compared to 2012

(In millions)	2013				2012
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$156	$(114)	$42	$—	$(10)	$(127)	$(137)
Not elected for fair value option	3	17	(16)	4	—	11	(20)	(9)
Consolidated obligation bonds:
Elected for fair value option	—	(100)	66	(34)	—	37	37	74
Not elected for fair value option	(5)	(113)	120	2	(19)	(122)	151	10
Consolidated obligation discount notes:
Not elected for fair value option	—	34	(21)	13	—	6	(42)	(36)
Non-MBS investments:
Not elected for fair value option	—	—	(1)	(1)	—	6	(9)	(3)
Total	$(2)	$(6)	$34	$26	$(19)	$(72)	$(10)	$(101)

During 2013, net gains on derivatives and hedging activities totaled $26 million compared to net losses of $101 million in 2012. These amounts included net interest income of $34 million and net interest expense of $10 million on derivative instruments used in economic hedges in 2013 and 2012, respectively. Excluding the impact of net interest income or expense on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 19 – Derivatives and Hedging Activities.”

Other Expense. Other expenses were $128 million in 2013 compared to $134 million in 2012, primarily reflecting lower Finance Agency assessments.

Affordable Housing Program. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank's AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $293 million, $296 million, and $188 million for their AHPs in 2013, 2012, and 2011, respectively, and there was no AHP shortfall in any of those years.

The Bank's total AHP assessments equaled $52 million in 2013, compared to $60 million in 2012. The decrease in the AHP assessments reflected lower earnings in 2013.

Return on Average Equity. Return on average equity (ROE) was 5.36% in 2013, compared to 9.44% in 2012. This decrease reflected the decrease in net income in 2013 and higher average equity, which rose 11%, to $5.8 billion in 2013 from $5.2 billion in 2012.

Dividends and Retained Earnings. On July 26, 2013, the Bank’s Board of Directors approved revisions to the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework to incorporate the content of the Retained Earnings and Dividend Policy, eliminating the need for a separate, stand-alone policy. The Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2013, advances maturing within five years totaled $42.2 billion, significantly in excess of the $193 million of member deposits on that date. At December 31, 2012, advances maturing within five years totaled $40.5 billion, also significantly in excess of the $227 million of member deposits on that date. In addition, as of December 31, 2013 and 2012, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “ Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk.”

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 144.9% as of December 31, 2013. For more information, see “Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

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

The purpose of retaining cumulative net gains in earnings resulting from valuation adjustments as restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in this way may preserve the Bank’s ability to pay dividends, the reversal of cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank’s capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2013, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank’s earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

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

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2013 and 2012:

	2013				2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the year	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	15	—	61	76	(6)	105	99	198
Balance at end of the year	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of December 31, 2013, the Bank’s excess capital stock totaled $2.4 billion, or 2.85% of total assets.

In 2013, the Bank paid dividends at an annualized rate of 3.99%, totaling $316 million, including $161 million in dividends on capital stock and $155 million in dividends on mandatorily redeemable capital stock. In 2012, the Bank paid dividends at an annualized rate of 0.97%, totaling $98 million, including $47 million in dividends on capital stock and $51 million in dividends on mandatorily redeemable capital stock. Dividends on mandatorily redeemable capital stock are recognized as interest expense.

On February 20, 2014, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2013 at an annualized rate of 6.67% totaling $98 million, including $59 million in dividends on capital stock and $39 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 20, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 20, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2014.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

Comparison of 2012 to 2011

Net Interest Income. The Average Balance Sheets table that follows presents the average balances of interest- earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2012 and 2011, together with the related interest income and expense, and the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$12	$—	0.12%	$—	$—	—%
Securities purchased under agreements to resell	2,805	5	0.17	—	—	—
Federal funds sold	7,827	12	0.16	14,473	22	0.15
Trading securities:
MBS	17	—	1.80	21	—	2.72
Other investments	3,270	22	0.66	3,340	25	0.74
AFS securities:(1)
MBS	8,912	314	3.52	6,483	233	3.59
Other investments	792	3	0.47	1,925	5	0.28
HTM securities:(1)
MBS	15,680	467	2.97	18,970	664	3.50
Other investments	3,916	9	0.24	7,957	15	0.19
Mortgage loans held for portfolio	1,556	77	4.99	2,102	113	5.37
Advances(2)	56,767	585	1.03	84,026	709	0.84
Loans to other FHLBanks	3	—	0.12	7	—	0.07
Total interest-earning assets	101,557	1,494	1.47%	139,304	1,786	1.28%
Other assets(3)(4)	555	—	—	985	—	—
Total Assets	$102,112	$1,494	1.46%	$140,289	$1,786	1.27%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$73,997	$574	0.78%	$107,782	$707	0.66%
Discount notes	16,184	21	0.13	19,272	34	0.18
Deposits	627	—	0.02	957	—	0.01
Mandatorily redeemable capital stock	5,035	51	1.01	4,556	12	0.26
Other borrowings	8	—	0.14	11	—	0.07
Total interest-bearing liabilities	95,851	646	0.67	132,578	753	0.57
Other liabilities(4)	1,061	—	—	1,414	—	—
Total Liabilities	96,912	646	0.67	133,992	753	0.56
Total Capital	5,200	—	—	6,297	—	—
Total Liabilities and Capital	$102,112	$646	0.63%	$140,289	$753	0.53%
Net Interest Income		$848			$1,033
Net Interest Spread(5)			0.80%			0.71%
Net Interest Margin(6)			0.84%			0.74%
Interest-earning Assets/Interest-bearing Liabilities	105.95%			105.07%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2012			2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(16)	$(143)	$(159)	$(30)	$(260)	$(290)
Consolidated obligation bonds	61	519	580	80	1,092	1,172

(3)	Includes forward settling transactions and valuation adjustments for certain cash items.

(4)	Includes non-credit-related OTTI charges on AFS and HTM securities.

(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2012 was $848 million, an 18% decrease from $1.0 billion in 2011. The following table details the changes in interest income and interest expense for 2012 compared to 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2012 Compared to 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$5	$5	$—
Federal funds sold	(10)	(11)	1
Trading securities: Other investments	(3)	—	(3)
AFS securities:
MBS	81	86	(5)
Other investments	(2)	(4)	2
HTM securities:
MBS	(197)	(106)	(91)
Other investments	(6)	(9)	3
Mortgage loans held for portfolio	(36)	(28)	(8)
Advances(2)	(124)	(260)	136
Total interest-earning assets	(292)	(327)	35
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(133)	(247)	114
Discount notes	(13)	(5)	(8)
Mandatorily redeemable capital stock	39	1	38
Total interest-bearing liabilities	(107)	(251)	144
Net interest income	$(185)	$(76)	$(109)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $65 million in 2012 compared to $17 million in 2011.

The net interest margin was 84 basis points for 2012, 10 basis points higher than the net interest margin for 2011, which was 74 basis points. The net interest spread was 80 basis points for 2012, 9 basis points higher than the net interest spread for 2011, which was 71 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased. In addition, the increase in prepayment fees contributed to the increases in the net interest margin and net interest spread.

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

Net Other-Than-Temporary Impairment Loss, Credit-Related – The $44 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analyses for each quarter in 2012. The decrease in the credit-related OTTI charge was primarily due to further stabilization of the housing and mortgage markets in 2012, compared to 2011, and to improved expectations for these markets. The following table presents the net OTTI loss for the years ended December 31, 2012 and 2011.

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

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 20 – Fair Value.”

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

During 2012, net losses on derivatives and hedging activities totaled $101 million compared to net losses of $256 million in 2011. These amounts included net interest expense on derivative instruments used in economic hedges of $10 million and $33 million in 2012 and 2011, respectively. Excluding the impact of net interest expense on derivative instruments used in economic hedges, the net losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

Other Expense. Other expenses were $134 million in 2012 compared to $126 million in 2011, reflecting higher compensation and benefits expenses, professional fees, and Finance Agency assessments.

Return on Average Equity. Return on average equity (ROE) was 9.44% in 2012, compared to 3.43% in 2011. This increase primarily reflected the increase in net income in 2012 and a decrease in average equity, which declined 17%, to $5.2 billion in 2012 from $6.3 billion in 2011.

Dividends and Retained Earnings. The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $98 million at an annualized rate of 0.97% in 2012 and $34 million at an annualized rate of 0.29% in 2011.

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2013 to 2012 – Dividends and Retained Earnings.”

Financial Condition

Total assets were $85.8 billion at December 31, 2013, a 1% decrease from $86.4 billion at December 31, 2012. Advances increased by $0.6 billion, or 1%, to $44.4 billion at December 31, 2013, from $43.8 billion at December 31, 2012. Average total assets were $87.8 billion for 2013, a 14% decrease compared to $102.1 billion for 2012. Average advances were $45.9 billion for 2013, a 19% decrease from $56.8 billion for 2012.

Advances outstanding at December 31, 2013, included unrealized gains of $208 million, of which $95 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $113 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2012, included unrealized gains of $570 million, of which $282 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $288 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2012, to December 31, 2013, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $80.1 billion at December 31, 2013, a 1% decrease from $80.8 billion at December 31, 2012, reflecting the decrease in mandatory redeemable capital stock from $4.3 billion at December 31, 2012, to $2.1 billion at December 31, 2013, partially offset by an increase in consolidated obligations outstanding from $75.5 billion at December 31, 2012, to $77.4 billion at December 31, 2013. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s redemption and repurchase of excess capital stock during

2013. Average total liabilities were $82.0 billion for 2013, a 15% decrease compared to $96.9 billion for 2012. Average consolidated obligations were $77.2 billion in 2013 and $90.2 billion in 2012.

Consolidated obligations outstanding at December 31, 2013, included unrealized losses of $491 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $115 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2012, included unrealized losses of $906 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $36 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2012, to December 31, 2013, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $766.8 billion at December 31, 2013, and $687.9 billion at December 31, 2012.

On June 10, 2013, Standard & Poor’s Rating Services (Standard & Poor’s) affirmed the long-term issuer credit ratings and related issuer ratings on 11 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System at AA+ and revised its outlooks on the ratings to stable from negative, following the revision of its outlook on the long-term sovereign credit rating of the United States to stable from negative. Standard & Poor’s also affirmed the issuer credit rating of the FHLBank of Seattle at AA with a rating outlook of negative. On July 18, 2013, Standard & Poor’s changed the issuer rating outlook on the FHLBank of Seattle to stable from negative, citing significantly reduced losses within the FHLBank of Seattle’s PLRMBS portfolio and strengthening capital, and affirmed its AA issuer rating on the FHLBank of Seattle.

On July 18, 2013, Moody's affirmed the Aaa senior ratings of all of the FHLBanks, following the affirmation of the Aaa rating assigned to the U.S. government. In conjunction with the revision of the U.S. government’s rating outlook to stable, Moody’s revised the rating outlooks of the FHLBanks to stable from negative.

On October 16, 2013, Fitch Ratings (Fitch) affirmed the AAA long-term rating for the FHLBank of Atlanta and placed its long-term rating on rating watch negative. This rating action followed Fitch's placement of the United States’ AAA long-term foreign and local currency Issuer Default Ratings (IDRs) on rating watch negative on October 15, 2013, following its assessment of the U.S. debt ceiling crisis and possible lowering of the U.S. sovereign rating to restricted default if the U.S. government failed to honor interest and/or principal payments on the due date of U.S. Treasury securities. As of December 31, 2013, Fitch had not removed the negative watch status on the U.S. government’s or the FHLBank of Atlanta’s long-term ratings.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of December 31, 2013, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

The Bank’s financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s AFS and HTM PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 18 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment were $62.3 billion at both December 31, 2013, and December 31, 2012, 73% and 72% of total assets, respectively.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $175 million in 2013, a decrease of $99 million, or 36%, compared with $274 million in 2012. The decrease was primarily due to lower advance prepayment fees, a decline in earnings on invested capital because of the lower interest rate environment and lower average capital balances, less favorable funding costs, and lower average balances of advances.

Adjusted net interest income for this segment was $274 million in 2012, a decrease of $61 million, or 18%, compared to $335 million in 2011. This decrease was primarily due to lower average balances of advances and to a decline in earnings on invested capital because of the lower interest rate environment and lower average capital balances.

Adjusted net interest income for this segment represented 28%, 35%, and 38% of total adjusted net interest income for 2013, 2012, and 2011, respectively.

Members and nonmember borrowers prepaid $0.4 billion of advances in 2013 compared with $9.9 billion in 2012. Interest income was increased by $5 million of net prepayment fees in 2013 and $65 million of net prepayment fees in 2012.

Advances – The par value of advances outstanding increased by $1.0 billion, or 2%, to $44.2 billion at December 31, 2013, from $43.2 billion at December 31, 2012. Average advances outstanding were $45.9 billion in 2013, a 19% decrease from $56.8 billion in 2012.

The increase in advances outstanding was primarily attributable to a $0.8 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $28.3 billion at December 31, 2013, from $27.5 billion at December 31, 2012. The increase was also attributable to a $0.2 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances” for further information.) In total, 83 members increased their use of advances during 2013, while 74 borrowers decreased their advances borrowings.

The $1.0 billion increase in advances outstanding primarily reflects an $11.5 billion increase in fixed rate advances partially offset by a net $10.5 billion decrease in adjustable and variable rate advances.

The components of the advances portfolio at December 31, 2013, and December 31, 2012, are presented in the following table.

Advances Portfolio by Product Type

	2013		2012
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$6,378	15%	$18,073	42%
Adjustable – other indices	—	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	124	—	135	—
Subtotal adjustable rate advances	6,502	15	18,209	42
Fixed	27,365	62	15,794	37
Fixed – amortizing	276	1	307	1
Fixed – with PPS(1)	6,193	14	6,389	15
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member’s option	4	—	15	—
Fixed – callable at member’s option with PPS(1)	231	1	58	—
Fixed – putable at Bank’s option	97	—	112	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	34,451	78	22,960	53
Daily variable rate	3,234	7	2,011	5
Total par value	$44,187	100%	$43,180	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.8 billion as of December 31, 2013, a decrease of $5.0 billion, or 28%, from $17.8 billion as of December 31, 2012. The reduction in the non-MBS investment portfolio was primarily due to lower balances of Federal funds sold and short-term securities purchased under agreements to resell, which declined by $3.4 billion and $1.5 billion, respectively. As of December 31, 2013, the Bank was unable to invest all overnight liquidity because fewer of the Bank’s Federal funds and repurchase agreement counterparties had demand for funds, resulting in an increase in cash held at the Federal Reserve Bank of San Francisco.

Cash and Due from Banks – Cash and due from banks was $4.9 billion at December 31, 2013, a $4.8 billion increase from December 31, 2012. Cash held at the Federal Reserve Bank of San Francisco increased because fewer of the Bank’s Federal funds and repurchase agreement counterparties had demand for funds at the end of 2013, as noted above.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased from $56.7 billion at December 31, 2012, to $56.6 billion at December 31, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”
and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

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

At December 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.8 billion, of which $21.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $17.8 billion were hedging advances, $60.4 billion were hedging consolidated obligations, $2.7 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of December 31, 2013, the 3-month LIBOR declined while yields on 3-month U.S. Treasury bills, 2-year U.S. Treasury notes, and 5-year U.S. Treasury notes increased compared with December 31, 2012. The FOMC’s forward guidance regarding monetary policy continues to identify a commitment to keep the target Federal funds rate low for the foreseeable future to provide monetary stimulus. However, at the December FOMC meeting, the committee announced it would taper the pace of its asset purchases primarily because of increased confidence about the economic outlook, and this announcement contributed to the increase in Treasury yields.

Selected Market Interest Rates

Market Instrument	December 31, 2013	December 31, 2012
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.06	0.04
3-month LIBOR	0.25	0.31
2-year Treasury note	0.38	0.25
5-year Treasury note	1.74	0.72

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in 2013 and 2012. Lower 3-month LIBOR rates in 2013 compared to 2012 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the 12 Months Ended
(In basis points)	December 31, 2013	December 31, 2012
Consolidated obligation bonds	-14.2	-24.4
Consolidated obligation discount notes (one month and greater)	-18.0	-25.2

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

At December 31, 2013, assets associated with this segment were $23.5 billion (27% of total assets), a decrease of $0.6 billion from $24.1 billion at December 31, 2012 (28% of total assets).

Adjusted net interest income for this segment was $449 million in 2013, a decrease of $63 million, or 12%, from $512 million in 2012. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 72%, 65%, and 62% of total adjusted net interest income for 2013, 2012, and 2011, respectively.

MBS Investments – The Bank’s MBS portfolio was $22.5 billion at December 31, 2013, compared with $22.7 billion at December 31, 2012. During 2013, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $5.1 billion, partially offset by purchases of $4.2 billion of agency residential MBS and a $0.6 billion improvement in the fair value of PLRMBS classified as AFS. In 2013, average MBS investments were $22.5 billion, a decrease of $2.1 billion from $24.6 billion in 2012. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and intermediate-term and long-term adjustable rate MBS investments are also subject to interest rate cap risk. The Bank has managed these risks predominately by purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

MPF Program – Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of its loan portfolio. The Bank and the member that sold the loan share in the credit risk of the loan. The Bank has not purchased any new loans since October 2006. For more information regarding credit risk, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

On October 2, 2013, the Bank announced its renewed participation in the MPF Program. In 2014, the Bank plans to begin purchasing conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for its own portfolio under the MPF Original and MPF Government products. The Bank also plans to facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

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

The FHLBank of Chicago, which developed the MPF Program, establishes the minimum eligibility standards for members to participate in the program, the structure of the MPF products, and the standard eligibility criteria for the loans; establishes pricing and manages the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased until those loans are fully repaid.

Mortgage loan balances declined to $0.9 billion at December 31, 2013, from $1.3 billion at December 31, 2012, a decline of $0.4 billion. Average mortgage loans were $1.1 billion in 2013, a decrease of $0.5 billion from $1.6 billion in 2012.

At December 31, 2013 and 2012, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “ Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2013 and 2012, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2013	2012
MPF Plus	$835	$1,187
Original MPF	78	109
Subtotal	913	1,296
Unamortized premiums	10	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	907	1,292
Less: Allowance for credit losses	(2)	(3)
Mortgage loans held for portfolio, net	$905	$1,289

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2013 and 2012. Only the FHLBank of Chicago owned participation interests in any of the Bank's MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2013	2012
Outstanding amounts wholly owned by the Bank	$581	$828
Outstanding amounts with participation interests by FHLBank:
San Francisco	332	468
Chicago	201	282
Total	$1,114	$1,578
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	4,819	6,355
Number of outstanding loans participated	5,929	7,483
Total number of loans outstanding	10,748	13,838

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

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program.”

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt, by entering into certain interest rate swaps, and by limiting the size of the fixed rate mortgage loan portfolio.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.6 billion to $23.5 billion at December 31, 2013, from $24.1 billion at December 31, 2012, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.8 billion and $9.1 billion at December 31, 2013 and 2012, respectively.

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

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity and loan sale activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases and as it sells mortgage loans to the Bank. The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%. Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes accumulated other comprehensive income (AOCI). The higher capital stock requirement for advances supports growth in the balance sheet, including increases in advances, and also supports additional on-balance sheet liquidity.

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

From December 31, 2009, to December 31, 2012, the Bank experienced a significant contraction of its balance sheet. During 2013, the Bank’s balance sheet stabilized, with assets decreasing by less than 1%. Advances decreased from $133.6 billion at December 31, 2009, to $44.4 billion at December 31, 2013. The contraction of advances resulted in corresponding decreases in consolidated obligations. Consolidated obligations decreased from $180.3 billion at December 31, 2009, to $77.4 billion at December 31, 2013. The contraction also resulted in a decrease in capital stock. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), decreased from $13.4 billion at December 31, 2009, to $5.5 billion at December 31, 2013. The decrease in capital stock was not proportional to the decreases in advances and consolidated obligations because the Bank did not repurchase any excess capital stock during 2009 and did not repurchase all excess capital stock in 2010, 2011, 2012, and 2013 to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio. The Bank maintained its strong regulatory capital position while repurchasing $2.1 billion and $3.0 billion in excess capital stock during 2012 and 2013, respectively, and redeeming $43 million and $502 million in mandatorily redeemable capital stock in 2012 and 2013, respectively. Total excess capital stock was $2.4 billion as of December 31, 2013, and $6.5 billion as of December 31, 2009.

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

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ daily liquidity needs, and to pay operating expenditures as they come due. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. In order to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not repurchase all excess capital stock, created primarily by declining advances balances, in 2013 and 2012. The Bank maintained its strong regulatory capital position while repurchasing $3.0 billion and $2.1 billion in excess capital stock during 2013 and 2012, respectively.

During 2013 and 2012, the five-year redemption period for $502 million and $43 million, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption dates.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

Excess capital stock totaled $2.4 billion as of December 31, 2013, and $5.5 billion as of December 31, 2012.

Provisions of the Bank's capital plan are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital.”

Regulatory Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its risk-based capital requirement. Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. The risk-based capital requirement must be met with permanent capital, which must be greater than or equal to its risk-based capital requirement, which is equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2013 and 2012. The Bank's risk-based capital requirement decreased from $4.1 billion at December 31, 2012, to $3.9 billion at December 31, 2013. The decrease was primarily due to a lower market risk capital requirement as a result of improvement in the Bank's market value of capital.

Regulatory Capital Requirements

	2013		2012
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,912	$7,925	$4,073	$10,750
Total regulatory capital	$3,431	$7,925	$3,457	$10,750
Total regulatory capital ratio	4.00%	9.24%	4.00%	12.44%
Leverage capital	$4,289	$11,888	$4,321	$16,125
Leverage ratio	5.00%	13.86%	5.00%	18.66%

The Bank's total regulatory capital ratio decreased to 9.24% at December 31, 2013, from 12.44% at December 31, 2012, primarily because, on a percentage basis, regulatory capital decreased more than total assets. To preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, in 2013 and 2012 the Bank did not repurchase all excess capital stock, created primarily by declining advances balances.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on March 21, 2014. This repurchase, combined with the estimated redemption of up to $7 million in mandatorily redeemable capital stock during the first quarter of 2014, will reduce the Bank’s excess capital stock by up to $757 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Advances. The following tables present the concentration in advances and the interest income from the advances (before the impact of interest rate exchange agreements associated with advances) to the Bank's top five borrowers and their affiliates at December 31, 2013 and 2012.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$7,750	18%	$15	3%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	76	16
JPMorgan Chase Bank, National Association(3)	835	2	8	2
Subtotal JPMorgan Chase & Co.	5,960	13	84	18
First Republic Bank	5,150	12	70	15
Bank of the West	4,933	11	30	6
OneWest Bank, FSB	4,501	10	41	9
Subtotal	28,294	64	240	51
Others	15,893	36	234	49
Total	$44,187	100%	$474	100%

December 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	18%	$105	15%
JPMorgan Chase Bank, National Association(3)	1,542	4	14	2
Subtotal JPMorgan Chase & Co.	9,392	22	119	17
Citibank, N.A. (3)	8,285	19	44	6
Bank of the West	2,920	7	93	14
OneWest Bank, FSB	3,651	9	55	8
First Republic Bank	3,225	7	55	8
Subtotal	27,473	64	366	53
Others	15,707	36	313	47
Total	$43,180	100%	$679	100%

(1)
Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par value and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and under the fair value option.

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

If these institutions were to prepay the advances (subject to the Bank's limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank's assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank's financial performance and dividend rate. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank's investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank's financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs while striving to pay members a reasonable return on their investment in the Bank's capital stock. Under the Bank's capital plan, the Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock at the Bank's discretion, subject to certain statutory and regulatory requirements.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2013 and 2012.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

(1)	Nonmember institution.

Members that sold mortgage loans to the Bank through the MPF Program made representations and warranties that the loans complied with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the

MPF underwriting guidelines, the Bank's agreement with the institution provides that the institution is required to repurchase the loan as a result of the breach of the institution's representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, FSB. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 16 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating institution's servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating institution or any successor a servicing termination fee, in the event a participating institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2013 and 2012, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank's investment portfolio includes securities classified as trading, AFS, and HTM, and other assets such as securities purchased under agreements to resell and Federal funds sold.

Investments: Portfolio Concentration

	2013		2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Interest-bearing deposits(1)	$1,660	$1,660	$1,739	$1,739
Housing finance agency bonds:	416	316	535	421
California Housing Finance Agency (CalHFA) bonds
GSEs:
Federal Farm Credit Bank (FFCB) bonds	3,194	3,194	3,175	3,175
Total non-MBS	5,270	5,170	5,449	5,335
MBS:
Other U.S. obligations:
Ginnie Mae(1)	1,589	1,547	356	364
GSEs:
Freddie Mac	5,250	5,213	4,828	4,989
Fannie Mae	6,331	6,395	7,020	7,262
Total GSEs	11,581	11,608	11,848	12,251
PLRMBS:
Bank of America Corporation	943	938	1,118	1,112
Countrywide Financial Corporation	1,439	1,437	1,640	1,636
IndyMac Bank, F.S.B.	1,254	1,270	1,344	1,363
Lehman Brothers Inc.	1,580	1,571	1,786	1,770
UBS AG	821	814	898	883
Other(1)	3,285	3,252	3,732	3,665
Total PLRMBS	9,322	9,282	10,518	10,429
Total MBS	22,492	22,437	22,722	23,044
Total securities	27,762	27,607	28,171	28,379
Securities purchased under agreements to resell(1)	—	—	1,500	1,500
Federal funds sold:
Toronto Dominion Bank	1,058	1,058	1,461	1,461
Australia & New Zealand Bank Group	1,058	1,058	1,000	1,000
National Australia Bank	907	907	1,000	1,000
Bank of Tokyo-Mitsubishi UFJ	907	907	952	952
Other Federal funds sold(1)	3,568	3,568	6,444	6,444
Total Federal funds sold	7,498	7,498	10,857	10,857
Total investments	$35,260	$35,105	$40,528	$40,736

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2013 or 2012.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2013		2012
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$1,279	23%	$2,246	26%
Banamex USA	1	—	2	—
Subtotal Citigroup Inc.	1,280	23	2,248	26
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	594	11	1,044	13
JPMorgan Chase Bank, National Association(1)	77	1	695	8
Subtotal JPMorgan Chase & Co.	671	12	1,739	21
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	518	9	909	11
Wells Fargo Financial National Bank	5	—	3	—
Subtotal Wells Fargo & Company	523	9	912	11
Total capital stock ownership over 10%	2,474	44	4,899	58
Others	3,057	56	3,604	42
Total	$5,531	100%	$8,503	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Derivatives Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2013 or 2012.

Concentration of Derivative Counterparties

(Dollars in millions)	2013			2012
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Morgan Stanley Capital Services	BBB	$8,362	10%	BBB	$6,124	7%
JPMorgan Chase Bank, National Association	A	7,852	10	A	9,762	11
BNP Paribas	A	7,808	10	A	21,107	23
Deutsche Bank AG	A	6,992	9	A	15,002	17
UBS AG	A	2,786	3	A	12,603	14
Subtotal		33,800	42		64,598	72
Others	At least A	16,688	20	At least BBB	25,818	28
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	20,414	25	—	—	—
Deutsche Bank Securities Inc.	A	10,668	13	—	—	—
Subtotal		31,082	38		—	—
Total		$81,570	100%		$90,416	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Incorporated are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-effective manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank's own Risk Management Policy. The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

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

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing HTM and AFS investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2013 and 2012. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following December 31, 2013 and 2012. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2013		As of December 31, 2012

(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$—	$17
Commitments to purchase investments	—	—	275	275
Demand deposits	590	590	316	316
Maturing member term deposits	—	1	—	2
Discount note and bond maturities and expected exercises of bond call options	4,203	23,509	467	11,417
Subtotal obligations	4,793	24,100	1,058	12,027
Sources of available funds:
Maturing investments	3,577	9,387	5,120	14,117
Cash at Federal Reserve Bank of San Francisco	4,905	4,905	103	103
Proceeds from scheduled settlements of discount notes and bonds	1,625	1,640	390	635
Maturing advances and scheduled prepayments	4,974	11,191	1,785	5,486
Subtotal sources	15,081	27,123	7,398	20,341
Net funds available	10,288	3,023	6,340	8,314
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,574	—	19,363
FFCB bonds	3,130	3,052	3,080	3,080
Subtotal contingent sources	3,130	22,626	3,080	22,443
Total contingent funds available	$13,418	$25,649	$9,420	$30,757

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

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2013.

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

To identify the credit strength of each borrower and potential borrower, other than community development financial institutions (CDFIs) and insurance companies, the Bank assigns each member and each nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank’s credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information and are revised, if necessary, to reflect the borrower’s current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2013 was $1,095 million.

Under the Bank's written lending agreements with its borrowers, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for the borrower to pledge additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding to the borrower, and requiring the delivery of all pledged collateral. In addition, if a borrower fails to repay any advance or is otherwise in default on its obligations to the Bank, the Bank may foreclose on and liquidate the borrower's collateral and apply the proceeds toward repayment of the borrower's obligations to the Bank. The Bank's collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the borrower's collateral at the time of liquidation, and other factors could affect the amount of proceeds the Bank is able to realize from liquidating a borrower's collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral it continued to hold and apply those proceeds toward repayment of the borrower's obligations to the Bank.

The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a UCC-1 financing statement for each borrower that pledges loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a borrower's creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law or are held by bona fide purchasers for value or by parties that have actual perfected security interests.

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

In addition, the total amount of advances made available to each member or housing associate may be limited by the financing availability assigned by the Bank, which is generally expressed as a percentage of the member’s or housing associate’s assets. The amount of financing availability is generally determined by the creditworthiness of the member or housing associate.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2013 and 2012. During 2013, the Bank's internal credit ratings improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	224	135	$37,451	$141,076	27%
4-6	119	60	10,269	21,969	47
7-10	17	5	44	133	33
Subtotal	360	200	47,764	163,178	29
CDFIs	4	2	30	37	81
Total	364	202	$47,794	$163,215	29%

December 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	183	110	$32,230	$127,782	25%
4-6	153	76	13,824	30,829	45
7-10	35	16	520	974	53
Total	371	202	46,574	159,585	29
CDFIs	3	2	35	37	95
Total	374	204	$46,609	$159,622	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$42	$44
11% – 25%	13	4,805	5,983
26% – 50%	23	13,862	21,433
More than 50%	163	29,085	135,755
Total	202	$47,794	$163,215

December 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$305	$330
11% – 25%	5	12,095	15,141
26% – 50%	28	6,779	11,360
More than 50%	161	27,430	132,791
Total	204	$46,609	$159,622

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity increased in 2013 because of improvement in collateral values and member credit quality. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2013, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2013 and 2012.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2013		2012
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$484	$481	$201	$197
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,156	3,059	2,915	2,891
Agency pools and collateralized mortgage obligations	10,029	9,543	13,609	13,421
PLRMBS – publicly registered investment-grade-rated senior tranches	4	1	9	4
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	83	68	4	3
Term deposits with the Bank	1	1	2	2
Total	$13,757	$13,153	$16,740	$16,518

With respect to loan collateral, most borrowers (except insurance companies) may choose to pledge loan collateral by specific identification or under a blanket lien. Insurance company members are required to pledge loan collateral by specific identification with monthly reporting. All other borrowers pledging by specific identification must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. With a blanket lien, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under a blanket lien may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain borrowers to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the borrower is a de novo institution (chartered within the last three years), an insurance company, or a CDFI; the Bank is concerned about the borrower’s creditworthiness; or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. With the exception of insurance companies and CDFIs, borrowers required to deliver loan collateral must pledge those loans under a blanket lien with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of December 31, 2013, 45% of the loan collateral pledged to the Bank was pledged by 34 institutions by specific identification, 42% was pledged by 158 institutions under a blanket lien with detailed reporting, and 13% was pledged by 102 institutions under a blanket lien with summary reporting.

The Bank monitors each borrower's borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral reflect the assigned value of the collateral and a margin for the costs and risks of liquidation. The Bank reviews the margins for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses third-party pricing vendors to price all the loans on a quarterly basis. The third-party vendors use proprietary analytical tools to calculate the value of each loan. The vendors model the future performance of each individual loan and generate the monthly cash flows given the current loan characteristics and applying specific market assumptions. The value of each loan is determined based on the present value of those cash flows after being discounted by the current market yields commonly used by buyers of these types of loans. The current market yields are derived by the third-party pricing vendors from prevailing conditions in the secondary market. For mortgage loans pledged under a blanket lien with summary reporting, the Bank establishes a standard market value for each collateral type based on quarterly pricing results.

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

As of December 31, 2013, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2013 and 2012.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2013		2012
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$98,377	$78,992	$101,327	$73,693
Second lien residential mortgage loans and home equity lines of credit	31,344	8,968	34,511	9,684
Multifamily mortgage loans	21,162	17,131	26,301	21,841
Commercial mortgage loans	47,780	32,326	44,801	31,139
Loan participations(1)	16,540	11,843	9,277	5,912
Small business, small farm, and small agribusiness loans	2,956	709	3,058	733
Other	135	93	579	102
Total	$218,294	$150,062	$219,854	$143,104

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2013 and 2012, the unpaid principal balance of these loans totaled $14 billion and $16 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. On October 2, 2013, the Bank announced its renewed participation in the MPF Program. In 2014, the Bank plans to begin purchasing conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for its own portfolio under the MPF Original and MPF Government products. The Bank also plans to facilitate the purchase of member-originated fixed rate mortgage loans for concurrent sale to Fannie Mae under the MPF Xtra product. The Bank plans to begin with a small number of participating members, then add other members that are active mortgage originators and servicers later in 2014 or in 2015.

The Bank previously purchased conventional conforming fixed rate residential mortgage loans from participating members from May 2002 to October 2006. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the MPF Program and comply with all MPF Program requirements.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency's acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment for the member selling the loans, as follows:

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

Under Original MPF, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the first loss account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first loss account for that master commitment up to the amount accumulated in the first loss account at that time. Over time, the first loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first loss account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. The Bank had de minimis losses in 2013, 2012, and 2011 on the sale of real estate owned (REO) property acquired as a result of foreclosure on MPF Original loans. The Bank recovered all losses through available credit enhancement fees, except for de minimis losses in excess of available credit enhancement on the sale of one property in 2013 and one property in 2012. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the NRSRO rating equivalent in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate first loss account for all participating institutions for Original MPF totaled $1 million for the years ended December 31, 2013, 2012, and 2011.

The participating institution's credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the master commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.1 million in 2013, $0.1 million in 2012, and $0.2 million in 2011 for Original MPF loans.

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

At December 31, 2013, the deductibles under the SMI policies totaled approximately 23% of the participating institutions' credit enhancement obligation on MPF Plus loans. At December 31, 2012, the deductibles under the SMI policies totaled approximately 22% of the participating members' credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating institutions or their affiliates at December 31, 2013 and 2012.

Three out of six master commitments (totaling $0.7 billion) continued to rely on SMI coverage for a portion of their credit enhancement obligation, which was provided by two SMI companies and totaled $20 million. The claims-paying ability ratings of these two SMI companies were below the AA rating required for the program; both were rated B. The participating institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.6 billion) did not achieve AA credit equivalency solely because the SMI company was rated B.

The first loss account for MPF Plus for the years ended December 31, 2013, 2012, and 2011 was as follows:

First Loss Account for MPF Plus

(In millions)	2013	2012	2011
Balance, beginning of the year	$11	$12	$13
Amount accumulated during the year	(1)	(1)	—
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	—	—	(1)
Balance, end of the year	$10	$11	$12

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the first loss account established for each master commitment. If losses up to the full amount of the first loss account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective master commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each master commitment to enable the Bank to collect performance-based credit enhancement fees equal to the full amount of the first loss account established for each MPF Plus master commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank realized a $0.4 million gain through the performance-based credit enhancement fees in 2013 and realized a $0.6 million gain beyond credit enhancement in 2013 on the sale of REO properties acquired in 2012 as a result of MPF Plus loans. The Bank reduced net interest income for credit enhancement fees totaling $0.6 million in 2013, $0.9 million in 2012, and $1.2 million in 2011 for MPF Plus loans. The Bank's liability for performance-based credit enhancement fees for MPF Plus was $0.1 million at December 31, 2013, and December 31, 2012, and $0.2 million at December 31, 2011.

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

Individually Evaluated Mortgage Loans – Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions or automated valuation models (AVMs) based on property characteristics as well as recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity of the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in home prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing price changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each master commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2013, 2012, and 2011, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2013	2012	2011
Balance, beginning of the year	$3	$6	$3
Charge-offs – transferred to REO	—	(2)	(1)
Provision for/(reversal of) credit losses	(1)	(1)	4
Balance, end of the year	$2	$3	$6
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.07)%	(0.08)%	(0.07)%

The decline in the estimated allowance for credit losses during 2013 is primarily due to gradually improving property values and the charge-off of realized losses on liquidated loans.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2013	2012
Allowance for credit losses, end of the year
Individually evaluated for impairment	$2	$3
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$2	$3
Recorded investment, end of the year
Individually evaluated for impairment	$27	$31
Collectively evaluated for impairment	884	1,267
Total recorded investment	$911	$1,298

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2013			2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$20	$20	$—	$19	$19	$—
With an allowance	7	7	2	12	12	3
Total	$27	$27	$2	$31	$31	$3

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2013	2012
With no related allowance	$19	$19
With an allowance	11	16
Total	$30	$35

For the three MPF Plus master commitments that still rely on SMI for a portion of their credit enhancement obligation, the external ratings of the SMI providers have declined since the loans were purchased. Because the relevant participating institutions have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance-based credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the participating institutions, they cannot be withheld to offset a loss. Instead, the Bank is accounting for the performance-based credit enhancement fees as income and has now begun to directly recognize the potential loan losses in the related loan loss allowance account.

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

The following table presents information on delinquent mortgage loans as of December 31, 2013 and 2012.

Mortgage Loan Delinquencies

	2013	2012
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$14	$18
60 – 89 days delinquent	7	7
90 days or more delinquent	27	32
Total past due	48	57
Total current loans	863	1,241
Total mortgage loans	$911	$1,298
In process of foreclosure, included above(2)	$17	$20
Nonaccrual loans	$27	$32
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.00%	2.45%

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

For 2013, 2012, and 2011, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2013	2012	2011
Interest contractually due on nonaccrual loans during the year	$1	$2	$2
Interest recognized in income for nonaccrual loans during the year	—	—	—
Shortfall	$1	$2	$2

Delinquencies amounted to 5.27% of the total loans in the Bank's portfolio as of December 31, 2013, and 4.42% of the total loans in the Bank's portfolio as of December 31, 2012. The increase in the delinquency ratio was primarily due to the decline in the mortgage loan portfolio balance because of principal repayments. The weighted average age of the Bank's MPF portfolio was 124 months as of December 31, 2013, and 112 months as of December 31, 2012.

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

The Bank's TDRs of MPF loans primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

As of December 31, 2013, the recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8 million. During 2013, the amount of the pre- and post-modification recorded investment in TDRs that occurred during the year was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default. As of December 31, 2012, the recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8 million.

At December 31, 2013, the Bank’s other assets included $2.7 million of REO resulting from the foreclosure of 27 mortgage loans held by the Bank. At December 31, 2012, the Bank’s other assets included $3.0 million of REO resulting from the foreclosure of 30 mortgage loans held by the Bank.

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

Investment Credit Exposure

(In millions)
December 31, 2013
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$360	$1,300	$—	$—	$—	$—	$—	$—	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	—	—	110	306	—	—	—	—	—	—	—	416
GSEs:
FFCB bonds	—	3,194	—	—	—	—	—	—	—	—	—	3,194
Total non-MBS	—	3,554	1,410	306	—	—	—	—	—	—	—	5,270
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,589	—	—	—	—	—	—	—	—	—	1,589
GSEs:
Freddie Mac	—	5,250	—	—	—	—	—	—	—	—	—	5,250
Fannie Mae	—	6,286	27	—	18	—	—	—	—	—	—	6,331
Total GSEs	—	11,536	27	—	18	—	—	—	—	—	—	11,581
PLRMBS:
Prime	—	—	3	498	555	364	307	—	166	162	2	2,057
Alt-A, option ARM	—	—	—	—	16	76	937	60	26	—	—	1,115
Alt-A, other	12	2	116	311	307	572	2,832	387	352	1,257	2	6,150
Total PLRMBS	12	2	119	809	878	1,012	4,076	447	544	1,419	4	9,322
Total MBS	12	13,127	146	809	896	1,012	4,076	447	544	1,419	4	22,492
Total securities	12	16,681	1,556	1,115	896	1,012	4,076	447	544	1,419	4	27,762
Federal funds sold(2)	—	3,773	3,686	39	—	—	—	—	—	—	—	7,498
Total investments	$12	$20,454	$5,242	$1,154	$896	$1,012	$4,076	$447	$544	$1,419	$4	$35,260

(In millions)
December 31, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$1,739	$—	$—	$—	$—	$—	$—	$—	$—	$1,739
Housing finance agency bonds:
CalHFA bonds	—	148	—	387	—	—	—	—	—	—	—	535
GSEs:
FFCB bonds	—	3,175	—	—	—	—	—	—	—	—	—	3,175
Total non-MBS	—	3,323	1,739	387	—	—	—	—	—	—	—	5,449
MBS:
Other U.S. obligations:
Ginnie Mae	—	356	—	—	—	—	—	—	—	—	—	356
GSEs:
Freddie Mac	—	4,828	—	—	—	—	—	—	—	—	—	4,828
Fannie Mae	—	6,944	47	—	29	—	—	—	—	—	—	7,020
Total GSEs	—	11,772	47	—	29	—	—	—	—	—	—	11,848
PLRMBS:
Prime	1	50	186	446	653	498	336	98	219	60	2	2,549
Alt-A, option ARM	—	—	—	—	—	19	965	47	20	—	—	1,051
Alt-A, other	20	28	88	425	489	717	2,841	923	553	832	2	6,918
Total PLRMBS	21	78	274	871	1,142	1,234	4,142	1,068	792	892	4	10,518
Total MBS	21	12,206	321	871	1,171	1,234	4,142	1,068	792	892	4	22,722
Total securities	21	15,529	2,060	1,258	1,171	1,234	4,142	1,068	792	892	4	28,171
Securities purchased under agreements to resell	—	—	1,500	—	—	—	—	—	—	—	—	1,500
Federal funds sold(2)	—	4,811	6,020	26	—	—	—	—	—	—	—	10,857
Total investments	$21	$20,340	$9,580	$1,284	$1,171	$1,234	$4,142	$1,068	$792	$892	$4	$40,528

(1)	Credit ratings of BB and lower are below investment grade.

(2)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

For all securities in its AFS and HTM portfolios, for Federal funds sold, and for securities purchased under agreements to resell, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, securities purchased under agreements to resell, and negotiable certificates of deposit with member and nonmember counterparties, all of which are highly rated.

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

The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, likelihood of parental or sovereign support, and the current market perceptions of the counterparties. The Bank may also consider general macroeconomic and market conditions and political stability when establishing limits on unsecured investments with U.S. branches and agency offices of foreign commercial banks. As a result of deteriorating financial condition or concerns about adverse economic or market developments, the Bank may reduce limits or terms on unsecured investments or suspend a counterparty.

Finance Agency regulations limit the amount of unsecured credit that an individual FHLBank may extend to a single counterparty. This limit is calculated with reference to a percentage of either the FHLBank’s or the counterparty’s capital and to the counterparty’s overall credit rating. Under these regulations, the lesser of the FHLBank’s total regulatory capital or the counterparty’s Tier 1 capital is multiplied by a percentage specified in the regulation. The percentages used to determine the maximum amount of term extensions of unsecured credit range from 1% to 15%, depending on the counterparty’s overall credit rating. Term extensions of unsecured credit include on-balance sheet transactions, off-balance sheet commitments, and derivative transactions, but exclude overnight extensions of credit and Federal funds sales subject to a continuing contract. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties” for additional information related to derivatives exposure.)

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit to the same single counterparty for overnight extensions of credit and for sales of Federal funds subject to a continuing contract. However, an FHLBank’s total unsecured credit to a single counterparty (total term plus additional overnight Federal funds unsecured credit) may not exceed twice the regulatory limit for term exposures (2% to 30% of the lesser of the FHLBank’s total capital or the counterparty’s Tier 1 capital, based on the counterparty’s overall credit rating). In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

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

As of December 31, 2013, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 87% and 44%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2013, 45% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2013
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$460	$799	$39	$1,298
U.S. subsidiaries of foreign commercial banks	—	594	—	594
Total domestic and U.S. subsidiaries of foreign commercial banks	460	1,393	39	1,892
U.S. branches and agency offices of foreign commercial banks:
Australia	2,115	—	—	2,115
Canada	1,058	2,006	—	3,064
Japan	—	1,587	—	1,587
Netherlands	500	—	—	500
Total U.S. branches and agency offices of foreign commercial banks	3,673	3,593	—	7,266
Total unsecured credit exposure	$4,133	$4,986	$39	$9,158

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2013.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2013. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2013
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Due 91 Days Through 180 Days	Total
Domestic	$—	$139	$1,159	$—	$1,298
U.S. subsidiaries of foreign commercial banks	—	594	—	—	594
Total domestic and U.S. subsidiaries of foreign commercial banks	—	733	1,159	—	1,892
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,057	1,058		2,115
Canada	—	1,358	1,706	—	3,064
Japan	—	1,587	—	—	1,587
Netherlands	—	500	—	—	500
Total U.S. branches and agency offices of foreign commercial banks	—	4,502	2,764	—	7,266
Total unsecured credit exposure	$—	$5,235	$3,923	$—	$9,158

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2013.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2013, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

At December 31, 2013, the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, had gross unrealized losses totaling $100 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2013, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At December 31, 2013, the Bank’s MBS portfolio was 286% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At December 31, 2013, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2013, the Bank’s investment in MBS had gross unrealized losses totaling $604 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2013, all of the gross unrealized losses on its agency MBS are temporary.

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

The Bank's evaluation of its PLRMBS for OTTI includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each security on an individual basis, the structure of the security, and certain assumptions approved by the FHLBanks' OTTI Committee and by the Bank. These assumptions may include the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to have incurred a credit-related OTTI.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the expectations for near- and long-term housing price behavior.

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over the 12-month period beginning October 1, 2013. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was primarily based on a short-term housing price forecast that was decreased five percentage points, followed by a recovery path that was 33.0% lower than the base case.

The following table presents the ranges of the annualized projected home price recovery rates at December 31, 2013:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case Scenario
	Housing Price Scenario
Months	Base Case
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at December 31, 2013:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$18	$—	2	$18	$—
Alt-A, option ARM	1	20	—	2	52	(1)
Alt-A, other	6	151	—	9	384	(1)
Total	9	$189	$—	13	$454	$(2)

(1)	Amounts are for the three months ended December 31, 2013.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$—	$203	$—	$—	$—	$—	$203
2007	—	—	—	—	—	87	48	—	210	169	—	514
2006	—	—	—	—	—	65	—	—	—	40	—	105
2005	—	—	—	35	—	16	67	—	—	—	—	118
2004 and earlier	—	—	3	460	554	202	12	—	—	—	2	1,233
Total Prime	—	—	3	495	554	370	330	—	210	209	2	2,173
Alt-A, option ARM
2007	—	—	—	—	—	68	1,022	—	—	—	—	1,090
2006	—	—	—	—	—	—	193	—	—	—	—	193
2005	—	—	—	—	16	20	—	132	81	—	—	249
Total Alt-A, option ARM	—	—	—	—	16	88	1,215	132	81	—	—	1,532
Alt-A, other
2008	—	—	—	—	—	146	—	—	—	—	—	146
2007	—	—	—	—	—	97	937	—	236	585	—	1,855
2006	—	—	43	—	—	11	209	—	45	533	—	841
2005	—	—	23	—	—	160	1,980	453	152	467	—	3,235
2004 and earlier	12	2	50	311	306	176	117	—	—	—	2	976
Total Alt-A, other	12	2	116	311	306	590	3,243	453	433	1,585	2	7,053
Total par value	$12	$2	$119	$806	$876	$1,048	$4,788	$585	$724	$1,794	$4	$10,758

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2013, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2013
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$185	$—	$—	$—	$185
2007	—	—	—	17	48	—	210	169	444
2006	—	—	—	4	—	—	—	40	44
2005	—	—	—	15	22	—	—	—	37
2004 and earlier	—	—	—	73	12	—	—	—	85
Total Prime	—	—	—	109	267	—	210	209	795
Alt-A, option ARM
2007	—	—	—	68	1,022	—	—	—	1,090
2006	—	—	—	—	193	—	—	—	193
2005	—	—	—	20	—	132	81	—	233
Total Alt-A, option ARM	—	—	—	88	1,215	132	81	—	1,516
Alt-A, other
2008	—	—	—	146	—	—	—	—	146
2007	—	—	—	—	937	—	236	585	1,758
2006	43	—	—	11	209	—	45	533	841
2005	—	—	—	146	1,980	453	152	467	3,198
2004 and earlier	14	80	81	96	87	—	—	—	358
Total Alt-A, other	57	80	81	399	3,213	453	433	1,585	6,301
Total par value	$57	$80	$81	$596	$4,695	$585	$724	$1,794	$8,612

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank’s PLRMBS, the following table shows the amortized cost, estimated fair value, credit- and non-credit-related OTTI, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the security, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(In millions)
December 31, 2013
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$175	$—	$186	$—	$—	$—	18.48%	30.00%	17.04%
2007	422	17	412	(1)	1	—	16.84	22.58	5.68
2006	94	2	97	(1)	—	(1)	16.52	12.16	5.25
2005	116	4	115	—	—	—	12.70	11.79	14.83
2004 and earlier	1,234	25	1,211	—	—	—	7.97	4.43	11.12
Total Prime	2,041	48	2,021	(2)	1	(1)	11.72	11.88	10.30
Alt-A, option ARM
2007	898	63	849	—	—	—	28.65	44.15	22.53
2006	137	9	146	—	—	—	30.79	44.85	13.32
2005	103	4	118	(3)	3	—	25.76	22.79	8.48
Total Alt-A, option ARM	1,138	76	1,113	(3)	3	—	28.45	40.76	19.08
Alt-A, other
2008	143	6	136	—	—	—	14.12	31.80	24.82
2007	1,597	97	1,553	(7)	2	(5)	25.70	26.93	13.93
2006	633	1	698	—	—	—	24.01	18.51	3.19
2005	2,933	165	2,808	(1)	—	(1)	16.81	13.96	7.78
2004 and earlier	976	31	953	(1)	1	—	11.76	8.08	16.26
Total Alt-A, other	6,282	300	6,148	(9)	3	(6)	19.25	17.47	10.38
Total	$9,461	$424	$9,282	$(14)	$7	$(7)	19.04%	19.66%	11.60%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2013.

Significant Inputs to OTTI Credit Analysis for All PLRMBS
(In millions)
December 31, 2013
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	11.3	17.0	34.9	20.3
2007	8.5	4.7	34.0	9.7
2006	10.9	15.2	36.5	12.2
2005	12.4	6.1	32.1	12.9
2004 and earlier	13.3	4.5	31.4	10.6
Total Prime	12.5	7.8	32.6	12.7
Alt-A, option ARM
2007	5.1	48.8	44.7	22.5
2006	4.6	49.7	46.3	13.3
2005	5.8	32.5	38.6	8.5
Total Alt-A, option ARM	5.1	46.2	43.9	19.1
Alt-A, other
2007	10.3	31.9	40.8	9.0
2006	8.6	29.0	44.2	10.4
2005	9.2	17.7	39.6	8.0
2004 and earlier	11.7	12.5	32.8	16.3
Total Alt-A, other	9.7	22.3	39.7	9.8
Total	9.5	23.4	39.2	11.6

Credit enhancement is defined as the subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The calculated averages represent the dollar-weighted averages of all the PLRMBS investments in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the security, which may not necessarily be the same as the classification at the time of origination.

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at December 31, 2013, and 2012.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	2013			2012
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$295	$1,878	$2,173	$415	$2,308	$2,723
Alt-A, option ARM	—	1,532	1,532	—	1,682	1,682
Alt-A, other	2,716	4,337	7,053	3,354	4,951	8,305
Total	$3,011	$7,747	$10,758	$3,769	$8,941	$12,710

The following table presents PLRMBS in a loss position at December 31, 2013.

PLRMBS in a Loss Position at December 31, 2013

(In millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$1,598	$1,538	$1,527	$48	10.95%	—%
Alt-A, option ARM	880	765	690	76	29.03	—
Alt-A, other	4,405	4,153	3,879	300	17.43	0.27
Total	$6,883	$6,456	$6,096	$424	17.41%	0.17%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Prime
2008	91.67%	88.46%	89.37%	91.15%	87.39%
2007	80.36	80.06	79.45	79.37	76.94
2006	92.56	93.71	93.93	93.83	94.48
2005	97.01	96.88	96.67	95.97	95.48
2004 and earlier	98.14	97.81	97.47	98.51	97.48
Weighted average of all Prime	93.01	92.53	92.35	93.04	91.62
Alt-A, option ARM
2007	77.90	74.73	74.94	72.20	67.50
2006	75.71	70.78	72.28	72.26	64.97
2005	47.44	46.38	45.14	40.21	36.11
Weighted average of all Alt-A, option ARM	72.66	69.63	69.73	66.94	62.02
Alt-A, other
2008	93.74	92.58	91.14	91.06	87.38
2007	83.76	83.24	82.39	81.82	79.38
2006	82.84	82.12	80.48	80.43	76.66
2005	86.80	85.94	85.45	85.30	82.57
2004 and earlier	97.60	97.47	96.88	97.18	95.68
Weighted average of all Alt-A, other	87.17	86.52	85.77	85.60	82.96
Weighted average of all PLRMBS	86.28%	85.39%	84.95%	84.67%	82.05%

The Bank determined that, as of December 31, 2013, the gross unrealized losses on the PLRMBS that have not had an OTTI charge are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2013, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2013. Additional future credit-related OTTI charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for bilateral derivatives credit exposure. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (clearing agent) with a derivative clearing organization (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of December 31, 2013.

Cleared Derivatives. The Bank is subject to nonperformance by the derivative clearing organization(s) (clearinghouse(s)) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2013.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$8	$—	$—	$—	$—
A	12,739	332	(255)	(71)	6
Cleared derivatives(2)	31,082	14	7	—	21
Liability positions with credit exposure:
Bilateral derivatives
A	4,404	(36)	37	—	1
Total derivative positions with credit exposure to nonmember counterparties	48,233	$310	$(211)	$(71)	$28
Derivative positions without credit exposure	33,337
Total notional	$81,570

December 31, 2012
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$1,473	$3	$—	$(3)	$—
A	55,506	616	(90)	(522)	4
Total derivative positions with credit exposure to nonmember counterparties	56,979	$619	$(90)	$(525)	$4
Derivative positions without credit exposure	33,437
Total notional	$90,416

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and adjusted return on capital sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” Compliance with Bank policies and guidelines is regularly presented to the Bank’s Enterprise Risk Committee, the Asset-Liability Management Committee, and the Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk.

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity - The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. As explained below, the Bank measures, monitors, and reports on market value of capital sensitivity but does not have a policy limit for this measure.

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

Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par value of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of December 31, 2013.

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

At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including interest rate curves, spreads for discounting, and mortgage prepayment assumptions. The Bank also compares the mortgage prepayment assumptions in the third-party model to other sources, including actual mortgage prepayment history.

The table below presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2013	December 31, 2012
+200 basis-point change above current rates	–3.7%	–0.7%
+100 basis-point change above current rates	–1.7	+0.1
–100 basis-point change below current rates(2)	+1.5	+2.6
–200 basis-point change below current rates(2)	+3.1	+4.9

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2013, show greater adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The cumulative effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. In addition, the increase in intermediate- and long-term interest rates contributed to the decrease in sensitivity in the declining rate scenarios. LIBOR interest rates as of December 31, 2013, were 1 basis point lower for the 1-year term, 95 basis points higher for the 5-year term, and 127 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of December 31, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.
Embedded in the market value of capital sensitivity table are risk projections for mortgage assets. In general, as interest rates increase, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time because mortgage prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in interest rates is generally higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank now uses estimates of the sensitivity of the net portfolio value of capital to measure that risk, as explained above.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2013, show greater adverse sensitivity in the rising rate scenarios and a minor change in sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The cumulative effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2013	December 31, 2012
+200 basis-point change above current rates	–3.7%	–0.8%
+100 basis-point change above current rates	–1.6	+0.2
–100 basis-point change below current rates(2)	+0.7	+0.0
–200 basis-point change below current rates(2)	+0.6	–0.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 144.9% as of December 31, 2013.

Adjusted Return on Capital - The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings exclude the interest expense on mandatorily redeemable capital stock. Economic earnings also exclude the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement Agreement, as amended. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

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

Duration Gap - Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at December 31, 2013, and negative one month at December 31, 2012. The increase in duration is primarily related to slower projected mortgage prepayment speeds. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future.

Total Bank Duration Gap Analysis

	December 31, 2013		December 31, 2012
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$85,774	11	$86,421	8
Liabilities	80,065	10	80,808	9
Net	$5,709	1	$5,613	(1)

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Advances-Related Business - Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

Money market investments used for liquidity management generally have maturities of less than three months. In addition, the Bank invests in non-MBS agency securities, generally with terms of less than three years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing capital (capital stock, including mandatorily redeemable capital stock, and retained earnings). The Bank’s strategy is generally to invest 50% of capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (a laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess capital stock. Excess capital stock usually results from a decline in a borrower’s outstanding advances or by a membership termination. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

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

Mortgage-Related Business - The Bank’s mortgage assets include MBS, most of which are classified as HTM or as AFS, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the impact of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively limited. Any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an asset is purchased and on an ongoing basis for the total portfolio. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated net market value sensitivity, taking into consideration the estimated mortgage prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

At least monthly, the Bank reviews the estimated market risk profile of the entire portfolio of mortgage assets and related funding and hedging transactions. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risk profile. Periodically, the Bank performs more in-depth analyses, which include an analysis of the impacts of non-parallel shifts in the yield curve and assessments of the impacts of unanticipated mortgage prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio’s market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank manages the estimated interest rate risk associated with mortgage assets, including mortgage prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and mortgage prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps.

As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity,” the Bank uses net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. In addition, the Bank continues to use market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank measures, monitors, and reports on both the net portfolio value of capital sensitivity and the market value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2013, and 2012.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2013	December 31, 2012
+200 basis-point change	–2.1%	+1.1%
+100 basis-point change	–1.0	+0.9
–100 basis-point change(2)	+1.0	+1.0
–200 basis-point change(2)	+2.1	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2013, generally show a shift to adverse sensitivity in the rising rate scenarios and less sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The cumulative effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. In addition, the increase in intermediate- and long-term interest rates contributed to the decrease in sensitivity in the declining rate scenarios. LIBOR interest rates as of December 31, 2013, were 1 basis point lower for the 1-year term, 95 basis points higher for the 5-year term, and 127 basis points higher for the 10-year term relative to December 31, 2012. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. However, as of December 31, 2013, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2012.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2013, and 2012. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2013, show a shift to adverse sensitivity in rising rate scenarios and lower sensitivity in declining rate scenarios compared with the estimates as of December 31, 2012. The changes in sensitivity are primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The cumulative effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. In addition, the increase in intermediate- and long-term interest rates contributed to the decrease in sensitivity in the declining rate scenarios. LIBOR interest rates as of December 31, 2013, were 1 basis point lower for the 1-year term, 95 basis points higher for the 5-year term, and 127 basis points higher for the 10-year term compared with rates as of December 31, 2012. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2013	December 31, 2012
+200 basis-point change above current rates	–2.3%	+0.8%
+100 basis-point change above current rates	–1.0	+0.9
–100 basis-point change below current rates(2)	+0.2	–1.3
–200 basis-point change below current rates(2)	–0.2	–2.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Interest Rate Exchange Agreements. A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business, including its lending, investment, and funding activities.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2013 and 2012.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2013	December 31, 2012
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$12,448	$10,166
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,926	477
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,826	6,976
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	130	141
Subtotal Economic Hedges(1)			8,882	7,595
Total			21,330	17,761
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	17,877	19,798
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	1,163	5,639
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,350	1,360
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	5,823	24,923
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,545	11,061
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	860	535
Subtotal Economic Hedges(1)			12,741	43,518
Total			30,618	63,316

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2013	December 31, 2012
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,070	670
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	5,830	1,888
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,097	1,675
Subtotal Economic Hedges(1)			8,927	3,563
Total			9,997	4,233
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,025	755
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	15,048	599
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	280	630
Total			16,353	1,984
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	2,942	2,692
Total			2,942	2,692
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	430
Total			330	430
Total Notional Amount			$81,570	$90,416

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). An economic hedge introduces the potential for earnings variability caused by changes in the fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets and liabilities. Finance Agency regulations and the Bank's Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank's policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The primary objective of the financial management practices of the Bank is to preserve and enhance the long-term economic performance and risk management of the Bank. In accordance with the accounting for derivative instruments and hedging activities, reported net income and other comprehensive income will likely exhibit period-to-period volatility, which may be significant.

At December 31, 2013, the total notional amount of interest rate exchange agreements outstanding was $81.6 billion, compared with $90.4 billion at December 31, 2012. The $8.8 billion decrease in the notional amount of derivatives during 2013 was due to a net $26.9 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a net $0.1 billion decrease in interest rate exchange agreements hedging intermediary positions, partially offset by a net $14.4 billion increase in interest rate exchange agreements hedging discount notes, a net $3.6 billion increase in interest rate exchange agreements hedging advances, and a net $0.2 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measurement of the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2013 and 2012.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$12,448	$(87)	$87	$—	$—
Non-callable bonds	17,877	490	(491)	—	(1)
Callable bonds	1,070	(8)	13	—	5
Subtotal	31,395	395	(391)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	8,882	(107)	—	96	(11)
Non-callable bonds	12,741	73	—	(17)	56
Callable bonds	8,927	(74)	—	142	68
Discount notes	16,353	13	—	—	13
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	50,175	(96)	—	221	125
Total excluding accrued interest	81,570	299	(391)	221	129
Accrued interest	—	19	(33)	7	(7)
Total	$81,570	$318	$(424)	$228	$122

December 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,166	$(270)	$268	$—	$(2)
Non-callable bonds	19,798	844	(843)	—	1
Callable bonds	670	10	(4)	—	6
Subtotal	30,634	584	(579)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,595	(288)	—	270	(18)
Non-callable bonds	43,518	210	—	(35)	175
Callable bonds	3,563	1	—	13	14
Discount notes	1,984	(20)	—	—	(20)
FFCB bonds	2,692	(1)	—	—	(1)
Intermediated	430	—	—	—	—
Subtotal	59,782	(98)	—	248	150
Total excluding accrued interest	90,416	486	(579)	248	155
Accrued interest	—	90	(108)	3	(15)
Total	$90,416	$576	$(687)	$251	$140

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

The Bank has identified the following accounting policies and estimates as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”

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

At December 31, 2013, the Bank had $44.4 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $163.2 billion. At December 31, 2012, the Bank had $43.8 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $159.6 billion.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2013, the Bank expects to collect all amounts due on credit products according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2013 and 2012, and for MPF Plus loans totaling $2 million as of December 31, 2013, and $3 million as of December 31, 2012.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2013 and 2012, and for MPF Plus loans totaling de minimis amounts as of December 31, 2013 and 2012.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment quality counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012. The Bank did not have any securities purchased under agreements to resell at December 31, 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2013 and 2012, were repaid according to the contractual terms.

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

For additional discussion of the Bank’s accounting for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Derivatives and Hedging Activities.”

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

Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting for that relationship. In addition, the Bank discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The Bank treats modifications of hedged items (such as a reduction in par value, change in maturity date, or change in strike rates) as a termination of a hedge relationship.

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All bilateral derivatives with counterparties that are members of the Bank and that are not derivatives dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivatives dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank's net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty's creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. In addition, the Bank is subject to nonperformance by the clearinghouse(s) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. See additional discussion of credit exposure to derivatives counterparties in “ Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, and the price used to measure fair value is an exit price considered from the perspective of the market participant that holds the asset or owes the liability.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2013:

•	Trading securities

•	AFS securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2013, the Bank measured its REO on a nonrecurring basis at Level 3 of the fair value hierarchy.

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

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (the amortized cost basis less any current-period credit loss), the carrying value of the debt security is adjusted to its fair value. However, instead of recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount of non-credit-related impairment is recognized in AOCI. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in AOCI. This presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security. The credit loss on a debt security is limited to the amount of that security's unrealized losses.

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank records an additional OTTI. The amount of total OTTI for a security that was previously impaired is calculated as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For an other-than-temporarily impaired security that was previously impaired and has subsequently incurred an additional OTTI related to credit loss (limited to that security's unrealized losses), this additional credit-related OTTI, up to the amount in AOCI, would be reclassified out of non-credit-related OTTI in AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

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

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted on a prospective basis when there is a significant increase in the expected cash flows. This accretion is included in net interest income in the Statements of Income, totaling $26 million, $9 million, and $3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Bank closely monitors the performance of its investment securities classified as AFS or HTM on at least a quarterly basis to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

Each FHLBank is responsible for making its own determination of impairment and of the reasonableness of the assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold the same private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank’s OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over the 12-month period beginning October 1, 2013. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates at December 31, 2013.

Months	December 31, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the expectations for near- and long-term housing price behavior.

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

For the years ended December 31, 2013 and 2012, the Bank recorded a credit-related OTTI charge of $7 million and $44 million, respectively.

Because there is a risk that the Bank may record additional material OTTI charges in future periods, the Bank's earnings and retained earnings and its ability to pay dividends and repurchase excess capital stock could be adversely affected in future periods.

Additional information about OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Recent Developments

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae and Freddie Mac (together, the Enterprises) and the FHLBanks. In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including a requirement that the entities adopt an enterprise-wide risk management program and have a chief risk officer with certain enumerated responsibilities;

•	Require each entity to maintain a compliance program headed by a compliance officer who reports directly to the president;

•	Require each entity’s board to include committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act.

The proposed rule further subjects an entity’s indemnification policies to review by the Finance Agency for safety and soundness. Comments on the proposed rule are due by May 15, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the Finance Agency published a final Advisory Bulletin that sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The guidance states that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•	An FHLBank’s control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
The use of funding agreements between an FHLBank and an insurance company member to document advances and whether that FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral;

•
The FHLBank’s documented framework, procedures, methodologies, and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	Whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration (NCUA) published a final rule requiring, among other things, that federally insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely affect the Bank’s results of operations if it causes the Bank’s federally insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. The published rule is scheduled to become effective March 31, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued a proposed rule with a comment deadline of

January 31, 2014, for a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. A modified and slightly less rigorous LCR would apply to bank holding companies and savings and loan holding companies with $50 billion or more in total assets. Among other things, the proposed rule defines various categories of high quality liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank System consolidated obligations would be categorized as Level 2A HQLAs. At this time, the impact of this rule, if adopted, on FHLBank System consolidated obligations is uncertain.

Final Rule on Stress Testing. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess annually the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On September 20, 2013, the Finance Agency and other U.S. federal regulators jointly issued a proposed rule, with a comment deadline of October 30, 2013, that proposes requiring sponsors of asset-backed securities (ABS) to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The Bank is currently assessing the impact of this proposed rule and has not yet determined the effect, if any, that this rule, if adopted, may have on the Bank’s operations.

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay and QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could cause lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for Bank advances. In addition, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $766.8 billion at December 31, 2013, and $687.9 billion at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $77.0 billion at December 31, 2013, and $74.5 billion at December 31, 2012. At December 31, 2013, the Bank had committed to the issuance of $1.6 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. At December 31, 2012, the Bank had committed to the issuance of $635 million in consolidated obligations, $500 million of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies.”

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2013, the Bank had $8 million in advance commitments and $3.6 billion in standby letters of credit outstanding. At December 31, 2012, the Bank had $21 million in advance commitments and $3.4 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was $(1) million at December 31, 2013, and $1 million at December 31, 2012. The estimated fair value of the letters of credit was $12 million and $13 million at December 31, 2013 and 2012, respectively.

Contractual Obligations

The following table summarizes the Bank's contractual obligations as of December 31, 2013, except for obligations associated with short-term discount notes. Additional information with respect to the Bank's consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 21 – Commitments and Contingencies.”

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

Contractual Obligations

(In millions)
December 31, 2013
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$26,161	$14,841	$4,383	$7,384	$52,769
Mandatorily redeemable capital stock	571	1,399	23	77	2,070
Operating leases	4	8	8	6	26
Pension and post-retirement contributions	3	6	5	10	24
Total contractual obligations	$26,739	$16,254	$4,419	$7,477	$54,889

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining adequate internal control over the Bank's financial reporting. The Bank’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the ability of internal control over financial reporting to provide absolute assurance of achieving financial report objectives. These inherent limitations include the possibility of human error and the circumvention or overriding of controls. Accordingly, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process, however, and it is possible to design into the process safeguards to reduce, although not eliminate, this risk.

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2013, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “FHLBank”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 14, 2014

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$4,906	$104
Securities purchased under agreements to resell	—	1,500
Federal funds sold	7,498	10,857
Trading securities(a)	3,208	3,191
Available-for-sale securities(a)	7,047	7,604
Held-to-maturity securities (fair values were $17,352 and $17,584, respectively)(b)	17,507	17,376
Advances (includes $7,069 and $7,390 at fair value under the fair value option, respectively)	44,395	43,750
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $3, respectively	905	1,289
Accrued interest receivable	81	101
Premises, software, and equipment, net	25	26
Derivative assets, net	116	529
Other assets	86	94
Total Assets	$85,774	$86,421
Liabilities:
Deposits	$193	$227
Consolidated obligations:
Bonds (includes $10,115 and $27,884 at fair value under the fair value option, respectively)	53,207	70,310
Discount notes	24,194	5,209
Total consolidated obligations	77,401	75,519
Mandatorily redeemable capital stock	2,071	4,343
Accrued interest payable	95	175
Affordable Housing Program payable	151	144
Derivative liabilities, net	47	23
Other liabilities	107	377
Total Liabilities	80,065	80,808
Commitments and Contingencies (Note 21)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
35 shares and 42 shares, respectively	3,460	4,160
Unrestricted retained earnings	317	246
Restricted retained earnings	2,077	2,001
Total Retained Earnings	2,394	2,247
Accumulated other comprehensive income/(loss)	(145)	(794)
Total Capital	5,709	5,613
Total Liabilities and Capital	$85,774	$86,421

(a)	At December 31, 2013, and December 31, 2012, none of these securities were pledged as collateral that may be repledged.

(b)	At December 31, 2013, none of these securities were pledged as collateral that may be repledged. At December 31, 2012, $2 of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2013	2012	2011
Interest Income:
Advances	$340	$520	$692
Prepayment fees on advances, net	5	65	17
Securities purchased under agreements to resell	1	5	—
Federal funds sold	15	12	22
Trading securities	7	22	25
Available-for-sale securities	276	317	238
Held-to-maturity securities	392	476	679
Mortgage loans held for portfolio	50	77	113
Total Interest Income	1,086	1,494	1,786
Interest Expense:
Consolidated obligations:
Bonds	432	574	707
Discount notes	17	21	34
Mandatorily redeemable capital stock	155	51	12
Total Interest Expense	604	646	753
Net Interest Income	482	848	1,033
Provision for/(reversal of) credit losses on mortgage loans	(1)	(1)	4
Net Interest Income After Mortgage Loan Loss Provision	483	849	1,029
Other Income/(Loss):
Net gain/(loss) on trading securities	2	(11)	(7)
Total other-than-temporary impairment (OTTI) loss	(14)	(55)	(437)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	7	11	24
Net OTTI loss, credit-related	(7)	(44)	(413)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(23)	(15)	25
Net gain/(loss) on derivatives and hedging activities	26	(101)	(256)
Other	7	7	6
Total Other Income/(Loss)	5	(164)	(645)
Other Expense:
Compensation and benefits	63	63	61
Other operating expense	53	52	46
Federal Housing Finance Agency	7	12	10
Office of Finance	5	5	6
Other	—	2	3
Total Other Expense	128	134	126
Income/(Loss) Before Assessments	360	551	258
REFCORP	—	—	17
Affordable Housing Program	52	60	25
Total Assessments	52	60	42
Net Income/(Loss)	$308	$491	$216

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2013	2012	2011
Net Income/(Loss)	$308	$491	$216
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	5	—	(5)
Net unrealized gain/(loss) on available-for-sale securities	—	(1)	3
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(4)	(28)	(2,672)
Net change in fair value of other-than-temporarily impaired securities	644	1,102	810
Reclassification of non-credit-related OTTI loss included in net income/(loss)	(3)	14	26
Total net non-credit-related OTTI loss on available-for-sale securities	637	1,088	(1,836)
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(4)	(25)	(207)
Reclassification of non-credit-related OTTI loss transferred to available-for-sale securities	—	—	157
Accretion of non-credit-related OTTI loss	7	9	266
Non-credit-related OTTI loss transferred to available-for-sale securities	4	28	2,672
Total net non-credit-related OTTI loss on held-to-maturity securities	7	12	2,888
Total other comprehensive income/(loss)	649	1,099	1,050
Total Comprehensive Income/(Loss)	$957	$1,590	$1,266

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	2	244					244
Repurchase of capital stock	(10)	(1,043)					(1,043)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(27)	(2,688)					(2,688)
Comprehensive income/(loss)			194	22	216	1,050	1,266
Cash dividends paid on capital stock (0.29%)				(22)	(22)		(22)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	3	266					266
Repurchase of capital stock	(9)	(864)					(864)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(37)					(37)
Comprehensive income/(loss)			198	293	491	1,099	1,590
Cash dividends paid on capital stock (0.97%)				(47)	(47)		(47)
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	5	530					530
Repurchase of capital stock	(12)	(1,226)					(1,226)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Comprehensive income/(loss)			76	232	308	649	957
Cash dividends paid on capital stock (3.99%)				(161)	(161)		(161)
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net Income/(Loss)	$308	$491	$216
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(68)	(32)	(76)
Provision for/(reversal of) credit losses on mortgage loans	(1)	(1)	4
Change in net fair value adjustment on trading securities	(2)	11	7
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	23	15	(25)
Change in net derivatives and hedging activities	7	42	269
Net OTTI loss, credit-related	7	44	413
Other adjustments	—	—	(3)
Net change in:
Accrued interest receivable	21	86	59
Other assets	(8)	(10)	26
Accrued interest payable	(85)	(66)	(231)
Other liabilities	18	2	(77)
Total adjustments	(88)	91	366
Net cash provided by/(used in) operating activities	220	582	582
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(128)	28	—
Securities purchased under agreements to resell	1,500	(1,500)	—
Federal funds sold	3,359	(5,491)	10,946
Premises, software, and equipment	(8)	(7)	(12)
Trading securities:
Proceeds from maturities of long-term	236	2,548	864
Purchases of long-term	(525)	(2,666)	(1,160)
Available-for-sale securities:
Proceeds from maturities of long-term	1,283	3,208	836
Held-to-maturity securities:
Net (increase)/decrease in short-term	79	3,602	3,999
Proceeds from maturities of long-term	3,927	4,397	4,580
Purchases of long-term	(4,193)	(4,014)	(6,145)
Advances:
Principal collected	529,782	361,716	255,620
Made to members	(530,789)	(337,460)	(228,146)
Mortgage loans held for portfolio:
Principal collected	379	540	555
Proceeds from sales of foreclosed assets	4	3	—
Net cash provided by/(used in) investing activities	4,906	24,904	41,937

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2013	2012	2011
Cash Flows from Financing Activities:
Net change in:
Deposits	273	(360)	(312)
Net (payments)/proceeds on derivative contracts with financing elements	66	48	60
Net proceeds from issuance of consolidated obligations:
Bonds	29,195	53,478	56,156
Discount notes	107,252	49,244	56,361
Bonds transferred from another Federal Home Loan Bank	122	—	15
Payments for matured and retired consolidated obligations:
Bonds	(45,827)	(66,189)	(93,645)
Discount notes	(88,272)	(63,180)	(56,735)
Proceeds from issuance of capital stock	530	266	244
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2,276)	(1,272)	(859)
Payments for repurchase of capital stock	(1,226)	(864)	(1,043)
Cash dividends paid	(161)	(47)	(22)
Net cash provided by/(used in) financing activities	(324)	(28,876)	(39,780)
Net increase/(decrease) in cash and due from banks	4,802	(3,390)	2,739
Cash and due from banks at beginning of the period	104	3,494	755
Cash and due from banks at end of the period	$4,906	$104	$3,494
Supplemental Disclosures:
Interest paid	$520	$627	$935
Affordable Housing Program payments	45	66	49
REFCORP payments	—	—	54
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	4	5	5
Transfers of other-than-temporarily impaired held-to-maturity securities to available-for-sale securities	72	140	7,940

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. To access the Bank's products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase capital stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

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

Note 1 — Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. Actual results could differ significantly from these estimates.

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

Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal funds sold with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2013 and 2012, were repaid according to the contractual terms.

Investment Securities. The Bank classifies investments as trading, available-for-sale (AFS), or held-to-maturity (HTM) at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments as trading. These securities are held for liquidity purposes and carried at fair value with changes in the fair value of these investments recorded in other income. The Bank does not participate in speculative trading practices and holds these investments indefinitely as the Bank periodically evaluates its liquidity needs.

The Bank classifies certain securities as AFS and carries these securities at their fair value. Unrealized gains and losses on these securities are recognized in accumulated other comprehensive income (AOCI).

HTM securities are carried at cost, adjusted for periodic principal repayments; amortization of premiums and accretion of discounts; and previous OTTI recognized in net income and AOCI. The Bank classifies these investments as HTM securities because the Bank has the positive intent and ability to hold these securities until maturity.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (the amortized cost basis less any current-period credit loss), the carrying value of the debt security is adjusted to its fair value. However, instead of recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount of non-credit-related impairment is recognized in AOCI. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in AOCI. This presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security. The credit loss on a debt security is limited to the amount of that security's unrealized losses.

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank records an additional OTTI. The amount of total OTTI for a security that was previously impaired is calculated as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For an other-than-temporarily impaired security that was previously impaired and has subsequently incurred an additional OTTI related to credit loss (limited to that security's unrealized losses), this additional credit-related OTTI, up to the amount in AOCI, would be reclassified out of non-credit-related OTTI in AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 19 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2013, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Advance Modifications. In cases in which the Bank funds an advance concurrent with or within a short period of time before or after the prepayment of a previous advance to the same member, the Bank evaluates whether the subsequent advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of the cash flows on the subsequent advance to the present value of the cash flows remaining on the previous advance. If there is at least a 10 percent difference in the present value of the cash flows or if the Bank concludes that the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the previous advance's contractual terms, then the subsequent advance is accounted for as a new advance. In all other instances, the subsequent advance is accounted for as a modification.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the first loss account, and the participating institution assuming credit losses in excess of the first loss account, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement was originally calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account were limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

For taking on the credit enhancement obligation, the Bank pays the participating institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance-based credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating institution beginning 12 months later. The performance-based credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the first loss account established for each master commitment. The participating institutions obtained supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each applicable portfolio segment. See Note 10 - Allowance for Credit Losses for more information.
Allowance for Credit Losses on Credit Products. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for credit products to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 10 – Allowance for Credit Losses, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) defines community financial institutions as Federal Deposit Insurance Corporation (FDIC)-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2013 was $1,095. The Bank has never experienced any credit losses on any of its credit products. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis.

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

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2013, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

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

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2013, the Bank’s other assets included $3 of REO resulting from foreclosure of 27 mortgage loans held by the Bank. At December 31, 2012, the Bank’s other assets included $3 of REO resulting from foreclosure of 30 mortgage loans held by the Bank.

Other Fees. Letter of credit fees are recorded as other income over the term of the letter of credit.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair value. The Bank has elected to report derivative assets and derivative liabilities net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to futures commission merchants (clearing agents) or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Under limited circumstances, when the Bank discontinues cashflow hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period, or within the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within the following two months, the gains and losses that were recorded in AOCI are recognized immediately in earnings.

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $67 and $58 at December 31, 2013 and 2012, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was$9 for 2013, $10 for 2012, and $7 for 2011. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software, and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2013, 2012, and 2011, respectively.

The cost of computer software developed or obtained for internal use is capitalized and depreciated over future periods. At December 31, 2013 and 2012, the Bank had $20 and $21 in unamortized computer software costs respectively. Depreciation of computer software costs charged to expense was $7, $9, and $5 in 2013, 2012, and 2011, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $14 and $16 at December 31, 2013 and 2012, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $7, $22, and $25, in 2013, 2012, and 2011, respectively.

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

Affordable Housing Program. As more fully discussed in Note 13 – Affordable Housing Program, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rate (LIBOR), provides a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not affect the Bank’s financial statement disclosures, financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the guidance requires an entity to disclose the nature and amount of the obligations as well as other information about the obligations. The guidance is effective for interim and annual periods beginning on or after December 15, 2013, and is to be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company’s financial position, whether a company’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards. The guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The Bank is required to disclose both gross and net information about derivatives, repurchase, and security lending instruments that meet these criteria. The guidance, as amended, became effective for the Bank for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in additional financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/(loss) (AOCI). The guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it requires the Bank to provide information about the amounts reclassified out of AOCI by component. In addition, the Bank is required to present significant amounts reclassified out of AOCI, either on the face of the financial statement where net income is presented or in the footnotes. These amounts are presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Bank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. The guidance became effective for the Bank for interim and annual periods beginning on January 1, 2013, and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities) and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. However, the Finance Agency issued additional guidance extending the effective date of the advisory bulletin. The Bank implemented the asset classification provisions as of January 1, 2014. The charge-off provisions are to be implemented no later than January 1, 2015. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $1 for 2013 and $1 for 2012.

Effective July 12, 2012, the Federal Reserve eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco for this program.

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2013 and 2012, was as follows:

	2013	2012
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,194	$3,175
MBS – Other U.S. obligations – Ginnie Mae	14	16
Total	$3,208	$3,191

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
December 31, 2013 and 2012, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	2013	2012
Trading securities other than MBS:
Due in 1 year or less	$580	$234
Due after 1 year through 5 years	2,614	2,941
Subtotal	3,194	3,175
MBS – Other U.S. obligations – Ginnie Mae	14	16
Total	$3,208	$3,191

Interest Rate Payment Terms. Interest rate payment terms for trading securities at December 31, 2013 and 2012, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013	2012
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,194	$3,175
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	14	16
Total	$3,208	$3,191

The net unrealized gain/(loss) on trading securities was $2, $(11), and $(7) for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale securities by major security type as of December 31, 2013 and 2012, were as follows:

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$661	$(11)	$27	$—	$677
Alt-A, option ARM	1,122	(74)	51	—	1,099
Alt-A, other	5,376	(239)	142	(8)	5,271
Total	$7,159	$(324)	$220	$(8)	$7,047

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$832	$(46)	14	$—	$800
Alt-A, option ARM	1,227	(219)	2	—	1,010
Alt-A, other	6,293	(539)	40	—	5,794
Total	$8,352	$(804)	$56	$—	$7,604

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Redemption Terms. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At December 31, 2013, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,312 (including interest accretion adjustments of $40). At December 31, 2012, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,427 (including interest accretion adjustments of $61).

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the AFS securities with unrealized losses as of December 31, 2013 and 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of AFS securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$—	$287	$11	$315	$11
Alt-A, option ARM	—	—	674	74	674	74
Alt-A, other	677	10	2,351	237	3,028	247
Total	$705	$10	$3,312	$322	$4,017	$332

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$547	$46	$547	$46
Alt-A, option ARM	6	—	973	219	979	219
Alt-A, other	187	1	4,208	538	4,395	539
Total	$193	$1	$5,728	$803	$5,921	$804
As indicated in the tables above, as of December 31, 2013, the Bank’s investments classified as AFS had gross unrealized losses related to PLRMBS, which were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at December 31, 2013 and 2012, are shown in the following table:

	2013	2012
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,450	$3,055
Adjustable rate	4,709	5,297
Total	$7,159	$8,352

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013	2012
Collateralized mortgage obligations:
Converts in 1 year or less	$191	$59
Converts after 1 year through 5 years	364	703
Total	$555	$762

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,660	$—	$1,660	$—	$—	$1,660
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	416	—	416	—	(100)	316
Subtotal	2,076	—	2,076	—	(100)	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	—	1,575	3	(45)	1,533
GSEs:
Freddie Mac	5,250	—	5,250	53	(90)	5,213
Fannie Mae	6,331	—	6,331	109	(45)	6,395
Subtotal GSEs	11,581	—	11,581	162	(135)	11,608
PLRMBS:
Prime	1,380	—	1,380	1	(37)	1,344
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	906	(27)	879	24	(26)	877
Subtotal PLRMBS	2,302	(27)	2,275	25	(65)	2,235
Total MBS	15,458	(27)	15,431	190	(245)	15,376
Total	$17,534	$(27)	$17,507	$190	$(345)	$17,352

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,739	$—	$1,739	$—	$—	$1,739
Housing finance agency bonds:
CalHFA bonds	535	—	535	—	(114)	421
Subtotal	2,274	—	2,274	—	(114)	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	—	340	8	—	348
GSEs:
Freddie Mac	4,828	—	4,828	162	(1)	4,989
Fannie Mae	7,020	—	7,020	247	(5)	7,262
Subtotal GSEs	11,848	—	11,848	409	(6)	12,251
PLRMBS:
Prime	1,749	—	1,749	3	(57)	1,695
Alt-A, option ARM	41	—	41	—	(7)	34
Alt-A, other	1,158	(34)	1,124	23	(51)	1,096
Subtotal PLRMBS	2,948	(34)	2,914	26	(115)	2,825
Total MBS	15,136	(34)	15,102	443	(121)	15,424
Total	$17,410	$(34)	$17,376	$443	$(235)	$17,584

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

At December 31, 2013, the amortized cost of the Bank’s MBS classified as HTM included premiums of $71, discounts of $70, and credit-related OTTI of $6 (including interest accretion adjustments of $5). At December 31, 2012, the amortized cost of the Bank’s MBS classified as HTM included premiums of $67, discounts of $36, and credit-related OTTI of $6 (including interest accretion adjustments of $5).

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 5 – Available-for-Sale Securities and Note 7 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2013 and 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$316	$100	$316	$100
MBS:
Other U.S. obligations – Ginnie Mae	1,187	45	2	—	1,189	45
GSEs:
Freddie Mac	2,918	89	66	1	2,984	90
Fannie Mae	2,069	40	126	5	2,195	45
Subtotal GSEs	4,987	129	192	6	5,179	135
PLRMBS:
Prime	481	5	693	32	1,174	37
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	159	2	688	51	847	53
Subtotal PLRMBS	640	7	1,395	85	2,035	92
Total MBS	6,814	181	1,589	91	8,403	272
Total	$6,814	$181	$1,905	$191	$8,719	$372

December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$421	$114	$421	$114
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	314	1	13	—	327	1
Fannie Mae	56	1	270	4	326	5
Subtotal GSEs	370	2	283	4	653	6
PLRMBS:
Prime	83	2	1,197	55	1,280	57
Alt-A, option ARM	—	—	34	7	34	7
Alt-A, other	—	—	1,043	85	1,043	85
Subtotal PLRMBS	83	2	2,274	147	2,357	149
Total MBS	453	4	2,560	151	3,013	155
Total	$453	$4	$2,981	$265	$3,434	$269

As indicated in the tables above, the Bank’s investments classified as HTM had gross unrealized losses primarily related to CalHFA bonds and PLRMBS. The gross unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2013 and 2012,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,660	$1,660	$1,660
Due after 1 year through 5 years	—	—	—
Due after 5 years through 10 years	62	62	49
Due after 10 years	354	354	267
Subtotal	2,076	2,076	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	1,575	1,533
GSEs:
Freddie Mac	5,250	5,250	5,213
Fannie Mae	6,331	6,331	6,395
Subtotal GSEs	11,581	11,581	11,608
PLRMBS:
Prime	1,380	1,380	1,344
Alt-A, option ARM	16	16	14
Alt-A, other	906	879	877
Subtotal PLRMBS	2,302	2,275	2,235
Total MBS	15,458	15,431	15,376
Total	$17,534	$17,507	$17,352

December 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,739	$1,739	$1,739
Due after 1 year through 5 years	18	18	17
Due after 5 years through 10 years	46	46	39
Due after 10 years	471	471	365
Subtotal	2,274	2,274	2,160
MBS:
Other U.S. obligations – Ginnie Mae	340	340	348
GSEs:
Freddie Mac	4,828	4,828	4,989
Fannie Mae	7,020	7,020	7,262
Subtotal GSEs	11,848	11,848	12,251
PLRMBS:
Prime	1,749	1,749	1,695
Alt-A, option ARM	41	41	34
Alt-A, other	1,158	1,124	1,096
Subtotal PLRMBS	2,948	2,914	2,825
Total MBS	15,136	15,102	15,424
Total	$17,410	$17,376	$17,584

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at December 31, 2013 and 2012, are detailed in the following table:

	2013	2012
Amortized cost of HTM securities other than MBS:
Fixed rate	$1,660	$1,739
Adjustable rate	416	535
Subtotal	2,076	2,274
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	461	821
Adjustable rate	430	467
Collateralized mortgage obligations:
Fixed rate	10,820	9,096
Adjustable rate	3,747	4,752
Subtotal	15,458	15,136
Total	$17,534	$17,410

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2013	2012
Passthrough securities:
Converts in 1 year or less	$62	$76
Converts after 1 year through 5 years	316	614
Converts after 5 years through 10 years	72	116
Total	$450	$806
Collateralized mortgage obligations:
Converts in 1 year or less	$185	$26
Converts after 1 year through 5 years	133	506
Total	$318	$532

Note 7 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2013, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over the 12-month period beginning October 1, 2013. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates at December 31, 2013.

Months	December 31, 2013
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case housing price forecast that reflects the expectations for near- and long-term housing price behavior.

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

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of December 31, 2013 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2013, and the related current credit enhancement for the Bank.

December 31, 2013
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2007	10.1	5.6	31.0	19.4
2006	10.8	18.6	42.1	—
Total Prime	10.1	5.8	31.2	19.1
Alt-A, other
2007	8.8	38.9	46.0	6.9
2005	7.2	21.4	43.6	15.3
2004 and earlier	12.1	9.9	33.6	15.5
Total Alt-A, other	8.6	31.2	44.2	10.1
Alt-A, option ARM
2005	5.6	19.5	36.3	30.1
Total Alt-A, option ARM	5.6	19.5	36.3	30.1
Total	8.6	30.4	43.7	10.8

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

For each security classified as HTM, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $7 and $9 from AOCI to increase the carrying value of the respective PLRMBS classified as HTM for the years ended December 31, 2013 and 2012, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Balance, beginning of the year	$1,397	$1,362	$952
Charges on securities for which OTTI was not previously recognized	—	—	16
Additional charges on securities for which OTTI was previously recognized(1)	7	44	397
Increases in cash flows expected to be collected that are recognized over the remaining life of the securities	(26)	(9)	(3)
Balance, end of the year	$1,378	$1,397	$1,362

(1)
For the year ended December 31, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the year ended December 31, 2012, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2012. For the year ended December 31, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of an HTM security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers’ creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, nonrecurring, or unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity.

Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized an OTTI credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the issuers’ creditworthiness. The decline in the issuers’ creditworthiness is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the years ended December 31, 2013 and 2012. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

	2013				2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$22	$(2)	$—	$20
Alt-A, option ARM	22	(3)	—	19	—	—	—	—
Alt-A, other	54	(1)	—	53	146	(26)	—	120
Total	$76	$(4)	$—	$72	$168	$(28)	$—	$140

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at December 31, 2013 and 2012, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$795	$661	$677	$—	$—	$—	$—
Alt-A, option ARM	1,516	1,122	1,099	—	—	—	—
Alt-A, other	6,151	5,376	5,271	150	147	120	144
Total	$8,462	$7,159	$7,047	$150	$147	$120	$144

December 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$976	$832	$800	$—	$—	$—	$—
Alt-A, option ARM	1,641	1,227	1,010	—	—	—	—
Alt-A, other	7,153	6,293	5,794	173	171	136	159
Total	$9,770	$8,352	$7,604	$173	$171	$136	$159

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2013, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2013, the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. As of December 31, 2013, the Bank’s investments in housing finance agency bonds, which were issued by CalHFA , had gross unrealized losses totaling $100. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2013, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2013, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.06% to 8.57% at December 31, 2013, and 0.09% to 8.57% at December 31, 2012, as summarized below.

	2013		2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,556	0.50%	$19,565	0.61%
After 1 year through 2 years	6,838	1.48	5,957	1.47
After 2 years through 3 years	6,754	1.24	6,352	1.59
After 3 years through 4 years	3,208	1.43	5,869	1.35
After 4 years through 5 years	2,825	1.79	2,772	1.51
After 5 years	2,006	2.41	2,665	2.43
Total par value	44,187	1.00%	43,180	1.14%
Valuation adjustments for hedging activities	95		282
Valuation adjustments under fair value option	113		288
Total	$44,395		$43,750

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,833 at December 31, 2013, and $6,867 at December 31, 2012. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $235 at December 31, 2013, and $73 at December 31, 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s advances at December 31, 2013 and 2012, included $182 and $197, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2013 and 2012, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2013	2012	2013	2012
Within 1 year	$22,609	$19,633	$22,696	$19,747
After 1 year through 2 years	6,843	5,952	6,838	5,915
After 2 years through 3 years	6,850	6,357	6,754	6,352
After 3 years through 4 years	3,208	5,869	3,108	5,869
After 4 years through 5 years	2,901	2,762	2,785	2,672
After 5 years	1,776	2,607	2,006	2,625
Total par value	$44,187	$43,180	$44,187	$43,180

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2013 and 2012. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2013 and 2012.

December 31, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$7,750	18%	$15	3%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	76	16
JPMorgan Chase Bank, National Association(3)	835	2	8	2
Subtotal JPMorgan Chase & Co.	5,960	13	84	18
First Republic Bank	5,150	12	70	15
Bank of the West	4,933	11	30	6
One West Bank, FSB	4,501	10	41	9
Subtotal	28,294	64	240	51
Others	15,893	36	234	49
Total	$44,187	100%	$474	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	18%	$105	15%
JPMorgan Chase Bank, National Association(3)	1,542	4	14	2
Subtotal JPMorgan Chase & Co.	9,392	22	119	17
Citibank, N.A.(3)	8,285	19	44	6
Bank of the West	2,920	7	93	14
OneWest Bank, FSB	3,651	9	55	8
First Republic Bank	3,225	7	55	8
Subtotal	27,473	64	366	53
Others	15,707	36	313	47
Total	$43,180	100%	$679	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2013, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2013 and 2012, are detailed below:

	2013	2012
Par value of advances:
Fixed rate:
Due within 1 year	$17,998	$5,397
Due after 1 year	16,453	17,563
Total fixed rate	34,451	22,960
Adjustable rate:
Due within 1 year	4,558	14,168
Due after 1 year	5,178	6,052
Total adjustable rate	9,736	20,220
Total par value	$44,187	$43,180

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2013 and 2012.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2013, 2012, and 2011, as follows:

	2013	2012	2011
Prepayment fees received	$14	$211	$103
Fair value adjustments	(9)	(146)	(86)
Total prepayment fees, net	$5	$65	$17
Advance principal prepaid	$365	$9,858	$5,217

Note 9 — Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from its participating members from May 2002 through October 2006. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

On October 2, 2013, the Bank announced its renewed participation in the MPF Program. In 2014, the Bank plans to begin purchasing conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the MPF Original and MPF Government products. The Bank also plans to facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)
The Bank plans to begin with a small number of participating members, then add other members that are active mortgage originators and servicers later in 2014 or in 2015. The Bank previously purchased conventional conforming fixed rate residential mortgage loans from participating members from May 2002 to October 2006.

The following table presents information as of December 31, 2013 and 2012, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013	2012
Fixed rate medium-term mortgage loans	$238	$359
Fixed rate long-term mortgage loans	675	937
Subtotal	913	1,296
Unamortized premiums	10	10
Unamortized discounts	(16)	(14)
Mortgage loans held for portfolio	907	1,292
Less: Allowance for credit losses	(2)	(3)
Total mortgage loans held for portfolio, net	$905	$1,289

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

The participating member and the Bank share the risk of credit losses on conventional MPF loan products by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the liquidation value of the real property securing the loan. Under the MPF Program, the participating member's credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating member or may be a supplemental mortgage insurance policy paid for by the participating member, and may include a contingent performance-based credit enhancement fee payable to the participating member. The participating member is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2013, $1 in 2012, and $1 in 2011.
Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

December 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,015	79%	9,638	70%
OneWest Bank, FSB	173	13	3,064	22
Subtotal	1,188	92	12,702	92
Others	108	8	1,136	8
Total	$1,296	100%	13,838	100%

(1)	Nonmember institution.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each of the following portfolio segments:

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

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2013 and 2012, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

Section 10(e) of the FHLBank Act affords any security interest granted to the Bank by a member or any affiliate of the member or any nonmember borrower priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

The Bank classifies as impaired any advance with respect to which it is probable that all principal and interest due will not be collected according to its contractual terms. Impaired advances are valued using the present value of expected future cash flows discounted at the advance's effective interest rate, the advance's observable market price or, if collateral-dependent, the fair value of the advance's underlying collateral. When an advance is classified as impaired, the accrual of interest is discontinued and unpaid accrued interest is reversed. Advances do not return to accrual status until they are brought current with respect to both principal and interest and until the future principal payments are no longer in doubt. No advances were classified as impaired during the periods presented.

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2013 and 2012, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2013 and 2012.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2013, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During 2013, three member institutions were placed into receivership. These institutions had no advances outstanding at the time they were placed into receivership.

From January 1, 2014, to February 28, 2014, no member institutions were placed into receivership.

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
The following table presents information on delinquent mortgage loans as of December 31, 2013 and 2012.

	2013	2012
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$14	$18
60 – 89 days delinquent	7	7
90 days or more delinquent	27	32
Total past due	48	57
Total current loans	863	1,241
Total mortgage loans	$911	$1,298
In process of foreclosure, included above(2)	$17	$20
Nonaccrual loans	$27	$32
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.00%	2.45%

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

Individually Evaluated Mortgage Loans – Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions or automated valuation models (AVMs) based on property characteristics as well as recent market sales and current

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity for the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in home prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing price changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2013	2012	2011
Balance, beginning of the year	$3	$6	$3
Charge-offs – transferred to real estate owned (REO)	—	(2)	(1)
Provision for/(reversal of) credit losses	(1)	(1)	4
Balance, end of the year	$2	$3	$6
Ratio of net charge-offs during the period to average loans outstanding during the year	(0.07)%	(0.08)%	(0.07)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	2013	2012
Allowance for credit losses, end of the year
Individually evaluated for impairment	$2	$3
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$2	$3
Recorded investment, end of the year
Individually evaluated for impairment	$27	$31
Collectively evaluated for impairment	884	1,267
Total recorded investment	$911	$1,298

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment as of December 31, 2013 and 2012, are as follows:

	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$20	$20	$—	$19	$19	$—
With an allowance	7	7	2	12	12	3
Total	$27	$27	$2	$31	$31	$3

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2013	2012
With no related allowance	$19	$19
With an allowance	11	16
Total	$30	$35

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment for the member selling the loans, as follows:

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2013 and 2012, and for MPF Plus loans totaling $2 as of December 31, 2013, and $3 as of December 31, 2012.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2013 and 2012, and for MPF Plus loans totaling de minimis amounts as of December 31, 2013 and 2012.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8 as of December 31, 2013 and 2012. During 2013 and 2012, the amount of the pre- and post-modification recorded investment in TDRs that occurred during the year was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012. The Bank did not have any term securities purchased under agreements to resell at December 31, 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2013 and 2012, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of December 31, 2013 and 2012, were as follows:

	2013	2012
Interest-bearing deposits:
Demand and overnight	$190	$224
Term	1	2
Other	1	—
Total interest-bearing deposits	192	226
Non-interest-bearing deposits	1	1
Total	$193	$227

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2013 and 2012, are detailed in the following table:

	2013		2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.01%	$2	0.03%
Adjustable rate	191	0.01	224	0.01
Total interest-bearing deposits	192	0.01	226	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$193	0.01%	$227	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at December 31, 2013, and $2 at December 31, 2012. These time deposits were scheduled to mature within three months.

Note 12 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 21 – Commitments and Contingencies. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. The maturity of consolidated obligation bonds generally ranges from 1 to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature.

The par value of the outstanding consolidated obligations of all 12 FHLBanks was $766,837 at December 31, 2013, and $687,902 at December 31, 2012. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2013, the Bank had qualifying assets totaling $85,547, and the Bank's participation in consolidated obligations outstanding was $77,401.

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR, the Federal funds effective rate, and others. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond indexed to LIBOR.

In addition to having fixed rate or simple adjustable rate coupon payment terms, consolidated obligations may include:

•	Callable bonds, which the Bank may call in whole or in part at its option on predetermined call dates according to the terms of the bond offerings;

•
Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates according to the terms of the bond offerings;

•
Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates according to the terms of the bond offerings;

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013		2012
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$26,161	0.40%	$40,714	1.25%
After 1 year through 2 years	7,101	0.80	9,661	0.87
After 2 years through 3 years	7,740	2.94	3,622	1.34
After 3 years through 4 years	1,963	2.50	6,406	3.45
After 4 years through 5 years	2,420	1.49	2,896	2.14
After 5 years	7,384	1.99	6,022	2.18
Total par value	52,769	1.17%	69,321	1.52%
Unamortized premiums	78		69
Unamortized discounts	(16)		(22)
Valuation adjustments for hedging activities	491		906
Fair value option valuation adjustments	(115)		36
Total	$53,207		$70,310

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $13,042 at December 31, 2013, and $8,778 at December 31, 2012. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $9,997 at December 31, 2013, and $4,233 at December 31, 2012. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at December 31, 2013 and 2012, was as follows:

	2013	2012
Par value of consolidated obligation bonds:
Non-callable	$39,727	$60,543
Callable	13,042	8,778
Total par value	$52,769	$69,321

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2013 and 2012, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2013	2012
Within 1 year	$36,093	$48,712
After 1 year through 2 years	6,046	9,271
After 2 years through 3 years	7,550	3,547
After 3 years through 4 years	1,478	6,131
After 4 years through 5 years	830	1,093
After 5 years	772	567
Total par value	$52,769	$69,321

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

consolidated obligation discount notes, at December 31, 2013 and 2012, all of which are due within one year, was as follows:

	2013		2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$24,199	0.10%	$5,211	0.15%
Unamortized discounts	(5)		(2)
Total	$24,194		$5,209
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2013 and 2012, are detailed in the following table.

	2013	2012
Par value of consolidated obligations:
Bonds:
Fixed rate	$38,489	$40,823
Adjustable rate	11,218	26,918
Step-up	2,460	1,345
Step-down	340	165
Fixed rate that converts to adjustable rate	262	70
Total bonds, par	52,769	69,321
Discount notes, par	24,199	5,211
Total consolidated obligations, par	$76,968	$74,532

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

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2013 and 2012. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 20 – Fair Value.

Note 13 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

greater of $100 or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP before the REFCORP obligation was fully satisfied). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The FHLBanks fully satisfied their REFCORP obligation with their payment made on July 15, 2011. For more information, see Note 14 – Resolution Funding Corporation Assessments.

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2013, 2012, or 2011. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2013, 2012, or 2011.

The Bank's total AHP assessments equaled $52, $60, and $25 during 2013, 2012, and 2011, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2013	2012	2011
Balance, beginning of the year	$144	$150	$174
AHP assessments	52	60	25
AHP grant payments	(45)	(66)	(49)
Balance, end of the year	$151	$144	$150

All subsidies were distributed in the form of direct grants in 2013, 2012, and 2011.

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

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011. During 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Agreement), that requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account at that FHLBank until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. The FHLBanks began allocating 20% of net income to their new restricted retained earnings accounts in the third quarter of 2011. Under the Agreement, these restricted retained earnings will not be available to pay dividends. For more information, see Note 16 – Capital.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Because the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the Bank did not record a REFCORP assessment for the years ended December 31, 2013 and 2012, and in each of the last two quarters of 2011. The Bank's total REFCORP assessments equaled $17 in 2011.

Changes in the Bank's REFCORP (asset)/liability were as follows:

2011
Balance, beginning of the year	$37
REFCORP assessments	17
REFCORP payments	(54)
Balance, end of the year	$—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 15 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2013, 2012, and 2011:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2010	$(2)	$—	$(2,934)	$(7)	$(2,943)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(5)	(5)
Non-credit-related OTTI loss			(207)		(207)
Non-credit-related OTTI loss transferred		(2,672)	2,672		—
Net change in fair value	3	810			813
Accretion of non-credit-related OTTI loss			266		266
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		26	157		183
Net current period other comprehensive income/(loss)	3	(1,836)	2,888	(5)	1,050
Balance, December 31, 2011	1	(1,836)	(46)	(12)	(1,893)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss			(25)		(25)
Non-credit-related OTTI loss transferred		(28)	28		—
Net change in fair value	(1)	1,102			1,101
Accretion of non-credit-related OTTI loss			9		9
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		14	—		14
Net current period other comprehensive income/(loss)	(1)	1,088	12	—	1,099
Balance, December 31, 2012	—	(748)	(34)	(12)	(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				5	5
Non-credit-related OTTI loss			(4)		(4)
Non-credit-related OTTI loss transferred		(4)	4		—
Net change in fair value		644			644
Accretion of non-credit-related OTTI loss			7		7
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(3)	—		(3)
Net current period other comprehensive income/(loss)	—	637	7	5	649
Balance, December 31, 2013	$—	$(111)	$(27)	$(7)	$(145)

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

Under the Housing Act, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its risk-based capital requirement. Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital.

The Bank’s permanent capital must be greater than or equal to its risk-based capital requirement, which is equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

As of December 31, 2013 and 2012, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2013		2012
	Required	Actual	Required	Actual
Risk-based capital	$3,912	$7,925	$4,073	$10,750
Total regulatory capital	$3,431	$7,925	$3,457	$10,750
Total regulatory capital ratio	4.00%	9.24%	4.00%	12.44%
Leverage capital	$4,289	$11,888	$4,321	$16,125
Leverage ratio	5.00%	13.86%	5.00%	18.66%

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

The Bank has a cooperative ownership structure under which members, former members, and certain other nonmembers own the Bank's capital stock. Former members and certain other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the relevant five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements. Capital stock cannot be issued, repurchased, redeemed, or transferred except between the Bank and its members (or their affiliates and successors) at the capital stock's par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal, and the Bank will redeem or repurchase only the amounts that are in excess of the capital stock required to support activity (advances and mortgage loans) that may remain outstanding after the five-year redemption period has expired. The Bank will not redeem or repurchase activity-based capital stock as long as the activity remains outstanding, even after the expiration of the five-year redemption period. In both cases, the Bank will only redeem or repurchase capital stock if certain statutory and regulatory conditions are met. In accordance with the Bank's current practice, if activity-based capital stock becomes excess capital stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock at its discretion, subject to certain statutory and regulatory conditions, on a scheduled quarterly basis.

The Bank had mandatorily redeemable capital stock totaling $2,071 outstanding to 44 institutions at December 31, 2013, and $4,343 outstanding to 53 institutions at December 31, 2012. The change in mandatorily redeemable capital stock for the years ended December 31, 2013, 2012, and 2011 was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013	2012	2011
Balance at the beginning of the year	$4,343	$5,578	$3,749
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	4	30	19
Withdrawal from membership	—	3	—
Termination of membership(1)	—	4	3,169
Acquired by/transferred to members(2)	—	—	(500)
Redemption of mandatorily redeemable capital stock	(502)	(43)	(57)
Repurchase of excess mandatorily redeemable capital stock	(1,774)	(1,229)	(802)
Balance at the end of the year	$2,071	$4,343	$5,578

(1)
The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another FHLBank in connection with its merger with an affiliate outside of the Bank's district.

(2)
During the first quarter of 2011, the Bank allowed the transfer of excess capital stock totaling $500, from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based capital stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $155, $51, and $12 were recorded as interest expense in December 31, 2013, 2012, and 2011, respectively.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2013 and 2012.

Contractual Redemption Period	2013	2012
Within 1 year	$571	$847
After 1 year through 2 years	111	1,003
After 2 years through 3 years	1,289	194
After 3 years through 4 years	20	2,263
After 4 years through 5 years	3	36
Past contractual redemption date because of remaining activity(1)	77	—
Total	$2,071	$4,343

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•
The Bank may not redeem any capital stock if, following the redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All of the Bank's capital stock immediately becomes nonredeemable if the Bank fails to meet its minimum capital requirements.

•
The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Agency determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital that would have any of the following effects: cause the Bank not to comply with its regulatory capital requirements, result in negative retained earnings, or otherwise create an unsafe and unsound condition at the Bank.

•
In addition to being able to prohibit capital stock redemptions, the Bank's Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.

•
If, during the period between receipt of a capital stock redemption notice and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the capital stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after satisfaction of the Bank's obligations to creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder's share of the total shares of capital stock, subject to any limitations that may be imposed by the Finance Agency. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank's shareholders, subject to any terms and conditions imposed by the Finance Agency.

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

•
The Bank may not redeem any capital stock if the Bank is unable to provide the required quarterly certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to fully meet all of its obligations on a timely basis, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another FHLBank to obtain financial assistance to meet its current obligations.

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

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework is reviewed at least annually by the Bank's Board of Directors. It summarizes the Bank’s capital management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock. The Board of Directors may amend the Excess Stock Repurchase, Retained Earnings, and Dividend Framework from time to time.

The Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 144.9% as of December 31, 2013.

Retained Earnings Related to Valuation Adjustments - In accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments).

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

The purpose of retaining cumulative net gains in earnings resulting from valuation adjustments as restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in this way may preserve the Bank's ability to pay dividends, the reversal of the cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors periodically reviews the applicable methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2013, the amount of restricted retained earnings in the Bank's targeted buildup account was $1,800.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

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

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2013 and 2012:

	2013				2012
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the year	$73	$1,800	$128	$2,001	$79	$1,695	$29	$1,803
Transfers to/(from) restricted retained earnings	15	—	61	76	(6)	105	99	198
Balance at the end of the year	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2013, the Bank’s excess capital stock totaled $2,446, or 2.85% of total assets.

Dividends on capital stock are recognized as cash dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $316 at an annualized rate of 3.99% in 2013 and $98 at an annualized rate of 0.97% in 2012.

On February 20, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2013 at an annualized rate of 6.67%, totaling $98, including $59 in dividends on capital stock and $39 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 20, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 20, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2014.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $3,000 and $2,093 in excess capital stock during 2013 and 2012, respectively.

During 2013 and 2012, the five-year redemption period for $502 and $43, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption dates.

On February 20, 2014, the Bank announced that it plans to repurchase $750 in excess capital stock on March 21, 2014. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

Excess capital stock totaled $2,446 as of December 31, 2013, and $5,452 as of December 31, 2012.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2013 and 2012.

	2013		2012
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$1,279	23%	$2,246	26%
Banamex USA	1	—	2	—
Subtotal Citigroup Inc.	1,280	23	2,248	26
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	594	11	1,044	13
JPMorgan Chase Bank, National Association(1)	77	1	695	8
Subtotal JPMorgan Chase & Co.	671	12	1,739	21
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	518	9	909	11
Wells Fargo Financial National Bank	5	—	3	—
Subtotal Wells Fargo & Company	523	9	912	11
Total capital stock ownership over 10%	2,474	44	4,899	58
Others	3,057	56	3,604	42
Total	$5,531	100%	$8,503	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 17 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans

Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.

Non-Qualified Defined Benefit Plans. The Bank sponsors the following non-qualified defined benefit retirement plans:

•
Benefit Equalization Plan, a non-qualified retirement plan restoring benefits offered under the Cash Balance Plan that are limited by laws governing the plan. See below for further discussion of the defined contribution portion of the Benefit Equalization Plan.

•
Supplemental Executive Retirement Plan (SERP), a non-qualified unfunded retirement benefit plan available to the Bank's eligible senior officers, which generally provides a service-linked supplemental cash balance annual contribution credit to SERP participants and an annual interest credit of 6% that is in addition to the contributions made to the Cash Balance Plan.

•
Deferred Compensation Plan, a non-qualified retirement plan available to eligible Bank officers, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits vest according to the corresponding provisions of the Cash Balance Plan. See below for further discussion of the defined contribution portion of the Deferred Compensation Plan.

Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees hired before January 1, 2003. The Bank's costs are capped at 1998 health care premium amounts. As a result, changes in health care cost trend rates will have no effect on the Bank's accumulated postretirement benefit obligation or service and interest costs.

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the year	$36	$18	$2	$31	$16	$2
Service cost	3	2	—	3	1	—
Interest cost	1	1	—	1	1	—
Amendments	—	1	—	—	—	—
Actuarial gain/(loss)	(2)	(1)	—	1	1	—
Benefits paid	(1)	—	—	—	(1)	—
Benefit obligation, end of the year	$37	$21	$2	$36	$18	$2
Change in plan assets
Fair value of plan assets, beginning of the year	$32	$—	$—	$24	$—	$—
Actual return on plan assets	5	—	—	3	—	—
Employer contributions	2	—	—	5	1	—
Benefits paid	(1)	—	—	—	(1)	—
Fair value of plan assets, end of the year	$38	$—	$—	$32	$—	$—
Funded status at the end of the year	$1	$(21)	$(2)	$(4)	$(18)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2013 and 2012, consist of:

	2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	$1	$(21)	$(2)	$(4)	$(18)	$(2)

Amounts recognized in AOCI at December 31, 2013 and 2012, consist of:

	2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$5	$3	$(2)	$10	$3	$(1)
Prior service cost	—	1	—	—	—	—
AOCI	$5	$4	$(2)	$10	$3	$(1)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$37	$21	$2	$36	$18	$2
Accumulated benefit obligation	36	20	2	34	17	2
Fair value of plan assets	38	—	—	32	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2013, 2012, and 2011, were as follows:

	2013			2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$2	$—	$3	$1	$—	$2	$1	$—
Interest cost	1	1	—	1	1	—	1	1	—
Expected return on plan assets	(3)	—	—	(2)	—	—	(2)	—	—
Amortization of net loss/(gain)	1	—	—	1	—	—	—	—	—
Net periodic benefit cost	2	3	—	3	2	—	1	2	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	(5)	—	(1)	(1)	—	—	4	2	(1)
Prior service cost	—	1	—	—	—	—	—	—	—
Total recognized in other comprehensive income	(5)	1	(1)	(1)	—	—	4	2	(1)
Total recognized in net periodic benefit cost and other comprehensive income	$(3)	$4	$(1)	$2	$2	$—	$5	$4	$(1)

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2014 are de minimis.

Weighted average assumptions used to determine the benefit obligations at December 31, 2013 and 2012, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	4.25%	4.25%	4.75%	3.25%	3.25%	3.75%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2013, 2012, and 2011, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013			2012			2011
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.25%	3.25%	3.75%	4.00%	4.00%	4.25%	5.00%	5.00%	5.50%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	4.00	4.00	—	4.00	4.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Citigroup Pension Discount Curve at the measurement date. The Citigroup Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date.

The expected return on plan assets was determined based on: (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan's target asset allocation.

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2013 and 2012, by asset category. See Note 20 – Fair Value for further information regarding the three levels of fair value measurement.

	2013				2012
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Equity mutual funds	24	—	—	24	18	—	—	18
Fixed income mutual funds	12	—	—	12	11	—	—	11
Real estate mutual funds	1	—	—	1	1	—	—	1
Other mutual funds	—	—	—	—	1	—	—	1
Total	$38	$—	$—	$38	$32	$—	$—	$32

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation based on a stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix range of 50% to 70% equity and 30% to 50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a regular basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2013 and 2012, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2013	2012
Cash and cash equivalents	2%	4%
Equity mutual funds	62	58
Fixed income mutual funds	32	34
Real estate mutual funds	2	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $2 in 2013 and expects to contribute $2 in 2014 to the Cash Balance Plan. The Bank contributed a de minimis amount in 2013 and expects to contribute $1 in 2014 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2014	$2	$1	$—
2015	3	3	—
2016	3	3	—
2017	3	2	—
2018	3	3	—
2019 – 2023	19	9	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2013, 2012, and 2011, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2013, 2012, and 2011, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers and directors. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2013, 2012, and 2011, was $30, $25, and $22, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $12 and $12 for incentive compensation at December 31, 2013 and 2012, respectively.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2013, 2012, and 2011.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
2013	175	449	624	(48)	34	155	483	5	128	360
2012	274	512	786	(104)	(10)	51	849	(164)	134	551
2011	335	555	890	(118)	(33)	12	1,029	(645)	126	258

(1)	Does not include credit-related OTTI charges of $7, $44, and $413 for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only, in accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2013, 2012, and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business	Total Assets
2013	$62,297	$23,477	$85,774
2012	62,306	24,115	86,421
2011	88,302	25,250	113,552

Note 19 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared through a clearing agent with a derivative clearing organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a derivative clearing organization (clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the clearinghouse. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank and transmits the required initial and variation margin from the Bank to the clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a cash flow hedge of an underlying financial instrument, (iii) an economic hedge of a specific asset or liability, or (iv) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at December 31, 2013, and $430 at December 31, 2012. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2013 and 2012, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, agency MBS, and the taxable portion of highly rated state or local housing finance agency obligations. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank may execute callable swaps and purchase swaptions in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. Investment securities may be classified as trading, AFS, or HTM.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2013, 2012, or 2011.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s agreements governing bilateral derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and Finance Agency regulations. In addition, for bilateral derivatives, credit risk is mitigated by the master netting arrangements included in the contracts. The Bank also requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, and held by the member institution for the benefit of the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank has analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and CFTC rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.

The notional amount of an interest rate exchange agreement serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit risk and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis by taking into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

The Bank’s agreements for bilateral derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty under its agreements for bilateral derivative transactions depends on the Bank’s credit rating. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2013, was $88, for which the Bank had posted cash collateral of $46 in the normal course of business. If the Bank’s credit rating at December 31, 2013, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to $26 of collateral (at fair value) to its derivative counterparties at December 31, 2013.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of December 31, 2013 and 2012. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013			2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$31,395	$572	$156	$30,634	$941	$286
Total	31,395	572	156	30,634	941	286
Derivatives not designated as hedging instruments:
Interest rate swaps	49,715	146	242	59,211	264	338
Interest rate caps, floors, corridors, and/or collars	460	2	4	571	1	6
Total	50,175	148	246	59,782	265	344
Total derivatives before netting and collateral adjustments	$81,570	720	402	$90,416	1,206	630
Netting adjustments by counterparty		(313)	(313)		(587)	(587)
Cash collateral and related accrued interest		(291)	(42)		(90)	(20)
Total collateral and netting adjustments(1)		(604)	(355)		(677)	(607)
Total derivative assets and total derivative liabilities		$116	$47		$529	$23

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(2)	$(19)	$(31)
Total net gain/(loss) related to fair value hedge ineffectiveness	(2)	(19)	(31)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(8)	(73)	(192)
Interest rate caps, floors, corridors and/or collars	2	1	—
Net interest settlements	34	(10)	(33)
Total net gain/(loss) related to derivatives not designated as hedging instruments	28	(82)	(225)
Net gain/(loss) on derivatives and hedging activities	$26	$(101)	$(256)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2013, 2012, and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2013:
Advances	$178	$(175)	$3	$(126)
Consolidated obligation bonds	(373)	368	(5)	366
Total	$(195)	$193	$(2)	$240
Year ended December 31, 2012:
Advances	$(32)	$32	$—	$(143)
Consolidated obligation bonds	(259)	240	(19)	519
Total	$(291)	$272	$(19)	$376
Year ended December 31, 2011:
Advances	$21	$(19)	$2	$(260)
Consolidated obligation bonds	(372)	339	(33)	1,092
Total	$(351)	$320	$(31)	$832

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2013 and 2012.

	2013		2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$699	$395	$1,206	$630
Cleared derivatives	21	7	—	—
Total gross recognized amount	720	402	1,206	630
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(604)	(348)	(677)	(607)
Cleared derivatives	—	(7)	—	—
Total gross amounts of netting adjustments and cash collateral	(604)	(355)	(677)	(607)
Total derivative assets and total derivative liabilities
Bilateral derivatives	95	47	529	23
Cleared derivatives	21	—	—	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	116	47	529	23
Non-cash collateral received or pledged not offset
Can be sold or repledged - Bilateral derivatives	89	—	525	2
Net unsecured amount
Bilateral derivatives	6	47	4	21
Cleared derivatives	21	—	—	—
Total net unsecured amount	$27	$47	$4	$21

Note 20 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2013 and 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2013 and 2012.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,906	$4,906	$4,906	$—	$—	$—
Federal funds sold	7,498	7,498	—	7,498	—	—
Trading securities	3,208	3,208	—	3,208	—	—
AFS securities	7,047	7,047	—	—	7,047	—
HTM securities	17,507	17,352	—	14,802	2,550	—
Advances	44,395	44,457	—	44,457	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	905	956	—	956	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	116	116	—	720	—	(604)
Other assets(3)	10	10	10	—	—	—
Liabilities
Deposits	193	193	—	193	—	—
Consolidated obligations:
Bonds	53,207	52,940	—	52,940	—	—
Discount notes	24,194	24,195	—	24,195	—	—
Total consolidated obligations	77,401	77,135	—	77,135	—	—
Mandatorily redeemable capital stock	2,071	2,071	2,071	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	47	47	—	402	—	(355)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(2)	—	(1)	—	(1)	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$104	$104	$104	$—	$—	$—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	10,857	10,857	—	10,857	—	—
Trading securities	3,191	3,191	—	3,191	—	—
AFS securities	7,604	7,604	—	—	7,604	—
HTM securities	17,376	17,584	—	14,338	3,246	—
Advances	43,750	43,919	—	43,919	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,289	1,368	—	1,368	—	—
Accrued interest receivable	101	101	—	101	—	—
Derivative assets, net(1)	529	529	—	1,206	—	(677)
Other assets(3)	9	9	9	—	—	—
Liabilities
Deposits	227	227	—	227	—	—
Consolidated obligations:
Bonds	70,310	70,577	—	70,577	—	—
Discount notes	5,209	5,210	—	5,210	—	—
Total consolidated obligations	75,519	75,787	—	75,787	—	—
Mandatorily redeemable capital stock	4,343	4,343	4,343	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities, net(1)	23	23	—	630	—	(607)
Other
Standby letters of credit	13	13	—	13	—	—
Commitments to fund advances(2)	—	1	—	1	—	—
Commitments to issue consolidated obligation bonds(2)	—	5	—	5	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 21 – Commitments and Contingencies.

(3)	Represents publicly traded mutual funds held in a grantor trust.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2013:

•	Trading securities

•	AFS securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

•	Certain other assets

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In January 2014, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors’ pricing processes, methodologies, and control procedures.

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

As of December 31, 2013, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of December 31, 2013, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

Investment Securities – FFCB Bonds and CalHFA Bonds – The Bank estimates the fair values of these securities using the same methodology as described above for Investment Securities – MBS.

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

Subjectivity of Estimates Related to Fair Values of Financial Instruments. Estimates of the fair value of financial assets and liabilities using the methodologies described above are subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates.

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2013 and 2012, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,208	—	—	3,208
AFS securities:
PLRMBS	—	—	7,047	—	7,047
Total AFS securities	—	—	7,047	—	7,047
Advances(2)	—	7,069	—	—	7,069
Derivative assets, net: interest rate-related	—	720	—	(604)	116
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$10,997	$7,047	$(604)	$17,450
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$10,115	$—	$—	$10,115
Derivative liabilities, net: interest rate-related	—	402	—	(355)	47
Total recurring fair value measurements – Liabilities	$—	$10,517	$—	$(355)	$10,162
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

December 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,175	$—	$—	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	—	16	—	—	16
Total trading securities	—	3,191	—	—	3,191
AFS securities:
PLRMBS	—	—	7,604	—	7,604
Total AFS securities	—	—	7,604	—	7,604
Advances(2)	—	7,401	—	—	7,401
Derivative assets, net: interest rate-related	—	1,206	—	(677)	529
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$11,798	$7,604	$(677)	$18,734
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$27,884	$—	$—	$27,884
Derivative liabilities, net: interest rate-related	—	630	—	(607)	23
Total recurring fair value measurements – Liabilities	$—	$28,514	$—	$(607)	$27,907
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $7,069 and $7,390 of advances recorded under the fair value option at December 31, 2013 and 2012, respectively, and $0 and $11 of advances recorded at fair value at December 31, 2013 and 2012, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(3)
Includes $10,115 and $27,884 of consolidated obligation bonds recorded under the fair value option at December 31, 2013 and 2012, respectively. There were no consolidated obligation bonds recorded at fair value at December 31, 2013 and 2012, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	2013	2012
Balance, beginning of the year	$7,604	$7,687
Total gain/(loss) realized and unrealized included in:
Interest income	21	(11)
Net OTTI loss, credit-related	(7)	(44)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	644	1,102
Reclassification of non-credit-related OTTI included in net income/(loss)	(3)	14
Settlements	(1,284)	(1,284)
Transfers of HTM securities to AFS securities	72	140
Balance, end of the year	$7,047	$7,604
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the year	$15	$(55)

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the year	$7,390	$27,884	$8,684	$15,712	$10,490	$20,872
New transactions elected for fair value option	837	3,547	862	25,925	2,045	16,668
Maturities and terminations	(988)	(21,165)	(2,127)	(13,745)	(4,023)	(21,982)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(169)	(146)	(22)	(7)	184	159
Change in accrued interest	(1)	(5)	(7)	(1)	(12)	(5)
Balance, end of the year	$7,069	$10,115	$7,390	$27,884	$8,684	$15,712

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended December 31, 2013, 2012, and 2011.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2013 and 2012:

	At December 31, 2013			At December 31, 2012
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,956	$7,069	$113	$7,102	$7,390	$288
Consolidated obligation bonds	10,230	10,115	(115)	27,848	27,884	36

(1)	At December 31, 2013 and 2012, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 21 — Commitments and Contingencies

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2013, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $766,837 at December 31, 2013, and $687,902 at December 31, 2012. The par value of the Bank’s participation in consolidated obligations was $76,968 at December 31, 2013, and $74,532 at December 31, 2012.

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

Off-balance sheet commitments as of December 31, 2013 and 2012, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013			2012
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,031	$2,572	$3,603	$1,010	$2,409	$3,419
Commitments to fund advances(1)	4	4	8	20	1	21
Commitments to issue consolidated obligation bonds, par(2)	1,640	—	1,640	635	—	635

(1)	At December 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2012, $16 was hedged with associated interest rate swaps.

(2)	At December 31, 2013 and 2012, $1,640 and $500, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

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

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $12 at December 31, 2013, and $13 at December 31, 2012. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2013 and 2012.

Commitments to fund advances totaled $8 at December 31, 2013, and $21 at December 31, 2012. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2013 and 2012.

Commitments to issue consolidated obligations totaled $1,640 and $635 at December 31, 2013 and 2012.

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 19 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of December 31, 2013, the Bank had pledged cash collateral of $149 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2012, the Bank had pledged total collateral of $23, including securities with a carrying value of $2, all of which could be sold or repledged, and cash of $21 to counterparties that had market risk exposure to the Bank related to derivatives.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank charged operating expenses for net rental and related costs of approximately $5, $5, and $5 for the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum rentals at December 31, 2013, were as follows:

Year	Future Minimum Rentals
2014	$4
2015	4
2016	4
2017	4
2018	4
Thereafter	6
Total	$26

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

Note 22 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements (see Note 16 – Capital for further information).

All advances are made to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members, in accordance with regulations governing the operations of the FHLBanks.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper, and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank's advances pricing. As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. These transactions are executed at market rates.

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers that held more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at any time during the periods indicated, (ii) members that had an officer or director serving on the Bank’s Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The tables include securities transactions where certain members, nonmembers, and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP or Community Investment Cash Advance (CICA) grants. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP or CICA grants provided to, the affiliates of certain members and nonmembers are in the ordinary course of the Bank’s business.

	December 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$—	$1
Investments(1)	1,176	3,929
Advances	11,268	20,787
Mortgage loans held for portfolio	760	1,074
Accrued interest receivable	25	32
Other assets	37	10
Derivative assets, net	257	362
Total Assets	$13,523	$26,195
Liabilities:
Deposits	$260	$31
Mandatorily redeemable capital stock	1,356	3,850
Derivative liabilities, net	37	15
Total Liabilities	$1,653	$3,896
Notional amount of derivatives	$12,256	$16,863
Standby letters of credit	205	255

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	For the Years Ended December 31,
	2013	2012	2011
Interest Income:
Investments(1)	$30	$38	$53
Advances(2)	134	174	185
Mortgage loans held for portfolio	44	63	82
Total Interest Income	$208	$275	$320
Interest Expense:
Mandatorily redeemable capital stock	$138	$45	$10
Consolidated obligations(2)	(166)	(217)	(414)
Total Interest Expense	$(28)	$(172)	$(404)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(118)	$(159)	$(217)
Other income	—	1	3
Total Other Income/(Loss)	$(118)	$(158)	$(214)

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

(2)	Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

The FHLBank Act requires the Bank to establish an AHP. The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the normal course of business.

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

In instances where an AHP or CICA transaction involves a member that owns more than 10% of the Bank's capital stock (or an affiliate of such a member), a member with an officer or director who is a director of the Bank, or an entity with an officer, director, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other comparable transactions and to the regulations governing the operations of the relevant program.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements.

Note 23 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2013, 2012, and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013	2012	2011
Professional and contract services	$33	$31	$27
Travel	2	2	2
Occupancy	5	5	5
Equipment	9	10	8
Other	4	4	4
Total	$53	$52	$46

Note 24 — Subsequent Events

The Bank evaluated events subsequent to December 31, 2013, until the time of the Form 10-K filing with the Securities and Exchange Commission, and no material subsequent events were identified.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2013 and 2012, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$269	$267	$271	$279
Interest expense	142	153	157	152
Net interest income	127	114	114	127
Provision for/(reversal of) credit losses on mortgage loans	(1)	—	—	—
Other income/(loss)	(5)	(22)	36	(4)
Other expense	35	32	31	30
Assessments	14	11	15	12
Net income/(loss)	$74	$49	$104	$81
Dividends declared per share	$1.42	$1.28	$0.83	$0.58
Annualized dividend rate	5.65%	5.14%	3.38%	2.30%

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Interest income	$334	$371	$372	$417
Interest expense	163	152	156	175
Net interest income	171	219	216	242
Provision for/(reversal of) credit losses on mortgage loans	—	—	(2)	1
Other income/(loss)	(28)	(34)	(82)	(20)
Other expense	35	33	34	32
Assessments	14	15	11	20
Net income/(loss)	94	$137	$91	$169
Dividends declared per share	$0.63	$0.12	$0.13	$0.12
Annualized dividend rate	2.51%	0.47%	0.51%	0.48%

Investments

Supplementary financial data on the carrying values of the Bank's investments as of December 31, 2013, 2012, and 2011, are included in the tables below.

(In millions)	2013	2012	2011
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$3,194	$3,175	$1,867
Other bonds, notes, and debentures:
Temporary Liquidity Guarantee Program (TLGP) securities	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	14	16	17
GSEs – Fannie Mae	—	—	1
Total trading securities	3,208	3,191	2,808
AFS securities:
Other bonds, notes, and debentures:
TLGP securities	—	—	1,926
MBS:
PLRMBS	7,047	7,604	7,687
Total AFS securities	7,047	7,604	9,613
HTM securities:
Certificates of deposits	1,660	1,739	3,539
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	416	535	646
Other bonds, notes, and debentures:
Commercial paper	—	—	1,800
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	1,575	340	217
GSEs:
Freddie Mac	5,250	4,828	3,374
Fannie Mae	6,331	7,020	8,314
PLRMBS	2,275	2,914	3,691
Total held-to-maturity securities	17,507	17,376	21,581
Total securities	27,762	28,171	34,002
Securities purchased under agreements to resell	—	1,500	—
Federal funds sold	7,498	10,857	5,366
Total investments	$35,260	$40,528	$39,368

As of December 31, 2013, the Bank's investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years		After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$580	$2,614	$—		$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	—	2		12	14
Total trading securities	580	2,614	2		12	3,208
Yield on trading securities	0.15%	0.19%	1.67%		1.69%	0.19%
AFS securities:
MBS:
PLRMBS	—	—	—		7,047	7,047
Total AFS securities	—	—	—		7,047	7,047
Yield on AFS securities	—%	—%	—%		4.22%	4.22%
HTM securities:
Interest-bearing deposits	1,660	—	—		—	1,660
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	62		354	416
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	—	—	2		1,573	1,575
GSEs:
Freddie Mac	—	1	9		5,240	5,250
Fannie Mae	—	21	131	—	6,179	6,331
PLRMBS	—	2	—		2,273	2,275
Total HTM securities	1,660	24	204		15,619	17,507
Yield on HTM securities	0.15%	4.59%	3.41%		2.48%	2.28%
Total securities	2,240	2,638	206		22,678	27,762
Yield on total securities	0.15%	0.23%	3.39%		3.03%	2.53%
Securities purchased under agreements to resell		—	—		—	—
Federal funds sold	7,498	—	—		—	7,498
Total investments	$9,738	$2,638	$206		$22,678	$35,260

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2013	2012	2011	2010	2009
30 - 59 days delinquent	$14	$18	$24	$26	$29
60 - 89 days delinquent	7	7	9	8	10
90 days or more delinquent	27	32	31	29	22
Total past due	48	57	64	63	61
Total current loans	865	1,239	1,777	2,337	2,996
Total mortgage loans	$913	$1,296	$1,841	$2,400	$3,057
In process of foreclosure, included above(1)	$15	$19	$20	$17	$9
Nonaccrual loans	$27	$32	$31	$29	$22
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	5.26%	4.40%	3.48%	2.61%	1.99%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	3.00%	2.46%	1.70%	1.19%	0.70%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure. The ratio increased primarily because of the decline in the unpaid principal balance of the Bank's mortgage loans.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2013		2012	2011	2010	2009
Balance, beginning of the year	$3		$6	$3	$2	$1
Chargeoffs – transferred to REO	—		(2)	(1)	(1)	—
Provision for/(recovery of) credit losses	(1)		(1)	4	2	1
Balance, end of the year	$2	1	$3	$6	$3	$2
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.07)%		(0.08)%	(0.07)%	(0.05)%	(0.01)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2013	2012	2011	2010	2009
Interest contractually due on nonaccrual loans during the year	$1	$2	$2	$1	$1
Interest recognized in income for nonaccrual loans during the year	—	—	—	—	—
Shortfall	$1	$2	$2	$1	$1

Geographic Concentration of Mortgage Loans(1)

	December 31, 2013	December 31, 2012
California	37.13%	36.77%
New York	7.59	7.34
Illinois	7.38	6.82
Massachusetts	4.61	4.52
New Jersey	4.09	4.23
All others(2)	39.20	40.32
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 3.88% of the portfolio at December 31, 2013 and 2012.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2013, 2012, and 2011:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Outstanding at end of the year	$24,194	$5,209	$19,152	$14,700	$14,770	$8,935
Weighted average rate at end of the year	0.10%	0.15%	0.11%	0.14%	0.19%	0.19%
Daily average outstanding for the year	$16,325	$16,184	$19,272	$11,697	$13,175	$16,444
Weighted average rate for the year	0.10%	0.13%	0.18%	0.15%	0.19%	0.26%
Highest outstanding at any monthend	$24,194	$23,664	$22,951	$14,980	$15,285	$19,871

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank's principal executive and principal financial officers and effected by the Bank's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:

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

During the three months ended December 31, 2013, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management's assessment of the Bank's internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management's Report on Internal Control Over Financial Reporting.”

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of the Federal Home Loan Banks (FHLBanks). Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Federal Housing Finance Agency (Finance Agency), the Office of Finance, and the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2013, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated six nonmember independent director positions for 2013, two of which were public interest director positions.

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

Candidates for member director positions are not nominated by the Bank's Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the institutions eligible to participate in the election in the relevant state. Candidates for nonmember independent director positions are nominated by the Board, following consultation with the Bank's Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Bank's Governance Committee performs certain functions that are similar to the functions of a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be declared elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election must be declared elected by the Bank.

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

The term for each director position is four years (unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank's Board performs a Board assessment that includes consideration of the directors' backgrounds, expertise, perspectives, length of service, and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors to serve on the Bank's Board, as described in each director's biography below.

Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank's Code of Conduct for Senior Officers, which applies to the president, executive vice president, and senior vice presidents, and any amendments or waivers to the code are disclosed on the Bank's website located at www.fhlbsf.com.

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2014) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
John F. Luikart, Chairman(1)	64	2007	2017
Douglas H. (Tad) Lowrey, Vice Chairman(2)	61	2006	2017
Craig G. Blunden(2)(4)(6)	66	2012	2015
Steven R. Gardner(2)	53	2014	2017
Melinda Guzman(1)(4)(6)	50	2009	2016
Richard A. Heldebrant(2)(4)(6)	61	2013	2016
W. Douglas Hile(3)(4)(5)(6)(7)	61	2007	2014
Simone Lagomarsino(2)(4)(5)(6)	52	2013	2016
Kevin Murray(1)	53	2008	2015
Robert F. Nielsen(1)(5)(7)	67	2009	2016
John F. Robinson(2)	67	2011	2014
Scott C. Syphax(1)(5)	50	2002	2014
John T. Wasley(1)(5)(7)	52	2007	2017

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

(3)	Declared elected by the Board as an Arizona director.

(4)	Member of the Audit Committee in 2014.

(5)	Member of the EEO-Personnel-Compensation Committee in 2014.

(6)	Member of the Audit Committee in 2013.

(7)	Member of the EEO-Personnel-Compensation Committee in 2013. Former directors Reginald Chen and Kenneth A. Vecchione served on the EEO-Personnel-Compensation Committee in 2013.

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

John F. Luikart, Chairman

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been a trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004. He was senior advisor to the CEO of Red Capital Group from July 2011 to July 2012 and was chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's current position as the principal executive officer of an investment and financial advisory firm, his previous positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank's Board.

Douglas H. (Tad) Lowrey, Vice Chairman

Douglas H. (Tad) Lowrey has served as the chief executive officer of CapitalSource Bank, Los Angeles, California, since its formation in July 2008 and became chairman in 2012. Prior to that, he was chairman of Wedbush Bank from its inception in February 2008 to July 2008, and he was executive vice president of its holding company, Wedbush Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for several financial institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1996 to 1998 and from 1999 to 2003 and was its vice chairman in 2003. Mr. Lowrey's current position as the principal executive officer of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members and other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

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

Steven R. Gardner

Steven R. Gardner has been the president and chief executive officer and a director of Pacific Premier Bank and its holding company, Pacific Premier Bancorp, Irvine, California, since September 2000. He was also chief operating officer of the bank and holding company from February 2000 to April 2004. Prior to that, he was senior vice president at Hawthorne Financial from 1997 to January 2000. Mr. Gardner serves on the Board of Directors of the Federal Reserve Bank of San Francisco. He previously served as the vice chairman of the Federal Reserve Bank of San Francisco’s Community Depository Institutions Advisory Council, as a director of the Executive Committee of the Independent Community Bankers of America (ICBA), and as a director of ICBA Holding Company and ICBA Securities, a registered broker-dealer. Mr. Gardner's current position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Gardner's qualifications to serve on the Bank's Board.

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

Simone Lagomarsino

Simone Lagomarsino has been president and chief executive officer of Heritage Oaks Bank and Heritage Oaks Bancorp, Paso Robles, California, since September 2011. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. Ms. Lagomarsino is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous positions as chief executive officer or chief financial officer of Bank members or other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

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

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and was its chairman in 2011. He is also a past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank's Board of Directors from 1999 to 2001 and from April 2007 through December 2008. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a former nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable housing rental properties) support Mr. Nielsen's qualifications to serve as a public interest director on the Bank's Board. Mr. Nielsen is a principal shareholder and president of IDN1 Inc., which was created to invest in a multifamily tax credit property in Reno, Nevada. This property is owned by Northwest Partners, L.P., whose general partners are Santorini Corp., IDN1 Inc., and Sixcorp (owned by Community Services Agency Development Corporation, a

nonprofit corporation under Internal Revenue Code Section 501(c)(3)). Northwest Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on November 17, 2011. A plan of reorganization was confirmed by the court on February 25, 2013. Mr. Nielsen is also a managing member of Karen Partners, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by Karen Partners, L.P., whose general partners are Karen Partners, LLC, and Community Services Agency Development Corporation. Karen Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2011. On November 26, 2012, the automatic stay was rescinded, and this property was foreclosed upon on December 19, 2012. Mr. Nielsen is also a manager of Ridge Seniors, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit program in Henderson, Nevada. This property is owned by Ridge Partners L.P., whose general partners are Ridge Seniors, LLC, and Silver Sage Manor, Inc. On March 15, 2012, Ridge Partners L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court on December 5, 2013. Mr. Nielsen is also principal shareholder and president of SUP III, Inc., which is a general partner in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by East Freemont II L.P., whose general partners are SUP III, Inc., and SPE 2, LLC. East Freemont II L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on June 21, 2012. The automatic stay was rescinded and this property was foreclosed upon on October 21, 2013.

John F. Robinson

John F. Robinson has been a director of Silicon Valley Bank, Santa Clara, California, and its holding company, SVB Financial Group, since July 2010. From 2002 to 2008, he was executive vice president of Washington Mutual Bank. From 1987 to 2002, he served in several senior bank regulatory roles, including Deputy Comptroller of the Currency for the Western District and Assistant Director for Policy and Western Region Director for the Office of Thrift Supervision. Mr. Robinson previously served on the Bank's Board of Directors from 2004 to 2005 and 2007 to 2008. From 2002 to 2013, he was a member of the national board and executive board for Operation HOPE, an international nonprofit organization focused on financial literacy and empowerment. Mr. Robinson's current position as the director of a Bank member, previous positions as an executive officer of a Bank member and a senior bank regulator, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Robinson's qualifications to serve on the Bank's Board.

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

John T. Wasley

John T. Wasley has been a managing partner of Caldwell Partners, a retained executive search firm, Los Angeles, California, since April 2013. Prior to that, he was a managing partner with Heidrick & Struggles, Los Angeles, California, since June 2005. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank's Board of Directors from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous positions as principal executive officer and principal financial officer of real estate investment firms and as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions, and financial management, support Mr. Wasley's qualifications to serve on the Bank's Board.

Executive Officers

Dean Schultz

Dean Schultz, 67, has been president and chief executive officer since April 1991. Mr. Schultz is vice chairman of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the FHLBanks. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 54, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 52, has been senior vice president and chief information officer since May 2011. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Gregory P. Fontenot

Gregory P. Fontenot, 55, has been senior vice president, human resources, office of minority and women inclusion, and facilities management since October 2011. Previously, he was senior vice president and director of human resources from January 2006 to October 2011. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 54, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 62, has been senior vice president, chief capital markets officer, since August 2011. Previously, Mr. Honda was the senior vice president and chief financial officer from 1994 to August 2011. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 61, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens served as senior vice president, credit and collateral risk management, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision, chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision, vice president and supervisory agent with the Bank, and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 61, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 52, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 61, has been senior vice president, sales and marketing, since August 2011. Previously, Ms. Remch was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 55, joined the Bank in May 2009 as senior vice president, chief credit and collateral risk management officer. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 56, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 57, has been senior vice president, member financial services and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 52, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank & Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2013. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit, for whom compensation is established by the Audit Committee). For 2014, the Compensation Committee consists of five members of the Board, similar to 2013. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank's compensation policies and practices for the Bank's employees.

Certain members of senior management aid the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that an FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank's board of directors for its review prior to the compensation decisions taking effect.

The Finance Agency’s Advisory Bulletin 2009-AB-02 outlined several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule became effective on February 27, 2014.

Our Executive Compensation Philosophy and Executive Compensation Program

The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. In accordance with our Executive Compensation Philosophy, we believe that to attract and retain outstanding executives we must be able to provide an executive compensation package that appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the

Bank's business. Our executive compensation program provides total compensation consisting of base salary, short- and long-term cash incentive compensation, and retirement benefits.

The Bank's Executive Compensation Philosophy states that total compensation is intended to align the interests of the named executive officers and other executives with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the named executive officers and other executive employees to remain employed with the Bank. The Bank's Executive Compensation Philosophy provides that total remuneration (base salary, short- and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank's Corporate Goals and Performance Targets. We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan. In addition to base salary, our short- and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank's mission and other key objectives contained in the Bank's strategic plans and who are responsible for the Bank's performance. The Bank's overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay at-risk, and, through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

The Bank's mission is to provide wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank's mission, the Bank also aims to provide an acceptable total rate of return to its members consistent with the Bank's public policy purpose, to consistently operate to best practices, and to accomplish its goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. Similar to 2012, for 2013 the Board adopted three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

For 2013, the Risk Management goal focused management on: performing a gap assessment regarding the Finance Agency’s Prudential Management and Operations Standards; developing the modeling methodology and infrastructure to perform an annual stress test; and implementing the Information Security Roadmap Project to address control deficiencies and inefficiencies identified in the Bank’s risk assessment.

Consistent with the Bank's public policy purposes, the Community Investment goal for 2013 focused management on meeting the Bank's objective to support, promote, and assist community investment, affordable housing, and economic development activities. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal achievement level is measured in part by the expansion of existing community investment programs, including an increase in the number of members using the programs, and the effectiveness of the Bank’s technical assistance and outreach for these programs.

The Franchise Enhancement goal for 2013 aligned management's interest with the Board's goal for the Bank to remain an integral component of the changing housing and financial services markets, to continue to meet the Bank’s mission objectives within these markets as currently structured, and to influence and adapt to any structural changes.

The 2013 Franchise Enhancement goal achievement measures included a targeted financial goal, called the Adjusted Return on Capital Spread, and milestones for progress on the initiative to replace the Bank's information technology platform relating to front office trading and back office processing systems. The 2013 Franchise Enhancement goal achievement measures also included a member business goal called the Member goal that was designed to focus management on achieving advances and letters of credit targeted balances, certain membership recruitment targets, and letters of credit conversion targets. The Board set the achievement levels for the Member goal based on various assumptions, such as economic forecasts, detailed member information, potential member business, historical goal performance, industry trends and events and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members and increasing membership in a safe and sound manner.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives for 2013 were as follows: strengthen the Bank's financial services franchise; improve the Bank's operating cost efficiency; and promote and enhance the effectiveness of the Bank's Affordable Housing Program and community investment programs.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2013, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each officer category (president, executive vice president, senior vice president, and senior vice president and chief risk officer) relative to the individual goal weighting for that officer category in calculating each named executive officer's individual total weighted achievement level.

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

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2013, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total compensation packages of the financial services marketplace from which the Bank recruits executive talent, which may include regional and diversified banks, thrift and mortgage finance companies, insurance companies, and asset management and custody banks, while maintaining an appropriate alignment with the practices of other FHLBanks.

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

Our named executive officers are required to have the depth of knowledge and experience that is required by comparable financial services and banking firms, but unlike some of these comparable companies with multiple lines of business, our lines of business are specific. For example, in certain areas of the Bank our focus is more like that of a specific subsidiary, division, or business unit of comparable companies with multiple lines of business, whereas in other areas of the Bank, such as the capital markets and risk management areas, our focus is similar to that of a large regional commercial bank.

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies.

The Compensation Committee engaged Mercer (US) Inc. (Mercer), a nationally recognized global compensation consulting firm, to provide information to the Compensation Committee regarding compensation provided to executives in comparable positions at other companies and customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of other companies. Mercer also provided the Bank with market compensation data on a broad-based group of non-executive level positions. Mercer does not currently provide any other services to the Bank.

For the Bank's 2013 executive compensation program, Mercer provided the Compensation Committee with a customized executive compensation benchmark study from three sources: 1) a public company peer group consisting of senior executive positions at smaller banks, insurance companies, and diversified financial services companies; 2) a survey of business unit executives at the subsidiary level at large financial institutions; and 3) a survey of executives at other FHLBanks. From this study, adjustments were made to the benchmark position data to account for, among other things, asset-size differences to obtain the most comparable organization size match of the benchmark data to the Bank's senior executive positions. Adjustments were also made to the peer group data to account for differences in pay practices and senior executive responsibilities between publicly traded organizations and the Bank. Following the adjustments, a peer group selection process was conducted by Mercer and the Compensation Committee.

For 2013, 15 companies were identified as the Bank's peer group for comparison and benchmarking purposes. These 15 companies are as follows: Protective Life Corporation; CME Group Inc.; IntercontinentalExchange, Inc.; Symetra Financial Corporation; First Republic Bank; MBIA Inc.; City National Corporation; American National Insurance Company; East West Bancorp, Inc.; SVB Financial Group; Webster Financial Corporation; StanCorp Financial Group, Inc.; Torchmark Corporation; NASDAQ OMX Group, Inc.; and FBL Financial Group, Inc.

In 2013, Mercer used the same survey sources as in prior years and largely the same executive job matches as in 2012. The Mercer study also provided year-over-year median market movement information for the peer group.

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

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our named executive officers, with a balanced combination of base salary and short- and long-term cash incentive compensation. We believe that a balanced approach in delivering short- and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on achievement of both short- and long-term goals.

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

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's peer group. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board approves any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements. For the named executive officers, subject to the completion of the Finance Agency's regulatory review, 2014 base salaries are to be increased by 2.0% relative to 2013 base salaries, based on each named executive officer's individual performance in 2013 and contribution to the Bank's overall performance.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

For 2013, the Bank provided an annual (short-term) cash incentive compensation plan for achievement of the Bank's corporate goals and individual goals to the Bank's president (2013 President's Incentive Plan, or 2013 PIP) and to the executive vice president and senior vice presidents (2013 Executive Incentive Plan, or 2013 EIP). The 2013 EIP does not apply to the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan.

The target achievement levels in the 2013 PIP and the 2013 EIP were designed to reward officers for achievement of the Bank's corporate goals to accomplish the Bank's mission as described above, based on an expected level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer exceed target level expectations. The plans define the exceeds achievement level as an optimistic achievement level based on expected targets, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

Awards under both the 2013 PIP and the 2013 EIP were based on the total weighted achievement of the three corporate goals approved by the Board for 2013 (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) and one or more individual goals for each officer.

We used a scale of 0% to 150% to measure the achievement levels for the Bank's corporate goals and each executive's individual goal(s), with 75% as the threshold level, 100% as the target level, 125% as the exceeds level, and 150% as the far exceeds level.

Under both the 2013 PIP and the 2013 EIP, the Board had discretion to modify goal achievement levels, award determinations, incentive payments, and any awards for achievement below the threshold total weighted achievement level. Both the 2013 PIP and the 2013 EIP provided that performance below the threshold achievement level normally would not result in an incentive award, and both the 2013 PIP and the 2013 EIP provided the Board with discretion to modify any and all incentive payments, including, without limit, under the following circumstances: if errors or omissions resulted in material revisions to the Bank's financial results; if information submitted to a regulatory or a reporting agency was untimely; or if the Bank did not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The 2013 PIP and the 2013 EIP also provided that actual goal achievement levels were subject to adjustment because of changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The 2013 PIP and the 2013 EIP also provided that the impact of credit-related other-than-temporary impairment charges would be excluded from the Adjusted Return on Capital Spread goal achievement level target and performance measurement and the impact of dividend benchmark variances-to-plan would be excluded from the Adjusted Return on Capital Spread goal performance measurement.

President's Incentive Plan. For 2013, we provided the Bank's president with an annual (short-term) cash incentive compensation plan, the 2013 PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

The 2013 PIP award ranges and plan design were intended to appropriately motivate and reward the Bank’s president based on the total achievement of all goals, taking into account his role in the Bank's performance. The 2013 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the Bank's peer group.

The following table shows the goal weights for the president in the 2013 PIP.

2013 PIP	2013 Goal Weights
Risk Management Goal	27%
Community Investment Goal	18
Franchise Enhancement Goal	45
Individual Goal	10
Total	100%

The president's award under the 2013 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2013 PIP.

For a discussion regarding the award granted to the president under the 2013 PIP, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2013, we provided an annual (short-term) cash incentive compensation plan, the 2013 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for the Bank's overall corporate goal achievement and for achievement of their individual goals. The 2013 EIP was designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2013 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2013 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the Bank's peer group.

The following table shows the goal weights for different categories of officers in the 2013 EIP.

	2013 Goal Weights
2013 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Senior Vice President
Risk Management Goal	27%	54%	27%
Community Investment Goal	18%	12.6%	18%
Franchise Enhancement Goal	45%	23.4%	45%
Individual Goal	10%	10%	10%
Total	100%	100%	100%

The awards under the 2013 EIP were determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level was then used to determine each participating officer's cash incentive compensation award under the 2013 EIP.

For a discussion regarding the awards granted under the 2013 EIP for the named executive officers, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

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

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plans. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate EPUP performance periods in effect at one time. The following EPUPs are currently in effect: the 2013 EPUP for the performance period 2013 through 2015 and the 2012 EPUP for the performance period 2012 through 2014. The 2011 EPUP was in effect for the performance period 2011 through 2013. The 2014 EPUP for the performance period 2014 through 2016 has been submitted to the Finance Agency for regulatory review.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150% for the 2013 EPUP and the 2012 EPUP and a scale of 0% to 200% for the 2011 EPUP, with 100% as the target achievement level for all performance periods. The Bank's corporate goals for the 2013, 2012, and 2011 EPUPs include the Adjusted Return on Capital Spread goal and the Risk Management goal.

The 2013, 2012, and 2011 EPUPs identified specific Adjusted Return on Capital Spread goal targets for each achievement level and provided that the Adjusted Return on Capital Spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2013, 2012, and 2011 Strategic Plans, respectively. They also provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period.

The two corporate goals in the 2013, 2012 and 2011 EPUPs were weighted 30% for the Adjusted Return on Capital Spread goal and 70% for the Risk Management goal at all achievement levels.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2011 EPUP, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeds), while for the 2013 and 2012 EPUPs, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds). For the 2013 and 2012 EPUPs, the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents based on the total weighted achievement level of Bank goals are as follows: 150% of target - 50% of base salary; 125% of target - 48% of base salary; 100% of target - 40% of base salary; and 75% of target - 20% of base salary. For the 2011 EPUP, for a total weighted achievement level of Bank goals between 100% and 200% of target, the range of awards as a percentage of base salary are as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. For a total weighted achievement level of at least 75% but below 100% of target for the 2011 EPUP, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents.

Under the 2013, 2012, and 2011 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments. Under the 2013, 2012, and 2011 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or a reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2013 and 2012 EPUPs is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The actual achievement of Bank goals for the 2011 EPUP is subject to adjustment for changes resulting from movements in interest rates, changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2013, 2012, and 2011 EPUPs provide that the impacts of credit-related other-than-temporary impairment charges are excluded from the Adjusted Return on Capital Spread goal achievement level target, but are included in the Adjusted Return on Capital Spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the Adjusted Return on Capital Spread goal performance measurement.

The potential target award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total compensation packages of the Bank's peer group.

The awards under the EPUPs are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive officers whose Bank employment is terminated because of voluntary normal retirement, disability, or death may receive a prorated award. Any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

The following table provides an example of how a 2011 EPUP award would be calculated for a senior vice president assuming a 2011 base salary of $330,000 and achievement levels of 100% for the Adjusted Return on Capital Spread goal and 200% for the Risk Management goal:

(30% weight) 3-Year Average Adjusted Return on Capital Spread Goal Achieved: (100% of Target)	Percentage of Target Payout:	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
	170%	$330,000	X	35%	X	170%	=	$196,350
(70% weight) 3-Year Average Risk Management Goal Achieved: (200% of Target)

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

For 2013, the maximum annual before-tax employee contribution to the Savings Plan was limited to $17,500 (or $23,000 for participants age 50 and over), and no more than $255,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2013, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $255,000.

The benefits under the Cash Balance Plan annual benefit component are fully vested after an employee completes three years of service. Vested amounts are generally payable in a lump sum or as an annuity when the employee leaves the Bank.

Prior to offering benefits under the Cash Balance Plan, we participated in the Financial Institutions Retirement Fund, or the FIRF. The FIRF is a multiple-employer tax-qualified defined benefit pension plan. We withdrew from the FIRF on December 31, 1995.

When we withdrew from the FIRF, benefits earned under the FIRF as of December 31, 1995, were fully vested and the value of those benefits was then frozen. As of December 31, 1995, the FIRF calculated each participant's FIRF benefit based on the participant's then-highest three consecutive years' average pay multiplied by the participant's years of service multiplied by 2%, referred to as the frozen FIRF benefit. Upon retirement, participants will be eligible to receive their frozen FIRF benefits.

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

An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until distributed. Each year, employees may also elect to defer compensation earned over the IRC compensation limits to the BEP. For each year that a participant makes deferrals to the BEP, if the amount of the Bank's matching contribution to a participant's account under the Savings Plan is limited because of the IRC compensation limitations, then the Bank will credit to the participant's BEP account an amount equal to the lost matching contribution (up to a maximum of 6% of base salary in the aggregate) under the Savings Plan (participant deferrals and Bank matching contributions are referred to herein as Supplemental BEP Savings Benefits). The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing BEP (now referred to as the Original BEP) and implemented a new BEP conforming to IRC Section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments (referred to herein as the New BEP).

Under the New BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the New BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date after termination of employment. In addition, a participant's elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.

Under the Original BEP, a participant's Supplemental Cash Balance Benefits are paid in a single life annuity commencing at the later of age 65 or termination of employment, unless the participant elects an optional time and form of payment. The optional forms of payment are a lump sum or any other optional form then permitted under the Cash Balance Plan. Under the Original BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten installments upon retirement, termination of employment, death, or a specific date after termination of employment. Also, a participant can change the time and form of payment for the Supplemental Cash Balance Benefit at any time, but if the election provides for payment prior to age 65, then payment will not be made until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment. Similarly, a participant may elect at any time to change the payout schedule of one or more of the participant's Supplemental BEP Savings Benefit accounts, provided that no payments will be made according to the new election until 12 months after the date the

Bank receives the new written election, unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

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

Under the New DCP, participants' make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment. However, if the participant elects to receive his or her distribution at death and survives to the later of age 70½ or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be elected with respect to both the make-up Cash Balance Plan benefits under the New DCP and the make-up Cash Balance Plan benefits under the New BEP.

A participant's deferred compensation and the Bank's make-up Savings Plan matching contributions credited under the New DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of Savings Plan-related benefit payments from the New DCP are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.

For participant-deferred compensation and make-up Bank matching contributions credited under the Original DCP, a participant may elect at any time to change the payout schedule of one or more of the participant's accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

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

Perquisites

As perquisites to our executive officers, including our named executive officers, through 2012 we provided reimbursement for financial planning, health club membership, and parking expenses incurred up to a maximum annual amount of $12,000 per officer. These perquisites were discontinued in 2013, except for reimbursement of expenses for perquisites that were offered in 2012 and carried over from 2012 into 2013. On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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

EEO-Personnel-Compensation Committee
Scott C. Syphax, Chair
John T. Wasley, Vice Chair
W. Douglas Hile
Simone Lagomarsino
Robert F. Nielsen

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other Compensation(4)(5)	Total
Dean Schultz	2013	$811,800		$399,200	$655,500	$414,378	$61,104	$2,341,982
President and	2012	795,900		390,500	374,900	665,480	65,082	2,291,862
Chief Executive Officer	2011	902,967	(6)	565,000	304,500	732,778	63,580	2,568,825

Lisa B. MacMillen	2013	520,000		255,700	335,900	113,431	39,421	1,264,452
Executive Vice President and	2012	509,800		250,700	192,100	480,433	50,410	1,483,443
Chief Operating Officer	2011	499,800		360,000	156,700	472,570	41,472	1,530,542

Suzanne Titus-Johnson	2013	376,100		184,900	212,600	230,176	32,448	1,036,224
Senior Vice President and	2012	368,700		181,700	116,600	338,766	40,926	1,046,692
General Counsel and Corporate Secretary	2011	361,500		256,800	94,000	348,843	39,135	1,100,278

Kenneth C. Miller	2013	423,300		208,100	227,900	139,169	36,094	1,034,563
Senior Vice President and	2012	415,000		204,600	130,300	279,982	35,991	1,065,873
Chief Financial Officer	2011	387,600		275,400	104,300	250,022	42,799	1,060,121

David H. Martens	2013	392,214	(7)	178,800	205,900	124,398	40,110	941,422
Senior Vice President and	2012	357,100		176,200	117,700	233,719	33,525	918,244
Chief Risk Officer	2011	350,100		248,500	99,800	190,863	37,446	926,709

Lawrence H. Parks	2013	439,772	(8)	206,300	237,100	10,087	34,686	927,945
Senior Vice President,	2012	431,178	(9)	202,700	135,600	445,891	37,055	1,252,424
External and Legislative Affairs	2011	422,689	(10)	275,400	115,000	330,163	35,442	1,178,694

(1)
Represents awards earned under the 2013, 2012 and 2011 PIPs and EIPs. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan.”

(2) Represents awards earned under the 2011, 2010 and 2009 EPUPs. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”
(3) Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank's qualified and non-qualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). The aggregate change in actuarial present value is determined by certain factors, including the applicable discount rate used to determine the present value and the benefit limitations imposed by the plans. There are no above-market or preferential earnings on the named executive officers' Deferred Compensation Plan accounts.

(4)
Includes perquisites and premiums for disability and life insurance paid by the Bank. Through 2012, the Bank provided reimbursement for financial planning, health club membership, and parking expenses incurred. These perquisites were discontinued in 2013, except for reimbursement of expenses for perquisites that were offered in 2012 and carried over from 2012 into 2013. On occasion, the Bank pays for resort activities for employees in connection with business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.

(5)	Includes the Bank's matching contributions under the Savings Plan and the Bank's restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.

(6)	Of this amount, $122,667 represents a vacation cash-out payment.

(7)	Of this amount, $28,014 represents a vacation cash-out payment.

(8)	Of this amount, $20,172 represents a vacation cash-out payment.

(9)	Of this amount, $19,778 represents a vacation cash-out payment.

(10)	Of this amount $19,389 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2013 EPUP	2013-2015	February 2016	$162,400	$324,700	$405,900
	2013 PIP	2013	February 2014	162,400	324,700	405,900
Lisa B. MacMillen	2013 EPUP	2013-2015	February 2016	104,000	208,000	260,000
	2013 EIP	2013	February 2014	104,000	208,000	260,000
Suzanne Titus-Johnson	2013 EPUP	2013-2015	February 2016	75,200	150,400	188,100
	2013 EIP	2013	February 2014	75,200	150,400	188,100
Kenneth C. Miller	2013 EPUP	2013-2015	February 2016	84,700	169,300	211,700
	2013 EIP	2013	February 2014	84,700	169,300	211,700
David H. Martens	2013 EPUP	2013-2015	February 2016	72,800	145,700	182,100
	2013 EIP	2013	February 2014	72,800	145,700	182,100
Lawrence H. Parks	2013 EPUP	2013-2015	February 2016	83,900	167,800	209,800
	2013 EIP	2013	February 2014	83,900	167,800	209,800

(1)
Estimated payouts for the 2013 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect at the beginning of each performance period. Awards, if any, under the 2013 EPUP are payable following the end of the three-year performance period and the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Long-Term Cash Incentive Plan: Executive Performance Unit Plan.” The payouts for the 2013 PIP and EIPs are the amounts that could have been earned by the respective executive officers for 2013. Actual amounts earned under the 2013 PIP and 2013 EIP are included in the Summary Compensation Table.

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

The 2013 base salaries of the current named executive officers were as follows: Dean Schultz, $811,800; Lisa B. MacMillen, $520,000; Suzanne Titus-Johnson, $376,100; Kenneth C. Miller, $423,300; David H. Martens, $364,200; and Lawrence H. Parks, $419,600. For 2014 the named executive officers' 2014 base salaries are to be increased by 2.0% relative to 2013 base salaries based on each named executive officer's individual performance in 2013 and contribution to the Bank's overall performance.

Corporate Senior Officer Severance Policy. The Board adopted the Corporate Senior Officer Severance Policy (Senior Officers' Policy) applicable to the president, executive vice president, and senior vice presidents, effective June 1, 2011. The Senior Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank's discretion, outplacement assistance.

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

With respect to the Bank's senior vice presidents, the Senior Officers' Policy provides that in the event such an executive officer is involuntarily terminated without “Cause” under certain circumstances in connection with a Change in Control or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy), upon the Bank's timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2013, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) would have been as follows: Dean Schultz, $813,793; Lisa B. MacMillen, $522,424; Suzanne Titus-Johnson, $378,528; Kenneth C. Miller, $425,744; David H. Martens, $366,085; and Lawrence H. Parks, $420,681.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for Dean Schultz and Lisa B. MacMillen (Agreements). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a “Change in Control” (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if Mr. Schultz or Ms. MacMillen terminates his or her employment for “Good Reason” (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “Annual Incentive Amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to paragraphs (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements. Had the employment of Mr. Schultz or Ms. MacMillen been terminated under certain circumstances in connection with a Change in Control on December 31, 2013, the approximate value of the benefits, excluding amounts of any executive-level outplacement benefits, payable to Mr. Schultz and Ms. MacMillen (subject to Finance Agency regulatory review) would have been $2,536,281 and $1,613,629, respectively.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2013, Dean Schultz, president and chief executive officer, was awarded a cash incentive compensation award under the 2013 President's Incentive Plan (2013 PIP) of $399,200. Mr. Schultz's award was based on the Bank's 2013 achievement level of 136% for the Franchise Enhancement goal, 147% for the Community Investment goal, and 137% for the Risk Management goal, and his 2013 achievement level for his individual goal.

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2013 EIP were made: Lisa B. MacMillen, $255,700; Suzanne Titus-Johnson, $184,900; Kenneth C. Miller, $208,100; David H. Martens, $178,800; and Lawrence H. Parks, $206,300.

In reviewing the Bank's 2013 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues, as well as adverse market conditions and a challenging legislative environment, throughout 2013. In particular, the Board recognized that the president and other executive officers implemented several initiatives to enhance the Bank's risk management and operations while delivering strong financial and community investment results.

With respect to the Risk Management goal, which was measured at an achievement level of 137%, the Board recognized management's accomplishments in enhancing the Bank's enterprise risk management. In particular, the achievement level was based on: the Bank’s success in expediting the timely completion of a gap assessment of the Finance Agency’s Prudential Management and Operations Standards (PMOS), including conducting risk-based compliance reviews addressing compliance obligations identified in the PMOS; management’s substantial progress in several aspects of the development the Bank’s annual stress test in preparation for meeting the expected Finance Agency requirements; and progress and achievements in the implementation of the first phase of the Bank’s Information Security Roadmap project.

With respect to the Bank's Franchise Enhancement goal, which was measured at an achievement level of 136%, the Board recognized the Bank's strong financial performance in 2013 and other achievements relating to the Bank’s member business and technology infrastructure. The Adjusted Return on Capital Spread goal target level for 2013 was 2.73 % and the Bank achieved a spread of 3.35%. The primary driver of the achievement level for the financial performance component of this goal was the implementation of management’s asset/liability strategies and practices that enabled management to take specific actions that resulted in a better-than-plan spread on the mortgage-backed securities and mortgage portfolios and better-than-target financial performance. Other key drivers of the achievement level for the Franchise Enhancement goal were, among other things: the Bank’s achievements in membership recruitment and use of Bank products; the Bank’s success in slowing the pace of advances runoff earlier in the year by extending advances that had been expected to mature and roll off, and also in increasing advances to members with better-than-expected funding and liquidity management needs; and the Bank’s continued progress in meeting milestones for the replacement of the Bank's technology platform relating to front office trading and back office processing systems.

The Board further noted the Bank's strong performance against its Community Investment goal, which was measured at an achievement level of 147% for 2013. The Bank far exceeded two of the goal measures, to increase support of community lending and standby letters of credit, and exceeded the third goal measure, to provide technical assistance relating to community investment activities.

For the 2011 EPUP, covering the three-year period 2011 through 2013, long-term cash incentive compensation awards to the named executive officers were based on the achievement level for the Bank's Adjusted Return on Capital Spread goal and Risk Management goal over the three-year period from 2011 through 2013. The overall achievement level for the goals over this period was 168%, reflecting the effect of below-target performance on the Adjusted Return on Capital Spread goal in 2011 offset by a higher-than-target performance on the Adjusted Return on Capital Spread goal in 2012 and 2013. The target level for the three-year period 2011 through 2013 was 1.74%, and the Bank achieved a spread of 2.30% (net of adjustments).

The awards approved by the Board under the 2011 EPUP were as follows: Dean Schultz, $655,500; Lisa B. MacMillen, $335,900; Suzanne Titus-Johnson, $212,600; Kenneth C. Miller, $227,900; David H. Martens, $205,900; and Lawrence H. Parks, $237,100,

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2013, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	28.750	$448,547	$—
	Financial Institutions Retirement Fund	11.000	478,219	—
	Benefit Equalization Plan	28.750	3,201,844	—
	Deferred Compensation Plan	28.750	67,284	—
	Supplemental Executive Retirement Plan(2)	11.000	2,303,883	—

Lisa B. MacMillen	Cash Balance Plan	27.417	477,002	—
	Financial Institutions Retirement Fund	9.417	109,366	—
	Benefit Equalization Plan	27.417	907,908	—
	Deferred Compensation Plan	27.417	312,096	—
	Supplemental Executive Retirement Plan(2)	11.000	953,823	—

Suzanne Titus-Johnson	Cash Balance Plan	27.333	647,464	—
	Financial Institutions Retirement Fund	9.333	117,505	—
	Benefit Equalization Plan	27.333	606,994	—
	Deferred Compensation Plan	27.333	32,865	—
	Supplemental Executive Retirement Plan(2)	8.750	739,321	—

Kenneth C. Miller	Cash Balance Plan	18.917	434,760	—
	Financial Institutions Retirement Fund	0.917	22,439	—
	Benefit Equalization Plan	18.917	268,568	—
	Deferred Compensation Plan	18.917	18,428	—
	Supplemental Executive Retirement Plan(2)	11.000	852,884	—

David H. Martens	Cash Balance Plan	17.167	369,467	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	17.167	180,848	—
	Deferred Compensation Plan	17.167	55,070	—
	Supplemental Executive Retirement Plan(2)	11.000	785,776	—

Lawrence H. Parks	Cash Balance Plan	16.333	420,711	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	16.333	332,652	—
	Deferred Compensation Plan	16.333	75,344	—
	Supplemental Executive Retirement Plan(2)	11.000	1,035,762	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2013 (measured December 31, 2013) was calculated using a discount rate of 4.25%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

(2)
For the purposes of this table, the years of credited service for the Supplemental Executive Retirement Plan (SERP) represent the years of participation since the inception of the SERP in 2003 or the first year in which the participant initially became active in the SERP. For purposes of determining the amount of Bank contribution in the SERP table, the years of credit service are defined in the SERP.

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

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2013.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2013 Executive Contributions(1)	2013 Bank Contributions(2)	Aggregate Earnings/ (Losses) in 2013	Aggregate (Withdrawals)/ Distributions in 2013	Yearend 2013 Aggregate Balance(3)
Dean Schultz	2013	$18	$—	$—		$(18)	$—
President and
Chief Executive Officer

Lisa B. MacMillen	2013	3,754,880	—	—	432,972	—	4,187,852
Executive Vice President and
Chief Operating Officer

Suzanne Titus-Johnson	2013	32,857	—	—	7,169		40,026
Senior Vice President and
General Counsel and Corporate Secretary

Kenneth C. Miller	2013	101,928	—	—	7,885	(55,154)	54,659
Senior Vice President and
Chief Financial Officer

David H. Martens	2013	258,546	—	—	(203)	—	258,343
Senior Vice President and
Chief Risk Officer

Lawrence H. Parks	2013	190,908	78,195	4,485	23	—	273,611
Senior Vice President,
External and Legislative Affairs

(1)	The 2013 executive contribution made by Mr. Parks is included in the “Salary” column for 2013 in the Summary Compensation Table (SCT).

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2013 Bank contribution made to Mr. Parks is included in the “All Other Compensation” column for 2013 in the SCT.

(3) The yearend 2013 aggregate balance for Mr. Parks includes $72,000 and $60,000 reported in the “Salary” column for 2012 and 2011 in the SCT, respectively, and includes $4,320 and $3,600 reported in the “All Other Compensation” column for 2012 and 2011 in the SCT, respectively.

Narrative to Non-Qualified Deferred Compensation Table

The Non-Qualified Deferred Compensation Table presents information about our Deferred Compensation Plan (DCP), which is designed to allow Bank officers to defer up to 100% of base salary and short- and long-term incentive cash compensation awards, as applicable. Directors may also participate in the DCP to defer up to 100% of their director fees.

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

Director Compensation Table For the Year Ended December 31, 2013

(In whole dollars)
Name	Fees Earned or Paid in Cash
John F. Luikart, Chairman(1)	$95,000
Douglas H. (Tad) Lowrey, Vice Chairman(2)	89,576
Craig G. Blunden	84,153
Reginald Chen(3)	83,729
Melinda Guzman	85,000
Richard A. Heldebrant	74,576
W. Douglas Hile	85,000
Simone Lagomarsino	74,576
Kevin Murray	85,000
Robert F. Nielsen	85,000
John F. Robinson	85,000
Scott C. Syphax(4)	85,000
Kenneth A. Vecchione(5)	65,333
John T. Wasley	85,000
Total	$1,161,943

(1)	John F. Luikart served as acting chairman beginning January 1, 2013, and was elected chairman effective January 31, 2013.

(2)	Douglas H. (Tad) Lowrey became vice chairman effective January 31, 2013.

(3)	Reginald Chen’s term as a member of the Board expired December 31, 2013.

(4)	Scott C. Syphax served as acting vice chairman beginning January 1, 2013, until January 31, 2013.

(5)	Kenneth A. Vecchione was no longer eligible to serve as a member of the Board effective December 31, 2013.

The Board of Directors Compensation and Expense Reimbursement Policy for 2013 (2013 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$53,000	$42,000	$95,000
Vice Chairman	48,000	42,000	90,000
Committee Chair	43,000	42,000	85,000
Directors on Audit Committee	33,000	42,000	75,000
Other Directors	28,000	42,000	70,000

Under the 2013 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). Any director who joined or left the Board between service fee payments received a prorated service fee for the number of days the director was on the Board during the service period. In addition, each director received a fee of $8,400 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $42,000.

The 2013 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2013 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2013 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2013 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

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

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2014, which is similar to the 2013 Directors Compensation Policy with the exception that the total director fees have been increased by $5,000. Director fees were increased to more closely align with relevant market benchmarks and compensation levels and trends at other FHLBanks. The decision to increase fees in 2014 also recognized the Board’s decision in 2012 to keep 2013 director compensation at 2012 levels. The Board of Directors Compensation and Expense Reimbursement Policy for 2014 was submitted to the Finance Agency and is subject to the completion of the Finance Agency’s regulatory review.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco's (Bank) outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2014.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.(1)	1,279,314,600	22.7%
701 East 60th Street, North
Sioux Falls, SD 57104

JPMorgan Bank and Trust Company, National Association	594,277,400	10.5
560 Mission Street
San Francisco, CA 94105

Wells Fargo Bank, N.A.(1)	517,500,900	9.2
101 North Phillips Avenue
Sioux Falls, SD 57104

Bank of America California, N.A.	470,000,000	8.3
555 California Street
San Francisco, CA 94104
Total	2,861,092,900	50.7%

(1)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Bank as of February 28, 2014.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Craig G. Blunden	Provident Savings Bank	Riverside	CA	10,905,200	0.2%
Steven R. Gardner	Pacific Premier Bank	Irvine	CA	7,332,000	0.1
Richard Heldebrant	Star One Credit Union	Sunnyvale	CA	60,767,900	1.1
W. Douglas Hile	West Valley National Bank	Goodyear	AZ	155,200	—
Simone Lagomarsino	Heritage Oaks Bank	Paso Robles	CA	4,738,500	0.1
Douglas H. (Tad) Lowrey	CapitalSource Bank	Los Angeles	CA	31,255,000	0.6
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	25,000,000	0.4
Total				140,153,800	2.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The FHLBank Act requires the Bank to establish an Affordable Housing Program (AHP). The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the normal course of business.

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

In instances where an AHP or CICA transaction involves a member that owns more than 5% of the Bank's capital stock (or an affiliate of such a member), a member with an officer or director who is a director of the Bank, or an entity with an executive officer, director, controlling shareholder, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other comparable transactions and to the regulations governing the operations of the relevant program.

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

Director Independence

General

Under the rules of the Securities and Exchange Commission (SEC), the Bank is required to identify directors who are independent, and members of the Board's Audit Committee and EEO-Personnel-Compensation Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank's capital stock is not listed on a national securities exchange or automated quotation system, and the Bank's Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank's Audit Committee set forth in the rules of the Federal Housing Finance Board (Finance Board), predecessor to the Federal Housing Finance Agency, and looks to the Finance Board independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC's disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

In addition to the independence rules and standards above, the FHLBanks are required to comply with the rules issued by the SEC under Section 10A(m) of the Securities Exchange Act of 1934, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she, other than in his or her capacity as a member of the Audit Committee, the Bank's Board of Directors, or any other Board committee, accepts any consulting, advisory, or other compensatory fee from the Bank or is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with the Bank).

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

Although the Finance Board's independence standard only applies by regulation to members of the Bank's Audit Committee, the Bank's Board looks to this standard for purposes of determining independence of all Bank directors.

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

Applying the Finance Board independence standards, the Board has determined that all former directors who served in 2013 were, and all current directors are, independent.

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

In addition, the NASDAQ rules set forth seven relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if the director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more. This particular relationship is referred to below as the payments/revenues relationship.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2013, were independent in 2013 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2013, were independent in 2013 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Blunden, Mr. Gardner, Mr. Heldebrant, Mr. Hile, Ms. Lagomarsino, Mr. Lowrey, and Mr. Robinson. Using the NASDAQ rules, the following former director who served in 2013 was considered independent by the Board because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities as a director: Mr. Vecchione.

In making these determinations, the Board recognized that during their directorships the member directors were employed by or served as a director of a member institution that may have conducted business with the Bank in the ordinary course of the Bank's and the member institutions' respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors' exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress, the Bank has a cooperative ownership structure, the Bank is statutorily required to have member directors who are either an officer or director of a Bank member, the Bank was created to provide its members with products and services, and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board's independence standards and NASDAQ rules, all Audit Committee members who served in 2013 were independent, and all current Audit Committee members are independent.

All Audit Committee members who served in 2013 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board's director independence standards, all EEO-Personnel-Compensation Committee members who served in 2013 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

Under the NASDAQ rules, to be considered an independent compensation committee member, a director must meet the definition under the general NASDAQ independence rules, and beginning in 2014 the board of directors must affirmatively determine the independence of any director who will serve on the company’s compensation committee and must consider all factors specifically relevant to determining whether such a director has a relationship to the company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. Relevant factors must include the source of compensation of directors, including any consulting, advisory, or other compensatory fee paid by the company to the directors and whether the director is affiliated with the company.

Using the NASDAQ rules, the following former director who served in 2013 on the EEO-Personnel-Compensation Committee was not considered independent because his former member institution exceeded the limits of the payments/revenues relationship test in 2012: Mr. Chen.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board's director independence standards, all Governance Committee members who served in 2013 were independent, and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2013 and 2012, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2013	2012
Audit fees	$1.2	$1.1
All other fees	—	—
Total	$1.2	$1.1

Audit Fees. Audit fees during 2013 and 2012 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2013 and 2012 were for accounting and internal control consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2013 and 2012.

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

In 2013 and 2012, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 31, 2014

4.1
Capital Plan, as amended and restated effective September 5, 2011, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2014

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

10.6	Board Resolution for 2014 Board of Directors Compensation and Expense Reimbursement Policy

10.7+
2013 President’s Incentive Plan incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 (Commission File No. 000-51398).

10.8+
2013 Executive Incentive Plan incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 (Commission File No. 000-51398).

10.9
2013 Executive Performance Unit Plan incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 (Commission File No. 000-51398)

10.10
2012 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.11
2011 Executive Performance Unit Plan (revised), incorporated by reference to Exhibit 10.4 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.12
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.15	Supplemental Executive Retirement Plan, as amended and restated on July 1, 2013

10.16	Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013

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

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2013 and 2012; (ii) Statements of Income for the Years Ended December 31, 2013, 2012, and 2011; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011; (iv) Statements of Capital Accounts for the Years Ended December 31, 2013, 2012, and 2011; (v) Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011; and (vi) Notes to Financial Statements.

+	Confidential treatment has been requested as to portions of this exhibit.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

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

/S/ DOUGLAS H. (TAD) LOWREY
Douglas H. (Tad) Lowrey Vice Chairman of the Board of Directors

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ STEVEN R. GARDNER
Steven R. Gardner Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ RICHARD A. HELDEBRANT
Richard A. Heldebrant Director

/S/ W. DOUGLAS HILE
W. Douglas Hile Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ JOHN F. ROBINSON
John F. Robinson Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ JOHN T. WASLEY
John T. Wasley Director