Form 10-Q
period 2014-03-31
Federal Home Loan Bank of San Francisco
filed 2014-05-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2014
Class B Stock, par value $100	50,832,445

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$4,541	$4,906
Securities purchased under agreements to resell	500	—
Federal funds sold	6,401	7,498
Trading securities(a)	3,127	3,208
Available-for-sale (AFS) securities(a)	6,916	7,047
Held-to-maturity (HTM) securities (fair values were $17,925 and $17,352, respectively)(a)	17,974	17,507
Advances (includes $6,936 and $7,069 at fair value under the fair value option, respectively)	45,552	44,395
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2, respectively	852	905
Accrued interest receivable	74	81
Premises, software, and equipment, net	25	25
Derivative assets, net	137	116
Other assets	86	86
Total Assets	$86,185	$85,774
Liabilities:
Deposits	$275	$193
Consolidated obligations:
Bonds (includes $7,298 and $10,115 at fair value under the fair value option, respectively)	53,184	53,207
Discount notes	24,863	24,194
Total consolidated obligations	78,047	77,401
Mandatorily redeemable capital stock	1,644	2,071
Accrued interest payable	148	95
Affordable Housing Program (AHP) payable	151	151
Derivative liabilities, net	38	47
Other liabilities	240	107
Total Liabilities	80,543	80,065
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
33 shares and 35 shares, respectively	3,325	3,460
Unrestricted retained earnings	312	317
Restricted retained earnings	2,069	2,077
Total Retained Earnings	2,381	2,394
Accumulated other comprehensive income/(loss) (AOCI)	(64)	(145)
Total Capital	5,642	5,709
Total Liabilities and Capital	$86,185	$85,774

(a)	At March 31, 2014, and December 31, 2013, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2014	2013
Interest Income:
Advances	$79	$89
Securities purchased under agreements to resell	—	1
Federal funds sold	3	4
Trading securities	1	2
AFS securities	71	69
HTM securities	96	101
Mortgage loans held for portfolio	11	13
Total Interest Income	261	279
Interest Expense:
Consolidated obligations:
Bonds	81	123
Discount notes	6	3
Mandatorily redeemable capital stock	39	26
Total Interest Expense	126	152
Net Interest Income	135	127
Provision for/(reversal of) credit losses on mortgage loans	1	—
Net Interest Income After Mortgage Loan Loss Provision	134	127
Other Income/(Loss):
Net gain/(loss) on trading securities	—	2
Total other-than-temporary impairment (OTTI) loss	(1)	(4)
Net amount of OTTI loss reclassified to/(from) AOCI	1	1
Net OTTI loss, credit-related	—	(3)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(39)	(11)
Net gain/(loss) on derivatives and hedging activities	(10)	6
Other	1	2
Total Other Income/(Loss)	(48)	(4)
Other Expense:
Compensation and benefits	16	16
Other operating expense	12	10
Federal Housing Finance Agency	2	2
Office of Finance	2	2
Total Other Expense	32	30
Income/(Loss) Before Assessment	54	93
AHP Assessment	9	12
Net Income/(Loss)	$45	$81

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2014	2013
Net Income/(Loss)	$45	$81
Other Comprehensive Income/(Loss):
Net non-credit-related OTTI loss on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	(3)
Net change in fair value of other-than-temporarily impaired securities	81	340
Reclassification of non-credit-related OTTI loss included in net income/(loss)	(1)	2
Total net non-credit-related OTTI loss on AFS securities	80	339
Net non-credit-related OTTI loss on HTM securities:
Non-credit-related OTTI loss	—	(3)
Accretion of non-credit-related OTTI loss	1	2
Non-credit-related OTTI loss transferred to AFS securities	—	3
Total net non-credit-related OTTI loss on HTM securities	1	2
Total other comprehensive income/(loss)	81	341
Total Comprehensive Income/(Loss)	$126	$422

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	1	106					106
Repurchase of capital stock	(3)	(314)					(314)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			12	69	81	341	422
Cash dividends paid on capital stock (2.30%)				(25)	(25)		(25)
Balance, March 31, 2013	40	$3,951	$2,013	$290	$2,303	$(453)	$5,801
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	2	197					197
Repurchase of capital stock	(4)	(331)					(331)
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			(8)	53	45	81	126
Cash dividends paid on capital stock (6.67%)				(58)	(58)		(58)
Balance, March 31, 2014	33	$3,325	$2,069	$312	$2,381	$(64)	$5,642

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2014	2013
Cash Flows from Operating Activities:
Net Income/(Loss)	$45	$81
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(20)	(15)
Provision for/(reversal of) credit losses on mortgage loans	1	—
Change in net fair value adjustment on trading securities	—	(2)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	39	11
Change in net derivatives and hedging activities	(94)	(84)
Net OTTI loss, credit-related	—	3
Net change in:
Accrued interest receivable	7	(3)
Other assets	—	(1)
Accrued interest payable	54	67
Other liabilities	(6)	(1)
Total adjustments	(19)	(25)
Net cash provided by/(used in) operating activities	26	56
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(80)	11
Securities purchased under agreements to resell	(500)	1,000
Federal funds sold	1,097	1,823
Premises, software, and equipment	(1)	(2)
Trading securities:
Proceeds from maturities of long-term	81	1
Purchases of long-term	—	(525)
AFS securities:
Proceeds from maturities of long-term	225	309
HTM securities:
Net (increase)/decrease in short-term	(848)	103
Proceeds from maturities of long-term	589	1,213
Purchases of long-term	(69)	(1,189)
Advances:
Principal collected	146,806	112,034
Made to members	(147,969)	(115,063)
Mortgage loans held for portfolio:
Principal collected	52	113
Proceeds from sales of foreclosed assets	1	—
Net cash provided by/(used in) investing activities	(616)	(172)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2014	2013
Cash Flows from Financing Activities:
Net change in:
Deposits	189	(25)
Net (payments)/proceeds on derivative contracts with financing elements	(1)	26
Net proceeds from issuance of consolidated obligations:
Bonds	8,377	3,875
Discount notes	17,912	19,784
Bonds transferred from another Federal Home Loan Bank	—	122
Payments for matured and retired consolidated obligations:
Bonds	(8,390)	(9,862)
Discount notes	(17,242)	(12,166)
Proceeds from issuance of capital stock	197	106
Payments for repurchase/redemption of mandatorily redeemable capital stock	(428)	(437)
Payments for repurchase of capital stock	(331)	(314)
Cash dividends paid	(58)	(25)
Net cash provided by/(used in) financing activities	225	1,084
Net increase/(decrease) in cash and due from banks	(365)	968
Cash and due from banks at beginning of the period	4,906	104
Cash and due from banks at end of the period	$4,541	$1,072
Supplemental Disclosures:
Interest paid	$124	$118
AHP payments	9	11
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	19

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10‑K).

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for OTTI for investment securities; and estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. Actual results could differ significantly from these estimates.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2014, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K. Other changes to these policies as of March 31, 2014, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned (REO). Specifically, these collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

prospective transition method. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the guidance requires an entity to disclose the nature and amount of the obligations as well as other information about the obligations. The guidance became effective for interim and annual periods beginning on January 1, 2014, and was applied retrospectively to obligations with joint and several liabilities existing at January 1, 2014. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities) and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Bank implemented the asset classification provisions as of January 1, 2014, and this adoption did not have any impact on the Bank’s financial condition, results of operations, or cash flows. The charge-off provisions are to be implemented no later than January 1, 2015, and the adoption of those provisions is not expected to have a significant impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2014, and December 31, 2013, was as follows:

	March 31, 2014	December 31, 2013
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,114	$3,194
MBS – Other U.S. obligations – Ginnie Mae	13	14
Total	$3,127	$3,208

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of
March 31, 2014, and December 31, 2013, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year of Contractual Maturity	March 31, 2014	December 31, 2013
Trading securities other than MBS:
Due in 1 year or less	$800	$580
Due after 1 year through 5 years	2,314	2,614
Subtotal	3,114	3,194
MBS – Other U.S. obligations – Ginnie Mae	13	14
Total	$3,127	$3,208

Interest Rate Payment Terms. Interest rate payment terms for trading securities at March 31, 2014, and December 31, 2013, are detailed in the following table:

	March 31, 2014	December 31, 2013
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,114	$3,194
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	13	14
Total	$3,127	$3,208

The net unrealized gain/(loss) on trading securities was de minimis and $2 for the three months ended March 31, 2014 and 2013, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of March 31, 2014, and December 31, 2013, were as follows:

March 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$636	$(13)	$35	$—	$658
Alt-A, option ARM	1,100	(69)	63	—	1,094
Alt-A, other	5,211	(209)	166	(4)	5,164
Total	$6,947	$(291)	$264	$(4)	$6,916

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$661	$(11)	27	$—	$677
Alt-A, option ARM	1,122	(74)	51	—	1,099
Alt-A, other	5,376	(239)	142	(8)	5,271
Total	$7,159	$(324)	$220	$(8)	$7,047

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At March 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,279. At December 31, 2013, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,312.

The following table summarizes the AFS securities with unrealized losses as of March 31, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$23	$—	$267	$13	$290	$13
Alt-A, option ARM	—	—	642	69	642	69
Alt-A, other	454	8	2,185	205	2,639	213
Total	$477	$8	$3,094	$287	$3,571	$295

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$—	$287	$11	$315	$11
Alt-A, option ARM	—	—	674	74	674	74
Alt-A, other	677	10	2,351	237	3,028	247
Total	$705	$10	$3,312	$322	$4,017	$332

As indicated in the tables above, as of March 31, 2014, the Bank’s investments classified as AFS had gross unrealized losses related to PLRMBS, which were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at March 31, 2014, and December 31, 2013, are shown in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014	December 31, 2013
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,284	$2,450
Adjustable rate	4,663	4,709
Total	$6,947	$7,159

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2014	December 31, 2013
Collateralized mortgage obligations:
Converts in 1 year or less	$109	$191
Converts after 1 year through 5 years	343	364
Total	$452	$555

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$2,508	$—	$2,508	$—	$—	$2,508
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	380	—	380	—	(88)	292
Subtotal	2,888	—	2,888	—	(88)	2,800
MBS:
Other U.S. obligations – Ginnie Mae	1,676	—	1,676	5	(26)	1,655
GSEs:
Freddie Mac	5,093	—	5,093	57	(58)	5,092
Fannie Mae	6,139	—	6,139	116	(26)	6,229
Subtotal GSEs	11,232	—	11,232	173	(84)	11,321
PLRMBS:
Prime	1,319	—	1,319	2	(31)	1,290
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	869	(26)	843	24	(22)	845
Subtotal PLRMBS	2,204	(26)	2,178	26	(55)	2,149
Total MBS	15,112	(26)	15,086	204	(165)	15,125
Total	$18,000	$(26)	$17,974	$204	$(253)	$17,925

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,660	$—	$1,660	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	416	—	416	—	(100)	316
Subtotal	2,076	—	2,076	—	(100)	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	—	1,575	3	(45)	1,533
GSEs:
Freddie Mac	5,250	—	5,250	53	(90)	5,213
Fannie Mae	6,331	—	6,331	109	(45)	6,395
Subtotal GSEs	11,581	—	11,581	162	(135)	11,608
PLRMBS:
Prime	1,380	—	1,380	1	(37)	1,344
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	906	(27)	879	24	(26)	877
Subtotal PLRMBS	2,302	(27)	2,275	25	(65)	2,235
Total MBS	15,458	(27)	15,431	190	(245)	15,376
Total	$17,534	$(27)	$17,507	$190	$(345)	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

At March 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $65, discounts of $65, and credit-related OTTI of $7. At December 31, 2013, the amortized cost of the Bank’s MBS classified as HTM included premiums of $71, discounts of $70, and credit-related OTTI of $6.

The following tables summarize the HTM securities with unrealized losses as of March 31, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$826	$—	$—	$—	$826	$—
Housing finance agency bonds:
CalHFA bonds	—	—	292	88	292	88
MBS:
Other U.S. obligations – Ginnie Mae	1,109	26	2	—	1,111	26
GSEs:
Freddie Mac	2,753	58	34	—	2,787	58
Fannie Mae	1,915	22	120	4	2,035	26
Subtotal GSEs	4,668	80	154	4	4,822	84
PLRMBS:
Prime	375	3	667	28	1,042	31
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	154	2	650	46	804	48
Subtotal PLRMBS	529	5	1,331	76	1,860	81
Total MBS	6,306	111	1,487	80	7,793	191
Total	$7,132	$111	$1,779	$168	$8,911	$279

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$316	$100	$316	$100
MBS:
Other U.S. obligations – Ginnie Mae	1,187	45	2	—	1,189	45
GSEs:
Freddie Mac	2,918	89	66	1	2,984	90
Fannie Mae	2,069	40	126	5	2,195	45
Subtotal GSEs	4,987	129	192	6	5,179	135
PLRMBS:
Prime	481	5	693	32	1,174	37
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	159	2	688	51	847	53
Subtotal PLRMBS	640	7	1,395	85	2,035	92
Total MBS	6,814	181	1,589	91	8,403	272
Total	$6,814	$181	$1,905	$191	$8,719	$372

As indicated in the tables above, the Bank’s investments classified as HTM had gross unrealized losses primarily related to CalHFA bonds and MBS. The Bank also had gross unrealized losses associated with certificates of deposit that were de minimis, which were caused by movements in interest rates and not a deterioration of the issuers’ creditworthiness. The gross unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2014, and December 31, 2013, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$2,508	$2,508	$2,508
Due after 5 years through 10 years	62	62	49
Due after 10 years	318	318	243
Subtotal	2,888	2,888	2,800
MBS:
Other U.S. obligations – Ginnie Mae	1,676	1,676	1,655
GSEs:
Freddie Mac	5,093	5,093	5,092
Fannie Mae	6,139	6,139	6,229
Subtotal GSEs	11,232	11,232	11,321
PLRMBS:
Prime	1,319	1,319	1,290
Alt-A, option ARM	16	16	14
Alt-A, other	869	843	845
Subtotal PLRMBS	2,204	2,178	2,149
Total MBS	15,112	15,086	15,125
Total	$18,000	$17,974	$17,925

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,660	$1,660	$1,660
Due after 5 years through 10 years	62	62	49
Due after 10 years	354	354	267
Subtotal	2,076	2,076	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	1,575	1,533
GSEs:
Freddie Mac	5,250	5,250	5,213
Fannie Mae	6,331	6,331	6,395
Subtotal GSEs	11,581	11,581	11,608
PLRMBS:
Prime	1,380	1,380	1,344
Alt-A, option ARM	16	16	14
Alt-A, other	906	879	877
Subtotal PLRMBS	2,302	2,275	2,235
Total MBS	15,458	15,431	15,376
Total	$17,534	$17,507	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at March 31, 2014, and December 31, 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed rate	$2,508	$1,660
Adjustable rate	380	416
Subtotal	2,888	2,076
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	410	461
Adjustable rate	425	430
Collateralized mortgage obligations:
Fixed rate	10,681	10,820
Adjustable rate	3,596	3,747
Subtotal	15,112	15,458
Total	$18,000	$17,534

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2014	December 31, 2013
Passthrough securities:
Converts in 1 year or less	$43	$62
Converts after 1 year through 5 years	287	316
Converts after 5 years through 10 years	70	72
Total	$400	$450
Collateralized mortgage obligations:
Converts in 1 year or less	$203	$185
Converts after 1 year through 5 years	93	133
Total	$296	$318

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 6 — Other-Than-Temporary Impairment Analysis

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the 12-month period beginning January 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 4.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. The table below presents the ranges of the annualized projected home price recovery rates at March 31, 2014.

Months	March 31, 2014
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

For securities determined to be other-than-temporarily impaired as of March 31, 2014 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2014, and the related current credit enhancement for the Bank.

March 31, 2014
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	12.5	17.6	41.0	—
Total Prime	12.5	17.6	41.0	—
Alt-A, other
2007	9.9	34.4	43.2	8.4
2005	10.0	31.6	46.0	—
2004 and earlier	12.3	7.6	38.1	13.3
Total Alt-A, other	10.5	27.1	42.8	7.0
Total	10.5	27.1	42.8	6.9

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

For each security classified as HTM, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $1 and $2 from AOCI to increase the carrying value of the respective PLRMBS classified as HTM for the three months ended March 31, 2014 and 2013, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$1,378	$1,397
Additional charges on securities for which OTTI was previously recognized(1)	—	3
Increases in cash flows expected to be collected that are recognized over the remaining life of the securities	(16)	(2)
Balance, end of the period	$1,362	$1,398

(1)
For the three months ended March 31, 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014. For the three months ended March 31, 2013, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2013.

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

Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized an OTTI credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the issuers’ creditworthiness. The decline in the issuers’ creditworthiness is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2014. The following table summarizes the PLRMBS transferred during the three months ended March 31, 2013. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

	Three Months Ended March 31, 2013
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$22	$(3)	$—	$19
Total	$22	$(3)	$—	$19

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at March 31, 2014, and December 31, 2013, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$765	$636	$658	$—	$—	$—	$—
Alt-A, option ARM	1,486	1,100	1,094	—	—	—	—
Alt-A, other	5,968	5,211	5,164	145	142	117	140
Total	$8,219	$6,947	$6,916	$145	$142	$117	$140

December 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$795	$661	$677	$—	$—	$—	$—
Alt-A, option ARM	1,516	1,122	1,099	—	—	—	—
Alt-A, other	6,151	5,376	5,271	150	147	120	144
Total	$8,462	$7,159	$7,047	$150	$147	$120	$144

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2014, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2014, the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. As of March 31, 2014, the Bank’s investments in certificates of deposit had a de minimis gross unrealized loss resulting from movements in interest rates and not a deterioration of the issuers’ creditworthiness.

As of March 31, 2014, the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, had gross unrealized losses totaling $88. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2014, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2014, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.10% to 8.57% at March 31, 2014, and 0.06% to 8.57% at December 31, 2013, as summarized below.

	March 31, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$24,092	0.55%	$22,556	0.50%
After 1 year through 2 years	6,239	1.60	6,838	1.48
After 2 years through 3 years	6,663	1.10	6,754	1.24
After 3 years through 4 years	3,854	1.38	3,208	1.43
After 4 years through 5 years	2,723	1.88	2,825	1.79
After 5 years	1,779	2.63	2,006	2.41
Total par value	45,350	1.00%	44,187	1.00%
Valuation adjustments for hedging activities	82		95
Valuation adjustments under fair value option	120		113
Total	$45,552		$44,395

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,702 at March 31, 2014, and $6,833 at December 31, 2013. Some advances may be repaid on pertinent call dates

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $288 at March 31, 2014, and $235 at December 31, 2013.

The Bank’s advances at March 31, 2014, and December 31, 2013, included $180 and $182, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at March 31, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Within 1 year	$24,175	$22,609	$24,231	$22,696
After 1 year through 2 years	6,254	6,843	6,239	6,838
After 2 years through 3 years	6,771	6,850	6,664	6,754
After 3 years through 4 years	3,890	3,208	3,714	3,108
After 4 years through 5 years	2,765	2,901	2,723	2,785
After 5 years	1,495	1,776	1,779	2,006
Total par value	$45,350	$44,187	$45,350	$44,187
Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2014 and 2013. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2014 and 2013.

	March 31, 2014		Three Months Ended March 31, 2014
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$10,000	22%	$5	5%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	15	13
JPMorgan Chase Bank, National Association(3)	834	2	2	2
Subtotal JPMorgan Chase & Co.	5,959	13	17	15
First Republic Bank	5,650	12	21	19
Bank of the West	4,437	10	8	7
OneWest Bank, N.A.	3,040	7	3	3
Subtotal	29,086	64	54	49
Others	16,264	36	57	51
Total	$45,350	100%	$111	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2013		Three Months Ended March 31, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,850	17%	$21	17%
JPMorgan Chase Bank, National Association(3)	841	2	2	2
Subtotal JPMorgan Chase & Co.	8,691	19	23	19
Citibank, N.A.(3)	8,284	18	5	4
Bank of America California, N.A.	6,000	13	2	2
First Republic Bank	4,140	9	14	12
OneWest Bank, FSB	3,639	8	11	9
Subtotal	30,754	67	55	46
Others	15,455	33	66	54
Total	$46,209	100%	$121	100%

(1)
Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and valuation adjustments under the fair value option.

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2014, and December 31, 2013, are detailed below:

	March 31, 2014	December 31, 2013
Par value of advances:
Fixed rate:
Due within 1 year	$18,910	$17,998
Due after 1 year	16,080	16,453
Total fixed rate	34,990	34,451
Adjustable rate:
Due within 1 year	5,182	4,558
Due after 1 year	5,178	5,178
Total adjustable rate	10,360	9,736
Total par value	$45,350	$44,187

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2014, and December 31, 2013.

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

The following table presents information as of March 31, 2014, and December 31, 2013, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2014	December 31, 2013
Fixed rate medium-term mortgage loans	$217	$238
Fixed rate long-term mortgage loans	643	675
Subtotal	860	913
Unamortized premiums	9	10
Unamortized discounts	(15)	(16)
Mortgage loans held for portfolio	854	907
Less: Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$852	$905

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2014
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$678	79%	7,090	69%
OneWest Bank, N.A.	110	13	2,408	23
Subtotal	788	92	9,498	92
Others	72	8	840	8
Total	$860	100%	10,338	100%

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

(1)	Nonmember institution.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2013 Form 10-K.

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At March 31, 2014, and December 31, 2013, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2014, or during 2013.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of March 31, 2014, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first three months of 2014, or from April 1 to April 30, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of March 31, 2014, and December 31, 2013.

	March 31, 2014	December 31, 2013
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$14	$14
60 – 89 days delinquent	5	7
90 days or more delinquent	26	27
Total past due	45	48
Total current loans	813	863
Total mortgage loans	$858	$911
In process of foreclosure, included above(2)	$13	$17
Nonaccrual loans	$26	$27
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.06%	3.00%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$2	$3
Charge-offs – transferred to REO	(1)	—
Provision for/(reversal of) credit losses	1	—
Balance, end of the period	$2	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.01)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	March 31, 2014	December 31, 2013
Allowance for credit losses, end of period
Individually evaluated for impairment	$2	$2
Total allowance for credit losses	$2	$2
Recorded investment, end of period
Individually evaluated for impairment	$26	$27
Collectively evaluated for impairment	832	884
Total recorded investment	$858	$911

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$18	$18	$—	$20	$20	$—
With an allowance	8	8	2	7	7	2
Total	$26	$26	$2	$27	$27	$2

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
With no related allowance	$19	$19
With an allowance	7	12
Total	$26	$31

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment for the member selling the loans, as follows:

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

4.
Losses in excess of the first loss account for each master commitment, up to an agreed-upon amount called the credit enhancement amount, are covered by the participating institution’s credit enhancement obligation at the time losses are incurred.

5.	Losses in excess of the first loss account and the participating institution’s remaining credit enhancement for the master commitment, if any, are incurred by the Bank.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2014, and December 31, 2013, and for MPF Plus loans totaling $2 as of March 31, 2014, and $2 as of December 31, 2013.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2014, and December 31, 2013, and for MPF Plus loans totaling de minimis amounts as of March 31, 2014, and December 31, 2013.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $0.8 as of March 31, 2014, and $0.8 as of December 31, 2013. During the three months ended March 31, 2014 and 2013, the amount of the pre- and post-modification recorded investment in TDRs that occurred during the year was equal because there were no write-offs resulting from either principal forgiveness or direct write-offs. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at March 31, 2014, and at December 31, 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2014, and December 31, 2013, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of March 31, 2014, and December 31, 2013, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014	December 31, 2013
Interest-bearing deposits:
Demand and overnight	$272	$190
Term	1	1
Other	1	1
Total interest-bearing deposits	274	192
Non-interest-bearing deposits	1	1
Total	$275	$193

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2014, and December 31, 2013, are detailed in the following table:

	March 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.01%	$1	0.01%
Adjustable rate	273	0.01	191	0.01
Total interest-bearing deposits	274	0.01	192	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$275	0.01%	$193	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at March 31, 2014, and $1 at December 31, 2013. These time deposits were scheduled to mature within three to six months.

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$25,671	0.40%	$26,161	0.40%
After 1 year through 2 years	5,982	1.14	7,101	0.80
After 2 years through 3 years	8,746	2.58	7,740	2.94
After 3 years through 4 years	2,331	2.36	1,963	2.50
After 4 years through 5 years	2,740	1.51	2,420	1.49
After 5 years	7,279	1.98	7,384	1.99
Total par value	52,749	1.21%	52,769	1.17%
Unamortized premiums	77		78
Unamortized discounts	(15)		(16)
Valuation adjustments for hedging activities	440		491
Fair value option valuation adjustments	(67)		(115)
Total	$53,184		$53,207

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $15,901 at March 31, 2014, and $13,042 at December 31, 2013. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $12,121 at March 31, 2014, and $9,997 at December 31, 2013. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2014	December 31, 2013
Par value of consolidated obligation bonds:
Non-callable	$36,848	$39,727
Callable	15,901	13,042
Total par value	$52,749	$52,769

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Within 1 year	$36,932	$36,093
After 1 year through 2 years	5,742	6,046
After 2 years through 3 years	7,012	7,550
After 3 years through 4 years	1,531	1,478
After 4 years through 5 years	720	830
After 5 years	812	772
Total par value	$52,749	$52,769

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$24,867	0.10%	$24,199	0.10%
Unamortized discounts	(4)		(5)
Total	$24,863		$24,194

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2014, and December 31, 2013, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2013 Form 10-K.

	March 31, 2014	December 31, 2013
Par value of consolidated obligations:
Bonds:
Fixed rate	$41,334	$38,489
Adjustable rate	7,943	11,218
Step-up	2,855	2,460
Step-down	365	340
Fixed rate that converts to adjustable rate	252	262
Total bonds, par value	52,749	52,769
Discount notes, par value	24,867	24,199
Total consolidated obligations, par value	$77,616	$76,968

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2014, or December 31, 2013. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended March 31, 2014 and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2012	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	—	(3)		(3)
Non-credit-related OTTI loss transferred	(3)	3		—
Net change in fair value	340			340
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	339	2	—	341
Balance, March 31, 2013	$(409)	$(32)	$(12)	$(453)

Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	81			81
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(1)	—		(1)
Net current period other comprehensive income/(loss)	80	1	—	81
Balance, March 31, 2014	$(31)	$(26)	$(7)	$(64)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Capital

Capital Requirements. Under the Housing Act, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount that is greater than or equal to its risk-based capital requirement. Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital.

The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

As of March 31, 2014, and December 31, 2013, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Risk-based capital	$3,735	$7,350	$3,912	$7,925
Total regulatory capital	$3,447	$7,350	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.53%	4.00%	9.24%
Leverage capital	$4,309	$11,024	$4,289	$11,888
Leverage ratio	5.00%	12.79%	5.00%	13.86%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $1,644 outstanding to 43 institutions at March 31, 2014, and $2,071 outstanding to 44 institutions at December 31, 2013. The change in mandatorily redeemable capital stock for the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at the beginning of the period	$2,071	$4,343
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	1
Acquired by/transferred to members	1	—
Redemption of mandatorily redeemable capital stock	(9)	(1)
Repurchase of excess mandatorily redeemable capital stock	(419)	(436)
Balance at the end of the period	$1,644	$3,907

Cash dividends on mandatorily redeemable capital stock in the amount of $39 and $26 were recorded as interest expense for the three months ended March 31, 2014 and 2013, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2014, and December 31, 2013.

Contractual Redemption Period	March 31, 2014	December 31, 2013
Within 1 year	$452	$571
After 1 year through 2 years	84	111
After 2 years through 3 years	1,016	1,289
After 3 years through 4 years	16	20
After 4 years through 5 years	3	3
Past contractual redemption date because of remaining activity(1)	73	77
Total	$1,644	$2,071

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital risk management principles, strategy, and objectives, as well as its policies, analysis, and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 151% as of March 31, 2014.

Retained Earnings - The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014				March 31, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(17)	—	9	(8)	(4)	—	16	12
Balance at the end of the period	$71	$1,800	$198	$2,069	$69	$1,800	$144	$2,013

For more information on these three categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2014, the Bank’s excess capital stock totaled $1,850, or 2.15% of total assets.

Dividends on capital stock are recognized as cash dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

In the first quarter of 2014, the Bank paid dividends at an annualized rate of 6.67%, totaling $97, including $58 in dividends on capital stock and $39 in dividends on mandatorily redeemable capital stock. In the first quarter of 2013, the Bank paid dividends at an annualized rate of 2.30%, totaling $51, including $25 in dividends on capital stock and $26 in dividends on mandatorily redeemable capital stock.

On April 28, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2014 at an annualized rate of 6.80%, totaling $93, including $59 in dividends on capital stock and $34 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 28, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 15, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2014.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750 in excess capital stock in the first quarter of 2014 and 2013, respectively.

During the first quarter of 2014, the five-year redemption period for $9 in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption date.

On April 28, 2014, the Bank announced that it plans to repurchase $750 in excess capital stock on May 16, 2014. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Excess capital stock totaled $1,850 as of March 31, 2014, and $2,446 as of December 31, 2013.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2014, and December 31, 2013.

	March 31, 2014		December 31, 2013
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$1,010	20%	$1,279	23%
Banamex USA	1	—	1	—
Subtotal Citigroup Inc.	1,011	20	1,280	23
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	469	9	594	11
JPMorgan Chase Bank, National Association(1)	73	1	77	1
Subtotal JPMorgan Chase & Co.	542	10	671	12
Total capital stock ownership over 10%	1,553	30	1,951	35
Others	3,416	70	3,580	65
Total	$4,969	100%	$5,531	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Note 14 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with cash flow settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 18 – Segment Information” in the Bank’s 2013 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2014 and 2013.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended
March 31, 2014	$39	$110	$149	$(2)	$(22)	$39	$134	$(48)	$32	$54
March 31, 2013	43	113	156	(18)	21	26	127	(4)	30	93

(1)	Does not include credit-related OTTI losses of a de minimis amount and $3 for the three months ended March 31, 2014 and 2013, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only, in accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework.

(3)
The Bank includes income and expense associated with cash flow settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2014, and December 31, 2013.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2014	$63,241	$22,944	$86,185
December 31, 2013	62,297	23,477	85,774

Note 15 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared after execution through a clearing agent with a derivative clearing organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a derivative clearing organization (clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the clearinghouse. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank and transmits the required initial and variation margin from the Bank to the clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives that may be executed with members (with the Bank serving as an intermediary) or cleared at a derivative clearing organization. The Bank’s use of interest rate exchange

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) an economic hedge of a specific asset or liability, or (iii) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at March 31, 2014, and $330 at December 31, 2013. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2014, or December 31, 2013, that

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2014, or the year ended December 31, 2013.

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

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank has analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and CFTC rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

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

The Bank’s agreements for bilateral derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, the amount of collateral that the Bank is required to deliver to a counterparty under its agreements for bilateral derivative transactions depends on the Bank’s credit rating. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

interest) at March 31, 2014, was $70, for which the Bank had posted cash collateral of $34 in the normal course of business. If the Bank’s credit rating at March 31, 2014, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to $21 of collateral (at fair value) to its derivative counterparties at March 31, 2014.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2014, and December 31, 2013. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2014			December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$37,042	$568	$139	$31,395	$572	$156
Total	37,042	568	139	31,395	572	156
Derivatives not designated as hedging instruments:
Interest rate swaps	39,494	121	195	49,715	146	242
Interest rate caps, floors, corridors, and/or collars	2,586	24	4	460	2	4
Total	42,080	145	199	50,175	148	246
Total derivatives before netting and collateral adjustments	$79,122	713	338	$81,570	720	402
Netting adjustments by counterparty		(267)	(267)		(313)	(313)
Cash collateral and related accrued interest		(309)	(33)		(291)	(42)
Total collateral and netting adjustments(1)		(576)	(300)		(604)	(355)
Total derivative assets and total derivative liabilities		$137	$38		$116	$47

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(2)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(2)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	15	(13)
Interest rate caps, floors, corridors and/or collars	(1)	—
Net cash flow settlements	(22)	21
Total net gain/(loss) related to derivatives not designated as hedging instruments	(8)	8
Net gain/(loss) on derivatives and hedging activities	$(10)	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014				March 31, 2013
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$10	$(10)	$—	$(32)	$37	$(37)	$—	$(30)
Consolidated obligation bonds	(51)	49	(2)	65	(114)	112	(2)	113
Total	$(41)	$39	$(2)	$33	$(77)	$75	$(2)	$83

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2014, and December 31, 2013.

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$697	$331	$699	$395
Cleared derivatives	16	7	21	7
Total gross recognized amount	713	338	720	402
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(598)	(293)	(604)	(348)
Cleared derivatives	22	(7)	—	(7)
Total gross amount of netting adjustments and cash collateral	(576)	(300)	(604)	(355)
Total derivative assets and total derivative liabilities
Bilateral derivatives	99	38	95	47
Cleared derivatives	38	—	21	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	137	38	116	47
Non-cash collateral received or pledged not offset
Can be sold or repledged - Bilateral derivatives	93	—	89	—
Net unsecured amount
Bilateral derivatives	6	38	6	47
Cleared derivatives	38	—	21	—
Total net unsecured amount	$44	$38	$27	$47

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2014, and December 31, 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2014, and December 31, 2013.

	March 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,541	$4,541	$4,541	$—	$—	$—
Securities purchased under agreements to resell	500	500	—	500	—	—
Federal funds sold	6,401	6,401	—	6,401	—	—
Trading securities	3,127	3,127	—	3,127	—	—
AFS securities	6,916	6,916	—	—	6,916	—
HTM securities	17,974	17,925	—	15,483	2,442	—
Advances	45,552	45,640	—	45,640	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	852	905	—	905	—	—
Accrued interest receivable	74	74	—	74	—	—
Derivative assets, net(1)	137	137	—	713	—	(576)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	275	275	—	275	—	—
Consolidated obligations:
Bonds	53,184	53,049	—	53,049	—	—
Discount notes	24,863	24,865	—	24,865	—	—
Total consolidated obligations	78,047	77,914	—	77,914	—	—
Mandatorily redeemable capital stock	1,644	1,644	1,644	—	—	—
Accrued interest payable	148	148	—	148	—	—
Derivative liabilities, net(1)	38	38	—	338	—	(300)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to issue consolidated obligation bonds(3)	—	2	—	2	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,906	$4,906	$4,906	$—	$—	$—
Federal funds sold	7,498	7,498	—	7,498	—	—
Trading securities	3,208	3,208	—	3,208	—	—
AFS securities	7,047	7,047	—	—	7,047	—
HTM securities	17,507	17,352	—	14,802	2,550	—
Advances	44,395	44,457	—	44,457	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	905	956	—	956	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	116	116	—	720	—	(604)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	193	193	—	193	—	—
Consolidated obligations:
Bonds	53,207	52,940	—	52,940	—	—
Discount notes	24,194	24,195	—	24,195	—	—
Total consolidated obligations	77,401	77,135	—	77,135	—	—
Mandatorily redeemable capital stock	2,071	2,071	2,071	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	47	47	—	402	—	(355)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	(1)	—	(1)	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2014:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s valuation technique for estimating the fair values of its MBS first requires the establishment of a median vendor price for each security. If four vendor prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value) subject to additional validation. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

As of March 31, 2014, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of March 31, 2014, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

Investment Securities – FFCB Bonds and CalHFA Bonds – The Bank estimates the fair values of these securities using the methodology described above for Investment Securities – MBS.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for seasoned Agency mortgage-backed passthrough securities adjusted for differences in coupon, average loan rate, credit, and cash flow remittance between the Bank’s mortgage loans and the referenced instruments. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

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

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes bilateral derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The Bank clears its cleared derivative transactions only through clearing agents that meet the Bank’s strict eligibility requirements, and the Bank’s credit exposure to the clearinghouse is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2014, and December 31, 2013, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,114	$—	$—	$3,114
MBS:
Other U.S. obligations – Ginnie Mae	—	13	—	—	13
Total trading securities	—	3,127	—	—	3,127
AFS securities:
PLRMBS	—	—	6,916	—	6,916
Total AFS securities	—	—	6,916	—	6,916
Advances(2)	—	6,936	—	—	6,936
Derivative assets, net: interest rate-related	—	713	—	(576)	137
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$10,776	$6,916	$(576)	$17,127
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$7,298	$—	$—	$7,298
Derivative liabilities, net: interest rate-related	—	338	—	(300)	38
Total recurring fair value measurements – Liabilities	$—	$7,636	$—	$(300)	$7,336
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

December 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,208	—	—	3,208
AFS securities:
PLRMBS	—	—	7,047	—	7,047
Total AFS securities	—	—	7,047	—	7,047
Advances(2)	—	7,069	—	—	7,069
Derivative assets, net: interest rate-related	—	720	—	(604)	116
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$10,997	$7,047	$(604)	$17,450
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$10,115	$—	$—	$10,115
Derivative liabilities, net: interest rate-related	—	402	—	(355)	47
Total recurring fair value measurements – Liabilities	$—	$10,517	$—	$(355)	$10,162
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $6,936 and $7,069 of advances recorded under the fair value option at March 31, 2014, and December 31, 2013, respectively. There were no advances recorded at fair value at March 31, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(3)
Includes $7,298 and $10,115 of consolidated obligation bonds recorded under the fair value option at March 31, 2014, and December 31, 2013, respectively. There were no consolidated obligation bonds recorded at fair value at March 31, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$7,047	$7,604
Total gain/(loss) realized and unrealized included in:
Interest income	15	—
Net OTTI loss, credit-related	—	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	81	340
Reclassification of non-credit-related OTTI included in net income/(loss)	(1)	2
Settlements	(226)	(309)
Transfers of HTM securities to AFS securities	—	19
Balance, end of the period	$6,916	$7,653
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$15	$(3)

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

For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Fair Values” in the Bank’s 2013 Form 10-K.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2014 and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2014		March 31, 2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,069	$10,115	$7,390	$27,884
New transactions elected for fair value option	138	700	157	885
Maturities and terminations	(279)	(3,565)	(133)	(2,810)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	8	47	(26)	(15)
Change in accrued interest	—	1	(1)	—
Balance, end of the period	$6,936	$7,298	$7,387	$25,944

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three months ended March 31, 2014 and 2013.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2014, and December 31, 2013:

	At March 31, 2014			At December 31, 2013
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,816	$6,936	$120	$6,956	$7,069	$113
Consolidated obligation bonds	7,365	7,298	(67)	10,230	10,115	(115)

(1)	At March 31, 2014, and December 31, 2013, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $753,941 at March 31, 2014, and $766,837 at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $77,616 at March 31, 2014, and $76,968 at December 31, 2013. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

Off-balance sheet commitments as of March 31, 2014, and December 31, 2013, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014			December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,102	$2,655	$4,757	$1,031	$2,572	$3,603
Commitments to fund advances(1)	54	3	57	4	4	8
Commitments to issue consolidated obligation bonds, par(2)	805	—	805	1,640	—	1,640

(1)	At March 31, 2014, and December 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At March 31, 2014, and December 31, 2013, $805 and $1,640, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 107 days to 10 years, including a final expiration in 2024. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $12 at March 31, 2014, and $12 at December 31, 2013. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2014, and December 31, 2013.

Commitments to fund advances totaled $57 at March 31, 2014, and $8 at December 31, 2013. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2014, and December 31, 2013.

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of March 31, 2014, the Bank had pledged cash collateral of $230 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2013, the Bank had pledged cash collateral of $149 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

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

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$—	$—
Investments(1)	1,124	1,176
Advances	11,125	11,268
Mortgage loans held for portfolio	719	760
Accrued interest receivable	22	25
Other assets	31	37
Derivative assets, net	277	257
Total Assets	$13,298	$13,523
Liabilities:
Deposits	$277	$260
Mandatorily redeemable capital stock	1,083	1,356
Derivative liabilities, net	31	37
Total Liabilities	$1,391	$1,653
Notional amount of derivatives	$12,774	$12,256
Standby letters of credit	59	205

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest Income:
Investments(1)	$5	$8
Advances(2)	24	39
Mortgage loans held for portfolio	9	12
Total Interest Income	$38	$59
Interest Expense:
Mandatorily redeemable capital stock	$25	$23
Consolidated obligations(2)	(36)	(46)
Total Interest Expense	$(11)	$(23)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(44)	$(35)
Other income	—	—
Total Other Income/(Loss)	$(44)	$(35)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to March 31, 2014, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and the Bank’s 2013 Form 10-K.

Quarterly Overview

Net income for the first quarter of 2014 was $45 million, compared with net income of $81 million for the first quarter of 2013. Net interest income for the first quarter of 2014 was $135 million, up from $127 million for the first quarter of 2013. The increase was primarily due to accretion of yield adjustments on certain other-than-temporarily impaired private-label residential mortgage-backed securities (PLRMBS) resulting from improvement in expected cash flows and to improved spreads on interest-earning assets primarily resulting from lower funding costs. These factors were partially offset by an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment. Dividends on mandatorily redeemable capital stock totaled $39 million, an increase of $13 million, or 50%, compared with the first quarter of 2013.

Other income/(loss) for the first quarter of 2014 was a loss of $48 million, compared with a loss of $4 million for the first quarter of 2013. The increase in the loss primarily reflected expense on derivative instruments used in economic hedges of $22 million (compared with income of $21 million for the first quarter of 2013) and a fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value of $27 million (compared with a fair value loss of $24 million for the first quarter of 2013), partially offset by a de minimis credit-related other-than-temporary impairment (OTTI) loss on certain PLRMBS (compared with an OTTI loss of $3 million for the prior-year period).

Income/expense on derivative instruments used in economic hedges is generally offset by net interest expense/income on the economically hedged assets and liabilities. The increase in the fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value for the first quarter of 2014 was primarily due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. As of March 31, 2014, the Bank's restricted retained earnings included a cumulative net gain of $71 million associated with derivatives, hedged items, and financial instruments carried at fair value.

During the first quarter of 2014, total assets increased $0.4 billion, to $86.2 billion at March 31, 2014, from $85.8 billion at December 31, 2013. Advances increased $1.2 billion, or 3%, to $45.6 billion at March 31, 2014, from $44.4 billion at December 31, 2013. In total, 43 members increased their use of advances during the first quarter of 2014, while 59 institutions reduced their advances borrowings.

Accumulated other comprehensive loss declined $81 million during the first quarter of 2014, to $64 million at March 31, 2014, from $145 million at December 31, 2013, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

Additional information about investments and OTTI losses associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank’s PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On April 28, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2014 at an annualized rate of 6.80%. The dividend will total $93 million, including $34 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the second quarter of 2014. The Bank recorded the dividend on April 28, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 15, 2014. The Bank will pay the dividend in cash rather than capital stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2014, the Bank’s excess capital stock totaled $1.9 billion, or 2.1% of total assets.

As of March 31, 2014, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.5%, exceeding the 4.0% requirement. The Bank had $7.4 billion in permanent capital, exceeding its risk-based capital requirement of $3.7 billion. Total retained earnings were $2.4 billion as of March 31, 2014.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on May 16, 2014. This repurchase, combined with the estimated redemption of up to $6 million in mandatorily redeemable capital stock during the second quarter of 2014, will reduce the Bank’s excess capital stock by up to $756 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Selected Balance Sheet Items at Quarter End
Total Assets	$86,185	$85,774	$87,661	$85,122	$87,593
Advances	45,552	44,395	44,213	46,288	46,713
Mortgage Loans Held for Portfolio, Net	852	905	967	1,067	1,173
Investments(1)	34,918	35,260	38,072	36,422	37,861
Consolidated Obligations:(2)
Bonds	53,184	53,207	56,102	60,686	64,296
Discount Notes	24,863	24,194	21,821	14,156	12,829
Mandatorily Redeemable Capital Stock	1,644	2,071	2,588	3,464	3,907
Capital Stock —Class B —Putable	3,325	3,460	3,526	3,784	3,951
Unrestricted Retained Earnings	312	317	316	316	290
Restricted Retained Earnings	2,069	2,077	2,056	2,056	2,013
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(64)	(145)	(275)	(354)	(453)
Total Capital	5,642	5,709	5,623	5,802	5,801
Selected Operating Results for the Quarter
Net Interest Income	$135	$127	$114	$114	$127
Provision for/(Reversal of) Credit Losses on Mortgage Loans	1	(1)	—	—	—
Other Income/(Loss)	(48)	(5)	(22)	36	(4)
Other Expense	32	35	32	31	30
Affordable Housing Program Assessment	9	14	11	15	12
Net Income/(Loss)	$45	$74	$49	$104	$81
Selected Other Data for the Quarter
Net Interest Margin(3)	0.64%	0.59%	0.53%	0.52%	0.59%
Operating Expenses as a Percent of Average Assets	0.14	0.15	0.13	0.13	0.12
Return on Average Assets	0.21	0.34	0.23	0.47	0.37
Return on Average Equity	3.11	5.20	3.48	7.11	5.59
Annualized Dividend Rate	6.67	5.65	5.14	3.38	2.30
Dividend Payout Ratio(4)	131.28	70.31	99.57	33.48	30.89
Average Equity to Average Assets Ratio	6.74	6.46	6.49	6.64	6.62
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.53	9.24	9.68	11.30	11.60
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2014	$753,941
December 31, 2013	766,837
September 30, 2013	720,725
June 30, 2013	704,504
March 31, 2013	665,975

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2014 and 2013, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2014 Compared to First Quarter of 2013

Average Balance Sheets

	Three Months Ended
	March 31, 2014			March 31, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$187	$—	0.02%	$14	$—	0.12%
Securities purchased under agreements to resell	1,178	—	0.03	2,058	1	0.13
Federal funds sold	9,830	3	0.11	9,863	4	0.18
Trading securities:
Mortgage-backed securities (MBS)	13	—	1.65	15	—	1.71
Other investments	3,177	1	0.18	3,385	2	0.23
AFS securities:(1)
MBS (2)	7,028	71	4.11	8,164	69	3.41
Held-to-maturity (HTM) securities:(1)
MBS	15,133	95	2.54	14,452	99	2.79
Other investments	2,594	1	0.18	2,287	2	0.26
Mortgage loans held for portfolio	880	11	5.17	1,235	13	4.35
Advances(3)	45,015	79	0.71	45,753	89	0.79
Loans to other FHLBanks	2	—	0.05	—	—	0.14
Total interest-earning assets	85,037	261	1.24	87,226	279	1.30
Other assets(4)(5)	925	—	—	1,010	—	—
Total Assets	$85,962	$261	1.23%	$88,236	$279	1.28%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$52,410	$81	0.62%	$68,350	$123	0.73%
Discount notes	24,556	6	0.10	8,412	3	0.13
Deposits	643	—	0.05	348	—	0.04
Mandatorily redeemable capital stock	2,017	39	7.87	4,314	26	2.46
Other borrowings	15	—	0.06	43	—	0.11
Total interest-bearing liabilities	79,641	126	0.64	81,467	152	0.75
Other liabilities(4)	526	—	—	927	—	—
Total Liabilities	80,167	126	0.64	82,394	152	0.75
Total Capital	5,795	—	—	5,842	—	—
Total Liabilities and Capital	$85,962	$126	0.59%	$88,236	$152	0.70%
Net Interest Income		$135			$127
Net Interest Spread(6)			0.60%			0.55%
Net Interest Margin(7)			0.64%			0.59%
Interest-earning Assets/Interest-bearing Liabilities	106.78%			107.07%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows totaling $16 and $2 for the first quarter of 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2014			March 31, 2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(1)	$(32)	$(33)	$(2)	$(30)	$(32)
Consolidated obligation bonds	1	65	66	16	113	129

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2014 was $135 million, a 6% increase from $127 million in the first quarter of 2013. The following table details the changes in interest income and interest expense for the first quarter of 2014 compared to the first quarter of 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$—	$(1)
Federal funds sold	(1)	—	(1)
Trading securities: Other investments	(1)	—	(1)
AFS securities:
MBS	2	(11)	13
HTM securities:
MBS	(4)	5	(9)
Other investments	(1)	—	(1)
Mortgage loans held for portfolio	(2)	(4)	2
Advances(2)	(10)	(1)	(9)
Total interest-earning assets	(18)	(11)	(7)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(42)	(26)	(16)
Discount notes	3	4	(1)
Mandatorily redeemable capital stock	13	(20)	33
Total interest-bearing liabilities	(26)	(42)	16
Net interest income	$8	$31	$(23)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 64 basis points for the first quarter of 2014, 5 basis points higher than the net interest margin for the first quarter of 2013, which was 59 basis points. The net interest spread was 60 basis points for the first quarter of 2014, 5 basis points higher than the net interest spread for the first quarter of 2013, which was 55 basis points. These increases were primarily due to accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows and to improved spreads on interest-earning assets primarily resulting from lower funding costs, partially offset by an increase in dividends on mandatorily redeemable capital stock, which are classified as interest expense, and a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2014 and 2013.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Other Income/(Loss):
Net gain/(loss) on trading securities	$—	$2
Total OTTI loss	(1)	(4)
Net amount of OTTI loss reclassified to/(from) AOCI	1	1
Net OTTI loss, credit-related	—	(3)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(39)	(11)
Net gain/(loss) on derivatives and hedging activities	(10)	6
Other	1	2
Total Other Income/(Loss)	$(48)	$(4)

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This analysis resulted in a de minimis credit-related OTTI loss for the first quarter of 2014. The following table presents the net OTTI loss for the three months ended March 31, 2014 and 2013.

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	March 31, 2014			March 31, 2013
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$—	$—
Alt-A, option ARM	—	—	—	(3)	3	—
Alt-A, other	(1)	1	—	(1)	(2)	(3)
Total	$(1)	$1	$—	$(4)	$1	$(3)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$—	$—	$—	$(3)	$3	$—
Securities previously impaired prior to current period(1)	(1)	1	—	(1)	(2)	(3)
Total	$(1)	$1	$—	$(4)	$1	$(3)

(1)
For the three months ended March 31, 2014, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014. For the three months ended March 31, 2013, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013.

Additional information about the OTTI loss is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Advances	$8	$(26)
Consolidated obligation bonds	(47)	15
Total	$(39)	$(11)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

	Three Months Ended
(In millions)	March 31, 2014				March 31, 2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$5	$(28)	$(23)	$—	$34	$(28)	$6
Not elected for fair value option	—	3	(3)	—	—	5	(5)	—
Consolidated obligation bonds:
Elected for fair value option	—	17	12	29	—	(19)	17	(2)
Not elected for fair value option	(2)	(7)	4	(5)	(2)	(39)	41	—
Consolidated obligation discount notes:
Not elected for fair value option	—	(3)	(7)	(10)	—	5	(4)	1
MBS:
Not elected for fair value option	—	(1)	—	(1)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	1	—	1
Total	$(2)	$14	$(22)	$(10)	$(2)	$(13)	$21	$6

During the first quarter of 2014, net losses on derivatives and hedging activities totaled $10 million compared to net gains of $6 million in the first quarter of 2013. These amounts included expense of $22 million and income of $21 million resulting from cash flow settlements on derivative instruments used in economic hedges in the first quarter of 2014 and 2013, respectively. Excluding the impact of income or expense from cash flow settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Return on Average Equity

Return on average equity (ROE) was 3.11% (annualized) for the first quarter of 2014, compared to 5.59% (annualized) for the first quarter of 2013, reflecting the decrease in net income in the first quarter of 2014 relative to the first quarter of 2013.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2014, advances maturing within five years totaled $43.6 billion, significantly in excess of the $275 million of member deposits on that date. At December 31, 2013, advances maturing within five years totaled $42.2 billion, also significantly in excess of the $193 million of member deposits on that date. In addition, as of March 31, 2014, and December 31, 2013, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2013 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 151% as of March 31, 2014. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2013 Form 10-K.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of March 31, 2014, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank’s earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

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

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014				March 31, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(17)	—	9	(8)	(4)	—	16	12
Balance at end of the period	$71	$1,800	$198	$2,069	$69	$1,800	$144	$2,013

For more information on these three categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of March 31, 2014, the Bank’s excess capital stock totaled $1.9 billion, or 2.1% of total assets.

In the first quarter of 2014, the Bank paid dividends at an annualized rate of 6.67%, totaling $97 million, including $58 million in dividends on capital stock and $39 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2013, the Bank paid dividends at an annualized rate of 2.30%, totaling $51 million, including $25 million in dividends on capital stock and $26 million in dividends on mandatorily redeemable capital stock. Dividends on mandatorily redeemable capital stock are recognized as interest expense.

On April 28, 2014, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2014 at an annualized rate of 6.80% totaling $93 million, including $59 million in dividends on capital stock and $34 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 28, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 15, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2014.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2013 to 2012 – Dividends and Retained Earnings” in the Bank’s 2013 Form 10-K.

Financial Condition

Total assets were $86.2 billion at March 31, 2014, compared to $85.8 billion at December 31, 2013. Advances increased by $1.2 billion, or 3%, to $45.6 billion at March 31, 2014, from $44.4 billion at December 31, 2013. Average total assets were $86.0 billion for the first quarter of 2014, a 3% decrease compared to $88.2 billion for the first quarter of 2013. Average advances were $45.0 billion for the first quarter of 2014, a 2% decrease from $45.8 billion for the first quarter of 2013.

Advances outstanding at March 31, 2014, included unrealized gains of $202 million, of which $82 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $120 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2013, included unrealized gains of $208 million, of which $95 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $113 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2013, to March 31, 2014, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $80.5 billion at March 31, 2014, an increase of $0.4 billion from $80.1 billion at December 31, 2013, reflecting an increase in consolidated obligations outstanding from $77.4 billion at December 31, 2013, to $78.0 billion at March 31, 2014, partially offset by the decrease in mandatory redeemable capital stock from $2.1 billion at December 31, 2013, to $1.6 billion at March 31, 2014 . The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s redemption and repurchase of excess capital stock during the first quarter of 2014. Average total liabilities were $80.2 billion for the first quarter of 2014, a 3% decrease compared to

$82.4 billion for the first quarter of 2013. Average consolidated obligations were $77.0 billion in the first quarter of 2014 and $76.8 billion in the first quarter of 2013.

Consolidated obligations outstanding at March 31, 2014, included unrealized losses of $440 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $67 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2013, included unrealized losses of $491 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $115 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2013, to March 31, 2014, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $753.9 billion at March 31, 2014, and $766.8 billion at December 31, 2013.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of March 31, 2014, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

The Bank’s financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with cash flow settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 1. Financial Statements – Note 14 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment increased $0.9 billion, or 2%, to $63.2 billion (73% of total assets) at March 31, 2014, from $62.3 billion (73% of total assets) at December 31, 2013.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flow settlements from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $39 million in the first quarter of 2014, a decrease of $4 million, or 9%, compared with $43 million in the first quarter of 2013. The decrease was primarily due to a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment, as well as lower earnings on non-MBS investments, partially offset by lower funding costs.

Adjusted net interest income for this segment represented 26% and 28% of total adjusted net interest income for the first quarter of 2014 and 2013, respectively.

Advances – The par value of advances outstanding increased by $1.2 billion, or 3%, to $45.4 billion at March 31, 2014, from $44.2 billion at December 31, 2013. Average advances outstanding were $45.0 billion in the first quarter of 2014, a 2% decrease from $45.8 billion in the first quarter of 2013.

The increase in advances outstanding was primarily attributable to a $0.8 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $29.1 billion at March 31, 2014, from $28.3 billion at December 31, 2013. The increase was also attributable to a $0.4 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) In total, 43 members increased their use of advances during the first quarter of 2014, while 59 borrowers decreased their advances borrowings.

The $1.2 billion increase in advances outstanding primarily reflected a $0.6 billion increase in fixed rate advances and a $0.8 billion increase in adjustable rate advances, partially offset by a net $0.2 billion decrease in variable rate advances.

The components of the advances portfolio at March 31, 2014, and December 31, 2013, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2014		December 31, 2013
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$7,204	16%	$6,378	15%
Adjustable – LIBOR, with caps and/or floors and PPS(1)	100	—	124	—
Subtotal adjustable rate advances	7,304	16	6,502	15
Fixed	28,021	62	27,365	62
Fixed – amortizing	268	1	276	1
Fixed – with PPS(1)	6,033	13	6,193	14
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member’s option	4	—	4	—
Fixed – callable at member’s option with PPS(1)	284	1	231	1
Fixed – putable at Bank’s option	95	—	97	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	34,990	77	34,451	78
Daily variable rate	3,056	7	3,234	7
Total par value	$45,350	100%	$44,187	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.9 billion as of March 31, 2014, an increase of $0.1 billion, or 1%, from $12.8 billion as of December 31, 2013. The increase in the non-MBS investment portfolio was primarily due to higher balances of certificates of deposit and short-term securities purchased under agreements to resell, partially offset by lower balances of Federal funds sold.

Cash and Due from Banks – Cash and due from banks was $4.5 billion at March 31, 2014, a $0.4 billion decrease from December 31, 2013. Cash and due from banks is largely comprised of cash held at the Federal Reserve Bank of San Francisco and declined as a result of the Bank’s $0.5 billion investment in short-term securities purchased under agreements to resell. Many of the Bank’s Federal funds and repurchase agreement counterparties had low demand for funds as of March 31, 2014, and December 31, 2013.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased from $56.6 billion at December 31, 2013, to $57.6 billion at March 31, 2014. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”
and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At March 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $70.3 billion, of which $24.1 billion were hedging advances, $43.0 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.8 billion, of which $21.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Bank’s 2013 Form 10-K.

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of March 31, 2014, rates on 3-month U.S. Treasury bills, 3-month LIBOR, and 5-year U.S. Treasury notes declined while rates on 2-year U.S. Treasury notes increased compared with December 31, 2013. The FOMC’s forward guidance regarding monetary policy continues to identify a commitment to taper the pace of Treasury and MBS asset purchases and to keep the target Federal funds rate low beyond the date that asset purchases are expected to be completed.

Selected Market Interest Rates

Market Instrument	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.00%	0-0.25%
3-month Treasury bill	0.04	0.06	0.07	0.04
3-month LIBOR	0.23	0.25	0.28	0.31
2-year Treasury note	0.42	0.38	0.24	0.25
5-year Treasury note	1.72	1.74	0.77	0.72

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first three months of 2014 and 2013. Lower 3-month LIBOR rates during the first three months of 2014 compared to the same period in 2013 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2014	March 31, 2013
Consolidated obligation bonds	-12.4	-16.4
Consolidated obligation discount notes (one month and greater)	-15.8	-18.6

Mortgage-Related Business. The mortgage-related business consists of mortgage-backed securities (MBS)
investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flow settlements from associated interest rate exchange agreements.

At March 31, 2014, assets associated with this segment were $22.9 billion (27% of total assets), a decrease of $0.6 billion from $23.5 billion at December 31, 2013 (27% of total assets).

Adjusted net interest income for this segment was $110 million in the first quarter of 2014, a decrease of $3 million, or 3%, from $113 million in the first quarter of 2013. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 74% and 72% of total adjusted net interest income for the first quarter of 2014 and 2013, respectively.

MBS Investments – The Bank’s MBS portfolio was $22.0 billion at March 31, 2014, compared with $22.5 billion at December 31, 2013. During the first quarter of 2014, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $0.8 billion, partially offset by purchases of $0.1 billion of agency residential MBS and a $0.1 billion improvement in the fair value of PLRMBS classified as AFS. In the first quarter of 2014, average MBS investments were $22.2 billion, a decrease of $0.4 billion from $22.6 billion in the first quarter of 2013. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – On October 2, 2013, the Bank announced its renewed participation in the MPF Program. In 2014, the Bank plans to begin purchasing conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the MPF Original and MPF Government products. The Bank also plans to facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

The Bank plans to begin with a small number of participating members, then add other members that are active mortgage originators and servicers later in 2014 or in 2015. The Bank previously purchased conventional conforming fixed rate residential mortgage loans from participating members from May 2002 to October 2006.

Mortgage loan balances equaled $0.9 billion at March 31, 2014, and December 31, 2013. Average mortgage loans were $0.9 billion in the first quarter of 2014, a decrease of $0.3 billion from $1.2 billion in the first quarter of 2013.

At March 31, 2014, and December 31, 2013, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2013 Form 10-K. Mortgage loan balances at March 31, 2014, and December 31, 2013, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2014	December 31, 2013
MPF Plus	$788	$835
Original MPF	72	78
Subtotal	860	913
Unamortized premiums	9	10
Unamortized discounts	(15)	(16)
Mortgage loans held for portfolio	854	907
Less: Allowance for credit losses	(2)	(2)
Mortgage loans held for portfolio, net	$852	$905

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2013 Form 10-K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.6 billion to $22.9 billion at March 31, 2014, from $23.5 billion at December 31, 2013, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.8 billion at March 31, 2014, of which $6.6 billion were hedged or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate agreements associated with the mortgage-related business, all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.8 billion at December 31, 2013.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business, including its lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2013 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2014, and December 31, 2013.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2014	December 31, 2013
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$15,950	$12,448
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,377	1,926
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,710	6,826
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	106	130
Subtotal Economic Hedges(1)			8,193	8,882
Total			24,143	21,330
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	17,998	17,877
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	1,763	1,163
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,425	1,350
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	2,473	5,823
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,900	3,545
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	890	860
Subtotal Economic Hedges(1)			10,451	12,741
Total			28,449	30,618

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2014	December 31, 2013
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	3,094	1,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	5,355	5,830
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,672	3,097
Subtotal Economic Hedges(1)			9,027	8,927
Total			12,121	9,997
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,330	1,025
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	7,737	15,048
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	280
Total			9,067	16,353
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	2,862	2,942
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	—
Total			5,012	2,942
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	330
Total			330	330
Total Notional Amount			$79,122	$81,570

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2014, the total notional amount of interest rate exchange agreements outstanding was $79.1 billion, compared with $81.6 billion at December 31, 2013. The $2.5 billion decrease in the notional amount of derivatives during the first quarter of 2014 was due to a net $7.3 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by a net $2.8 billion increase in interest rate exchange agreements hedging advances and a net $2.0 billion increase in interest rate exchange agreements hedging non-MBS investments. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2014, and December 31, 2013.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,950	$(76)	$77	$—	$1
Non-callable bonds	17,998	442	(443)	—	(1)
Callable bonds	3,094	(3)	14	—	11
Subtotal	37,042	363	(352)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	8,193	(99)	—	103	4
Non-callable bonds	10,451	64	—	(17)	47
Callable bonds	9,027	(55)	—	95	40
Discount notes	9,067	10	—	—	10
FFCB bonds	2,862	(1)	—	—	(1)
MBS	2,150	23	—	—	23
Intermediated	330	—	—	—	—
Subtotal	42,080	(58)	—	181	123
Total excluding accrued interest	79,122	305	(352)	181	134
Accrued interest	—	70	(85)	6	(9)
Total	$79,122	$375	$(437)	$187	$125

December 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$12,448	$(87)	$87	$—	$—
Non-callable bonds	17,877	490	(491)	—	(1)
Callable bonds	1,070	(8)	13	—	5
Subtotal	31,395	395	(391)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	8,882	(107)	—	96	(11)
Non-callable bonds	12,741	73	—	(17)	56
Callable bonds	8,927	(74)	—	142	68
Discount notes	16,353	13	—	—	13
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	50,175	(96)	—	221	125
Total excluding accrued interest	81,570	299	(391)	221	129
Accrued interest	—	19	(33)	7	(7)
Total	$81,570	$318	$(424)	$228	$122

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

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2014, or December 31, 2013.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2014			December 31, 2013
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Morgan Stanley Capital Services	BBB	$8,577	11%	BBB	$8,362	10%
JPMorgan Chase Bank, National Association	A	8,283	10	A	7,852	10
BNP Paribas	A	6,485	8	A	7,808	10
Subtotal		23,345	29		24,022	30
Others	At least BBB	26,414	34	At least A	26,466	32
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	19,215	24	A	20,414	25
Deutsche Bank Securities Inc.	A	10,148	13	A	10,668	13
Subtotal		29,363	37		31,082	38
Total		$79,122	100%		$81,570	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Incorporated are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance. The maintenance of the Bank’s capital resources are governed by its capital plan.

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

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Finance Agency has established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing HTM and AFS investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2014 and 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following March 31, 2014, and December 31, 2013. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2014		As of December 31, 2013
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$50	$54	$—	$—
Commitments to purchase investments	—	143	—	—
Demand deposits	780	780	590	590
Maturing member term deposits	—	—	—	1
Discount note and bond maturities and expected exercises of bond call options	4,650	23,639	4,203	23,509
Subtotal obligations due	5,480	24,616	4,793	24,100
Sources of available funds:
Maturing investments	4,420	9,639	3,577	9,387
Cash at Federal Reserve Bank of San Francisco	4,538	4,538	4,905	4,905
Proceeds from scheduled settlements of discount notes and bonds	195	804	1,625	1,640
Maturing advances and scheduled prepayments	3,758	10,290	4,974	11,191
Subtotal sources of available funds	12,911	25,271	15,081	27,123
Net funds available	7,431	655	10,288	3,023
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	18,978	—	19,574
FFCB bonds	3,052	3,052	3,130	3,052
Subtotal contingent sources of funds	3,052	22,030	3,130	22,626
Total contingent funds available	$10,483	$22,685	$13,418	$25,649

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

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2013 Form
10-K.

Regulatory Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount that is greater than or equal to its risk-based capital requirement. Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2014, and December 31, 2013. The Bank's risk-based capital requirement decreased from $3.9 billion at December 31, 2013, to $3.7 billion at March 31, 2014.

Regulatory Capital Requirements

	March 31, 2014		December 31, 2013
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,735	$7,350	$3,912	$7,925
Total regulatory capital	$3,447	$7,350	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.53%	4.00%	9.24%
Leverage capital	$4,309	$11,024	$4,289	$11,888
Leverage ratio	5.00%	12.79%	5.00%	13.86%

The Bank's total regulatory capital ratio decreased to 8.53% at March 31, 2014, from 9.24% at December 31, 2013, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $750 million in excess capital stock in the first quarter of 2014.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2013 Form 10‑K.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2014, and December 31, 2013. During the three months ended March 31, 2014, the Bank's internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	232	135	$37,398	$145,605	26%
4-6	102	49	12,612	21,886	58
7-10	18	7	61	146	42
Subtotal	352	191	50,071	167,637	30
CDFIs	5	3	39	50	78
Total	357	194	$50,110	$167,687	30%

December 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	224	135	$37,451	$141,076	27%
4-6	119	60	10,269	21,969	47
7-10	17	5	44	133	33
Total	360	200	47,764	163,178	29
CDFIs	4	2	30	37	81
Total	364	202	$47,794	$163,215	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$3,118	$3,191
11% – 25%	9	10,229	12,463
26% – 50%	19	9,943	18,592
More than 50%	159	26,820	133,441
Total	194	$50,110	$167,687

December 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$42	$44
11% – 25%	13	4,805	5,983
26% – 50%	23	13,862	21,433
More than 50%	163	29,085	135,755
Total	202	$47,794	$163,215

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity increased in the first quarter of 2014 because of improvement in collateral values and member credit quality. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2014, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2014, and December 31, 2013.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2014		December 31, 2013
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$500	$495	$484	$481
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,068	2,985	3,156	3,059
Agency pools and collateralized mortgage obligations	9,687	9,265	10,029	9,543
PLRMBS – publicly registered investment-grade-rated senior tranches	3	1	4	1
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	79	65	83	68
Term deposits with the Bank	1	1	1	1
Total	$13,338	$12,812	$13,757	$13,153

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

As of March 31, 2014, 42% of the loan collateral pledged to the Bank was pledged by 34 institutions by specific identification, 43% was pledged by 153 institutions under a blanket lien with detailed reporting, and 15% was pledged by 101 institutions under a blanket lien with summary reporting.

As of March 31, 2014, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2014, and December 31, 2013.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2014		December 31, 2013
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$100,704	$80,923	$98,377	$78,992
Second lien residential mortgage loans and home equity lines of credit	30,220	10,425	31,344	8,968
Multifamily mortgage loans	20,263	16,450	21,162	17,131
Commercial mortgage loans	49,541	33,883	47,780	32,326
Loan participations(1)	17,078	12,416	16,540	11,843
Small business, small farm, and small agribusiness loans	2,788	682	2,956	709
Other	139	96	135	93
Total	$220,733	$154,875	$218,294	$150,062

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2014, and December 31, 2013, the unpaid principal balance of these loans totaled $14 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an OTTI when it determines that it will be unable to recover the entire amortized cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers its intent to hold the security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)
March 31, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Certificates of deposit	$—	$827	$1,681	$—	$—	$—	$—	$—	$—	$—	$—	$2,508
Housing finance agency bonds:
CalHFA bonds	—	—	110	270	—	—	—	—	—	—	—	380
GSEs:
FFCB bonds	—	3,114	—	—	—	—	—	—	—	—	—	3,114
Total non-MBS	—	3,941	1,791	270	—	—	—	—	—	—	—	6,002
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,689	—	—	—	—	—	—	—	—	—	1,689
GSEs:
Freddie Mac	—	5,093	—	—	—	—	—	—	—	—	—	5,093
Fannie Mae	—	6,099	24	—	16	—	—	—	—	—	—	6,139
Total GSEs	—	11,192	24	—	16	—	—	—	—	—	—	11,232
PLRMBS:
Prime	—	—	3	452	554	343	304	—	159	160	2	1,977
Alt-A, option ARM	—	—	—	—	16	76	927	66	25	—	—	1,110
Alt-A, other	12	2	109	283	308	555	2,774	344	311	1,307	2	6,007
Total PLRMBS	12	2	112	735	878	974	4,005	410	495	1,467	4	9,094
Total MBS	12	12,883	136	735	894	974	4,005	410	495	1,467	4	22,015
Total securities	12	16,824	1,927	1,005	894	974	4,005	410	495	1,467	4	28,017
Securities purchased under agreements to resell	—	500	—	—	—	—	—	—	—	—	—	500
Federal funds sold(2)	—	3,668	2,733	—	—	—	—	—	—	—	—	6,401
Total investments	$12	$20,992	$4,660	$1,005	$894	$974	$4,005	$410	$495	$1,467	$4	$34,918

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

Finance Agency regulations limit the amount of unsecured credit that an individual FHLBank may extend to a single counterparty. This limit is calculated with reference to a percentage of either the FHLBank’s or the counterparty’s capital and to the counterparty’s overall credit rating. Under these regulations, the lesser of the FHLBank’s total regulatory capital or the counterparty’s Tier 1 capital is multiplied by a percentage specified in the regulation. The percentages used to determine the maximum amount of term extensions of unsecured credit range from 1% to 15%, depending on the counterparty’s overall credit rating. Term extensions of unsecured credit include on-balance sheet transactions, off-balance sheet commitments, and derivative transactions, but exclude overnight Federal funds sales, even if subject to a continuing contract. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties” for additional information related to derivatives exposure.)

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit to the same single counterparty for overnight sales of Federal funds, even if subject to a continuing contract. However, an FHLBank’s total unsecured credit to a single counterparty (total term plus additional overnight Federal funds unsecured credit) may not exceed twice the regulatory limit for term exposures (2% to 30% of the lesser of the FHLBank’s total capital or the counterparty’s Tier 1 capital, based on the counterparty’s overall credit rating). In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

Under Finance Agency regulations, the total amount of unsecured credit that an FHLBank may extend to a group of affiliated counterparties for term extensions of unsecured credit and overnight Federal funds sales, combined, may not exceed 30% of the FHLBank’s total capital. These limits on affiliated counterparty groups are in addition to the limits on extensions of unsecured credit applicable to any single counterparty within the affiliated group.

As of March 31, 2014, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 95% and 26%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2014, 50% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2014
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$927	$1,039	$1,966
U.S. subsidiaries of foreign commercial banks	—	250	250
Total domestic and U.S. subsidiaries of foreign commercial banks	927	1,289	2,216
U.S. branches and agency offices of foreign commercial banks:
Australia	999	—	999
Canada	999	1,854	2,853
Japan	—	1,271	1,271
Netherlands	785	—	785
Sweden	785	—	785
Total U.S. branches and agency offices of foreign commercial banks	3,568	3,125	6,693
Total unsecured credit exposure	$4,495	$4,414	$8,909

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2014.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2014. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2014
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$100	$1,026	$840	$1,966
U.S. subsidiaries of foreign commercial banks	250	—	—	250
Total domestic and U.S. subsidiaries of foreign commercial banks	350	1,026	840	2,216
U.S. branches and agency offices of foreign commercial banks:
Australia	—	757	242	999
Canada	—	1,028	1,825	2,853
Japan	—	1,271	—	1,271
Netherlands	—	785	—	785
Sweden	785	—	—	785
Total U.S. branches and agency offices of foreign commercial banks	785	3,841	2,067	6,693
Total unsecured credit exposure	$1,135	$4,867	$2,907	$8,909

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2014.

The Bank determined that, as of March 31, 2014, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit were all with issuers that had credit ratings of at least A at March 31, 2014. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2014, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

At March 31, 2014, the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, had gross unrealized losses totaling $88 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2014, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At March 31, 2014, the Bank’s MBS portfolio was 300% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At March 31, 2014, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2014, the Bank’s investment in MBS had gross unrealized losses totaling $486 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2014, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the 12-month period beginning January 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 4.0%. Thereafter, home prices were projected to recover using one of five different recovery paths. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was primarily based on a short-term housing price forecast that was decreased five percentage points, followed by a recovery path that was 33.0% lower than the base case.

The following table presents the ranges of the annualized projected home price recovery rates at March 31, 2014:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case Scenario
	Housing Price Scenario
Months	Base Case
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at March 31, 2014:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	1	$—	$—	1	$—	$—
Alt-A, other	5	107	—	15	480	(3)
Total	6	$107	$—	16	$480	$(3)

(1)	Amounts are for the three months ended March 31, 2014.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of March 31, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$—	$196	$—	$—	$—	$—	$196
2007	—	—	—	—	—	84	47	—	204	162	—	497
2006	—	—	—	—	—	58	—	—	—	37	—	95
2005	—	—	—	32	—	15	63	—	—	—	—	110
2004 and earlier	—	—	3	419	553	191	16	—	—	—	2	1,184
Total Prime	—	—	3	451	553	348	322	—	204	199	2	2,082
Alt-A, option ARM
2007	—	—	—	—	—	68	1,002	—	—	—	—	1,070
2006	—	—	—	—	—	—	187	—	—	—	—	187
2005	—	—	—	—	16	19	—	130	80	—	—	245
Total Alt-A, option ARM	—	—	—	—	16	87	1,189	130	80	—	—	1,502
Alt-A, other
2008	—	—	—	—	—	139	—	—	—	—	—	139
2007	—	—	—	—	—	94	909	—	235	572	—	1,810
2006	—	—	39	—	—	9	199	—	—	562	—	809
2005	—	—	21	—	—	157	1,922	403	147	489	—	3,139
2004 and earlier	12	2	48	284	307	170	111	—	—	—	2	936
Total Alt-A, other	12	2	108	284	307	569	3,141	403	382	1,623	2	6,833
Total par value	$12	$2	$111	$735	$876	$1,004	$4,652	$533	$666	$1,822	$4	$10,417

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at March 31, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$179	$—	$—	$—	$179
2007	—	—	—	17	46	—	204	162	429
2006	—	—	—	3	—	—	—	37	40
2005	—	—	—	15	21	—	—	—	36
2004 and earlier	—	—	—	70	11	—	—	—	81
Total Prime	—	—	—	105	257	—	204	199	765
Alt-A, option ARM
2007	—	—	—	68	1,002	—	—	—	1,070
2006	—	—	—	—	187	—	—	—	187
2005	—	—	—	19	—	130	80	—	229
Total Alt-A, option ARM	—	—	—	87	1,189	130	80	—	1,486
Alt-A, other
2008	—	—	—	139	—	—	—	—	139
2007	—	—	—	—	909	—	235	572	1,716
2006	39	—	—	9	199	—	—	562	809
2005	—	—	—	144	1,922	404	147	489	3,106
2004 and earlier	14	76	77	93	83	—	—	—	343
Total Alt-A, other	53	76	77	385	3,113	404	382	1,623	6,113
Total par value	$53	$76	$77	$577	$4,559	$534	$666	$1,822	$8,364

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(In millions)
March 31, 2014
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$168	$—	$183	$—	$—	$—	17.68%	30.00%	16.60%
2007	410	19	403	—	—	—	18.21	22.60	5.64
2006	84	1	89	—	—	—	17.66	12.26	4.76
2005	109	3	107	—	—	—	12.71	11.86	14.86
2004 and earlier	1,184	21	1,166	—	—	—	8.22	4.44	11.17
Total Prime	1,955	44	1,948	—	—	—	12.16	11.93	10.27
Alt-A, option ARM
2007	882	61	840	—	—	—	30.58	44.15	21.04
2006	132	7	145	—	—	—	29.01	44.87	11.62
2005	102	3	123	—	—	—	25.67	22.78	7.67
Total Alt-A, option ARM	1,116	71	1,108	—	—	—	29.58	40.75	17.69
Alt-A, other
2008	136	3	133	—	—	—	14.24	31.80	24.60
2007	1,559	85	1,538	—	—	—	25.27	26.96	13.47
2006	607	1	678	—	—	—	23.53	18.49	2.98
2005	2,844	146	2,742	(1)	1	—	16.05	13.99	7.41
2004 and earlier	934	26	918	—	—	—	11.36	8.09	16.34
Total Alt-A, other	6,080	261	6,009	(1)	1	—	18.70	17.51	10.06
Total	$9,151	$376	$9,065	$(1)	$1	$—	18.96%	19.75%	11.20%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at March 31, 2014.

Significant Inputs to OTTI Credit Analysis for All PLRMBS
(In millions)
March 31, 2014
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	12.3	15.7	34.7	20.0
2007	9.2	4.4	31.8	9.8
2006	11.6	14.4	36.0	12.1
2005	13.9	6.5	31.7	13.4
2004 and earlier	14.9	4.4	31.1	10.7
Total Prime	13.8	7.4	32.2	12.7
Alt-A, option ARM
2007	5.4	45.7	44.9	21.5
2006	4.9	46.0	45.9	12.1
2005	6.2	30.6	39.3	7.8
Total Alt-A, option ARM	5.4	43.3	44.1	18.1
Alt-A, other
2007	11.6	31.0	41.7	8.8
2006	10.3	28.1	44.8	10.3
2005	10.9	17.1	40.5	7.7
2004 and earlier	13.1	12.1	33.2	16.3
Total Alt-A, other	11.3	21.6	40.5	9.6
Total	10.8	22.5	39.7	11.3

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at March 31, 2014, and December 31, 2013.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	March 31, 2014			December 31, 2013
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$276	$1,806	$2,082	$295	$1,878	$2,173
Alt-A, option ARM	—	1,502	1,502	—	1,532	1,532
Alt-A, other	2,504	4,329	6,833	2,716	4,337	7,053
Total	$2,780	$7,637	$10,417	$3,011	$7,747	$10,758

The following table presents PLRMBS in a loss position at March 31, 2014.

PLRMBS in a Loss Position at March 31, 2014

(In millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA
Prime	$1,432	$1,375	$1,362	$44	11.53%	—%
Alt-A, option ARM	829	727	658	71	28.43	—
Alt-A, other	3,909	3,683	3,444	261	16.65	0.30
Total	$6,170	$5,785	$5,464	$376	17.05%	0.19%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Prime
2008	93.56%	91.67%	88.46%	89.37%	91.15%
2007	81.17	80.36	80.06	79.45	79.37
2006	93.97	92.56	93.71	93.93	93.83
2005	97.26	97.01	96.88	96.67	95.97
2004 and earlier	98.52	98.14	97.81	97.47	98.51
Weighted average of all Prime	93.64	93.01	92.53	92.35	93.04
Alt-A, option ARM
2007	78.53	77.90	74.73	74.94	72.20
2006	77.30	75.71	70.78	72.28	72.26
2005	50.35	47.44	46.38	45.14	40.21
Weighted average of all Alt-A, option ARM	73.78	72.66	69.63	69.73	66.94
Alt-A, other
2008	95.42	93.74	92.58	91.14	91.06
2007	85.01	83.76	83.24	82.39	81.82
2006	83.68	82.84	82.12	80.48	80.43
2005	87.36	86.80	85.94	85.45	85.30
2004 and earlier	98.09	97.60	97.47	96.88	97.18
Weighted average of all Alt-A, other	87.94	87.17	86.52	85.77	85.60
Weighted average of all PLRMBS	87.04%	86.28%	85.39%	84.95%	84.67%

The Bank determined that, as of March 31, 2014, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2014, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2014. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for bilateral derivatives credit exposure. Over-the-counter derivatives may be either transacted with a counterparty (bilateral derivatives) or cleared after execution through a futures commission merchant (clearing agent) with a derivative clearing organization (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of March 31, 2014.

Cleared Derivatives. The Bank is subject to nonperformance by the derivative clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2014.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
A	$20,490	$391	$(294)	$(91)	$6
Cleared derivatives(2)	29,363	8	30	—	38
Liability positions with credit exposure:
Bilateral derivatives
A	4,491	(31)	31	—	—
Total derivative positions with credit exposure to nonmember counterparties	54,344	$368	$(233)	$(91)	$44
Derivative positions without credit exposure	24,778
Total notional	$79,122

December 31, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$8	$—	$—	$—	$—
A	12,739	332	(255)	(71)	6
Cleared Derivatives(2)	31,082	$14	$7	$—	$21
Liability positions with credit exposure:
Bilateral derivatives
A	4,404	$(36)	$37	$—	$1
Total derivative positions with credit exposure to nonmember counterparties	48,233	$310	$(211)	$(71)	$28
Derivative positions without credit exposure	33,337
Total notional	$81,570

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties” in the Bank’s 2013 Form 10-K.

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

In the Bank’s 2013 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for OTTI for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2014 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

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

Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal
Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae and Freddie Mac (together, the Enterprises) and the FHLBanks. In addition, the proposed rule would make certain amendments or additions, including provisions to:

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

National Credit Union Administration Final Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration (NCUA) published a final rule requiring, among other things, that federally insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as access to an emergency liquidity source. Accordingly, the final rule may adversely affect the Bank’s results of operations if it causes the Bank’s federally insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. The published rule became effective March 31, 2014.

Off-Balance Sheet Arrangements and Other Commitments

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

The par value of the outstanding consolidated obligations of all 12 FHLBanks was $753.9 billion at March 31, 2014, and $766.8 billion at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $77.6 billion at March 31, 2014, and $77.0 billion at December 31, 2013. At March 31, 2014, the Bank had committed to the issuance of $0.8 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. At December 31, 2013, the Bank had committed to the issuance of $1.6 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2014, the Bank had $57 million in advance commitments and $4.8 billion in standby letters of credit outstanding. At December 31, 2013, the Bank had $8 million in advance commitments and $3.6 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis at March 31, 2014, and $(1) million at December 31, 2013. The estimated fair value of the letters of credit was $12 million at March 31, 2014, and at December 31, 2013.

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

Beginning in the third quarter of 2009, in the case of specific private-label residential mortgage-backed securities (PLRMBS) for which the Bank expects loss of principal in future periods, the par value of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of March 31, 2014.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2014	December 31, 2013
+200 basis-point change above current rates	–3.5%	–3.7%
+100 basis-point change above current rates	–1.6	–1.7
–100 basis-point change below current rates(2)	+2.1	+1.5
–200 basis-point change below current rates(2)	+5.9	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of March 31, 2014, were 4 basis points lower for the 1-year term, 3 basis points higher for the 5-year term, and 23 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

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

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2014, show a small increase in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates partially offset the adverse impact of slower projected mortgage prepayment speeds and increased leverage in rising rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2014	December 31, 2013
+200 basis-point change above current rates	–3.9%	–3.7%
+100 basis-point change above current rates	–1.7	–1.6
–100 basis-point change below current rates(2)	+1.6	+0.7
–200 basis-point change below current rates(2)	+3.7	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Adjusted Return on Capital

The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement Agreement, as amended. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at March 31, 2014, and one month at December 31, 2013.

Total Bank Duration Gap Analysis

	March 31, 2014		December 31, 2013
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$86,185	11	$85,774	11
Liabilities	80,543	10	80,065	10
Net	$5,642	1	$5,709	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The Bank manages the estimated interest rate risk associated with mortgage assets, including mortgage prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and mortgage prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives may also be used to offset the interest rate cap risk embedded in adjustable rate MBS.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2014, and December 31, 2013.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2014	December 31, 2013
+200 basis-point change	–2.0%	–2.1%
+100 basis-point change	–0.9	–1.0
–100 basis-point change(2)	+1.6	+1.0
–200 basis-point change(2)	+4.9	+2.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2014, generally show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of March 31, 2014, were 4 basis point lower for the 1-year term, 3 basis points higher for the 5-year term, and 23 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2014, and December 31, 2013. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2014, show a small increase in adverse sensitivity in rising rate scenarios and greater sensitivity in declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to improved (slower) estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates partially offset the adverse impact of slower projected prepayments and increased leverage in rising rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2014	December 31, 2013
+200 basis-point change above current rates	–2.5%	–2.3%
+100 basis-point change above current rates	–1.1	–1.0
–100 basis-point change below current rates(2)	+1.1	+0.2
–200 basis-point change below current rates(2)	+2.8	–0.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities

(PLRMBS). The Bank seeks rescission and damages and asserts claims for and violations of the California Corporate Securities Act and rescission of contract.

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

For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2013.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco’s (Bank’s) Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2013 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1+	2014 President’s Incentive Plan

10.2+	2014 Executive Incentive Plan

10.3	2014 Executive Performance Unit Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2014, and December 31, 2013; (ii) Statements of Income for the Three Months Ended March 31, 2014 and 2013; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iv) Statements of Capital Accounts for the Three Months Ended March 31, 2014 and 2013; (v) Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Financial Statements.

+	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2014.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)