Form 10-Q
period 2014-06-30
Federal Home Loan Bank of San Francisco
filed 2014-08-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2014
Class B Stock, par value $100	45,822,832

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$5,467	$4,906
Securities purchased under agreements to resell	1,000	—
Federal funds sold	5,973	7,498
Trading securities(a)	3,526	3,208
Available-for-sale (AFS) securities(a)	6,776	7,047
Held-to-maturity (HTM) securities (fair values were $16,872 and $17,352, respectively)(b)	16,810	17,507
Advances (includes $6,341 and $7,069 at fair value under the fair value option, respectively)	46,595	44,395
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2, respectively	805	905
Accrued interest receivable	78	81
Premises, software, and equipment, net	26	25
Derivative assets, net	76	116
Other assets	94	86
Total Assets	$87,226	$85,774
Liabilities:
Deposits	$163	$193
Consolidated obligations:
Bonds (includes $7,080 and $10,115 at fair value under the fair value option, respectively)	56,242	53,207
Discount notes	23,492	24,194
Total consolidated obligations	79,734	77,401
Mandatorily redeemable capital stock	1,176	2,071
Accrued interest payable	96	95
Affordable Housing Program (AHP) payable	153	151
Derivative liabilities, net	32	47
Other liabilities	110	107
Total Liabilities	81,464	80,065
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
34 shares and 35 shares, respectively	3,385	3,460
Unrestricted retained earnings	306	317
Restricted retained earnings	2,055	2,077
Total Retained Earnings	2,361	2,394
Accumulated other comprehensive income/(loss) (AOCI)	16	(145)
Total Capital	5,762	5,709
Total Liabilities and Capital	$87,226	$85,774

(a)	At June 30, 2014, and December 31, 2013, none of these securities were pledged as collateral that may be repledged.

(b)	At June 30, 2014, $4 of these securities were pledged as collateral that may be repledged. At December 31, 2013, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest Income:
Advances	$76	$87	$155	$176
Prepayment fees on advances, net	4	2	4	2
Securities purchased under agreements to resell	—	—	—	1
Federal funds sold	2	4	5	8
Trading securities	2	2	3	4
AFS securities	72	68	143	137
HTM securities	93	95	189	196
Mortgage loans held for portfolio	11	13	22	26
Total Interest Income	260	271	521	550
Interest Expense:
Consolidated obligations:
Bonds	82	117	163	240
Discount notes	6	4	12	7
Mandatorily redeemable capital stock	34	36	73	62
Total Interest Expense	122	157	248	309
Net Interest Income	138	114	273	241
Provision for/(reversal of) credit losses on mortgage loans	—	—	1	—
Net Interest Income After Mortgage Loan Loss Provision	138	114	272	241
Other Income/(Loss):
Net gain/(loss) on trading securities	—	1	—	3
Total other-than-temporary impairment (OTTI) loss	(3)	(4)	(4)	(8)
Net amount of OTTI loss reclassified to/(from) AOCI	1	4	2	5
Net OTTI loss, credit-related	(2)	—	(2)	(3)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(30)	22	(69)	11
Net gain/(loss) on derivatives and hedging activities	(24)	12	(34)	18
Other	2	1	3	3
Total Other Income/(Loss)	(54)	36	(102)	32
Other Expense:
Compensation and benefits	16	16	32	32
Other operating expense	19	12	31	22
Federal Housing Finance Agency	2	1	4	3
Office of Finance	—	1	2	3
Other	—	1	—	1
Total Other Expense	37	31	69	61
Income/(Loss) Before Assessment	47	119	101	212
AHP Assessment	8	15	17	27
Net Income/(Loss)	$39	$104	$84	$185

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net Income/(Loss)	$39	$104	$84	$185
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	—	1	—	1
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	—	—	(3)
Net change in fair value of other-than-temporarily impaired securities	79	100	160	440
Reclassification of non-credit-related OTTI loss included in net income/(loss)	(1)	(4)	(2)	(2)
Total net non-credit-related OTTI gain/(loss) on AFS securities	78	96	158	435
Net non-credit-related OTTI gain/(loss) on HTM securities:
Non-credit-related OTTI loss	—	—	—	(3)
Accretion of non-credit-related OTTI loss	2	2	3	4
Non-credit-related OTTI loss transferred to AFS securities	—	—	—	3
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	2	3	4
Total other comprehensive income/(loss)	80	99	161	440
Total Comprehensive Income/(Loss)	$119	$203	$245	$625

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	2	246					246
Repurchase of capital stock	(6)	(621)					(621)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			55	130	185	440	625
Cash dividends paid on capital stock (2.82%)				(60)	(60)		(60)
Balance, June 30, 2013	38	$3,784	$2,056	$316	$2,372	$(354)	$5,802
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	5	544					544
Repurchase of capital stock	(6)	(617)					(617)
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(2)					(2)
Comprehensive income/(loss)			(22)	106	84	161	245
Cash dividends paid on capital stock (6.73%)				(117)	(117)		(117)
Balance, June 30, 2014	34	$3,385	$2,055	$306	$2,361	$16	$5,762

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash Flows from Operating Activities:
Net Income/(Loss)	$84	$185
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(42)	(34)
Provision for/(reversal of) credit losses on mortgage loans	1	—
Change in net fair value adjustment on trading securities	—	(3)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	69	(11)
Change in net derivatives and hedging activities	(50)	6
Net OTTI loss, credit-related	2	3
Net change in:
Accrued interest receivable	5	(4)
Other assets	(4)	(1)
Accrued interest payable	2	(27)
Other liabilities	4	9
Total adjustments	(13)	(62)
Net cash provided by/(used in) operating activities	71	123
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(188)	(15)
Securities purchased under agreements to resell	(1,000)	1,500
Federal funds sold	1,525	1,756
Premises, software, and equipment	(5)	(4)
Trading securities:
Proceeds from maturities of long-term	82	235
Purchases of long-term	(400)	(525)
AFS securities:
Proceeds from maturities of long-term	457	658
HTM securities:
Net (increase)/decrease in short-term	(282)	653
Proceeds from maturities of long-term	1,182	2,322
Purchases of long-term	(207)	(2,021)
Advances:
Principal collected	341,194	243,764
Made to members	(343,383)	(246,600)
Mortgage loans held for portfolio:
Principal collected	99	219
Proceeds from sales of foreclosed assets	1	1
Net cash provided by/(used in) investing activities	(925)	1,943

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash Flows from Financing Activities:
Net change in:
Deposits	154	324
Net (payments)/proceeds on derivative contracts with financing elements	6	32
Net proceeds from issuance of consolidated obligations:
Bonds	19,169	9,506
Discount notes	49,703	67,051
Bonds transferred from another Federal Home Loan Bank	—	122
Payments for matured and retired consolidated obligations:
Bonds	(16,128)	(18,793)
Discount notes	(50,402)	(58,104)
Proceeds from issuance of capital stock	544	246
Payments for repurchase/redemption of mandatorily redeemable capital stock	(897)	(880)
Payments for repurchase of capital stock	(617)	(621)
Cash dividends paid	(117)	(60)
Net cash provided by/(used in) financing activities	1,415	(1,177)
Net increase/(decrease) in cash and due from banks	561	889
Cash and due from banks at beginning of the period	4,906	104
Cash and due from banks at end of the period	$5,467	$993
Supplemental Disclosures:
Interest paid	$244	$252
AHP payments	15	18
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	2
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	20

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of June 30, 2014, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K. Other changes to these policies as of June 30, 2014, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance becomes effective for the Bank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect basis. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts.

This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides the entities with the option of using the following two methods upon adoption: a full retrospective method, applied retrospectively to each prior reporting period presented; or a transition method, with the cumulative effect of retrospectively applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned (REO). Specifically, these collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2014, and December 31, 2013, was as follows:

	June 30, 2014	December 31, 2013
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,514	$3,194
MBS – Other U.S. obligations – Ginnie Mae	12	14
Total	$3,526	$3,208

Redemption Terms. The estimated fair value of non-MBS by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2014, and December 31, 2013, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	June 30, 2014	December 31, 2013
Trading securities other than MBS:
Due in 1 year or less	$1,100	$580
Due after 1 year through 5 years	2,414	2,614
Subtotal	3,514	3,194
MBS – Other U.S. obligations – Ginnie Mae	12	14
Total	$3,526	$3,208

Interest Rate Payment Terms. Interest rate payment terms for trading securities at June 30, 2014, and December 31, 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014	December 31, 2013
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,514	$3,194
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	12	14
Total	$3,526	$3,208

The net unrealized gain/(loss) on trading securities was de minimis and $1 for the three months ended June 30, 2014 and 2013, respectively. The net unrealized gain/(loss) on trading securities was de minimis and $3 for the six months ended June 30, 2014 and 2013, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of June 30, 2014, and December 31, 2013, were as follows:

June 30, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$611	$(2)	$36	$—	$645
Alt-A, option ARM	1,077	(53)	70	—	1,094
Alt-A, other	5,041	(191)	189	(2)	5,037
Total	$6,729	$(246)	$295	$(2)	$6,776

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$661	$(11)	27	$—	$677
Alt-A, option ARM	1,122	(74)	51	—	1,099
Alt-A, other	5,376	(239)	142	(8)	5,271
Total	$7,159	$(324)	$220	$(8)	$7,047

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At June 30, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,246. At December 31, 2013, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,312.

The following table summarizes the AFS securities with unrealized losses as of June 30, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$10	$—	$118	$2	$128	$2
Alt-A, option ARM	—	—	640	53	640	53
Alt-A, other	180	4	2,129	189	2,309	193
Total	$190	$4	$2,887	$244	$3,077	$248

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$—	$287	$11	$315	$11
Alt-A, option ARM	—	—	674	74	674	74
Alt-A, other	677	10	2,351	237	3,028	247
Total	$705	$10	$3,312	$322	$4,017	$332

As indicated in the tables above, as of June 30, 2014, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at June 30, 2014, and December 31, 2013, are shown in the following table:

	June 30, 2014	December 31, 2013
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,152	$2,450
Adjustable rate	4,577	4,709
Total	$6,729	$7,159

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2014	December 31, 2013
Collateralized mortgage obligations:
Converts in 1 year or less	$67	$191
Converts after 1 year through 5 years	327	364
Total	$394	$555

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,942	$—	$1,942	$—	$—	$1,942
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	370	—	370	—	(61)	309
Subtotal	2,312	—	2,312	—	(61)	2,251
MBS:
Other U.S. obligations – Ginnie Mae	1,632	—	1,632	7	(12)	1,627
GSEs:
Freddie Mac	4,907	—	4,907	65	(35)	4,937
Fannie Mae	5,883	—	5,883	128	(14)	5,997
Subtotal GSEs	10,790	—	10,790	193	(49)	10,934
PLRMBS:
Prime	1,252	—	1,252	3	(24)	1,231
Alt-A, option ARM	15	—	15	—	(1)	14
Alt-A, other	833	(24)	809	22	(16)	815
Subtotal PLRMBS	2,100	(24)	2,076	25	(41)	2,060
Total MBS	14,522	(24)	14,498	225	(102)	14,621
Total	$16,834	$(24)	$16,810	$225	$(163)	$16,872

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,660	$—	$1,660	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	416	—	416	—	(100)	316
Subtotal	2,076	—	2,076	—	(100)	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	—	1,575	3	(45)	1,533
GSEs:
Freddie Mac	5,250	—	5,250	53	(90)	5,213
Fannie Mae	6,331	—	6,331	109	(45)	6,395
Subtotal GSEs	11,581	—	11,581	162	(135)	11,608
PLRMBS:
Prime	1,380	—	1,380	1	(37)	1,344
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	906	(27)	879	24	(26)	877
Subtotal PLRMBS	2,302	(27)	2,275	25	(65)	2,235
Total MBS	15,458	(27)	15,431	190	(245)	15,376
Total	$17,534	$(27)	$17,507	$190	$(345)	$17,352

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

At June 30, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $59, discounts of $64, and credit-related OTTI of $7. At December 31, 2013, the amortized cost of the Bank’s MBS classified as HTM included premiums of $71, discounts of $70, and credit-related OTTI of $6.

The following tables summarize the HTM securities with unrealized losses as of June 30, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$536	$—	$—	$—	$536	$—
Housing finance agency bonds:
CalHFA bonds	—	—	289	61	289	61
MBS:
Other U.S. obligations – Ginnie Mae	1,138	10	100	2	1,238	12
GSEs:
Freddie Mac	1,125	10	1,176	25	2,301	35
Fannie Mae	487	5	508	9	995	14
Subtotal GSEs	1,612	15	1,684	34	3,296	49
PLRMBS:
Prime	126	1	771	23	897	24
Alt-A, option ARM	—	—	14	1	14	1
Alt-A, other	75	—	703	40	778	40
Subtotal PLRMBS	201	1	1,488	64	1,689	65
Total MBS	2,951	26	3,272	100	6,223	126
Total	$3,487	$26	$3,561	$161	$7,048	$187

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$316	$100	$316	$100
MBS:
Other U.S. obligations – Ginnie Mae	1,187	45	2	—	1,189	45
GSEs:
Freddie Mac	2,918	89	66	1	2,984	90
Fannie Mae	2,069	40	126	5	2,195	45
Subtotal GSEs	4,987	129	192	6	5,179	135
PLRMBS:
Prime	481	5	693	32	1,174	37
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	159	2	688	51	847	53
Subtotal PLRMBS	640	7	1,395	85	2,035	92
Total MBS	6,814	181	1,589	91	8,403	272
Total	$6,814	$181	$1,905	$191	$8,719	$372

As indicated in the tables above, the Bank’s investments classified as HTM had unrealized losses primarily related to CalHFA bonds and MBS. The Bank also had unrealized losses associated with certificates of deposit that were de minimis, which were caused by movements in interest rates and not a deterioration of the issuers’ creditworthiness. The unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2014, and December 31, 2013, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,942	$1,942	$1,942
Due after 5 years through 10 years	60	60	51
Due after 10 years	310	310	258
Subtotal	2,312	2,312	2,251
MBS:
Other U.S. obligations – Ginnie Mae	1,632	1,632	1,627
GSEs:
Freddie Mac	4,907	4,907	4,937
Fannie Mae	5,883	5,883	5,997
Subtotal GSEs	10,790	10,790	10,934
PLRMBS:
Prime	1,252	1,252	1,231
Alt-A, option ARM	15	15	14
Alt-A, other	833	809	815
Subtotal PLRMBS	2,100	2,076	2,060
Total MBS	14,522	14,498	14,621
Total	$16,834	$16,810	$16,872

December 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,660	$1,660	$1,660
Due after 5 years through 10 years	62	62	49
Due after 10 years	354	354	267
Subtotal	2,076	2,076	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	1,575	1,533
GSEs:
Freddie Mac	5,250	5,250	5,213
Fannie Mae	6,331	6,331	6,395
Subtotal GSEs	11,581	11,581	11,608
PLRMBS:
Prime	1,380	1,380	1,344
Alt-A, option ARM	16	16	14
Alt-A, other	906	879	877
Subtotal PLRMBS	2,302	2,275	2,235
Total MBS	15,458	15,431	15,376
Total	$17,534	$17,507	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at June 30, 2014, and December 31, 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed rate	$1,942	$1,660
Adjustable rate	370	416
Subtotal	2,312	2,076
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	377	461
Adjustable rate	414	430
Collateralized mortgage obligations:
Fixed rate	10,157	10,820
Adjustable rate	3,574	3,747
Subtotal	14,522	15,458
Total	$16,834	$17,534

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2014	December 31, 2013
Passthrough securities:
Converts in 1 year or less	$43	$62
Converts after 1 year through 5 years	259	316
Converts after 5 years through 10 years	65	72
Total	$367	$450
Collateralized mortgage obligations:
Converts in 1 year or less	$56	$185
Converts after 1 year through 5 years	86	133
Total	$142	$318

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 9.0% over the 12-month period beginning

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

April 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 2.0% to an increase of 4.0%.

Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting in the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of June 30, 2014 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2014, and the related current credit enhancement for the Bank.

June 30, 2014
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2007	11.8	6.4	30.2	19.4
2006	15.0	16.0	40.5	—
Total Prime	11.9	6.6	30.4	19.1
Alt-A, other
2007	11.3	30.5	40.6	11.6
2005	13.1	12.4	37.9	0.5
2004 and earlier	13.7	9.3	32.2	12.4
Total Alt-A, other	12.4	21.0	36.9	11.6
Total	12.3	20.0	36.5	12.1

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of the period	$1,362	$1,398	$1,378	$1,397
Charges on securities for which OTTI was not previously recognized	—	—	—	—
Additional charges on securities for which OTTI was previously recognized(1)	2	—	2	3
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(17)	(3)	(33)	(5)
Balance, end of the period	$1,347	$1,395	$1,347	$1,395

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
For the three months ended June 30, 2014 and 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014 and 2013, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2014. The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2013. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$—	$—	$—	$—	$22	$(3)	$—	$19
Alt-A, other	1	—	—	1	1	—	—	1
Total	$1	$—	$—	$1	$23	$(3)	$—	$20

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at June 30, 2014, and December 31, 2013, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$735	$611	$645	$—	$—	$—	$—
Alt-A, option ARM	1,455	1,077	1,094	—	—	—	—
Alt-A, other	5,777	5,041	5,037	142	138	115	137
Total	$7,967	$6,729	$6,776	$142	$138	$115	$137

December 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$795	$661	$677	$—	$—	$—	$—
Alt-A, option ARM	1,516	1,122	1,099	—	—	—	—
Alt-A, other	6,151	5,376	5,271	150	147	120	144
Total	$8,462	$7,159	$7,047	$150	$147	$120	$144
For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2014, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2014, the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of June 30, 2014, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2014, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2014, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.12% to 8.57% at June 30, 2014, and 0.06% to 8.57% at December 31, 2013, as summarized below.

	June 30, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$24,654	0.51%	$22,556	0.50%
After 1 year through 2 years	7,063	1.43	6,838	1.48
After 2 years through 3 years	6,671	1.10	6,754	1.24
After 3 years through 4 years	3,747	1.22	3,208	1.43
After 4 years through 5 years	2,527	1.95	2,825	1.79
After 5 years	1,714	2.73	2,006	2.41
Total par value	46,376	0.95%	44,187	1.00%
Valuation adjustments for hedging activities	104		95
Valuation adjustments under fair value option	115		113
Total	$46,595		$44,395

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,113 at June 30, 2014, and $6,833 at December 31, 2013. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $339 at June 30, 2014, and $235 at December 31, 2013.

The Bank’s advances at June 30, 2014, and December 31, 2013, included $166 and $182, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at June 30, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Within 1 year	$24,788	$22,609	$24,794	$22,696
After 1 year through 2 years	7,109	6,843	7,063	6,838
After 2 years through 3 years	6,747	6,850	6,596	6,754
After 3 years through 4 years	3,783	3,208	3,682	3,108
After 4 years through 5 years	2,568	2,901	2,527	2,785
After 5 years	1,381	1,776	1,714	2,006
Total par value	$46,376	$44,187	$46,376	$44,187

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2014 and 2013. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2014 and 2013.

	June 30, 2014		Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$8,000	17%	$6	5%	$11	5%
Bank of the West	6,316	14	7	6	16	7
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	15	13	31	14
JPMorgan Chase Bank, National Association(3)	831	2	2	2	4	2
Subtotal JPMorgan Chase & Co.	5,956	13	17	15	35	16
First Republic Bank	5,550	12	22	20	43	19
OneWest Bank, N.A.	3,730	8	8	7	11	5
Subtotal	29,552	64	60	53	116	52
Others	16,824	36	52	47	109	48
Total	$46,376	100%	$112	100%	$225	100%

	June 30, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$8,225	18%	$21	18%	$42	17%
JPMorgan Chase Bank, National Association(3)	839	2	2	2	4	2
Subtotal JPMorgan Chase & Co.	9,064	20	23	20	46	19
Bank of America California, N.A.	7,750	17	4	3	6	2
Citibank, N.A.(3)	5,501	12	4	3	9	4
First Republic Bank	4,600	10	16	13	30	12
OneWest Bank, FSB	3,614	8	10	8	21	9
Subtotal	30,529	67	57	47	112	46
Others	15,488	33	63	53	129	54
Total	$46,017	100%	$120	100%	$241	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2014, and December 31, 2013, are detailed below:

	June 30, 2014	December 31, 2013
Par value of advances:
Fixed rate:
Due within 1 year	$18,967	$17,998
Due after 1 year	15,599	16,453
Total fixed rate	34,566	34,451
Adjustable rate:
Due within 1 year	5,688	4,558
Due after 1 year	6,122	5,178
Total adjustable rate	11,810	9,736
Total par value	$46,376	$44,187

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2014, and December 31, 2013.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Prepayment fees received	$13	$5	$14	$6
Fair value adjustments	(9)	(3)	(10)	(4)
Net	$4	$2	$4	$2
Advance principal prepaid	$555	$141	$705	$199

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from its participating members from May 2002 through October 2006 under the Original MPF and MPF Plus products. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The Bank announced its renewed participation in the MPF Program in the fourth quarter of 2013 and approved two participating financial institutions in the second quarter of 2014. The Bank will purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank will facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

The following table presents information as of June 30, 2014, and December 31, 2013, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2014	December 31, 2013
Fixed rate medium-term mortgage loans	$197	$238
Fixed rate long-term mortgage loans	615	675
Subtotal	812	913
Unamortized premiums	8	10
Unamortized discounts	(13)	(16)
Mortgage loans held for portfolio	807	907
Less: Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$805	$905

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2014
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$645	79%	6,845	69%
OneWest Bank, N.A.	101	13	2,324	23
Subtotal	746	92	9,169	92
Others	66	8	801	8
Total	$812	100%	9,970	100%

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

(1)	Nonmember institution.

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At June 30, 2014, and December 31, 2013, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2014, or during 2013.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of June 30, 2014, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first six months of 2014 or from July 1 to July 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of June 30, 2014, and December 31, 2013.

	June 30, 2014	December 31, 2013
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$13	$14
60 – 89 days delinquent	5	7
90 days or more delinquent	25	27
Total past due	43	48
Total current loans	768	863
Total mortgage loans	$811	$911
In process of foreclosure, included above(2)	$12	$17
Nonaccrual loans	$25	$27
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.11%	3.00%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of the period	$2	$3	$2	$3
Charge-offs – transferred to REO	—	—	(1)	—
Provision for/(reversal of) credit losses	—	—	1	—
Balance, end of the period	$2	$3	$2	$3

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	June 30, 2014	December 31, 2013
Allowance for credit losses, end of period:
Individually evaluated for impairment	$2	$2
Recorded investment, end of period:
Individually evaluated for impairment	$24	$27
Collectively evaluated for impairment	787	884
Total recorded investment	$811	$911

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$17	$17	$—	$20	$20	$—
With an allowance	7	7	2	7	7	2
Total	$24	$24	$2	$27	$27	$2

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
With no related allowance	$18	$19	$18	$19
With an allowance	7	12	7	12
Total	$25	$31	$25	$31

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the Original MPF and MPF Plus products as described below.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2014, and December 31, 2013, and for MPF Plus loans totaling $2 as of June 30, 2014, and $2 as of December 31, 2013.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2014, and December 31, 2013, and for MPF Plus loans totaling de minimis amounts as of June 30, 2014, and December 31, 2013.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $1.7 as of June 30, 2014, and $0.8 as of December 31, 2013. During the six months ended June 30, 2014 and 2013, the amount of the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at June 30, 2014, and December 31, 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2014, and December 31, 2013, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Interest-bearing deposits:
Demand and overnight	$161	$190
Term	1	1
Other	—	1
Total interest-bearing deposits	162	192
Non-interest-bearing deposits	1	1
Total	$163	$193

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2014, and December 31, 2013, are detailed in the following table:

	June 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.01%	$1	0.01%
Adjustable rate	161	0.01	191	0.01
Total interest-bearing deposits	162	0.01	192	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$163	0.01%	$193	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at June 30, 2014, and $1 at December 31, 2013. These time deposits were scheduled to mature within three to six months.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$25,268	0.26%	$26,161	0.40%
After 1 year through 2 years	9,158	0.93	7,101	0.80
After 2 years through 3 years	8,865	2.68	7,740	2.94
After 3 years through 4 years	2,945	1.77	1,963	2.50
After 4 years through 5 years	2,548	1.62	2,420	1.49
After 5 years	7,014	2.02	7,384	1.99
Total par value	55,798	1.12%	52,769	1.17%
Unamortized premiums	73		78
Unamortized discounts	(14)		(16)
Valuation adjustments for hedging activities	417		491
Fair value option valuation adjustments	(32)		(115)
Total	$56,242		$53,207

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $17,923 at June 30, 2014, and $13,042 at December 31, 2013. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $13,743 at June 30, 2014, and $9,997 at December 31, 2013. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2014	December 31, 2013
Par value of consolidated obligation bonds:
Non-callable	$37,875	$39,727
Callable	17,923	13,042
Total par value	$55,798	$52,769

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Within 1 year	$39,376	$36,093
After 1 year through 2 years	7,279	6,046
After 2 years through 3 years	6,741	7,550
After 3 years through 4 years	1,215	1,478
After 4 years through 5 years	625	830
After 5 years	562	772
Total par value	$55,798	$52,769

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$23,496	0.08%	$24,199	0.10%
Unamortized discounts	(4)		(5)
Total	$23,492		$24,194

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2014, and December 31, 2013, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2013 Form 10-K.

	June 30, 2014	December 31, 2013
Par value of consolidated obligations:
Bonds:
Fixed rate	$44,236	$38,489
Adjustable rate	7,278	11,218
Step-up	3,582	2,460
Step-down	440	340
Fixed rate that converts to adjustable rate	262	262
Total bonds, par value	55,798	52,769
Discount notes, par value	23,496	24,199
Total consolidated obligations, par value	$79,294	$76,968

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2014, or December 31, 2013. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended June 30, 2014 and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2013	$(409)	$(32)	$(12)	$(453)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Net change in fair value	100			100
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(4)	—		(4)
Net current period other comprehensive income/(loss)	96	2	1	99
Balance, June 30, 2013	$(313)	$(30)	$(11)	$(354)

Balance, March 31, 2014	$(31)	$(26)	$(7)	$(64)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	79			79
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(1)	—		(1)
Net current period other comprehensive income/(loss)	78	2	—	80
Balance, June 30, 2014	$47	$(24)	$(7)	$16

The following table summarizes the changes in AOCI for the six months ended June 30, 2014 and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2012	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	—	(3)		(3)
Non-credit-related OTTI loss transferred	(3)	3		—
Net change in fair value	440			440
Accretion of non-credit-related OTTI loss		4		4
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(2)	—		(2)
Net current period other comprehensive income/(loss)	435	4	1	440
Balance, June 30, 2013	$(313)	$(30)	$(11)	$(354)

Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	160			160
Accretion of non-credit-related OTTI loss		3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(2)	—		(2)
Net current period other comprehensive income/(loss)	158	3	—	161
Balance, June 30, 2014	$47	$(24)	$(7)	$16

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

As of June 30, 2014, and December 31, 2013, the Bank was in compliance with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Risk-based capital	$3,536	$6,922	$3,912	$7,925
Total regulatory capital	$3,489	$6,922	$3,431	$7,925
Total regulatory capital ratio	4.00%	7.94%	4.00%	9.24%
Leverage capital	$4,361	$10,383	$4,289	$11,888
Leverage ratio	5.00%	11.90%	5.00%	13.86%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $1,176 outstanding to 40 institutions at June 30, 2014, and $2,071 outstanding to 44 institutions at December 31, 2013. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at the beginning of the period	$1,644	$3,907	$2,071	$4,343
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	—	—	1
Termination of membership	1	—	1	—
Acquired by/transferred to members	—	—	1	—
Redemption of mandatorily redeemable capital stock	(6)	—	(15)	(1)
Repurchase of excess mandatorily redeemable capital stock	(463)	(443)	(882)	(879)
Balance at the end of the period	$1,176	$3,464	$1,176	$3,464

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $34 and $73 for the three and six months ended June 30, 2014, respectively, and in the amount of $36 and $62 for the three and six months ended June 30, 2013, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2014, and December 31, 2013.

Contractual Redemption Period	June 30, 2014	December 31, 2013
Within 1 year	$316	$571
After 1 year through 2 years	770	111
After 2 years through 3 years	3	1,289
After 3 years through 4 years	11	20
After 4 years through 5 years	3	3
Past contractual redemption date because of remaining activity(1)	73	77
Total	$1,176	$2,071

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 158% as of June 30, 2014.

In addition, the Bank monitors the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock each quarter.

Retained Earnings - The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014				June 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$71	$1,800	$198	$2,069	$69	$1,800	$144	$2,013
Transfers to/(from) restricted retained earnings	(22)	—	8	(14)	23	—	20	43
Balance at the end of the period	$49	$1,800	$206	$2,055	$92	$1,800	$164	$2,056

	Six Months Ended
	June 30, 2014				June 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(39)	—	17	(22)	19	—	36	55
Balance at the end of the period	$49	$1,800	$206	$2,055	$92	$1,800	$164	$2,056

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2014, the Bank’s excess capital stock totaled $1,344, or 1.54% of total assets.

In the second quarter of 2014, the Bank paid dividends at an annualized rate of 6.80%, totaling $93, including $59 in dividends on capital stock and $34 in dividends on mandatorily redeemable capital stock. In the second quarter of 2013, the Bank paid dividends at an annualized rate of 3.38%, totaling $71, including $35 in dividends on capital stock and $36 in dividends on mandatorily redeemable capital stock.

In the first six months of 2014, the Bank paid dividends at an annualized rate of 6.73%, totaling $190, including $117 in dividends on capital stock and $73 in dividends on mandatorily redeemable capital stock. In the first six months of 2013, the Bank paid dividends at an annualized rate of 2.82%, totaling $122, including $60 in dividends on capital stock and $62 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 29, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2014 at an annualized rate of 7.35%, totaling $87, including $61 in dividends on capital stock and $26 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 14, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2014.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750 in excess capital stock in each of the first and second quarters of 2014 and 2013.

During the second quarter of 2014, the five-year redemption period for $6 in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption date.

On July 29, 2014, the Bank announced that it plans to repurchase $250 in excess capital stock on August 15, 2014. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

Excess capital stock totaled $1,344 as of June 30, 2014, and $2,446 as of December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2014, or December 31, 2013.

	June 30, 2014		December 31, 2013
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$710	16%	$1,279	23%
Banamex USA	2	—	1	—
Subtotal Citigroup Inc.	712	16	1,280	23
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	330	7	594	11
JPMorgan Chase Bank, National Association(1)	73	2	77	1
Subtotal JPMorgan Chase & Co.	403	9	671	12
Bank of America California, NA	470	10	388	7
Subtotal	1,585	35	2,339	42
Others	2,976	65	3,192	58
Total	$4,561	100%	$5,531	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2014 and 2013.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
June 30, 2014	$44	$105	$149	$(4)	$(19)	$34	$138	$(54)	$37	$47
June 30, 2013	46	108	154	(15)	19	36	114	36	31	119
Six months ended:
June 30, 2014	83	215	298	(6)	(41)	73	272	(102)	69	101
June 30, 2013	89	221	310	(33)	40	62	241	32	61	212

(1)
Does not include credit-related OTTI losses of $2 and a de minimis amount for the three months ended June 30, 2014 and 2013, respectively. Does not include credit-related OTTI losses of $2 and $3 for the six months ended June 30, 2014 and 2013, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at June 30, 2014, and December 31, 2013.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2014	$65,056	$22,170	$87,226
December 31, 2013	62,297	23,477	85,774

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

Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives that may be executed with members (with the Bank serving as an intermediary) or cleared at a derivatives clearing organization. The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) an economic hedge of a specific asset or liability, or (iii) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $330 at June 30, 2014, and $330 at December 31, 2013. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2014, or December 31, 2013, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2014, or the year ended December 31, 2013.

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

The Bank’s agreements for bilateral derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its agreements for bilateral derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2014, was $75, for which the Bank had posted collateral with a fair value of $52 in the normal course of business. If the Bank’s credit rating at June 30, 2014, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s current rating), then the Bank would have been required to deliver up to a total of $8 of collateral (at fair value) to its derivative counterparties at June 30, 2014.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of June 30, 2014, and December 31, 2013. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014			December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$39,717	$479	$138	$31,395	$572	$156
Total	39,717	479	138	31,395	572	156
Derivatives not designated as hedging instruments:
Interest rate swaps	37,986	97	163	49,715	146	242
Interest rate caps, floors, corridors, and/or collars	2,586	16	3	460	2	4
Total	40,572	113	166	50,175	148	246
Total derivatives before netting and collateral adjustments	$80,289	592	304	$81,570	720	402
Netting adjustments by counterparty		(223)	(223)		(313)	(313)
Cash collateral and related accrued interest		(293)	(49)		(291)	(42)
Total collateral and netting adjustments(1)		(516)	(272)		(604)	(355)
Total derivative assets and total derivative liabilities		$76	$32		$116	$47

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(3)	$1	$(5)	$(1)
Total net gain/(loss) related to fair value hedge ineffectiveness	(3)	1	(5)	(1)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5	(9)	20	(22)
Interest rate caps, floors, corridors and/or collars	(7)	1	(8)	1
Net cash flow settlements	(19)	19	(41)	40
Total net gain/(loss) related to derivatives not designated as hedging instruments	(21)	11	(29)	19
Net gain/(loss) on derivatives and hedging activities	$(24)	$12	$(34)	$18

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2014				June 30, 2013
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(23)	$23	$—	$(34)	$122	$(120)	$2	$(31)
Consolidated obligation bonds	(25)	22	(3)	67	(161)	160	(1)	100
Total	$(48)	$45	$(3)	$33	$(39)	$40	$1	$69

	Six Months Ended
	June 30, 2014				June 30, 2013
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(13)	$13	$—	$(66)	$159	$(157)	$2	$(61)
Consolidated obligation bonds	(76)	71	(5)	132	(275)	272	(3)	213
Total	$(89)	$84	$(5)	$66	$(116)	$115	$(1)	$152

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$465	$270	$699	$395
Cleared derivatives	127	34	21	7
Total gross recognized amount	592	304	720	402
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(421)	(238)	(604)	(348)
Cleared derivatives	(95)	(34)	—	(7)
Total gross amount of netting adjustments and cash collateral	(516)	(272)	(604)	(355)
Total derivative assets and total derivative liabilities
Bilateral derivatives	44	32	95	47
Cleared derivatives	32	—	21	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	76	32	116	47
Non-cash collateral received or pledged not offset
Can be sold or repledged - Bilateral derivatives	40	—	89	—
Net unsecured amount
Bilateral derivatives	4	32	6	47
Cleared derivatives	32	—	21	—
Total net unsecured amount	$36	$32	$27	$47

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2014, and December 31, 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$5,467	$5,467	$5,467	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	5,973	5,973	—	5,973	—	—
Trading securities	3,526	3,526	—	3,526	—	—
AFS securities	6,776	6,776	—	—	6,776	—
HTM securities	16,810	16,872	—	14,503	2,369	—
Advances	46,595	46,676	—	46,676	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	805	871	—	871	—	—
Accrued interest receivable	78	78	—	78	—	—
Derivative assets, net(1)	76	76	—	592	—	(516)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	163	163	—	163	—	—
Consolidated obligations:
Bonds	56,242	56,200	—	56,200	—	—
Discount notes	23,492	23,493	—	23,493	—	—
Total consolidated obligations	79,734	79,693	—	79,693	—	—
Mandatorily redeemable capital stock	1,176	1,176	1,176	—	—	—
Accrued interest payable	96	96	—	96	—	—
Derivative liabilities, net(1)	32	32	—	304	—	(272)
Other
Standby letters of credit	13	13	—	13	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,906	$4,906	$4,906	$—	$—	$—
Federal funds sold	7,498	7,498	—	7,498	—	—
Trading securities	3,208	3,208	—	3,208	—	—
AFS securities	7,047	7,047	—	—	7,047	—
HTM securities	17,507	17,352	—	14,802	2,550	—
Advances	44,395	44,457	—	44,457	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	905	956	—	956	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	116	116	—	720	—	(604)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	193	193	—	193	—	—
Consolidated obligations:
Bonds	53,207	52,940	—	52,940	—	—
Discount notes	24,194	24,195	—	24,195	—	—
Total consolidated obligations	77,401	77,135	—	77,135	—	—
Mandatorily redeemable capital stock	2,071	2,071	2,071	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	47	47	—	402	—	(355)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	(1)	—	(1)	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2014:

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

Investment Securities – MBS – To value its MBS, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, prices on benchmark securities, bids, offers, and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of price discrepancies identified by the Bank.

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

As of June 30, 2014, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of June 30, 2014, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2014, and December 31, 2013, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,514	$—	$—	$3,514
MBS:
Other U.S. obligations – Ginnie Mae	—	12	—	—	12
Total trading securities	—	3,526	—	—	3,526
AFS securities:
PLRMBS	—	—	6,776	—	6,776
Total AFS securities	—	—	6,776	—	6,776
Advances(2)	—	6,341	—	—	6,341
Derivative assets, net: interest rate-related	—	592	—	(516)	76
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$10,459	$6,776	$(516)	$16,730
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$7,080	$—	$—	$7,080
Derivative liabilities, net: interest rate-related	—	304	—	(272)	32
Total recurring fair value measurements – Liabilities	$—	$7,384	$—	$(272)	$7,112
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

December 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,208	—	—	3,208
AFS securities:
PLRMBS	—	—	7,047	—	7,047
Total AFS securities	—	—	7,047	—	7,047
Advances(2)	—	7,069	—	—	7,069
Derivative assets, net: interest rate-related	—	720	—	(604)	116
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$10,997	$7,047	$(604)	$17,450
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$10,115	$—	$—	$10,115
Derivative liabilities, net: interest rate-related	—	402	—	(355)	47
Total recurring fair value measurements – Liabilities	$—	$10,517	$—	$(355)	$10,162
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $6,341 and $7,069 of advances recorded under the fair value option at June 30, 2014, and December 31, 2013, respectively. There were no advances recorded at fair value at June 30, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(3)
Includes $7,080 and $10,115 of consolidated obligation bonds recorded under the fair value option at June 30, 2014, and December 31, 2013, respectively. There were no consolidated obligation bonds recorded at fair value at June 30, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013
Balance, beginning of the period	$6,916	$7,653
Total gain/(loss) realized and unrealized included in:
Interest income	15	3
Net OTTI loss, credit-related	(2)	—
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	79	100
Reclassification of non-credit-related OTTI included in net income/(loss)	(1)	(4)
Settlements	(231)	(349)
Transfers of HTM securities to AFS securities	—	1
Balance, end of the period	$6,776	$7,404
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$14	$3

	Six Months Ended
	June 30, 2014	June 30, 2013
Balance, beginning of the period	$7,047	$7,604
Total gain/(loss) realized and unrealized included in:
Interest income	30	3
Net OTTI loss, credit-related	(2)	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	160	440
Reclassification of non-credit-related OTTI included in net income/(loss)	(2)	(2)
Settlements	(457)	(658)
Transfers of HTM securities to AFS securities	—	20
Balance, end of the period	$6,776	$7,404
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$29	$—

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,936	$7,298	$7,387	$25,944
New transactions elected for fair value option	210	1,478	210	1,175
Maturities and terminations	(808)	(1,730)	(56)	(2,705)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	4	34	(106)	(128)
Change in accrued interest	(1)	—	1	—
Balance, end of the period	$6,341	$7,080	$7,436	$24,286

	Six Months Ended
	June 30, 2014		June 30, 2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,069	$10,115	$7,390	$27,884
New transactions elected for fair value option	348	2,178	367	2,060
Maturities and terminations	(1,087)	(5,295)	(189)	(5,515)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	12	81	(132)	(143)
Change in accrued interest	(1)	1	—	—
Balance, end of the period	$6,341	$7,080	$7,436	$24,286

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and six months ended June 30, 2014 and 2013.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2014, and December 31, 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At June 30, 2014			At December 31, 2013
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,226	$6,341	$115	$6,956	$7,069	$113
Consolidated obligation bonds	7,112	7,080	(32)	10,230	10,115	(115)

(1)	At June 30, 2014, and December 31, 2013, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $799,979 at June 30, 2014, and $766,837 at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $79,294 at June 30, 2014, and $76,968 at December 31, 2013. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

Off-balance sheet commitments as of June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014			December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,006	$2,716	$4,722	$1,031	$2,572	$3,603
Commitments to fund advances(1)	—	11	11	4	4	8
Commitments to issue consolidated obligation bonds, par(2)	1,530	—	1,530	1,640	—	1,640

(1)	At June 30, 2014, and December 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At June 30, 2014, and December 31, 2013, $1,530 and $1,640, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 90 days to 10 years, including a final expiration in 2024. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $13 at June 30, 2014, and $12 at December 31, 2013. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments to fund advances totaled $11 at June 30, 2014, and $8 at December 31, 2013. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of June 30, 2014, and December 31, 2013.

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of June 30, 2014, the Bank had pledged total collateral of $341, including securities with a carrying value of $4, all of which may be sold or repledged, and cash collateral of $337 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2013, the Bank had pledged cash collateral of $149 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$1	$—
Investments(1)	2,008	1,176
Advances	12,562	11,268
Mortgage loans held for portfolio	38	760
Accrued interest receivable	15	25
Other assets	34	37
Derivative assets, net	—	257
Total Assets	$14,658	$13,523
Liabilities:
Deposits	$4	$260
Mandatorily redeemable capital stock	710	1,356
Derivative liabilities, net	44	37
Total Liabilities	$758	$1,653
Notional amount of derivatives	$5,707	$12,256
Standby letters of credit	21	205

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income:
Investments(1)	$13	$8	$18	$16
Advances(2)	15	36	39	75
Mortgage loans held for portfolio	1	12	10	24
Total Interest Income	$29	$56	$67	$115
Interest Expense:
Mandatorily redeemable capital stock	$21	$32	$46	$55
Consolidated obligations(2)	(2)	(42)	(38)	(88)
Total Interest Expense	$19	$(10)	$8	$(33)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(261)	$(21)	$(305)	$(56)
Total Other Income/(Loss)	$(261)	$(21)	$(305)	$(56)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to June 30, 2014, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

Quarterly Overview

Net income for the second quarter of 2014 was $39 million, compared with net income of $104 million for the second quarter of 2013. The $65 million decrease in net income primarily reflected the impact of a fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value and expense on derivative instruments used in economic hedges, partially offset by an increase in net interest income.

Other income/(loss) for the second quarter of 2014 was a loss of $54 million, compared with income of $36 million for the second quarter of 2013. The change primarily reflected a fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value of $35 million (compared with a fair value gain of $16 million for the second quarter of 2013), which was chiefly due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. As of June 30, 2014, the Bank's restricted retained earnings included a cumulative net gain of $49 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The change in other income/(loss) also reflected expense on derivative instruments used in economic hedges of $19 million (compared with income of $19 million for the second quarter of 2013). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

Net interest income for the second quarter of 2014 was $138 million, up from $114 million for the second quarter of 2013. The increase was primarily due to accretion of yield adjustments on certain other-than-temporarily impaired private-label residential mortgage-backed securities (PLRMBS) resulting from improvement in expected cash flows and to improved spreads on interest-earning assets. This increase was partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

During the first six months of 2014, total assets increased $1.4 billion, to $87.2 billion at June 30, 2014, from $85.8 billion at December 31, 2013. Advances increased $2.2 billion, or 5%, to $46.6 billion at June 30, 2014, from $44.4 billion at December 31, 2013. In total, 68 members increased their use of advances during the first six months of 2014, while 57 institutions reduced their advances borrowings.

Accumulated other comprehensive income/(loss) increased by $161 million during the first six months of 2014, to income of $16 million at June 30, 2014, from a loss of $145 million at December 31, 2013, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

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

On July 29, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2014 at an annualized rate of 7.35%. The dividend will total $87 million, including $26 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the third quarter of 2014. The Bank recorded the dividend on July 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 14, 2014.

As of June 30, 2014, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 7.9%, exceeding the 4.0% requirement. The Bank had $6.9 billion in permanent capital, exceeding its risk-based capital requirement of $3.5 billion. Total retained earnings were $2.4 billion as of June 30, 2014.

The Bank plans to repurchase $250 million in excess capital stock on August 15, 2014. This repurchase, combined with the estimated redemption of up to $3 million in mandatorily redeemable capital stock during the third quarter of 2014, will reduce the Bank’s excess capital stock by up to $253 million.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Selected Balance Sheet Items at Quarter End
Total Assets	$87,226	$86,185	$85,774	$87,661	$85,122
Advances	46,595	45,552	44,395	44,213	46,288
Mortgage Loans Held for Portfolio, Net	805	852	905	967	1,067
Investments(1)	34,085	34,918	35,260	38,072	36,422
Consolidated Obligations:(2)
Bonds	56,242	53,184	53,207	56,102	60,686
Discount Notes	23,492	24,863	24,194	21,821	14,156
Mandatorily Redeemable Capital Stock	1,176	1,644	2,071	2,588	3,464
Capital Stock —Class B —Putable	3,385	3,325	3,460	3,526	3,784
Unrestricted Retained Earnings	306	312	317	316	316
Restricted Retained Earnings	2,055	2,069	2,077	2,056	2,056
Accumulated Other Comprehensive Income/(Loss) (AOCI)	16	(64)	(145)	(275)	(354)
Total Capital	5,762	5,642	5,709	5,623	5,802
Selected Operating Results for the Quarter
Net Interest Income	$138	$135	$127	$114	$114
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	1	(1)	—	—
Other Income/(Loss)	(54)	(48)	(5)	(22)	36
Other Expense	37	32	35	32	31
Affordable Housing Program Assessment	8	9	14	11	15
Net Income/(Loss)	$39	$45	$74	$49	$104
Selected Other Data for the Quarter
Net Interest Margin(3)	0.64%	0.64%	0.59%	0.53%	0.52%
Operating Expenses as a Percent of Average Assets	0.16	0.14	0.15	0.13	0.13
Return on Average Assets	0.18	0.21	0.34	0.23	0.47
Return on Average Equity	2.80	3.11	5.20	3.48	7.11
Annualized Dividend Rate	6.80	6.67	5.65	5.14	3.38
Dividend Payout Ratio(4)	149.46	131.28	70.31	99.57	33.48
Average Equity to Average Assets Ratio	6.42	6.74	6.46	6.49	6.64
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	7.94	8.53	9.24	9.68	11.30
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2014	$799,979
March 31, 2014	753,941
December 31, 2013	766,837
September 30, 2013	720,725
June 30, 2013	704,504

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheet tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2014 and 2013, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2014 Compared to Second Quarter of 2013

Average Balance Sheets

	Three Months Ended
	June 30, 2014			June 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$298	$—	0.02%	$20	$—	0.09%
Securities purchased under agreements to resell	1,076	—	0.06	1,069	—	0.11
Federal funds sold	9,505	2	0.12	10,751	4	0.15
Trading securities:
Mortgage-backed securities (MBS)	13	—	1.64	15	—	1.68
Other investments	3,362	2	0.17	3,362	2	0.22
AFS securities:(1)
MBS (2)	6,819	72	4.20	7,860	68	3.49
Held-to-maturity (HTM) securities:(1)
MBS	14,696	91	2.49	14,562	94	2.58
Other investments	3,401	2	0.17	2,207	1	0.24
Mortgage loans held for portfolio	831	11	5.22	1,127	13	4.62
Advances(3)	46,965	80	0.68	46,407	89	0.77
Loans to other FHLBanks	7	—	0.07	5	—	0.12
Total interest-earning assets	86,973	260	1.20	87,385	271	1.24
Other assets(4)(5)	893	—	—	1,016	—	—
Total Assets	$87,866	$260	1.18%	$88,401	$271	1.23%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$54,557	$82	0.61%	$62,750	$117	0.75%
Discount notes	24,864	6	0.09	14,709	4	0.10
Deposits	817	—	0.06	644	—	0.08
Mandatorily redeemable capital stock	1,407	34	9.64	3,688	36	3.91
Other borrowings	5	—	0.09	26	—	0.08
Total interest-bearing liabilities	81,650	122	0.60	81,817	157	0.77
Other liabilities(4)	571	—	—	711	—	—
Total Liabilities	82,221	122	—	82,528	157	0.77
Total Capital	5,645	—	—	5,873	—	—
Total Liabilities and Capital	$87,866	$122	0.56%	$88,401	$157	0.71%
Net Interest Income		$138			$114
Net Interest Spread(6)			0.60%			0.47%
Net Interest Margin(7)			0.64%			0.52%
Interest-earning Assets/Interest-bearing Liabilities	106.52%			106.81%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows totaling $17 and $3 for the second quarter of 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2014			June 30, 2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(2)	$(34)	$(36)	$(2)	$(31)	$(33)
Consolidated obligation bonds	2	67	69	17	100	117

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2014 was $138 million, a 21% increase from $114 million in the second quarter of 2013. The following table details the changes in interest income and interest expense for the second quarter of 2014 compared to the second quarter of 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(2)	$(1)	$(1)
AFS securities:
MBS	4	(9)	13
HTM securities:
MBS	(3)	1	(4)
Other investments	1	1	—
Mortgage loans held for portfolio	(2)	(4)	2
Advances(2)	(9)	1	(10)
Total interest-earning assets	(11)	(11)	—
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(35)	(14)	(21)
Discount notes	2	3	(1)
Mandatorily redeemable capital stock	(2)	(32)	30
Total interest-bearing liabilities	(35)	(43)	8
Net interest income	$24	$32	$(8)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $4 million of advance prepayment fees in the second quarter of 2014 compared to $2 million in the second quarter of 2013.

The net interest margin was 64 basis points for the second quarter of 2014, 12 basis points higher than the net interest margin for the second quarter of 2013, which was 52 basis points. The net interest spread was 60 basis points for the second quarter of 2014, 13 basis points higher than the net interest spread for the second quarter of 2013, which was 47 basis points. These increases were primarily due to accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows and to improved spreads on interest-earning assets, partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis when there is a significant increase in the expected cash flows and accreted into interest income. As long as there continue to be improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2014 and 2013.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2014	June 30, 2013
Other Income/(Loss):
Net gain/(loss) on trading securities	$—	$1
Total OTTI loss	(3)	(4)
Net amount of OTTI loss reclassified to/(from) AOCI	1	4
Net OTTI loss, credit-related	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(30)	22
Net gain/(loss) on derivatives and hedging activities	(24)	12
Other	2	1
Total Other Income/(Loss)	$(54)	$36

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The following table presents the net OTTI loss for the three months ended June 30, 2014 and 2013.

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	June 30, 2014			June 30, 2013
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	$(3)	$1	$(2)	$(4)	$4	$—
Other-than-temporarily impaired PLRMBS by period:
Securities previously impaired prior to current period(1)	$(3)	$1	$(2)	$(4)	$4	$—

(1)
For the three months ended June 30, 2014, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2014. For the three months ended June 30, 2013, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2013.

Additional information about the OTTI loss is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2014	June 30, 2013
Advances	$4	$(106)
Consolidated obligation bonds	(34)	128
Total	$(30)	$22

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Three Months Ended
(In millions)	June 30, 2014				June 30, 2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(5)	$(26)	$(31)	$—	$82	$(29)	$53
Not elected for fair value option	—	2	(3)	(1)	2	6	(4)	4
Consolidated obligation bonds:
Elected for fair value option	—	25	14	39	—	(77)	17	(60)
Not elected for fair value option	(3)	(10)	5	(8)	(1)	(34)	40	5
Consolidated obligation discount notes:
Not elected for fair value option	—	(7)	(9)	(16)	—	15	(5)	10
MBS:
Not elected for fair value option	—	(8)	—	(8)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	—	—	—
Total	$(3)	$(2)	$(19)	$(24)	$1	$(8)	$19	$12

During the second quarter of 2014, net losses on derivatives and hedging activities totaled $24 million compared to net gains of $12 million in the second quarter of 2013. These amounts included expense of $19 million and income of $19 million resulting from cash flow settlements on derivative instruments used in economic hedges in the second quarter of 2014 and 2013, respectively. Excluding the impact of income or expense from cash flow settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Average Balance Sheets

	Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$243	$—	0.02%	$17	$—	0.10%
Securities purchased under agreements to resell	1,127	—	0.05	1,561	1	0.12
Federal funds sold	9,667	5	0.11	10,309	8	0.17
Trading securities:
MBS	13	—	1.65	15	—	1.69
Other investments	3,270	3	0.18	3,373	4	0.22
Available-for-sale securities:(1)
MBS(2)	6,923	143	4.16	8,011	137	3.45
Held-to-maturity securities:(1)
MBS	14,913	186	2.52	14,507	193	2.68
Other investments	3,000	3	0.18	2,247	3	0.25
Mortgage loans held for portfolio	855	22	5.20	1,181	26	4.48
Advances(3)	45,995	159	0.69	46,082	178	0.78
Loans to other FHLBanks	4	—	0.07	2	—	0.12
Total interest-earning assets	86,010	521	1.22	87,305	550	1.27
Other assets(4)(5)	909	—	—	1,014	—	—
Total Assets	$86,919	$521	1.21%	$88,319	$550	1.26%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$53,489	$163	0.61%	$65,535	$240	0.74%
Discount notes	24,711	12	0.09	11,578	7	0.11
Deposits	731	—	0.05	497	—	0.06
Mandatorily redeemable capital stock	1,710	73	8.60	3,999	62	3.13
Other borrowings	10	—	0.07	35	—	0.10
Total interest-bearing liabilities	80,651	248	0.62	81,644	309	0.76
Other liabilities(4)	548	—	—	817	—	—
Total Liabilities	81,199	248	0.61	82,461	309	0.76
Total Capital	5,720	—	—	5,858	—	—
Total Liabilities and Capital	$86,919	$248	0.57%	$88,319	$309	0.71%
Net Interest Income		$273			$241
Net Interest Spread(6)			0.60%			0.51%
Net Interest Margin(7)			0.64%			0.56%
Interest-earning Assets/Interest-bearing Liabilities	106.64%			106.93%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows totaling $33 and $5 for the six months ended June 30, 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2014			June 30, 2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(3)	$(66)	$(69)	$(4)	$(61)	$(65)
Consolidated obligation bonds	3	132	135	33	213	246

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2014 was $273 million, a 13% increase from $241 million in the first six months of 2013. The following table details the changes in interest income and interest expense for the first six months of 2014 compared to the first six months of 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$—	$(1)
Federal funds sold	(3)	—	(3)
Trading securities:
Other investments	(1)	—	(1)
Available-for-sale securities:
MBS	6	(20)	26
Held-to-maturity securities:
MBS	(7)	5	(12)
Other investments	—	1	(1)
Mortgage loans held for portfolio	(4)	(8)	4
Advances(2)	(19)	—	(19)
Total interest-earning assets	(29)	(22)	(7)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(77)	(40)	(37)
Discount notes	5	6	(1)
Mandatorily redeemable capital stock	11	(51)	62
Total interest-bearing liabilities	(61)	(85)	24
Net interest income	$32	$63	$(31)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $4 million in the first six months of 2014 compared to $2 million in the first six months of 2013.

The net interest margin was 64 basis points for the first six months of 2014, 8 basis points higher than the net interest margin for the first six months of 2013, which was 56 basis points. The net interest spread was 60 basis points for the first six months of 2014, 9 basis points higher than the net interest spread for the first six months of

2013, which was 51 basis points. These increases were primarily due to accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows and to improved spreads on interest-earning assets, partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis when there is a significant increase in the expected cash flows and accreted into interest income. As long as there continue to be improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2014 and 2013.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2014	June 30, 2013
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$3
Total OTTI loss	(4)	(8)
Net amount of OTTI loss reclassified to/(from) AOCI	2	5
Net OTTI loss, credit-related	(2)	(3)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(69)	11
Net gain/(loss) on derivatives and hedging activities	(34)	18
Other	3	3
Total Other Income/(Loss)	$(102)	$32

(1) The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $3 million for the six months ended June 30, 2014 and 2013, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The following table presents the net OTTI loss for the six months ended June 30, 2014 and 2013.

Net Other-Than-Temporary Impairment Loss

	Six Months Ended
	June 30, 2014			June 30, 2013
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$—	$—	$—	$(3)	$3	$—
Alt-A, other	(4)	2	(2)	(5)	2	(3)
Total	$(4)	$2	$(2)	$(8)	$5	$(3)

Other-than-temporarily impaired PLRMBS by period:
Securities newly impaired during the period	$—	$—	$—	$(3)	$3	$—
Securities previously impaired prior to current period(1)	(4)	2	(2)	(5)	2	(3)
Total	$(4)	$2	$(2)	$(8)	$5	$(3)

(1)
For the six months ended June 30, 2014, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014. For the six months ended June 30, 2013, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013.

Additional information about the OTTI loss is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2014	June 30, 2013
Advances	$12	$(132)
Consolidated obligation bonds	(81)	143
Total	$(69)	$11

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first six months of 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

(In millions)	June 30, 2014				June 30, 2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$—	$(54)	$(54)	$—	$116	$(57)	$59
Not elected for fair value option	—	5	(6)	(1)	2	11	(9)	4
Consolidated obligation bonds:
Elected for fair value option	—	42	26	68	—	(96)	34	(62)
Not elected for fair value option	(5)	(17)	9	(13)	(3)	(73)	81	5
Consolidated obligation discount notes:
Not elected for fair value option	—	(10)	(16)	(26)	—	20	(9)	11
MBS investments:
Not elected for fair value option	—	(9)	—	(9)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	1	—	1
Total	$(5)	$12	$(41)	$(34)	$(1)	$(21)	$40	$18

During the first six months of 2014, net losses on derivatives and hedging activities totaled $34 million compared to net gains of $18 million in the first six months of 2013. These amounts included expense of $41 million and income of $40 million on derivative instruments used in economic hedges in the first six months of 2014 and 2013, respectively. Excluding the impact of income or expense on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Return on Average Equity

Return on average equity (ROE) was 2.80% (annualized) for the second quarter of 2014, compared to 7.11% (annualized) for the second quarter of 2013 and 2.96% (annualized) for the first six months of 2014, compared to 6.36% (annualized) for the first six months of 2013. These decreases reflected the decrease in net income for both periods in 2014.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2014, advances maturing within five years totaled $44.7 billion, significantly in excess of the $163 million of member deposits on that date. At December 31, 2013, advances maturing within five years totaled $42.2 billion, also significantly in excess of the $193 million of member deposits on that date. In addition, as of June 30, 2014, and December 31, 2013, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2013 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 158% as of June 30, 2014. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2013 Form 10-K.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of June 30, 2014, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

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

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014				June 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$71	$1,800	$198	$2,069	$69	$1,800	$144	$2,013
Transfers to/(from) restricted retained earnings	(22)	—	8	(14)	23	—	20	43
Balance at end of the period	$49	$1,800	$206	$2,055	$92	$1,800	$164	$2,056

	Six Months Ended
	June 30, 2014				June 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
(In millions)	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(39)	—	17	(22)	19	—	36	55
Balance at end of the period	$49	$1,800	$206	$2,055	$92	$1,800	$164	$2,056

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of June 30, 2014, the Bank’s excess capital stock totaled $1.3 billion, or 1.5% of total assets.

In the second quarter of 2014, the Bank paid dividends at an annualized rate of 6.80%, totaling $93 million, including $59 million in dividends on capital stock and $34 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2013, the Bank paid dividends at an annualized rate of 3.38%, totaling $71 million, including $35 million in dividends on capital stock and $36 million in dividends on mandatorily redeemable capital stock.

In the first six months of 2014, the Bank paid dividends at an annualized rate of 6.73%, totaling $190 million, including $117 million in dividends on capital stock and $73 million in dividends on mandatorily redeemable capital stock. In the first six months of 2013, the Bank paid dividends at an annualized rate of 2.82%, totaling $122 million, including $60 million in dividends on capital stock and $62 million in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 29, 2014, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2014 at an annualized rate of 7.35% totaling $87 million, including $61 million in dividends on capital stock and $26 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about August 14, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2014.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information on the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2013 to 2012 – Dividends and Retained Earnings” in the Bank’s 2013 Form 10-K.

Financial Condition

Total assets were $87.2 billion at June 30, 2014, compared to $85.8 billion at December 31, 2013. Advances increased by $2.2 billion, or 5%, to $46.6 billion at June 30, 2014, from $44.4 billion at December 31, 2013. Average total assets were $87.9 billion for the second quarter of 2014, a 1% decrease compared to $88.4 billion for the second quarter of 2013. Average total assets were $86.9 billion for the first six months of 2014, a 2% decrease compared to $88.3 billion for the first six months of 2013. Average advances were $47.0 billion for the second quarter of 2014, a 1% increase from $46.4 billion for the second quarter of 2013. Average advances were $46.0 billion for the first six months of 2014, a slight decrease from $46.1 billion for the first six months of 2013.

Advances outstanding at June 30, 2014, included unrealized gains of $219 million, of which $104 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $115 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2013, included unrealized gains of $208 million, of which $95 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $113 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2013, to June 30, 2014, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $81.5 billion at June 30, 2014, an increase of $1.4 billion from $80.1 billion at December 31, 2013, reflecting an increase in consolidated obligations outstanding from $77.4 billion at December 31, 2013, to $79.7 billion at June 30, 2014, partially offset by the decrease in mandatory redeemable capital stock from $2.1 billion at December 31, 2013, to $1.2 billion at June 30, 2014. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s redemption and repurchase of excess capital stock during the first six months of 2014. Average total liabilities were $82.2 billion for the second quarter of 2014, a slight decrease compared to $82.5 billion for the second quarter of 2013. Average total liabilities were $81.2 billion for the first six months of 2014, a 2% decrease compared to $82.5 billion for the first six months of 2013. These decreases in average liabilities reflected a decrease in average mandatorily redeemable capital stock, partially offset by an increase in average consolidated obligations.

Consolidated obligations outstanding at June 30, 2014, included unrealized losses of $417 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $32 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2013, included unrealized losses of $491 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $115 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2013, to June 30, 2014, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $800.0 billion at June 30, 2014, and $766.8 billion at December 31, 2013.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of June 30, 2014, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment increased $2.8 billion, or 4%, to $65.1 billion (75% of total assets) at June 30, 2014, from $62.3 billion (73% of total assets) at December 31, 2013.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flow settlements from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $44 million in the second quarter of 2014, a decrease of $2 million, or 4%, compared with $46 million in the second quarter of 2013. In the first six months of 2014, adjusted net interest income for this segment was $83 million, a decrease of $6 million, or 7%, compared to $89 million in the first six months of 2013. These decreases were primarily due to a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment, as well as lower earnings on non-MBS investments, partially offset by improved spreads on advances-related assets.

Adjusted net interest income for this segment represented 30% of total adjusted net interest income for the second quarter of 2014 and 2013, and 28% and 29% of total adjusted net interest income for the first six months of 2014 and 2013, respectively.

Members and nonmember borrowers prepaid $555 million of advances in the second quarter of 2014 compared to $141 million in the second quarter of 2013. Interest income was increased by net prepayment fees of $4 million in the second quarter of 2014 and $2 million in the second quarter of 2013. Members and nonmember borrowers prepaid $705 million of advances in the first six months of 2014 compared to $199 million in the first six months of 2013. Interest income was increased by net prepayment fees of $4 million in the first six months of 2014 and $2 million in the first six months of 2013.

Advances – The par value of advances outstanding increased by $2.2 billion, or 5%, to $46.4 billion at June 30, 2014, from $44.2 billion at December 31, 2013. Average advances outstanding were $47.0 billion in the second quarter of 2014, a 1% increase from $46.4 billion in the second quarter of 2013. Average advances outstanding were $46.0 billion in the first six months of 2014, slight decrease from $46.1 billion in the first six months of 2013.

The increase in advances outstanding was primarily attributable to a $1.3 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $29.6 billion at June 30, 2014, from $28.3 billion at December 31, 2013. The increase was also attributable to a $0.9 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) In total, 68 members increased their use of advances during the first six months of 2014, while 57 borrowers decreased their advances borrowings.

The $2.2 billion increase in advances outstanding primarily reflected a $1.8 billion increase in adjustable rate advances, a $0.3 billion increase in variable rate advances, and a $0.1 billion increase in fixed rate advances.

The components of the advances portfolio at June 30, 2014, and December 31, 2013, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2014		December 31, 2013
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$8,199	18%	$6,378	15%
Adjustable – LIBOR, with caps and/or floors and PPS(1)	100	—	124	—
Subtotal adjustable rate advances	8,299	18	6,502	15
Fixed	28,207	61	27,365	62
Fixed – amortizing	261	1	276	1
Fixed – with PPS(1)	5,318	11	6,193	14
Fixed – with caps and PPS(1)	275	1	200	—
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	335	1	231	1
Fixed – putable at Bank’s option	81	—	97	—
Fixed – putable at Bank’s option with PPS(1)	85	—	85	—
Subtotal fixed rate advances	34,566	75	34,451	78
Daily variable rate	3,511	7	3,234	7
Total par value	$46,376	100%	$44,187	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.8 billion as of June 30, 2014, and December 31, 2013. Although the total size of the non-MBS investment portfolio was about the same, the composition changed. As of June 30, 2014, higher balances of short-term securities purchased under agreements to resell, agency debentures, and certificates of deposits were offset by lower balances of Federal funds sold.

Cash and Due from Banks – Cash and due from banks was $5.5 billion at June 30, 2014, a $0.6 billion increase from December 31, 2013. Cash and due from banks is largely comprised of cash held at the Federal Reserve Bank of San Francisco and increased because many of the Bank’s Federal funds and repurchase agreement counterparties had low demand for funds on June 30, 2014.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $59.3 billion at June 30, 2014, from $56.6 billion at December 31, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At June 30, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $71.0 billion, of which $23.4 billion were hedging advances, $44.4 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. At December 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.8 billion, of which $21.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of June 30, 2014, rates on 3-month U.S. Treasury bills, 3-month LIBOR, and 5-year U.S. Treasury notes declined while rates on 2-year U.S. Treasury notes increased compared with December 31, 2013. The FOMC’s forward guidance regarding monetary policy continues to identify a commitment to taper the pace of Treasury and MBS asset purchases and to keep the target Federal funds rate low beyond the date that asset purchases are expected to be completed.

Selected Market Interest Rates

Market Instrument	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.03	0.06	0.03	0.04
3-month LIBOR	0.23	0.25	0.27	0.31
2-year Treasury note	0.46	0.38	0.36	0.25
5-year Treasury note	1.63	1.74	1.4	0.72

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first six months of 2014 and 2013. Lower 3-month LIBOR rates during the first six months of 2014 compared to the same period in 2013 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2014	June 30, 2013
Consolidated obligation bonds	–12.4	–16.4
Consolidated obligation discount notes (one month and greater)	–15.3	–19.1

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

At June 30, 2014, assets associated with this segment were $22.2 billion (25% of total assets), a decrease of $1.3 billion from $23.5 billion at December 31, 2013 (27% of total assets).

Adjusted net interest income for this segment was $105 million in the second quarter of 2014, a decrease of $3 million, or 3%, from $108 million in the second quarter of 2013. In the first six months of 2014, adjusted net interest income for this segment was $215 million, a decrease of $6 million, or 3%, from $221 million in the first six months of 2013. These decreases were primarily due to lower average unpaid principal balances of MBS and mortgage loans, partially offset by improved spreads on mortgage-related assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 70% of total adjusted net interest income for the second quarter of 2014 and 2013, and 72% and 71% of total adjusted net interest income for the first six months of 2014 and 2013, respectively.

MBS Investments – The Bank’s MBS portfolio was $21.3 billion at June 30, 2014, compared with $22.5 billion at December 31, 2013. During the first six months of 2014, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $1.6 billion, partially offset by purchases of $0.2 billion of agency residential MBS and a $0.2 billion improvement in the fair value of PLRMBS classified as AFS. In the second quarter of 2014, average MBS investments were $21.5 billion, a decrease of $0.9 billion from $22.4 billion in the second quarter of 2013. Average MBS investments were $21.8 billion in the first six months of 2014, a decrease of $0.7 billion from $22.5 billion in the first six months of 2013. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – The Bank announced its renewed participation in the MPF Program in the fourth quarter of 2013 and approved two participating financial institutions in the second quarter of 2014. The Bank will purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank will facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

The Bank previously purchased conventional conforming fixed rate residential mortgage loans from participating members from May 2002 to October 2006 under the Original MPF and MPF Plus products.

Mortgage loan balances declined to $0.8 billion at June 30, 2014, from $0.9 billion at December 31, 2013, a decline of $0.1 billion. Average mortgage loans were $0.8 billion in the second quarter of 2014, a decrease of $0.3 billion from $1.1 billion in the second quarter of 2013. Average mortgage loans were $0.9 billion in the first six months of 2014, a decrease of $0.3 billion from $1.2 billion in the first six months of 2013.

At June 30, 2014, and December 31, 2013, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2013 Form 10-K. Mortgage loan balances at June 30, 2014, and December 31, 2013, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2014	December 31, 2013
MPF Plus	$745	$835
Original MPF	67	78
Subtotal	812	913
Unamortized premiums	8	10
Unamortized discounts	(13)	(16)
Mortgage loans held for portfolio	807	907
Less: Allowance for credit losses	(2)	(2)
Mortgage loans held for portfolio, net	$805	$905

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.3 billion to $22.2 billion at June 30, 2014, from $23.5 billion at December 31, 2013, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $9.3 billion at June 30, 2014, of which $7.1 billion were hedged or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate agreements associated with the mortgage-related business, all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.8 billion at December 31, 2013.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2014, and December 31, 2013.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2014	December 31, 2013
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$16,448	$12,448
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	707	1,926
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,120	6,826
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	106	130
Subtotal Economic Hedges(1)			6,933	8,882
Total			23,381	21,330
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	20,551	17,877
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	2,785	1,163
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,440	1,350
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,223	5,823
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	3,545
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	625	860
Subtotal Economic Hedges(1)			7,473	12,741
Total			28,024	30,618

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2014	December 31, 2013
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	2,718	1,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	6,475	5,830
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	4,550	3,097
Subtotal Economic Hedges(1)			11,025	8,927
Total			13,743	9,997
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,595	1,025
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	8,184	15,048
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	20	280
Total			9,799	16,353
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	2,862	2,942
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	—
Total			5,012	2,942
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	330
Total			330	330
Total Notional Amount			$80,289	$81,570

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2014, the total notional amount of interest rate exchange agreements outstanding was $80.3 billion, compared with $81.6 billion at December 31, 2013. The $1.3 billion decrease in the notional amount of derivatives during the first six months of 2014 was primarily due to a $6.6 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by a $2.1 billion increase in interest rate exchange agreements hedging advances, a $1.2 billion increase in interest rate exchange agreements hedging consolidated obligation bonds, and a $2.1 billion increase in interest rate exchange agreements hedging MBS investments. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2014, and December 31, 2013.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$16,448	$(100)	$100	$—	$—
Non-callable bonds	20,551	409	(411)	—	(2)
Callable bonds	2,718	10	5	—	15
Subtotal	39,717	319	(306)	—	13
Not qualifying for hedge accounting (economic hedges):
Advances	6,933	(92)	—	99	7
Non-callable bonds	7,473	52	—	(17)	35
Callable bonds	11,025	(27)	—	60	33
Discount notes	9,799	4	—	—	4
FFCB bonds	2,862	—	—	—	—
MBS	2,150	15	—	—	15
Intermediated	330	—	—	—	—
Subtotal	40,572	(48)	—	142	94
Total excluding accrued interest	80,289	271	(306)	142	107
Accrued interest	—	17	(34)	5	(12)
Total	$80,289	$288	$(340)	$147	$95

December 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$12,448	$(87)	$87	$—	$—
Non-callable bonds	17,877	490	(491)	—	(1)
Callable bonds	1,070	(8)	13	—	5
Subtotal	31,395	395	(391)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	8,882	(107)	—	96	(11)
Non-callable bonds	12,741	73	—	(17)	56
Callable bonds	8,927	(74)	—	142	68
Discount notes	16,353	13	—	—	13
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	50,175	(96)	—	221	125
Total excluding accrued interest	81,570	299	(391)	221	129
Accrued interest	—	19	(33)	7	(7)
Total	$81,570	$318	$(424)	$228	$122

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2014, or December 31, 2013.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2014			December 31, 2013
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Morgan Stanley Capital Services	BBB	$9,962	13%	BBB	$8,362	10%
JPMorgan Chase Bank, National Association	A	7,577	9	A	7,852	10
BNP Paribas	A	5,785	7	A	7,808	10
Subtotal		23,324	29		24,022	30
Others	At least BBB	22,287	28	At least A	26,466	32
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	21,867	27	A	20,414	25
Deutsche Bank Securities Inc.	A	12,811	16	A	10,668	13
Subtotal		34,678	43		31,082	38
Total		$80,289	100%		$81,570	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first six months of 2014 and 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following June 30, 2014, and December 31, 2013. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2014		As of December 31, 2013
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Demand deposits	$744	$744	$590	$590
Maturing member term deposits	—	1	—	1
Discount note and bond maturities and expected exercises of bond call options	3,750	26,969	4,203	23,509
Subtotal obligations due	4,494	27,714	4,793	24,100
Sources of available funds:
Maturing investments	5,392	9,059	3,577	9,387
Cash at Federal Reserve Bank of San Francisco	5,465	5,465	4,905	4,905
Proceeds from scheduled settlements of discount notes and bonds	1,150	1,530	1,625	1,640
Maturing advances and scheduled prepayments	3,842	11,445	4,974	11,191
Subtotal sources of available funds	15,849	27,499	15,081	27,123
Net funds available	11,355	(215)	10,288	3,023
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	18,410	—	19,574
FFCB bonds	3,444	3,199	3,130	3,052
Subtotal contingent sources of funds	3,444	21,609	3,130	22,626
Total contingent funds available	$14,799	$21,394	$13,418	$25,649

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2014, and December 31, 2013. The Bank's risk-based capital requirement decreased to $3.5 billion at June 30, 2014, from $3.9 billion at December 31, 2013.

Regulatory Capital Requirements

	June 30, 2014		December 31, 2013
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,536	$6,922	$3,912	$7,925
Total regulatory capital	$3,489	$6,922	$3,431	$7,925
Total regulatory capital ratio	4.00%	7.94%	4.00%	9.24%
Leverage capital	$4,361	$10,383	$4,289	$11,888
Leverage ratio	5.00%	11.90%	5.00%	13.86%

The Bank's total regulatory capital ratio decreased to 7.94% at June 30, 2014, from 9.24% at December 31, 2013, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $750 million in excess capital stock in the second quarter of 2014.

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

Advances. The Bank manages the credit risk of advances and other credit products by setting the credit and collateral terms available to individual members and housing associates based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan quality and documentation standards of institutions that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to institutions that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting the needs of members and housing associates as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in view of deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

The Bank determines the maximum amount and maximum term of the advances it will make to a member or housing associate based on the institution’s creditworthiness and eligible collateral pledged in accordance with the Bank’s credit and collateral policies and regulatory requirements. The Bank may review and change the maximum amount and maximum term at any time. The maximum amount a member or housing associate may borrow is also limited by the amount and type of collateral pledged because all advances must be fully collateralized.

To identify the credit strength of each borrower and potential borrower, other than insurance companies, community development financial institutions (CDFIs), and housing associates, the Bank assigns each member and each nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank’s credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information and are revised, if necessary, to reflect the institution’s current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

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

The Bank determines the maximum amount and maximum term of the advances it will make to a CDFI based on an ongoing risk assessment that considers information from the CDFI’s audited annual financial statements, supplemented by additional information deemed relevant by the Bank. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks of CDFIs, which do not file quarterly regulatory financial reports and are not subject to the same inspection and regulation requirements as the Bank’s insured depository members.

The Bank determines the maximum amount and maximum term of the advances it will make to a housing associate based on an ongoing risk assessment that considers the housing associate’s financial and regulatory standing and other qualitative information deemed relevant by the Bank. Approved terms are designed to meet the needs of the individual housing associate while mitigating the unique credit and collateral risks of housing associates, which do not file quarterly regulatory financial reports and are not subject to the same inspection and regulation requirements as the Bank’s insured depository members.

Pursuant to the Bank’s lending agreements with its borrowers, the Bank limits extensions of credit to individual borrowers to a percentage of the market value or unpaid principal balance of the borrower’s pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the charter type of the institution, the collateral type, the value assigned to the collateral, the results of the Bank’s collateral field review of the borrower’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower’s financial strength and condition, and any institution-specific collateral risks. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of a borrower’s pledged eligible collateral must meet or exceed the total amount of the borrower’s outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. The Bank monitors each borrower’s aggregate borrowing capacity and collateral requirements on a daily basis by comparing the institution’s borrowing capacity to its obligations to the Bank.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2014, and December 31, 2013. During the six months ended June 30, 2014, the Bank's internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	235	139	$39,743	$156,012	25%
4-6	100	48	11,260	23,016	49
7-10	13	6	47	109	43
Subtotal	348	193	51,050	179,137	28
CDFIs	5	3	51	71	72
Total	353	196	$51,101	$179,208	29%

December 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	224	135	$37,451	$141,076	27%
4-6	119	60	10,269	21,969	47
7-10	17	5	44	133	33
Total	360	200	47,764	163,178	29
CDFIs	4	2	30	37	81
Total	364	202	$47,794	$163,215	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$3,052	$3,190
11% – 25%	12	208	258
26% – 50%	24	21,789	34,235
More than 50%	156	26,052	141,525
Total	196	$51,101	$179,208

December 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$42	$44
11% – 25%	13	4,805	5,983
26% – 50%	23	13,862	21,433
More than 50%	163	29,085	135,755
Total	202	$47,794	$163,215

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity increased in the second quarter of 2014 because of improvement in collateral values and member credit quality. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2014, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2014, and December 31, 2013.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2014		December 31, 2013
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$415	$414	$484	$481
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,067	3,007	3,156	3,059
Agency pools and collateralized mortgage obligations	9,767	9,418	10,029	9,543
PLRMBS – publicly registered investment-grade-rated senior tranches	2	1	4	1
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	78	68	83	68
Term deposits with the Bank	1	1	1	1
Total	$13,330	$12,909	$13,757	$13,153

With respect to loan collateral, most borrowers may choose to pledge loan collateral by specific identification or under a blanket lien. Insurance companies, CDFIs, and housing associates are required to pledge loan collateral by specific identification with monthly reporting. All other borrowers pledging by specific identification must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. With a blanket lien, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under a blanket lien may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain borrowers to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the borrower is a de novo institution (chartered within the last three years), an insurance company, a CDFI, or a housing associate; the Bank is concerned about the borrower’s creditworthiness; or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. With the exception of insurance companies, CDFIs, and housing associates, borrowers required to deliver loan collateral must pledge those loans under a blanket lien with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of June 30, 2014, of the loan collateral pledged to the Bank, 42% was pledged by 33 institutions by specific identification, 42% was pledged by 149 institutions under a blanket lien with detailed reporting, and 16% was pledged by 102 institutions under a blanket lien with summary reporting.

As of June 30, 2014, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2014, and December 31, 2013.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2014		December 31, 2013
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$106,724	$86,654	$98,377	$78,992
Second lien residential mortgage loans and home equity lines of credit	29,922	13,951	31,344	8,968
Multifamily mortgage loans	20,562	16,679	21,162	17,131
Commercial mortgage loans	52,239	35,592	47,780	32,326
Loan participations(1)	16,224	12,581	16,540	11,843
Small business, small farm, and small agribusiness loans	2,995	753	2,956	709
Other	128	89	135	93
Total	$228,794	$166,299	$218,294	$150,062

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2014, and December 31, 2013, the unpaid principal balance of these loans totaled $14 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

On November 8, 2013, the FHFA issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by nationally recognized statistical rating organizations. The final rule requires the Bank to make a determination of credit quality with respect to its investments, but does not prevent the Bank from using nationally recognized statistical rating organization ratings or other third-party analysis in its credit determinations. The final rule became effective on May 7, 2014.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)
June 30, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$1,392	$550	$—	$—	$—	$1,942
Housing finance agency bonds:
CalHFA bonds	—	—	345	25	—	—	370
GSEs:
FFCB bonds	—	3,514	—	—	—	—	3,514
Total non-MBS	—	4,906	895	25	—	—	5,826
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,644	—	—	—	—	1,644
GSEs:
Freddie Mac	—	4,907	—	—	—	—	4,907
Fannie Mae	—	5,846	22	—	15	—	5,883
Total GSEs	—	10,753	22	—	15	—	10,790
PLRMBS:
Prime	—	—	3	410	1,482	2	1,897
Alt-A, option ARM	—	—	—	—	1,109	—	1,109
Alt-A, other	11	2	94	273	5,464	2	5,846
Total PLRMBS	11	2	97	683	8,055	4	8,852
Total MBS	11	12,399	119	683	8,070	4	21,286
Total securities	11	17,305	1,014	708	8,070	4	27,112
Securities purchased under agreements to resell	—	1,000	—	—	—	—	1,000
Federal funds sold(2)	—	3,410	2,563	—	—	—	5,973
Total investments	$11	$21,715	$3,577	$708	$8,070	$4	$34,085

(In millions)
December 31, 2013
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$360	$1,300	$—	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	—	—	110	306	—	—	416
GSEs:
FFCB bonds	—	3,194	—	—	—	—	3,194
Total non-MBS	—	3,554	1,410	306	—	—	5,270
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,589	—	—	—	—	1,589
GSEs:
Freddie Mac	—	5,250	—	—	—	—	5,250
Fannie Mae	—	6,286	27	—	18	—	6,331
Total GSEs	—	11,536	27	—	18	—	11,581
PLRMBS:
Prime	—	—	3	498	1,554	2	2,057
Alt-A, option ARM	—	—	—	—	1,115	—	1,115
Alt-A, other	12	2	116	311	5,707	2	6,150
Total PLRMBS	12	2	119	809	8,376	4	9,322
Total MBS	12	13,127	146	809	8,394	4	22,492
Total securities	12	16,681	1,556	1,115	8,394	4	27,762
Federal funds sold(2)	—	3,773	3,686	39	—	—	7,498
Total investments	$12	$20,454	$5,242	$1,154	$8,394	$4	$35,260

(1)	Credit ratings of BB and lower are below investment grade.

(2)	Includes $300 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

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

As of June 30, 2014, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 88% and 60%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2014, 61% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2014
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$836	$693	$1,529
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	836	693	1,529
U.S. branches and agency offices of foreign commercial banks:
Australia	2,579	—	2,579
Canada	658	1,095	1,753
Japan	—	1,325	1,325
Netherlands	729	—	729
Total U.S. branches and agency offices of foreign commercial banks	3,966	2,420	6,386
Total unsecured credit exposure	$4,802	$3,113	$7,915

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2014.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2014. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $300 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2014
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Due 91 Days Through 180 Days	Total
Domestic	$300	$536	$250	$443	$1,529
U.S. subsidiaries of foreign commercial banks	—	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	300	536	250	443	1,529
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,329	1,250	—	2,579
Canada	199	408	1,146	—	1,753
Japan	133	1,192	—	—	1,325
Netherlands	—	729	—	—	729
Total U.S. branches and agency offices of foreign commercial banks	332	3,658	2,396	—	6,386
Total unsecured credit exposure	$632	$4,194	$2,646	$443	$7,915

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2014.

The Bank determined that, as of June 30, 2014, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit were all with issuers that had credit ratings of at least A at June 30, 2014. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2014, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2014, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At June 30, 2014, the Bank’s MBS portfolio was 307% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS ratio declines below 300%. The Bank was not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At June 30, 2014, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2014, the Bank’s investment in MBS had gross unrealized losses totaling $374 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2014, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 9.0% over the 12-month period beginning April 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 2.0% to an increase of 4.0%.

Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting in the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was primarily based on a short-term housing price forecast that was five percentage points below the base case forecast, followed by a recovery path with annual rates of housing price growth that were 33.0% lower than the base case.

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at June 30, 2014:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$16	$—	2	$16	$—
Alt-A, other	10	231	(2)	15	437	(5)
Total	12	$247	$(2)	17	$453	$(5)

(1)	Amounts are for the three months ended June 30, 2014.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of June 30, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$192	$—	$192
2007	—	—	—	—	480	—	480
2006	—	—	—	—	86	—	86
2005	—	—	—	30	72	—	102
2004 and earlier	—	—	3	378	742	2	1,125
Total Prime	—	—	3	408	1,572	2	1,985
Alt-A, option ARM
2007	—	—	—	—	1,048	—	1,048
2006	—	—	—	—	182	—	182
2005	—	—	—	—	240	—	240
Total Alt-A, option ARM	—	—	—	—	1,470	—	1,470
Alt-A, other
2008	—	—	—	—	135	—	135
2007	—	—	—	—	1,755	—	1,755
2006	—	—	34	—	745	—	779
2005	—	—	20	—	3,018	—	3,038
2004 and earlier	11	2	39	274	572	2	900
Total Alt-A, other	11	2	93	274	6,225	2	6,607
Total par value	$11	$2	$96	$682	$9,267	$4	$10,062

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$175	$175
2007	—	—	415	415
2006	—	—	35	35
2005	—	—	33	33
2004 and earlier	—	—	77	77
Total Prime	—	—	735	735
Alt-A, option ARM
2007	—	—	1,048	1,048
2006	—	—	182	182
2005	—	—	225	225
Total Alt-A, option ARM	—	—	1,455	1,455
Alt-A, other
2008	—	—	135	135
2007	—	—	1,666	1,666
2006	34	—	745	779
2005	—	—	3,007	3,007
2004 and earlier	6	73	253	332
Total Alt-A, other	40	73	5,806	5,919
Total par value	$40	$73	$7,996	$8,109

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(In millions)
June 30, 2014
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$165	$—	$178	$—	$—	$—	17.80%	30.00%	16.64%
2007	397	6	405	—	—	—	16.30	22.61	5.19
2006	76	1	81	—	—	—	14.33	12.37	4.25
2005	100	2	99	—	—	—	12.12	11.84	14.77
2004 and earlier	1,125	17	1,113	—	—	—	8.06	4.45	11.40
Total Prime	1,863	26	1,876	—	—	—	11.47	12.04	10.27
Alt-A, option ARM
2007	863	46	838	—	—	—	28.95	44.15	20.41
2006	129	5	145	—	—	—	26.82	44.88	10.75
2005	100	3	125	—	—	—	24.45	22.78	7.06
Total Alt-A, option ARM	1,092	54	1,108	—	—	—	27.95	40.76	17.04
Alt-A, other
2008	132	5	128	—	—	—	13.61	31.80	24.48
2007	1,515	89	1,486	(2)	—	(2)	24.05	26.99	12.88
2006	583	—	662	—	—	—	22.71	18.47	2.66
2005	2,747	120	2,687	(2)	2	—	15.20	14.03	7.17
2004 and earlier	897	19	889	—	—	—	11.53	8.10	16.50
Total Alt-A, other	5,874	233	5,852	(4)	2	(2)	17.90	17.55	9.78
Total	$8,829	$313	$8,836	$(4)	$2	$(2)

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at June 30, 2014.

Significant Inputs to OTTI Credit Analysis for All PLRMBS
(In millions)
June 30, 2014
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	13.1	15.3	34.0	19.9
2007	9.8	4.3	31.7	9.8
2006	12.5	12.9	36.6	12.0
2005	15.0	5.8	30.8	13.4
2004 and earlier	16.3	4.1	31.0	10.8
Total Prime	15.0	7.0	32.0	12.8
Alt-A, option ARM
2007	5.6	44.0	43.7	20.4
2006	5.0	44.7	44.0	10.7
2005	6.5	29.3	39.1	7.2
Total Alt-A, option ARM	5.6	41.7	43.0	17.1
Alt-A, other
2007	12.9	29.5	41.1	8.2
2006	11.9	26.7	44.8	10.0
2005	12.8	16.1	39.8	7.4
2004 and earlier	14.4	12.0	32.7	16.4
Total Alt-A, other	12.9	20.6	39.9	9.3
Total	12.2	21.5	39.2	11.0

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at June 30, 2014, and December 31, 2013.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	June 30, 2014			December 31, 2013
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$203	$1,782	$1,985	$295	$1,878	$2,173
Alt-A, option ARM	—	1,470	1,470	—	1,532	1,532
Alt-A, other	2,409	4,198	6,607	2,716	4,337	7,053
Total	$2,612	$7,450	$10,062	$3,011	$7,747	$10,758

The following table presents PLRMBS in a loss position at June 30, 2014.

PLRMBS in a Loss Position at June 30, 2014

(In millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate
Prime	$1,068	$1,051	$1,049	$26	10.11%
Alt-A, option ARM	809	708	655	54	26.97
Alt-A, other	3,497	3,298	3,081	233	16.10
Total	$5,374	$5,057	$4,785	$313	16.55%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Prime
2008	92.82%	93.56%	91.67%	88.46%	89.37%
2007	84.32	81.17	80.36	80.06	79.45
2006	94.26	93.97	92.56	93.71	93.93
2005	97.72	97.26	97.01	96.88	96.67
2004 and earlier	98.83	98.52	98.14	97.81	97.47
Weighted average of all Prime	94.48	93.64	93.01	92.53	92.35
Alt-A, option ARM
2007	80.00	78.53	77.90	74.73	74.94
2006	79.29	77.30	75.71	70.78	72.28
2005	52.24	50.35	47.44	46.38	45.14
Weighted average of all Alt-A, option ARM	75.39	73.78	72.66	69.63	69.73
Alt-A, other
2008	94.47	95.42	93.74	92.58	91.14
2007	84.69	85.01	83.76	83.24	82.39
2006	84.92	83.68	82.84	82.12	80.48
2005	88.45	87.36	86.80	85.94	85.45
2004 and earlier	98.83	98.09	97.60	97.47	96.88
Weighted average of all Alt-A, other	88.57	87.94	87.17	86.52	85.77
Weighted average of all PLRMBS	87.81%	87.04%	86.28%	85.39%	84.95%

The Bank determined that, as of June 30, 2014, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2014, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2014. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of June 30, 2014.

Cleared Derivatives. The Bank is subject to nonperformance by the derivative clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2014.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$173	$—	$—	$—	$—
A	10,179	254	(210)	(40)	4
Cleared derivatives(2)	12,811	98	(82)	—	16
Liability positions with credit exposure:
Bilateral derivatives
BBB	255	(1)	1	—	—
Cleared derivatives(2)	21,867	(5)	21	—	16
Total derivative positions with credit exposure to nonmember counterparties	45,285	$346	$(270)	$(40)	$36
Derivative positions without credit exposure	35,004
Total notional	$80,289

December 31, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$8	$—	$—	$—	$—
A	12,739	332	(255)	(71)	6
Cleared derivatives(2)	31,082	14	7	—	21
Liability positions with credit exposure:
Bilateral derivatives
A	4,404	(36)	37	—	1
Total derivative positions with credit exposure to nonmember counterparties	48,233	$310	$(211)	$(71)	$28
Derivative positions without credit exposure	33,337
Total notional	$81,570

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2014 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Annual Designation of Member Director and Independent Director Positions. On June 18, 2014, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2015, the same as for 2014. In addition, the Finance Agency designated six independent director positions for the Bank for 2015, the same as for 2014. One of the California member director positions, one of the Arizona member director positions, and one of the independent director positions, all with current terms ending December 31, 2014, will be filled through an election of the members located in California (for the California member director position), an election of the members located in Arizona (for the Arizona member director position), and an election of all members of the Bank (for the independent director position). The elections will be held in the fourth quarter of 2014. Each seat will have a four-year term that begins on January 1, 2015.

Stress Test Disclosure. On July 17, 2014, the Bank published the severely adverse scenario results of its 2014 annual stress test in accordance with regulations of the Finance Agency under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The results are available on the Bank's website at www.fhlbsf.com/about/investor/docs/2014-annual-stress-test-disclosure.pdf.

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. Among other things, the final regulations will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value (NAV), which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments.

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily.

•	Include enhanced diversification, disclosure, and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBanks’ consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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

The par value of the outstanding consolidated obligations of all 12 FHLBanks was $800.0 billion at June 30, 2014, and $766.8 billion at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $79.3 billion at June 30, 2014, and $77.0 billion at December 31, 2013. At June 30, 2014, the Bank had committed to the issuance of $1.5 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. At December 31, 2013, the Bank had committed to the issuance of $1.6 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2014, the Bank had $11 million in advance commitments and $4.7 billion in standby letters of credit outstanding. At December 31, 2013, the Bank had $8 million in advance commitments and $3.6 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis at June 30, 2014, and $(1) million at December 31, 2013. The estimated fair value of the letters of credit was $13 million and $12 million at June 30, 2014, and December 31, 2013, respectively.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of June 30, 2014.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2014	December 31, 2013
+200 basis-point change above current rates	–3.1%	–3.7%
+100 basis-point change above current rates	–1.4	–1.7
–100 basis-point change below current rates(2)	+2.8	+1.5
–200 basis-point change below current rates(2)	+6.6	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of June 30, 2014, were 3 basis points lower for the 1-year term, 9 basis points lower for the 5-year term, and 46 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of June 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2014	December 31, 2013
+200 basis-point change above current rates	–3.3%	–3.7%
+100 basis-point change above current rates	–1.4	–1.6
–100 basis-point change below current rates(2)	+2.0	+0.7
–200 basis-point change below current rates(2)	+4.1	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at June 30, 2014, and one month at December 31, 2013.

Total Bank Duration Gap Analysis

	June 30, 2014		December 31, 2013
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$87,226	10	$85,774	11
Liabilities	81,464	9	80,065	10
Net	$5,762	1	$5,709	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2014, and December 31, 2013.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2014	December 31, 2013
+200 basis-point change	–1.9%	–2.1%
+100 basis-point change	–0.9	–1.0
–100 basis-point change(2)	+2.2	+1.0
–200 basis-point change(2)	+5.3	+2.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2014, generally show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of June 30, 2014, were 3 basis point lower for the 1-year term, 9 basis points lower for the 5-year term, and 46 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of June 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2014, and December 31, 2013. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2014, are unchanged in rising rate scenarios and show greater sensitivity in declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were offset in the rising rate scenarios primarily as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates partially offset the adverse impact of slower projected prepayments and increased leverage in rising rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of June 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2014	December 31, 2013
+200 basis-point change above current rates	–2.3%	–2.3%
+100 basis-point change above current rates	–1.0	–1.0
–100 basis-point change below current rates(2)	+1.4	+0.2
–200 basis-point change below current rates(2)	+3.0	–0.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank's PLRMBS litigation is now in the discovery phase, and a trial has been scheduled for January 20, 2015.

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

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the 2013 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2013 Form 10-K.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition at June 30, 2014, and December 31, 2013; (ii) Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Statements of Capital Accounts for the Six Months Ended June 30, 2014 and 2013; (v) Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)