Form 10-Q
period 2014-09-30
Federal Home Loan Bank of San Francisco
filed 2014-11-07
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2014
Class B Stock, par value $100	44,159,369

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$8,002	$4,906
Securities purchased under agreements to resell	500	—
Federal funds sold	6,948	7,498
Trading securities(a)	3,625	3,208
Available-for-sale (AFS) securities(a)	6,624	7,047
Held-to-maturity (HTM) securities (fair values were $15,519 and $17,352, respectively)(b)	15,467	17,507
Advances (includes $5,149 and $7,069 at fair value under the fair value option, respectively)	40,615	44,395
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2, respectively	754	905
Accrued interest receivable	71	81
Premises, software, and equipment, net	27	25
Derivative assets, net	69	116
Other assets	87	86
Total Assets	$82,789	$85,774
Liabilities:
Deposits	$202	$193
Consolidated obligations:
Bonds (includes $7,145 and $10,115 at fair value under the fair value option, respectively)	50,871	53,207
Discount notes	24,431	24,194
Total consolidated obligations	75,302	77,401
Mandatorily redeemable capital stock	1,076	2,071
Accrued interest payable	138	95
Affordable Housing Program (AHP) payable	153	151
Derivative liabilities, net	27	47
Other liabilities	109	107
Total Liabilities	77,007	80,065
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
33 shares and 35 shares, respectively	3,310	3,460
Unrestricted retained earnings	303	317
Restricted retained earnings	2,073	2,077
Total Retained Earnings	2,376	2,394
Accumulated other comprehensive income/(loss) (AOCI)	96	(145)
Total Capital	5,782	5,709
Total Liabilities and Capital	$82,789	$85,774

(a)	At September 30, 2014, and December 31, 2013, none of these securities were pledged as collateral that may be repledged.

(b)	At September 30, 2014, $2 of these securities were pledged as collateral that may be repledged. At December 31, 2013, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest Income:
Advances	$74	$84	$229	$260
Prepayment fees on advances, net	1	—	5	2
Securities purchased under agreements to resell	—	—	—	1
Federal funds sold	4	4	9	12
Trading securities	2	1	5	5
AFS securities	67	69	210	206
HTM securities	89	97	278	293
Mortgage loans held for portfolio	10	12	32	38
Total Interest Income	247	267	768	817
Interest Expense:
Consolidated obligations:
Bonds	84	102	247	342
Discount notes	4	4	16	11
Mandatorily redeemable capital stock	26	47	99	109
Total Interest Expense	114	153	362	462
Net Interest Income	133	114	406	355
Provision for/(reversal of) credit losses on mortgage loans	(1)	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	134	114	406	355
Other Income/(Loss):
Net gain/(loss) on trading securities	(1)	(2)	(1)	1
Total other-than-temporary impairment (OTTI) loss	(1)	(5)	(5)	(13)
Net amount of OTTI loss reclassified to/(from) AOCI	—	2	2	7
Net OTTI loss, credit-related	(1)	(3)	(3)	(6)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(13)	(17)	(82)	(6)
Net gain/(loss) on derivatives and hedging activities	—	(2)	(34)	16
Other	3	2	6	5
Total Other Income/(Loss)	(12)	(22)	(114)	10
Other Expense:
Compensation and benefits	15	16	47	48
Other operating expense	16	14	47	36
Federal Housing Finance Agency	1	1	5	4
Office of Finance	2	1	4	4
Other	—	—	—	1
Total Other Expense	34	32	103	93
Income/(Loss) Before Assessment	88	60	189	272
AHP Assessment	12	11	29	38
Net Income/(Loss)	$76	$49	$160	$234

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net Income/(Loss)	$76	$49	$160	$234
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	1	(2)	1	(1)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	(1)	—	(4)
Net change in fair value of other-than-temporarily impaired securities	77	82	237	522
Reclassification of non-credit-related OTTI loss included in net income/(loss)	—	(1)	(2)	(3)
Total net non-credit-related OTTI gain/(loss) on AFS securities	77	80	235	515
Net non-credit-related OTTI gain/(loss) on HTM securities:
Non-credit-related OTTI loss	—	(1)	—	(4)
Accretion of non-credit-related OTTI loss	2	1	5	5
Non-credit-related OTTI loss transferred to AFS securities	—	1	—	4
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	1	5	5
Total other comprehensive income/(loss)	80	79	241	519
Total Comprehensive Income/(Loss)	$156	$128	$401	$753

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	2	298					298
Repurchase of capital stock	(9)	(929)					(929)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			55	179	234	519	753
Cash dividends paid on capital stock (3.52%)				(109)	(109)		(109)
Balance, September 30, 2013	35	$3,526	$2,056	$316	$2,372	$(275)	$5,623
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	6	624					624
Repurchase of capital stock	(8)	(771)					(771)
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			(4)	164	160	241	401
Cash dividends paid on capital stock (6.91%)				(178)	(178)		(178)
Balance, September 30, 2014	33	$3,310	$2,073	$303	$2,376	$96	$5,782

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash Flows from Operating Activities:
Net Income/(Loss)	$160	$234
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(64)	(51)
Change in net fair value adjustment on trading securities	1	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	82	6
Change in net derivatives and hedging activities	(124)	(61)
Net OTTI loss, credit-related	3	6
Net change in:
Accrued interest receivable	15	21
Other assets	—	(1)
Accrued interest payable	47	14
Other liabilities	4	16
Total adjustments	(36)	(51)
Net cash provided by/(used in) operating activities	124	183
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(228)	(66)
Securities purchased under agreements to resell	(500)	1,500
Federal funds sold	550	3,037
Premises, software, and equipment	(8)	(6)
Trading securities:
Proceeds from maturities of long-term	331	235
Purchases of long-term	(750)	(525)
AFS securities:
Proceeds from maturities of long-term	703	1,001
HTM securities:
Net (increase)/decrease in short-term	369	(1,543)
Proceeds from maturities of long-term	1,878	3,264
Purchases of long-term	(207)	(3,506)
Advances:
Principal collected	567,859	367,726
Made to members	(564,152)	(368,483)
Mortgage loans held for portfolio:
Principal collected	154	317
Purchases	(3)	—
Proceeds from sales of foreclosed assets	3	3
Net cash provided by/(used in) investing activities	5,999	2,954

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash Flows from Financing Activities:
Net change in:
Deposits	288	347
Net (payments)/proceeds on derivative contracts with financing elements	6	59
Net proceeds from issuance of consolidated obligations:
Bonds	28,729	19,103
Discount notes	83,632	91,095
Bonds transferred from another Federal Home Loan Bank	—	122
Payments for matured and retired consolidated obligations:
Bonds	(30,966)	(32,922)
Discount notes	(83,393)	(74,487)
Proceeds from issuance of capital stock	624	298
Payments for repurchase/redemption of mandatorily redeemable capital stock	(998)	(1,758)
Payments for repurchase of capital stock	(771)	(929)
Cash dividends paid	(178)	(109)
Net cash provided by/(used in) financing activities	(3,027)	819
Net increase/(decrease) in cash and due from banks	3,096	3,956
Cash and due from banks at beginning of the period	4,906	104
Cash and due from banks at end of the period	$8,002	$4,060
Supplemental Disclosures:
Interest paid	$357	$387
AHP payments	27	26
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	2	3
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	56

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2014, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K. Other changes to these policies as of September 30, 2014, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. On August 27, 2014, the Financial Accounting Standards Board (FASB) issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. This guidance is not expected to affect the Bank’s financial condition, results of operations, and cash flows.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance becomes effective for the Bank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect basis. The Bank is in the process of evaluating the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2014, and December 31, 2013, was as follows:

	September 30, 2014	December 31, 2013
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,613	$3,194
MBS – Other U.S. obligations – Ginnie Mae	12	14
Total	$3,625	$3,208

Redemption Terms. The estimated fair value of non-MBS by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2014, and December 31, 2013, is shown below. Expected

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	September 30, 2014	December 31, 2013
Trading securities other than MBS:
Due in 1 year or less	$2,113	$580
Due after 1 year through 5 years	1,500	2,614
Subtotal	3,613	3,194
MBS – Other U.S. obligations – Ginnie Mae	12	14
Total	$3,625	$3,208

Interest Rate Payment Terms. Interest rate payment terms for trading securities at September 30, 2014, and December 31, 2013, are detailed in the following table:

	September 30, 2014	December 31, 2013
Estimated fair value of trading securities other than MBS:
Adjustable rate	$3,613	$3,194
Estimated fair value of trading MBS:
Passthrough securities – Adjustable rate	12	14
Total	$3,625	$3,208

The net unrealized gain/(loss) on trading securities was $(1) and $(2) for the three months ended September 30, 2014 and 2013, respectively. The net unrealized gain/(loss) on trading securities was $(1) and $1 for the nine months ended September 30, 2014 and 2013, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of September 30, 2014, and December 31, 2013, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$584	$(1)	$41	$—	$624
Alt-A, option ARM	1,051	(47)	85	—	1,089
Alt-A, other	4,865	(143)	189	—	4,911
Total	$6,500	$(191)	$315	$—	$6,624

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$661	$(11)	27	$—	$677
Alt-A, option ARM	1,122	(74)	51	—	1,099
Alt-A, other	5,376	(239)	142	(8)	5,271
Total	$7,159	$(324)	$220	$(8)	$7,047

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At September 30, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,209. At December 31, 2013, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,312.

The following table summarizes the AFS securities with unrealized losses as of September 30, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$9	$—	$37	$1	$46	$1
Alt-A, option ARM	—	—	629	47	629	47
Alt-A, other	345	9	1,796	134	2,141	143
Total	$354	$9	$2,462	$182	$2,816	$191

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$—	$287	$11	$315	$11
Alt-A, option ARM	—	—	674	74	674	74
Alt-A, other	677	10	2,351	237	3,028	247
Total	$705	$10	$3,312	$322	$4,017	$332

As indicated in the tables above, as of September 30, 2014, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at September 30, 2014, and December 31, 2013, are shown in the following table:

	September 30, 2014	December 31, 2013
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$2,026	$2,450
Adjustable rate	4,474	4,709
Total	$6,500	$7,159

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2014	December 31, 2013
Collateralized mortgage obligations:
Converts in 1 year or less	$28	$191
Converts after 1 year through 5 years	310	364
Total	$338	$555

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,291	$—	$1,291	$—	$—	$1,291
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	345	—	345	—	(47)	298
Subtotal	1,636	—	1,636	—	(47)	1,589
MBS:
Other U.S. obligations – Ginnie Mae	1,569	—	1,569	6	(11)	1,564
GSEs:
Freddie Mac	4,698	—	4,698	58	(35)	4,721
Fannie Mae	5,593	—	5,593	115	(15)	5,693
Subtotal GSEs	10,291	—	10,291	173	(50)	10,414
PLRMBS:
Prime	1,186	—	1,186	2	(23)	1,165
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	793	(22)	771	20	(17)	774
Subtotal PLRMBS	1,993	(22)	1,971	22	(41)	1,952
Total MBS	13,853	(22)	13,831	201	(102)	13,930
Total	$15,489	$(22)	$15,467	$201	$(149)	$15,519

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Certificates of deposit	$1,660	$—	$1,660	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	416	—	416	—	(100)	316
Subtotal	2,076	—	2,076	—	(100)	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	—	1,575	3	(45)	1,533
GSEs:
Freddie Mac	5,250	—	5,250	53	(90)	5,213
Fannie Mae	6,331	—	6,331	109	(45)	6,395
Subtotal GSEs	11,581	—	11,581	162	(135)	11,608
PLRMBS:
Prime	1,380	—	1,380	1	(37)	1,344
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	906	(27)	879	24	(26)	877
Subtotal PLRMBS	2,302	(27)	2,275	25	(65)	2,235
Total MBS	15,458	(27)	15,431	190	(245)	15,376
Total	$17,534	$(27)	$17,507	$190	$(345)	$17,352

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

At September 30, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $56, discounts of $60, and credit-related OTTI of $7. At December 31, 2013, the amortized cost of the Bank’s MBS classified as HTM included premiums of $71, discounts of $70, and credit-related OTTI of $6.

The following tables summarize the HTM securities with unrealized losses as of September 30, 2014, and December 31, 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$250	$—	$—	$—	$250	$—
Housing finance agency bonds:
CalHFA bonds	—	—	282	47	282	47
MBS:
Other U.S. obligations – Ginnie Mae	926	6	276	5	1,202	11
GSEs:
Freddie Mac	992	9	1,340	26	2,332	35
Fannie Mae	839	6	489	9	1,328	15
Subtotal GSEs	1,831	15	1,829	35	3,660	50
PLRMBS:
Prime	158	1	705	22	863	23
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	83	1	662	38	745	39
Subtotal PLRMBS	241	2	1,380	61	1,621	63
Total MBS	2,998	23	3,485	101	6,483	124
Total	$3,248	$23	$3,767	$148	$7,015	$171

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$316	$100	$316	$100
MBS:
Other U.S. obligations – Ginnie Mae	1,187	45	2	—	1,189	45
GSEs:
Freddie Mac	2,918	89	66	1	2,984	90
Fannie Mae	2,069	40	126	5	2,195	45
Subtotal GSEs	4,987	129	192	6	5,179	135
PLRMBS:
Prime	481	5	693	32	1,174	37
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	159	2	688	51	847	53
Subtotal PLRMBS	640	7	1,395	85	2,035	92
Total MBS	6,814	181	1,589	91	8,403	272
Total	$6,814	$181	$1,905	$191	$8,719	$372

As indicated in the tables above, the Bank’s investments classified as HTM had unrealized losses primarily related to CalHFA bonds and MBS. The Bank also had unrealized losses associated with certificates of deposit that were de minimis, which were caused by movements in interest rates and not a deterioration of the issuers’ creditworthiness. The unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The unrealized losses associated with the PLRMBS were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2014, and December 31, 2013, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,291	$1,291	$1,291
Due after 5 years through 10 years	79	79	70
Due after 10 years	266	266	228
Subtotal	1,636	1,636	1,589
MBS:
Other U.S. obligations – Ginnie Mae	1,569	1,569	1,564
GSEs:
Freddie Mac	4,698	4,698	4,721
Fannie Mae	5,593	5,593	5,693
Subtotal GSEs	10,291	10,291	10,414
PLRMBS:
Prime	1,186	1,186	1,165
Alt-A, option ARM	14	14	13
Alt-A, other	793	771	774
Subtotal PLRMBS	1,993	1,971	1,952
Total MBS	13,853	13,831	13,930
Total	$15,489	$15,467	$15,519

December 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,660	$1,660	$1,660
Due after 5 years through 10 years	62	62	49
Due after 10 years	354	354	267
Subtotal	2,076	2,076	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	1,575	1,533
GSEs:
Freddie Mac	5,250	5,250	5,213
Fannie Mae	6,331	6,331	6,395
Subtotal GSEs	11,581	11,581	11,608
PLRMBS:
Prime	1,380	1,380	1,344
Alt-A, option ARM	16	16	14
Alt-A, other	906	879	877
Subtotal PLRMBS	2,302	2,275	2,235
Total MBS	15,458	15,431	15,376
Total	$17,534	$17,507	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at September 30, 2014, and December 31, 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed rate	$1,291	$1,660
Adjustable rate	345	416
Subtotal	1,636	2,076
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	333	461
Adjustable rate	410	430
Collateralized mortgage obligations:
Fixed rate	9,680	10,820
Adjustable rate	3,430	3,747
Subtotal	13,853	15,458
Total	$15,489	$17,534

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2014	December 31, 2013
Passthrough securities:
Converts in 1 year or less	$44	$62
Converts after 1 year through 5 years	218	316
Converts after 5 years through 10 years	62	72
Total	$324	$450
Collateralized mortgage obligations:
Converts in 1 year or less	$78	$185
Converts after 1 year through 5 years	34	133
Total	$112	$318

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the 12-month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from 0.0% to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2014 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2014, and the related current credit enhancement for the Bank.

September 30, 2014
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2007	12.7	4.3	31.3	19.2
2006	16.9	11.3	38.8	2.8
Total Prime	12.8	4.4	31.5	18.8
Alt-A, option ARM
2005	7.8	34.3	43.7	2.3
Total Alt-A, option ARM	7.8	34.3	43.7	2.3
Alt-A, other
2007	12.5	27.1	37.5	14.7
2004 and earlier	15.8	9.1	32.0	13.5
Total Alt-A, other	14.4	16.6	34.3	14.0
Total	13.8	17.0	34.8	13.5

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of the period	$1,347	$1,395	$1,378	$1,397
Additional charges on securities for which OTTI was previously recognized(1)	1	3	3	6
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(16)	(8)	(49)	(13)
Balance, end of the period	$1,332	$1,390	$1,332	$1,390

(1)
For the three months ended September 30, 2014 and 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014 and 2013, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2014. The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2013. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$—	$—	$—	$—	$22	$(3)	$—	$19
Alt-A, other	37	(1)	—	36	38	(1)	—	37
Total	$37	$(1)	$—	$36	$60	$(4)	$—	$56

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2014, and December 31, 2013, by loan collateral type:

September 30, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$705	$584	$624	$—	$—	$—	$—
Alt-A, option ARM	1,420	1,051	1,089	—	—	—	—
Alt-A, other	5,575	4,865	4,911	137	134	112	132
Total	$7,700	$6,500	$6,624	$137	$134	$112	$132

December 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$795	$661	$677	$—	$—	$—	$—
Alt-A, option ARM	1,516	1,122	1,099	—	—	—	—
Alt-A, other	6,151	5,376	5,271	150	147	120	144
Total	$8,462	$7,159	$7,047	$150	$147	$120	$144

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2014, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2014, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of September 30, 2014, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2014, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2014, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.07% to 8.57% at September 30, 2014, and 0.06% to 8.57% at December 31, 2013, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$23,014	0.57%	$22,556	0.50%
After 1 year through 2 years	4,032	1.49	6,838	1.48
After 2 years through 3 years	6,010	1.04	6,754	1.24
After 3 years through 4 years	3,390	1.28	3,208	1.43
After 4 years through 5 years	2,228	1.91	2,825	1.79
After 5 years	1,806	2.79	2,006	2.41
Total par value	40,480	0.96%	44,187	1.00%
Valuation adjustments for hedging activities	49		95
Valuation adjustments under fair value option	86		113
Total	$40,615		$44,395

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,913 at September 30, 2014, and $6,833 at December 31, 2013. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $333 at September 30, 2014, and $235 at December 31, 2013.

The Bank’s advances at September 30, 2014, and December 31, 2013, included $140 and $182, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Within 1 year	$23,147	$22,609	$23,154	$22,696
After 1 year through 2 years	4,087	6,843	4,032	6,838
After 2 years through 3 years	6,077	6,850	5,910	6,754
After 3 years through 4 years	3,464	3,208	3,350	3,108
After 4 years through 5 years	2,232	2,901	2,228	2,785
After 5 years	1,473	1,776	1,806	2,006
Total par value	$40,480	$44,187	$40,480	$44,187

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2014 and 2013. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$6,500	16%	$4	4%	$15	4%
First Republic Bank	5,275	13	22	21	65	20
Bank of the West	4,714	12	7	7	23	7
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	3,000	7	12	11	43	13
JPMorgan Chase Bank, National Association(3)	822	2	2	2	6	2
Subtotal JPMorgan Chase & Co.	3,822	9	14	13	49	15
OneWest Bank, N.A.	3,414	8	6	5	17	5
Subtotal	23,725	58	53	50	169	51
Others	16,755	42	52	50	161	49
Total	$40,480	100%	$105	100%	$330	100%

	September 30, 2013		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$8,225	19%	$18	15%	$60	17%
JPMorgan Chase Bank, National Association(3)	837	2	2	2	6	2
Subtotal JPMorgan Chase & Co.	9,062	21	20	17	66	19
Bank of America California, N.A.	6,250	14	4	3	10	3
First Republic Bank	5,150	12	19	16	50	14
Bank of the West	4,282	10	8	7	22	6
Citibank, N.A.(3)	4,001	9	3	2	11	3
Subtotal	28,745	66	54	45	159	45
Others	15,193	34	64	55	200	55
Total	$43,938	100%	$118	100%	$359	100%

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

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2014, and December 31, 2013, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014	December 31, 2013
Par value of advances:
Fixed rate:
Due within 1 year	$17,136	$17,998
Due after 1 year	12,294	16,453
Total fixed rate	29,430	34,451
Adjustable rate:
Due within 1 year	5,878	4,558
Due after 1 year	5,172	5,178
Total adjustable rate	11,050	9,736
Total par value	$40,480	$44,187

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2014, and December 31, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Prepayment fees received	$1	$2	$15	$8
Fair value adjustments	—	(2)	(10)	(6)
Net	$1	$—	$5	$2
Advance principal prepaid	$911	$56	$1,616	$255

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchases conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank facilitates the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) The Bank has approved three participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of September 30, 2014, and December 31, 2013, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2014	December 31, 2013
Fixed rate medium-term mortgage loans	$177	$238
Fixed rate long-term mortgage loans	583	675
Subtotal	760	913
Unamortized premiums	8	10
Unamortized discounts	(12)	(16)
Mortgage loans held for portfolio	756	907
Less: Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$754	$905

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2014, and December 31, 2013.

September 30, 2014
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$605	80%	6,534	69%
OneWest Bank, N.A.	92	12	2,209	23
Subtotal	697	92	8,743	92
Others	63	8	761	8
Total	$760	100%	9,504	100%

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

(1)	Nonmember institution.

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2014, and December 31, 2013, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2014, or during 2013.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2014, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first nine months of 2014 or from October 1 to October 31, 2014.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2014, and December 31, 2013.

	September 30, 2014	December 31, 2013
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$12	$14
60 – 89 days delinquent	4	7
90 days or more delinquent	24	27
Total past due	40	48
Total current loans	719	863
Total mortgage loans	$759	$911
In process of foreclosure, included above(2)	$11	$17
Nonaccrual loans	$24	$27
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.15%	3.00%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of the period	$2	$3	$2	$3
(Charge-offs)/recoveries	1	(1)	—	(1)
Provision for/(reversal of) credit losses	(1)	—	—	—
Balance, end of the period	$2	$2	$2	$2

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	September 30, 2014	December 31, 2013
Allowance for credit losses, end of period:
Individually evaluated for impairment	$2	$2
Recorded investment, end of period:
Individually evaluated for impairment	$22	$27
Collectively evaluated for impairment	737	884
Total recorded investment	$759	$911

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$16	$16	$—	$20	$20	$—
With an allowance	6	6	2	7	7	2
Total	$22	$22	$2	$27	$27	$2

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
With no related allowance	$17	$19	$18	$19
With an allowance	7	10	7	11
Total	$24	$29	$25	$30

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2014, and December 31, 2013, and for MPF Plus loans totaling $2 as of September 30, 2014, and $2 as of December 31, 2013.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of September 30, 2014, and December 31, 2013, and for MPF Plus loans totaling de minimis amounts as of September 30, 2014, and December 31, 2013.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2.0 as of September 30, 2014, and $0.8 as of December 31, 2013. During the nine months ended September 30, 2014 and 2013, the amount of the difference between the pre- and post-modification recorded investment in TDRs that

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at September 30, 2014, and December 31, 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2014, and December 31, 2013, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Interest-bearing deposits:
Demand and overnight	$201	$190
Term	—	1
Other	—	1
Total interest-bearing deposits	201	192
Non-interest-bearing deposits	1	1
Total	$202	$193

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2014, and December 31, 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$—	—%	$1	0.01%
Adjustable rate	201	0.01	191	0.01
Total interest-bearing deposits	201	0.01	192	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$202	0.01%	$193	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was zero at September 30, 2014. The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at December 31, 2013, and these time deposits were scheduled to mature within three months.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2014, and December 31, 2013.

	September 30, 2014		December 31, 2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,852	0.33%	$26,161	0.40%
After 1 year through 2 years	7,218	1.09	7,101	0.80
After 2 years through 3 years	7,830	2.85	7,740	2.94
After 3 years through 4 years	2,905	1.79	1,963	2.50
After 4 years through 5 years	3,178	1.69	2,420	1.49
After 5 years	6,533	2.04	7,384	1.99
Total par value	50,516	1.22%	52,769	1.17%
Unamortized premiums	70		78
Unamortized discounts	(15)		(16)
Valuation adjustments for hedging activities	341		491
Fair value option valuation adjustments	(41)		(115)
Total	$50,871		$53,207

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $14,730 at September 30, 2014, and $13,042 at December 31, 2013. When a callable bond for which the Bank is the primary

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $10,518 at September 30, 2014, and $9,997 at December 31, 2013. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2014	December 31, 2013
Par value of consolidated obligation bonds:
Non-callable	$35,786	$39,727
Callable	14,730	13,042
Total par value	$50,516	$52,769

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2014, and December 31, 2013, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Within 1 year	$35,672	$36,093
After 1 year through 2 years	6,929	6,046
After 2 years through 3 years	5,614	7,550
After 3 years through 4 years	1,260	1,478
After 4 years through 5 years	470	830
After 5 years	571	772
Total par value	$50,516	$52,769

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$24,434	0.07%	$24,199	0.10%
Unamortized discounts	(3)		(5)
Total	$24,431		$24,194

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2014, and December 31, 2013, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2013 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014	December 31, 2013
Par value of consolidated obligations:
Bonds:
Fixed rate	$40,729	$38,489
Adjustable rate	5,590	11,218
Step-up	3,345	2,460
Step-down	450	340
Fixed rate that converts to adjustable rate	402	262
Total bonds, par value	50,516	52,769
Discount notes, par value	24,434	24,199
Total consolidated obligations, par value	$74,950	$76,968

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2014, or December 31, 2013. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended September 30, 2014 and 2013:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2013	$(313)	$(30)	$(11)	$(354)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	—	(1)		(1)
Non-credit-related OTTI loss transferred	(1)	1		—
Net change in fair value	82			82
Accretion of non-credit-related OTTI loss	—	1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(1)	—		(1)
Net current period other comprehensive income/(loss)	80	1	(2)	79
Balance, September 30, 2013	$(233)	$(29)	$(13)	$(275)

Balance, June 30, 2014	$47	$(24)	$(7)	$16
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Net change in fair value	77	—		77
Accretion of non-credit-related OTTI loss	—	2		2
Net current period other comprehensive income/(loss)	77	2	1	80
Balance, September 30, 2014	$124	$(22)	$(6)	$96

The following table summarizes the changes in AOCI for the nine months ended September 30, 2014 and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2012	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(1)	(1)
Non-credit-related OTTI loss	—	(4)		(4)
Non-credit-related OTTI loss transferred	(4)	4		—
Net change in fair value	522			522
Accretion of non-credit-related OTTI loss	—	5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(3)	—		(3)
Net current period other comprehensive income/(loss)	515	5	(1)	519
Balance, September 30, 2013	$(233)	$(29)	$(13)	$(275)

Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Net change in fair value	237			237
Accretion of non-credit-related OTTI loss	—	5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(2)	—		(2)
Net current period other comprehensive income/(loss)	235	5	1	241
Balance, September 30, 2014	$124	$(22)	$(6)	$96

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

As of September 30, 2014, and December 31, 2013, the Bank was in compliance with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Risk-based capital	$3,425	$6,762	$3,912	$7,925
Total regulatory capital	$3,312	$6,762	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.17%	4.00%	9.24%
Leverage capital	$4,139	$10,143	$4,289	$11,888
Leverage ratio	5.00%	12.25%	5.00%	13.86%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $1,076 outstanding to 34 institutions at September 30, 2014, and $2,071 outstanding to 44 institutions at December 31, 2013. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at the beginning of the period	$1,176	$3,464	$2,071	$4,343
Reclassified from capital during the period	1	2	3	3
Redemption of mandatorily redeemable capital stock	(3)	(436)	(18)	(437)
Repurchase of excess mandatorily redeemable capital stock	(98)	(442)	(980)	(1,321)
Balance at the end of the period	$1,076	$2,588	$1,076	$2,588

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $26 and $99 for the three and nine months ended September 30, 2014, respectively, and in the amount of $47 and $109 for the three and nine months ended September 30, 2013, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2014, and December 31, 2013.

Contractual Redemption Period	September 30, 2014	December 31, 2013
Within 1 year	$290	$571
After 1 year through 2 years	702	111
After 2 years through 3 years	2	1,289
After 3 years through 4 years	9	20
After 4 years through 5 years	3	3
Past contractual redemption date because of remaining activity(1)	70	77
Total	$1,076	$2,071

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 163% as of September 30, 2014.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014				September 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$49	$1,800	$206	$2,055	$92	$1,800	$164	$2,056
Transfers to/(from) restricted retained earnings	3	—	15	18	(10)	—	10	—
Balance at the end of the period	$52	$1,800	$221	$2,073	$82	$1,800	$174	$2,056

	Nine Months Ended
	September 30, 2014				September 30, 2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(36)	—	32	(4)	9	—	46	55
Balance at the end of the period	$52	$1,800	$221	$2,073	$82	$1,800	$174	$2,056

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2014, the Bank’s excess capital stock totaled $1,449, or 1.75% of total assets.

In the third quarter of 2014, the Bank paid dividends at an annualized rate of 7.35%, totaling $87, including $61 in dividends on capital stock and $26 in dividends on mandatorily redeemable capital stock. In the third quarter of 2013, the Bank paid dividends at an annualized rate of 5.14%, totaling $96, including $49 in dividends on capital stock and $47 in dividends on mandatorily redeemable capital stock.

In the first nine months of 2014, the Bank paid dividends at an annualized rate of 6.91%, totaling $277, including $178 in dividends on capital stock and $99 in dividends on mandatorily redeemable capital stock. In the first nine months of 2013, the Bank paid dividends at an annualized rate of 3.52%, totaling $218, including $109 in dividends on capital stock and $109 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 29, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2014 at an annualized rate of 7.40%, totaling $83, including $62 in dividends on capital stock and $21 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 17, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2014.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750, $750, and $250 in excess capital stock in the first, second, and third quarters of 2014, respectively. The Bank repurchased $750 in excess capital stock in the first, second, and third quarters of 2013.

During the third quarter of 2014, the five-year redemption period for $3 in mandatorily redeemable capital stock expired, and the Bank redeemed the capital stock at its $100 par value on the relevant scheduled redemption date.

On October 29, 2014, the Bank announced that it plans to repurchase $250 in excess capital stock on November 18, 2014. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

Excess capital stock totaled $1,449 as of September 30, 2014, and $2,446 as of December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2014, or December 31, 2013.

	September 30, 2014		December 31, 2013
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$648	15%	$1,279	23%
Banamex USA	2	—	1	—
Subtotal Citigroup Inc.	650	15	1,280	23
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	301	7	594	11
JPMorgan Chase Bank, National Association(1)	70	1	77	1
Subtotal JPMorgan Chase & Co.	371	8	671	12
Subtotal	1,021	23	1,951	35
Others	3,365	77	3,580	65
Total	$4,386	100%	$5,531	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2014	$46	$99	$145	$(3)	$(12)	$26	$134	$(12)	$34	$88
September 30, 2013	41	113	154	(11)	4	47	114	(22)	32	60
Nine months ended:
September 30, 2014	129	314	443	(9)	(53)	99	406	(114)	103	189
September 30, 2013	129	335	464	(44)	44	109	355	10	93	272

(1)
Does not include credit-related OTTI losses of $1 and $3 for the three months ended September 30, 2014 and 2013, respectively. Does not include credit-related OTTI losses of $3 and $6 for the nine months ended September 30, 2014 and 2013, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2014, and December 31, 2013.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2014	$61,495	$21,294	$82,789
December 31, 2013	62,297	23,477	85,774

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

The notional principal of the interest rate exchange agreements resulting from intermediation was $530 at September 30, 2014, and $330 at December 31, 2013.

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

Advances – The Bank offers a wide array of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed or variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge relationship receives fair value option accounting treatment.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2014, or the year ended December 31, 2013.

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

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank has analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

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

The Bank’s agreements for bilateral derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its agreements for bilateral derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2014, was $54, for which the Bank had posted collateral with a fair value of $33 in the normal course of business. If the Bank’s credit rating at September 30, 2014, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank’s

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

current rating), then the Bank would have been required to deliver up to a total of $10 of collateral (at fair value) to its derivative counterparties at September 30, 2014.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of September 30, 2014, and December 31, 2013. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2014			December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$33,682	$466	$99	$31,395	$572	$156
Total	33,682	466	99	31,395	572	156
Derivatives not designated as hedging instruments:
Interest rate swaps	33,090	97	131	49,715	146	242
Interest rate caps, floors, corridors, and/or collars	2,636	11	2	460	2	4
Total	35,726	108	133	50,175	148	246
Total derivatives before netting and collateral adjustments	$69,408	574	232	$81,570	720	402
Netting adjustments by counterparty		(177)	(177)		(313)	(313)
Cash collateral and related accrued interest		(328)	(28)		(291)	(42)
Total collateral and netting adjustments(1)		(505)	(205)		(604)	(355)
Total derivative assets and total derivative liabilities		$69	$27		$116	$47

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(1)	$(1)	$(6)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(1)	(1)	(6)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	18	(6)	38	(28)
Interest rate caps, floors, corridors and/or collars	(5)	1	(13)	2
Net cash flow settlements	(12)	4	(53)	44
Total net gain/(loss) related to derivatives not designated as hedging instruments	1	(1)	(28)	18
Net gain/(loss) on derivatives and hedging activities	$—	$(2)	$(34)	$16

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30, 2014				September 30, 2013
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$56	$(55)	$1	$(32)	$(16)	$16	$—	$(33)
Consolidated obligation bonds	(77)	75	(2)	65	(40)	39	(1)	86
Total	$(21)	$20	$(1)	$33	$(56)	$55	$(1)	$53

	Nine Months Ended
	September 30, 2014				September 30, 2013
Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$43	$(42)	$1	$(98)	$143	$(141)	$2	$(94)
Consolidated obligation bonds	(153)	146	(7)	197	(315)	311	(4)	299
Total	$(110)	$104	$(6)	$99	$(172)	$170	$(2)	$205

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$448	$212	$699	$395
Cleared derivatives	126	20	21	7
Total gross recognized amount	574	232	720	402
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(407)	(185)	(604)	(348)
Cleared derivatives	(98)	(20)	—	(7)
Total gross amount of netting adjustments and cash collateral	(505)	(205)	(604)	(355)
Total derivative assets and total derivative liabilities
Bilateral derivatives	41	27	95	47
Cleared derivatives	28	—	21	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	69	27	116	47
Non-cash collateral received or pledged not offset
Can be sold or repledged - Bilateral derivatives	38	—	89	—
Net unsecured amount
Bilateral derivatives	3	27	6	47
Cleared derivatives	28	—	21	—
Total net unsecured amount	$31	$27	$27	$47

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2014, and December 31, 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2014, and December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$8,002	$8,002	$8,002	$—	$—	$—
Securities purchased under agreements to resell	500	500	—	500	—	—
Federal funds sold	6,948	6,948	—	6,948	—	—
Trading securities	3,625	3,625	—	3,625	—	—
AFS securities	6,624	6,624	—	—	6,624	—
HTM securities	15,467	15,519	—	13,268	2,251	—
Advances	40,615	40,706	—	40,706	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	754	815	—	815	—	—
Accrued interest receivable	71	71	—	71	—	—
Derivative assets, net(1)	69	69	—	574	—	(505)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	202	202	—	202	—	—
Consolidated obligations:
Bonds	50,871	50,804	—	50,804	—	—
Discount notes	24,431	24,432	—	24,432	—	—
Total consolidated obligations	75,302	75,236	—	75,236	—	—
Mandatorily redeemable capital stock	1,076	1,076	1,076	—	—	—
Accrued interest payable	138	138	—	138	—	—
Derivative liabilities, net(1)	27	27	—	232	—	(205)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,906	$4,906	$4,906	$—	$—	$—
Federal funds sold	7,498	7,498	—	7,498	—	—
Trading securities	3,208	3,208	—	3,208	—	—
AFS securities	7,047	7,047	—	—	7,047	—
HTM securities	17,507	17,352	—	14,802	2,550	—
Advances	44,395	44,457	—	44,457	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	905	956	—	956	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	116	116	—	720	—	(604)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	193	193	—	193	—	—
Consolidated obligations:
Bonds	53,207	52,940	—	52,940	—	—
Discount notes	24,194	24,195	—	24,195	—	—
Total consolidated obligations	77,401	77,135	—	77,135	—	—
Mandatorily redeemable capital stock	2,071	2,071	2,071	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	47	47	—	402	—	(355)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	(1)	—	(1)	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2014:

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

As of September 30, 2014, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of September 30, 2014, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

Mortgage Loans Held for Portfolio – The estimated fair value for seasoned mortgage loans represents modeled prices based on observable market prices for seasoned agency mortgage-backed passthrough securities adjusted for differences in coupon, average loan rate, credit, and cash flow remittance between the Bank’s mortgage loans and the referenced instruments, while the estimated fair value for newly originated mortgage loans represents modeled prices based on MPF commitment rates. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2014, and December 31, 2013, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,613	$—	$—	$3,613
MBS:
Other U.S. obligations – Ginnie Mae	—	12	—	—	12
Total trading securities	—	3,625	—	—	3,625
AFS securities:
PLRMBS	—	—	6,624	—	6,624
Total AFS securities	—	—	6,624	—	6,624
Advances(2)	—	5,149	—	—	5,149
Derivative assets, net: interest rate-related	—	574	—	(505)	69
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,348	$6,624	$(505)	$15,478
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$7,145	$—	$—	$7,145
Derivative liabilities, net: interest rate-related	—	232	—	(205)	27
Total recurring fair value measurements – Liabilities	$—	$7,377	$—	$(205)	$7,172
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

December 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,208	—	—	3,208
AFS securities:
PLRMBS	—	—	7,047	—	7,047
Total AFS securities	—	—	7,047	—	7,047
Advances(2)	—	7,069	—	—	7,069
Derivative assets, net: interest rate-related	—	720	—	(604)	116
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$10,997	$7,047	$(604)	$17,450
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$10,115	$—	$—	$10,115
Derivative liabilities, net: interest rate-related	—	402	—	(355)	47
Total recurring fair value measurements – Liabilities	$—	$10,517	$—	$(355)	$10,162
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)
Includes $5,149 and $7,069 of advances recorded under the fair value option at September 30, 2014, and December 31, 2013, respectively. There were no advances recorded at fair value at September 30, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(3)
Includes $7,145 and $10,115 of consolidated obligation bonds recorded under the fair value option at September 30, 2014, and December 31, 2013, respectively. There were no consolidated obligation bonds recorded at fair value at September 30, 2014, or December 31, 2013, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013
Balance, beginning of the period	$6,776	$7,404
Total gain/(loss) realized and unrealized included in:
Interest income	17	7
Net OTTI loss, credit-related	(1)	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	77	82
Reclassification of non-credit-related OTTI included in net income/(loss)	—	(1)
Settlements	(245)	(344)
Transfers of HTM securities to AFS securities	—	36
Balance, end of the period	$6,624	$7,181
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$15	$4

	Nine Months Ended
	September 30, 2014	September 30, 2013
Balance, beginning of the period	$7,047	$7,604
Total gain/(loss) realized and unrealized included in:
Interest income	47	10
Net OTTI loss, credit-related	(3)	(6)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	237	522
Reclassification of non-credit-related OTTI included in net income/(loss)	(2)	(3)
Settlements	(702)	(1,002)
Transfers of HTM securities to AFS securities	—	56
Balance, end of the period	$6,624	$7,181
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$44	$4

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,341	$7,080	$7,436	$24,286
New transactions elected for fair value option	235	641	103	540
Maturities and terminations	(1,399)	(568)	(615)	(8,860)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(25)	(12)	(9)	8
Change in accrued interest	(3)	4	(1)	(2)
Balance, end of the period	$5,149	$7,145	$6,914	$15,972

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,069	$10,115	$7,390	$27,884
New transactions elected for fair value option	583	2,819	470	2,600
Maturities and terminations	(2,486)	(5,863)	(804)	(14,375)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(13)	69	(141)	(135)
Change in accrued interest	(4)	5	(1)	(2)
Balance, end of the period	$5,149	$7,145	$6,914	$15,972

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and nine months ended September 30, 2014 and 2013.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2014, and December 31, 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At September 30, 2014			At December 31, 2013
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,063	$5,149	$86	$6,956	$7,069	$113
Consolidated obligation bonds	7,186	7,145	(41)	10,230	10,115	(115)

(1)	At September 30, 2014, and December 31, 2013, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $816,950 at September 30, 2014, and $766,837 at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $74,950 at September 30, 2014, and $76,968 at December 31, 2013. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

Off-balance sheet commitments as of September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014			December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,496	$2,580	$5,076	$1,031	$2,572	$3,603
Commitments to fund advances(1)	114	11	125	4	4	8
Commitments to issue consolidated obligation discount notes, par	350	—	350	—	—	—
Commitments to issue consolidated obligation bonds, par(2)	373	—	373	1,640	—	1,640

(1)
At September 30, 2014, $102 of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At September 30, 2014, and December 31, 2013, $373 and $1,640, respectively, of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 15 days to 10 years, including a final expiration in 2024. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $12 at September 30, 2014, and $12 at December 31, 2013. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2014, and December 31, 2013.

Commitments to fund advances totaled $125 at September 30, 2014, and $8 at December 31, 2013. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2014, and December 31, 2013.

The Bank executes over-the-counter bilateral interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all bilateral swap counterparties and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of September 30, 2014, the Bank had pledged total collateral of $380, including securities with a carrying value of $2, all of which may be sold or repledged, and cash collateral of $378 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2013, the Bank had pledged cash collateral of $149 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2014	December 31, 2013
Assets:
Investments(1)	$605	$1,176
Advances	4,868	11,268
Mortgage loans held for portfolio	35	760
Accrued interest receivable	7	25
Other assets	19	37
Derivative assets, net	—	257
Total Assets	$5,534	$13,523
Liabilities:
Deposits	$3	$260
Mandatorily redeemable capital stock	648	1,356
Derivative liabilities, net	18	37
Total Liabilities	$669	$1,653
Notional amount of derivatives	$2,878	$12,256
Standby letters of credit	21	205

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income:
Investments(1)	$2	$7	$20	$23
Advances(2)	8	32	47	107
Mortgage loans held for portfolio	1	10	10	34
Total Interest Income	$11	$49	$77	$164
Interest Expense:
Mandatorily redeemable capital stock	$16	$42	$62	$97
Consolidated obligations(2)	(2)	(40)	(40)	(128)
Total Interest Expense	$14	$2	$22	$(31)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$20	$(35)	$(285)	$(91)
Total Other Income/(Loss)	$20	$(35)	$(285)	$(91)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to September 30, 2014, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

Quarterly Overview

Net income for the third quarter of 2014 was $76 million, compared with net income of $49 million for the third quarter of 2013. The $27 million increase in net income primarily reflected higher net interest income combined with a lower fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by higher expense on derivative instruments used in economic hedges.

Other income/(loss) for the third quarter of 2014 was a loss of $12 million, compared with loss of $22 million for the third quarter of 2013. This change primarily reflected a $2 million fair value loss associated with derivatives, hedged items, and financial instruments carried at fair value compared with a $25 million fair value loss for the third quarter of 2013, which was chiefly due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. As of September 30, 2014, the Bank's restricted retained earnings included a cumulative net gain of $52 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The change in other income/(loss) also reflected expense on derivative instruments used in economic hedges of $12 million (compared with income of $4 million for the third quarter of 2013). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

Net interest income for the third quarter of 2014 was $133 million, up from $114 million for the third quarter of 2013. The increase was primarily due to a decline in mandatorily redeemable capital stock balances, which resulted in a decrease in the amount of dividends paid on that stock (which are classified as interest expense). The increase also reflected the accretion of yield adjustments on certain other-than-temporarily impaired private-label residential mortgage-backed securities (PLRMBS) resulting from improvement in expected cash flows. The increase was partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment. Dividends on mandatorily redeemable capital stock totaled $26 million, a decrease of $21 million, or 45%, compared with the third quarter of 2013.

During the first nine months of 2014, total assets decreased $3.0 billion, or 3%, to $82.8 billion at September 30, 2014, from $85.8 billion at December 31, 2013. Advances decreased $3.8 billion, or 9%, to $40.6 billion at September 30, 2014, from $44.4 billion at December 31, 2013. In total, 70 members increased their use of advances during the first nine months of 2014, while 66 institutions reduced their advances borrowings.

Accumulated other comprehensive income/(loss) increased by $241 million during the first nine months of 2014, to income of $96 million at September 30, 2014, from a loss of $145 million at December 31, 2013, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

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

On October 29, 2014, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2014 at an annualized rate of 7.40%. The dividend will total $83 million, including $21 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2014. The Bank recorded the dividend on October 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 17, 2014.

As of September 30, 2014, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.2%, exceeding the 4.0% requirement. The Bank had $6.8 billion in permanent capital, exceeding its risk-based capital requirement of $3.4 billion. Total retained earnings were $2.4 billion as of September 30, 2014.

As of September 30, 2014, the Bank’s excess capital stock totaled $1.4 billion. The Bank plans to repurchase $250 million in excess capital stock on November 18, 2014. This repurchase, combined with the estimated redemption of up to $278 million in mandatorily redeemable capital stock during the fourth quarter of 2014, will reduce the Bank’s excess capital stock by up to $528 million.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Selected Balance Sheet Items at Quarter End
Total Assets	$82,789	$87,226	$86,185	$85,774	$87,661
Advances	40,615	46,595	45,552	44,395	44,213
Mortgage Loans Held for Portfolio, Net	754	805	852	905	967
Investments(1)	33,164	34,085	34,918	35,260	38,072
Consolidated Obligations:(2)
Bonds	50,871	56,242	53,184	53,207	56,102
Discount Notes	24,431	23,492	24,863	24,194	21,821
Mandatorily Redeemable Capital Stock	1,076	1,176	1,644	2,071	2,588
Capital Stock —Class B —Putable	3,310	3,385	3,325	3,460	3,526
Unrestricted Retained Earnings	303	306	312	317	316
Restricted Retained Earnings	2,073	2,055	2,069	2,077	2,056
Accumulated Other Comprehensive Income/(Loss) (AOCI)	96	16	(64)	(145)	(275)
Total Capital	5,782	5,762	5,642	5,709	5,623
Selected Operating Results for the Quarter
Net Interest Income	$133	$138	$135	$127	$114
Provision for/(Reversal of) Credit Losses on Mortgage Loans	(1)	—	1	(1)	—
Other Income/(Loss)	(12)	(54)	(48)	(5)	(22)
Other Expense	34	37	32	35	32
Affordable Housing Program Assessment	12	8	9	14	11
Net Income/(Loss)	$76	$39	$45	$74	$49
Selected Other Data for the Quarter
Net Interest Margin(3)	0.62%	0.64%	0.64%	0.59%	0.53%
Operating Expenses as a Percent of Average Assets	0.14	0.16	0.14	0.15	0.13
Return on Average Assets	0.35	0.18	0.21	0.34	0.23
Return on Average Equity	5.25	2.80	3.11	5.20	3.48
Annualized Dividend Rate	7.35	6.80	6.67	5.65	5.14
Dividend Payout Ratio(4)	80.39	149.46	131.28	70.31	99.57
Average Equity to Average Assets Ratio	6.72	6.42	6.74	6.46	6.49
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.17	7.94	8.53	9.24	9.68
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2014	$816,950
June 30, 2014	799,979
March 31, 2014	753,941
December 31, 2013	766,837
September 30, 2013	720,725

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheet tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2014 and 2013, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2014 Compared to Third Quarter of 2013

Average Balance Sheets

	Three Months Ended
	September 30, 2014			September 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$359	$—	0.01%	$62	$—	0.04%
Securities purchased under agreements to resell	1,422	—	0.06	110	—	0.05
Federal funds sold	10,437	4	0.12	10,334	4	0.13
Trading securities:
Mortgage-backed securities (MBS)	12	—	1.62	14	—	1.64
Other investments	3,695	2	0.18	3,197	1	0.21
AFS securities:(1)
MBS (2)	6,596	67	4.02	7,510	69	3.66
Held-to-maturity (HTM) securities:(1)
MBS	14,092	88	2.49	14,941	96	2.55
Other investments	1,533	1	0.23	2,141	1	0.22
Mortgage loans held for portfolio	783	10	5.18	1,021	12	4.60
Advances(3)	45,643	75	0.66	46,852	84	0.71
Loans to other FHLBanks	2	—	0.06	24	—	0.06
Total interest-earning assets	84,574	247	1.16	86,206	267	1.23
Other assets(4)(5)	913	—	—	1,161	—	—
Total Assets	$85,487	$247	1.15%	$87,367	$267	1.21%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$55,229	$84	0.61%	$58,774	$102	0.69%
Discount notes	22,074	4	0.08	18,180	4	0.10
Mandatorily redeemable capital stock	1,125	26	9.09	3,197	47	5.87
Deposits and other borrowings	859	—	0.05	304	—	0.13
Total interest-bearing liabilities	79,287	114	0.57	80,455	153	0.76
Other liabilities(4)	454	—	—	1,242	—	—
Total Liabilities	79,741	114	0.57	81,697	153	0.75
Total Capital	5,746	—	—	5,670	—	—
Total Liabilities and Capital	$85,487	$114	0.53%	$87,367	$153	0.70%
Net Interest Income		$133			$114
Net Interest Spread(6)			0.59%			0.47%
Net Interest Margin(7)			0.62%			0.53%
Interest-earning Assets/Interest-bearing Liabilities	106.67%			107.15%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows totaling $16 and $8 for the third quarter of 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2014			September 30, 2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(32)	$(32)	$(2)	$(33)	$(35)
Consolidated obligation bonds	1	65	66	10	86	96

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2014 was $133 million, a 17% increase from $114 million in the third quarter of 2013. The following table details the changes in interest income and interest expense for the third quarter of 2014 compared to the third quarter of 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Trading securities: Other investments	$1	$1	$—
AFS securities:
MBS	(2)	(9)	7
HTM securities:
MBS	(8)	(6)	(2)
Mortgage loans held for portfolio	(2)	(3)	1
Advances(2)	(9)	(2)	(7)
Total interest-earning assets	(20)	(19)	(1)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(18)	(6)	(12)
Discount notes	—	1	(1)
Mandatorily redeemable capital stock	(21)	(39)	18
Total interest-bearing liabilities	(39)	(44)	5
Net interest income	$19	$25	$(6)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $1 million of advance prepayment fees in the third quarter of 2014 compared to a de minimis amount in the third quarter of 2013.

The net interest margin was 62 basis points for the third quarter of 2014, 9 basis points higher than the net interest margin for the third quarter of 2013, which was 53 basis points. The net interest spread was 59 basis points for the third quarter of 2014, 12 basis points higher than the net interest spread for the third quarter of 2013, which was 47 basis points. These increases were primarily due to a decline in mandatorily redeemable capital stock balances, which resulted in a decrease in the amount of dividends paid on that stock (which are classified as interest expense). The increase also reflected the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows. The increase was partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2014 and 2013.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2014	September 30, 2013
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(1)	$(2)
Total OTTI loss	(1)	(5)
Net amount of OTTI loss reclassified to/(from) AOCI	—	2
Net OTTI loss, credit-related	(1)	(3)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(13)	(17)
Net gain/(loss) on derivatives and hedging activities	—	(2)
Other	3	2
Total Other Income/(Loss)	$(12)	$(22)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(1) million and $(1) million for the three months ended September 30, 2014 and 2013, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2014	September 30, 2013
Advances	$(25)	$(9)
Consolidated obligation bonds	12	(8)
Total	$(13)	$(17)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

	Three Months Ended
(In millions)	September 30, 2014				September 30, 2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$29	$(23)	$6	$—	$6	$(28)	$(22)
Not elected for fair value option	1	2	(1)	2	—	3	(3)	—
Consolidated obligation bonds:
Elected for fair value option	—	(17)	17	—	—	9	16	25
Not elected for fair value option	(2)	(2)	8	4	(1)	(28)	26	(3)
Consolidated obligation discount notes:
Not elected for fair value option	—	6	(12)	(6)	—	5	(6)	(1)
MBS:
Not elected for fair value option	—	(5)	—	(5)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	(1)	(1)	—	—	(1)	(1)
Total	$(1)	$13	$(12)	$—	$(1)	$(5)	$4	$(2)

During the third quarter of 2014, net gains on derivatives and hedging activities totaled a de minimis amount compared to net losses of $2 million in the third quarter of 2013. These amounts included expense of $12 million and income of $4 million resulting from cash flow settlements on derivative instruments used in economic hedges in the third quarter of 2014 and 2013, respectively. Excluding the impact of income or expense from cash flow settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Average Balance Sheets

	Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$282	$—	0.01%	$32	$—	0.06%
Securities purchased under agreements to resell	1,226	—	0.05	1,072	1	0.12
Federal funds sold	9,926	9	0.12	10,318	12	0.15
Trading securities:
MBS	13	—	1.64	15	—	1.68
Other investments	3,413	5	0.18	3,314	5	0.22
Available-for-sale securities:(1)
MBS(2)	6,813	210	4.11	7,842	206	3.52
Held-to-maturity securities:(1)
MBS	14,636	275	2.51	14,654	289	2.64
Other investments	2,506	3	0.19	2,212	4	0.24
Mortgage loans held for portfolio	831	32	5.19	1,127	38	4.51
Advances(3)	45,876	234	0.68	46,341	262	0.76
Loans to other FHLBanks	4	—	0.07	10	—	0.07
Total interest-earning assets	85,526	768	1.20	86,937	817	1.26
Other assets(4)(5)	910	—	—	1,061	—	—
Total Assets	$86,436	$768	1.19%	$87,998	$817	1.24%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$54,076	$247	0.61%	$63,256	$342	0.72%
Discount notes	23,822	16	0.09	13,803	11	0.11
Mandatorily redeemable capital stock	1,513	99	8.73	3,729	109	3.92
Deposits and other borrowings	781	—	0.05	294	—	0.12
Total interest-bearing liabilities	80,192	362	0.60	81,082	462	0.76
Other liabilities(4)	516	—	—	1,121	—	—
Total Liabilities	80,708	362	0.60	82,203	462	0.75
Total Capital	5,728	—	—	5,795	—	—
Total Liabilities and Capital	$86,436	$362	0.56%	$87,998	$462	0.70%
Net Interest Income		$406			$355
Net Interest Spread(6)			0.60%			0.50%
Net Interest Margin(7)			0.63%			0.55%
Interest-earning Assets/Interest-bearing Liabilities	106.65%			107.22%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows totaling $49 and $13 for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2014			September 30, 2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(3)	$(98)	$(101)	$(6)	$(94)	$(100)
Consolidated obligation bonds	4	197	201	43	299	342

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2014 was $406 million, a 14% increase from $355 million in the first nine months of 2013. The following table details the changes in interest income and interest expense for the first nine months of 2014 compared to the first nine months of 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$—	$(1)
Federal funds sold	(3)	—	(3)
Available-for-sale securities:
MBS	4	(29)	33
Held-to-maturity securities:
MBS	(14)	—	(14)
Other investments	(1)	—	(1)
Mortgage loans held for portfolio	(6)	(11)	5
Advances(2)	(28)	(3)	(25)
Total interest-earning assets	(49)	(43)	(6)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(95)	(46)	(49)
Discount notes	5	7	(2)
Mandatorily redeemable capital stock	(10)	(91)	81
Total interest-bearing liabilities	(100)	(130)	30
Net interest income	$51	$87	$(36)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $5 million in the first nine months of 2014 compared to $2 million in the first nine months of 2013.

The net interest margin was 63 basis points for the first nine months of 2014, 8 basis points higher than the net interest margin for the first nine months of 2013, which was 55 basis points. The net interest spread was 60 basis points for the first nine months of 2014, 10 basis points higher than the net interest spread for the first nine months of 2013, which was 50 basis points. These increases were primarily due to improved spreads on interest earnings assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows, lower dividends on mandatorily redeemable capital stock (which are classified as interest expense), partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2014 and 2013.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(1)	$1
Total OTTI loss	(5)	(13)
Net amount of OTTI loss reclassified to/(from) AOCI	2	7
Net OTTI loss, credit-related	(3)	(6)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(82)	(6)
Net gain/(loss) on derivatives and hedging activities	(34)	16
Other	6	5
Total Other Income/(Loss)	$(114)	$10

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(1) million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013
Advances	$(13)	$(141)
Consolidated obligation bonds	(69)	135
Total	$(82)	$(6)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

(In millions)	September 30, 2014				September 30, 2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$29	$(77)	$(48)	$—	$122	$(85)	$37
Not elected for fair value option	1	7	(7)	1	2	14	(12)	4
Consolidated obligation bonds:
Elected for fair value option	—	25	43	68	—	(87)	50	(37)
Not elected for fair value option	(7)	(19)	17	(9)	(4)	(101)	107	2
Consolidated obligation discount notes:
Not elected for fair value option	—	(4)	(28)	(32)	—	25	(15)	10
MBS investments:
Not elected for fair value option	—	(14)	—	(14)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	1	(1)	—	—	1	(1)	—
Total	$(6)	$25	$(53)	$(34)	$(2)	$(26)	$44	$16

During the first nine months of 2014, net losses on derivatives and hedging activities totaled $34 million compared to net gains of $16 million in the first nine months of 2013. These amounts included expense of $53 million and income of $44 million resulting from cash flow settlements on derivative instruments used in economic hedges in the first nine months of 2014 and 2013, respectively. Excluding the impact of income or expense from cash flow settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Return on Average Equity

Return on average equity (ROE) was 5.25% (annualized) for the third quarter of 2014, compared to 3.48% (annualized) for the third quarter of 2013, and 3.73% (annualized) for the first nine months of 2014, compared to 5.41% (annualized) for the first nine months of 2013. The changes in ROE reflected the increase or decrease in net income for the applicable periods in 2014.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2014, advances maturing within five years totaled $38.7 billion, significantly in excess of the $202 million of member deposits on that date. At December 31, 2013, advances maturing within five years totaled $42.2 billion, also significantly in excess of the $193 million of member deposits on that date. In addition, as of September 30, 2014, and December 31, 2013, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2013 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 163% as of September 30, 2014. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2013 Form 10-K.

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

Retained earnings related to valuation adjustments totaled $52 million and $88 million at September 30, 2014, and December 31, 2013, respectively.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of September 30, 2014, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank’s earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

On August 5, 2011, the Federal Housing Finance Agency (Finance Agency) certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

Retained earnings related to the Joint Capital Enhancement Agreement totaled $221 million and $189 million at September 30, 2014, and December 31, 2013, respectively.

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 1. Financial Statements – Note 13 – Capital” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Capital” in the Bank’s 2013 Form 10-K.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of September 30, 2014, the Bank’s excess capital stock totaled $1.4 billion, or 1.7% of total assets.

In the third quarter of 2014, the Bank paid dividends at an annualized rate of 7.35%, totaling $87 million, including $61 million in dividends on capital stock and $26 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2013, the Bank paid dividends at an annualized rate of 5.14%, totaling $96 million, including $49 million in dividends on capital stock and $47 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2014, the Bank paid dividends at an annualized rate of 6.91%, totaling $277 million, including $178 million in dividends on capital stock and $99 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2013, the Bank paid dividends at an annualized rate of 3.52%, totaling $218 million, including $109 million in dividends on capital stock and $109 million in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 29, 2014, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2014 at an annualized rate of 7.40% totaling $83 million, including $62 million in dividends on capital stock and $21 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2014, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about November 17, 2014. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2014.

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

Financial Condition

Total assets were $82.8 billion at September 30, 2014, compared to $85.8 billion at December 31, 2013. Advances decreased by $3.8 billion, or 9%, to $40.6 billion at September 30, 2014, from $44.4 billion at December 31, 2013. Average total assets were $85.5 billion for the third quarter of 2014, a 2% decrease compared to $87.4 billion for the third quarter of 2013. Average total assets were $86.4 billion for the first nine months of 2014, a 2% decrease compared to $88.0 billion for the first nine months of 2013. Average advances were $45.6 billion for the third quarter of 2014, a 3% decrease from $46.9 billion for the third quarter of 2013. Average advances were $45.9 billion for the first nine months of 2014, a 1% decrease from $46.3 billion for the first nine months of 2013.

Advances outstanding at September 30, 2014, included unrealized gains of $135 million, of which $49 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $86 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2013, included unrealized gains of $208 million, of which $95 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $113 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2013, to September 30, 2014, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $77.0 billion at September 30, 2014, a decrease of $3.1 billion from $80.1 billion at December 31, 2013, reflecting a decrease in consolidated obligations outstanding from $77.4 billion at December 31, 2013, to $75.3 billion at September 30, 2014, and the decrease in mandatory redeemable capital stock from $2.1 billion at December 31, 2013, to $1.1 billion at September 30, 2014. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s redemption and repurchase of excess capital stock during the first nine months of 2014. Average total liabilities were $79.7 billion for the third quarter of 2014, a 2% decrease compared to $81.7 billion for the third quarter of 2013. Average total liabilities were $80.7 billion for the first nine months of 2014, a 2% decrease compared to $82.2 billion for the first nine months of 2013. These decreases in average liabilities reflected a decrease in average mandatorily redeemable capital stock, partially offset by an increase in average consolidated obligations.

Consolidated obligations outstanding at September 30, 2014, included unrealized losses of $341 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $41 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2013, included unrealized losses of $491 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $115 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2013, to September 30, 2014, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks was $817.0 billion at September 30, 2014, and $766.8 billion at December 31, 2013.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of September 30, 2014, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Assets associated with this segment decreased $0.8 billion, or 1%, to $61.5 billion (74% of total assets) at September 30, 2014, from $62.3 billion (73% of total assets) at December 31, 2013.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flow settlements from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $46 million in the third quarter of 2014, an increase of $5 million, or 12%, compared with $41 million in the third quarter of 2013. The increase was primarily due to improved spreads on advances-related assets, partially offset by a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment. In the first nine months of 2014 and 2013, adjusted net interest income for this segment was $129 million.

Adjusted net interest income for this segment represented 32% and 27% of total adjusted net interest income for the third quarter of 2014 and 2013 respectively, and 29% and 28% of total adjusted net interest income for the first nine months of 2014 and 2013, respectively.

Members and nonmember borrowers prepaid $911 million of advances in the third quarter of 2014 compared to $56 million in the third quarter of 2013. Interest income was increased by net prepayment fees of $1 million in the third quarter of 2014 and by a de minimis amount in the third quarter of 2013. Members and nonmember borrowers prepaid $1.6 billion of advances in the first nine months of 2014 compared to $255 million in the first nine months of 2013. Interest income was increased by net prepayment fees of $5 million in the first nine months of 2014 and $2 million in the first nine months of 2013.

Advances – The par value of advances outstanding decreased by $3.7 billion, or 8%, to $40.5 billion at September 30, 2014, from $44.2 billion at December 31, 2013. Average advances outstanding were $45.6 billion in the third quarter of 2014, a 3% decrease from $46.9 billion in the third quarter of 2013. Average advances outstanding were $45.9 billion in the first nine months of 2014, a 1% decrease from $46.3 billion in the first nine months of 2013.

The decrease in advances outstanding was primarily attributable to a $4.6 billion net decrease in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers declined to $23.7 billion at September 30, 2014, from $28.3 billion at December 31, 2013. The decrease was offset by a $0.9 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) In total, 70 members increased their use of advances during the first nine months of 2014, while 66 borrowers decreased their advances borrowings.

The $3.7 billion decrease in advances outstanding primarily reflected a $5.0 billion decrease in fixed rate advances, partially offset by a $0.7 billion increase in adjustable rate advances and a $0.6 billion increase in variable rate advances.

The components of the advances portfolio at September 30, 2014, and December 31, 2013, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2014		December 31, 2013
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$7,123	18%	$6,378	15%
Adjustable – LIBOR, with caps and/or floors and PPS(1)	100	—	124	—
Subtotal adjustable rate advances	7,223	18	6,502	15
Fixed	24,297	60	27,365	62
Fixed – amortizing	251	1	276	1
Fixed – with PPS(1)	4,059	10	6,193	14
Fixed – with caps and PPS(1)	350	1	200	—
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	329	1	231	1
Fixed – putable at Bank’s option	65	—	97	—
Fixed – putable at Bank’s option with PPS(1)	75	—	85	—
Subtotal fixed rate advances	29,430	73	34,451	78
Daily variable rate	3,827	9	3,234	7
Total par value	$40,480	100%	$44,187	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.7 billion and $12.8 billion as of September 30, 2014, and December 31, 2013 respectively. Although the total size of the non-MBS investment portfolio was about the same, the composition changed slightly. As of September 30, 2014, there were higher balances of short-term securities purchased under agreements to resell and agency debentures, which were offset by lower balances of Federal funds sold and certificates of deposits.

Cash and Due from Banks – Cash and due from banks was $8.0 billion at September 30, 2014, a $3.1 billion increase from December 31, 2013. Cash and due from banks is largely comprised of cash held at the Federal Reserve Bank of San Francisco and increased because many of the Bank’s Federal funds and repurchase agreement counterparties had low demand for funds on September 30, 2014.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $55.7 billion at September 30, 2014, from $56.6 billion at December 31, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $60.9 billion, of which $20.0 billion were hedging advances, $38.0 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties, and $0.2 billion were economically offsetting derivatives. At December 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.8 billion, of which $21.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of September 30, 2014, rates on 3-month U.S. Treasury bills and 3-month LIBOR declined while rates on 2-year and 5-year U.S. Treasury notes increased compared with December 31, 2013.

Selected Market Interest Rates

Market Instrument	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.02	0.06	0.01	0.04
3-month LIBOR	0.24	0.25	0.25	0.31
2-year Treasury note	0.57	0.38	0.32	0.25
5-year Treasury note	1.76	1.74	1.38	0.72

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to 3-month LIBOR, or comparable term LIBOR if the discount term was less than 3 months, in the first nine months of 2014 and 2013. Lower 3-month LIBOR rates during the first nine months of 2014 compared to the same period in 2013 contributed to higher borrowing costs relative to LIBOR for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2014	September 30, 2013
Consolidated obligation bonds	–12.5	–15.7
Consolidated obligation discount notes (one month and greater)	–15.1	–19.4

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

At September 30, 2014, assets associated with this segment were $21.3 billion (26% of total assets), a decrease of $2.2 billion from $23.5 billion at December 31, 2013 (27% of total assets).

Adjusted net interest income for this segment was $99 million in the third quarter of 2014, a decrease of $14 million, or 12%, from $113 million in the third quarter of 2013. In the first nine months of 2014, adjusted net interest income for this segment was $314 million, a decrease of $21 million, or 6%, from $335 million in the first nine months of 2013. These decreases were primarily due to lower average unpaid principal balances of MBS and mortgage loans, partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 68% and 73% of total adjusted net interest income for the third quarter of 2014 and 2013 respectively, and 71% and 72% of total adjusted net interest income for the first nine months of 2014 and 2013, respectively.

MBS Investments – The Bank’s MBS portfolio was $20.5 billion at September 30, 2014, compared with $22.5 billion at December 31, 2013. During the first nine months of 2014, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $2.5 billion, partially offset by purchases of $0.2 billion of agency residential MBS and a $0.2 billion improvement in the fair value of PLRMBS classified as AFS. In the third quarter of 2014, average MBS investments were $20.7 billion, a decrease of $1.8 billion from $22.5 billion in the third quarter of 2013. Average MBS investments were $21.5 billion in the first nine months of 2014, a decrease of $1.0 billion from $22.5 billion in the first nine months of 2013. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank purchases conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF

Government products. In addition, the Bank facilitates the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.) The Bank has approved three participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Mortgage loan balances declined to $0.8 billion at September 30, 2014, from $0.9 billion at December 31, 2013, a decline of $0.1 billion. Average mortgage loans were $0.8 billion in the third quarter of 2014, a decrease of $0.2 billion from $1.0 billion in the third quarter of 2013. Average mortgage loans were $0.8 billion in the first nine months of 2014, a decrease of $0.3 billion from $1.1 billion in the first nine months of 2013.

At September 30, 2014, and December 31, 2013, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2013 Form 10-K. Mortgage loan balances at September 30, 2014, and December 31, 2013, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2014	December 31, 2013
MPF Plus	$696	$835
Original MPF	64	78
Subtotal	760	913
Unamortized premiums	8	10
Unamortized discounts	(12)	(16)
Mortgage loans held for portfolio	756	907
Less: Allowance for credit losses	(2)	(2)
Mortgage loans held for portfolio, net	$754	$905

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.2 billion to $21.3 billion at September 30, 2014, from $23.5 billion at December 31, 2013, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.5 billion at September 30, 2014, of which $6.4 billion were hedged or were associated with consolidated obligations funding the mortgage portfolio and $2.1 billion were associated with MBS. The notional amount of interest rate agreements associated with the mortgage-related business, all of which hedged or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.8 billion at December 31, 2013.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2014, and December 31, 2013.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2014	December 31, 2013
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,817	$12,448
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	200	—
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,938	1,926
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,909	6,826
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	156	130
Subtotal Economic Hedges(1)			8,203	8,882
Total			20,020	21,330
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	19,201	17,877
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	3,215	1,163
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,425	1,350
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,175	5,823
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	3,545
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	255	860
Subtotal Economic Hedges(1)			7,470	12,741
Total			26,671	30,618

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2014	December 31, 2013
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	2,664	1,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,945	5,830
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	4,909	3,097
Subtotal Economic Hedges(1)			7,854	8,927
Total			10,518	9,997
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,650	1,025
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	5,191	15,048
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	315	280
Total			7,156	16,353
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	2,363	2,942
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	—
Total			4,513	2,942
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	200	—
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	330	330
Total			530	330
Total Notional Amount			$69,408	$81,570

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2014, the total notional amount of interest rate exchange agreements outstanding was $69.4 billion, compared with $81.6 billion at December 31, 2013. The $12.2 billion decrease in the notional amount of derivatives during the first nine months of 2014 was primarily due to a $9.2 billion decrease in interest rate exchange agreements hedging discount notes, a $1.3 billion decrease in interest rate exchange agreements hedging advances, a $3.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, partially offset by a $1.6 billion increase in interest rate exchange agreements hedging MBS investments. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2014, and December 31, 2013.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,817	$(42)	$42	$—	$—
Non-callable bonds	19,201	342	(344)	—	(2)
Callable bonds	2,664	5	13	—	18
Subtotal	33,682	305	(289)	—	16
Not qualifying for hedge accounting (economic hedges):
Advances	8,203	(58)	—	73	15
Non-callable bonds	7,470	48	—	(15)	33
Callable bonds	7,854	(43)	—	71	28
Discount notes	7,156	9	—	—	9
FFCB bonds	2,363	—	—	—	—
MBS	2,150	10	—	—	10
Intermediated	530	—	—	—	—
Subtotal	35,726	(34)	—	129	95
Total excluding accrued interest	69,408	271	(289)	129	111
Accrued interest	—	71	(75)	(2)	(6)
Total	$69,408	$342	$(364)	$127	$105

December 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$12,448	$(87)	$87	$—	$—
Non-callable bonds	17,877	490	(491)	—	(1)
Callable bonds	1,070	(8)	13	—	5
Subtotal	31,395	395	(391)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	8,882	(107)	—	96	(11)
Non-callable bonds	12,741	73	—	(17)	56
Callable bonds	8,927	(74)	—	142	68
Discount notes	16,353	13	—	—	13
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	50,175	(96)	—	221	125
Total excluding accrued interest	81,570	299	(391)	221	129
Accrued interest	—	19	(33)	7	(7)
Total	$81,570	$318	$(424)	$228	$122

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2014, or December 31, 2013.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2014			December 31, 2013
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Morgan Stanley Capital Services	BBB	$7,477	11%	BBB	$8,362	10%
JPMorgan Chase Bank, National Association	A	7,252	10	A	7,852	10
BNP Paribas	A	4,550	7	A	7,808	10
Subtotal		19,279	28		24,022	30
Others	At least BBB	19,602	28	At least A	26,466	32
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	19,724	28	A	20,414	25
Deutsche Bank Securities Inc.	A	10,803	16	A	10,668	13
Subtotal		30,527	44		31,082	38
Total		$69,408	100%		$81,570	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first nine months of 2014 and 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages the structural liquidity risks of the advances business segment, which the Bank defines as maturity mismatches greater than 90 days for sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following September 30, 2014, and December 31, 2013. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2014		As of December 31, 2013
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$2	$2	$—	$—
Demand deposits	879	879	590	590
Maturing member term deposits	—	—	—	1
Discount note and bond maturities and expected exercises of bond call options	2,020	26,195	4,203	23,509
Subtotal obligations due	2,901	27,076	4,793	24,100
Sources of available funds:
Maturing investments	2,886	9,367	3,577	9,387
Cash at Federal Reserve Bank of San Francisco	7,999	7,999	4,905	4,905
Proceeds from scheduled settlements of discount notes and bonds	475	723	1,625	1,640
Maturing advances and scheduled prepayments	4,505	11,803	4,974	11,191
Subtotal sources of available funds	15,865	29,892	15,081	27,123
Net funds available	12,964	2,816	10,288	3,023
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	17,348	—	19,574
FFCB bonds	3,296	3,296	3,130	3,052
Subtotal contingent sources of funds	3,296	20,644	3,130	22,626
Total contingent funds available	$16,260	$23,460	$13,418	$25,649

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2014, and December 31, 2013. The Bank's risk-based capital requirement decreased to $3.4 billion at September 30, 2014, from $3.9 billion at December 31, 2013.

Regulatory Capital Requirements

	September 30, 2014		December 31, 2013
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,425	$6,762	$3,912	$7,925
Total regulatory capital	$3,312	$6,762	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.17%	4.00%	9.24%
Leverage capital	$4,139	$10,143	$4,289	$11,888
Leverage ratio	5.00%	12.25%	5.00%	13.86%

The Bank's total regulatory capital ratio decreased to 8.17% at September 30, 2014, from 9.24% at December 31, 2013, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $250 million in excess capital stock in the third quarter of 2014.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $250 million in excess capital stock on November 18, 2014. This repurchase, combined with the estimated redemption of up to $278 million in mandatorily redeemable capital stock during the fourth quarter of 2014, will reduce the Bank’s excess capital stock by up to $528 million. (Approximately $257 million of the mandatorily redeemable excess stock scheduled for redemption in the fourth quarter of 2014 is held by Wells Fargo Bank, N.A., and after the redemption, its stock ownership will be reduced to less than 5% of the Bank’s total outstanding capital stock as of that date.) The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2014, and December 31, 2013. During the nine months ended September 30, 2014, the Bank's internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	250	151	$36,528	$163,449	22%
4-6	88	41	8,918	20,809	43
7-10	10	2	54	62	87
Subtotal	348	194	45,500	184,320	25
CDFIs	5	3	61	78	78
Total	353	197	$45,561	$184,398	25%

December 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	224	135	$37,451	$141,076	27%
4-6	119	60	10,269	21,969	47
7-10	17	5	44	133	33
Total	360	200	47,764	163,178	29
CDFIs	4	2	30	37	81
Total	364	202	$47,794	$163,215	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$3,189	$3,371
11% – 25%	11	327	425
26% – 50%	15	12,138	21,309
More than 50%	162	29,907	159,293
Total	197	$45,561	$184,398

December 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$42	$44
11% – 25%	13	4,805	5,983
26% – 50%	23	13,862	21,433
More than 50%	163	29,085	135,755
Total	202	$47,794	$163,215

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity increased in the third quarter of 2014 because of improvement in collateral values and member credit quality. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2014, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2014, and December 31, 2013.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2014		December 31, 2013
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$454	$455	$484	$481
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,321	3,240	3,156	3,059
Agency pools and collateralized mortgage obligations	8,938	8,566	10,029	9,543
PLRMBS – publicly registered investment-grade-rated senior tranches	2	1	4	1
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	—	—	83	68
Term deposits with the Bank	—	—	1	1
Total	$12,715	$12,262	$13,757	$13,153

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

As of September 30, 2014, of the loan collateral pledged to the Bank, 40% was pledged by 34 institutions by specific identification, 43% was pledged by 146 institutions under a blanket lien with detailed reporting, and 17% was pledged by 104 institutions under a blanket lien with summary reporting.

As of September 30, 2014, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2014, and December 31, 2013.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2014		December 31, 2013
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$107,130	$90,372	$98,377	$78,992
Second lien residential mortgage loans and home equity lines of credit	29,501	15,424	31,344	8,968
Multifamily mortgage loans	20,351	17,016	21,162	17,131
Commercial mortgage loans	52,985	37,004	47,780	32,326
Loan participations(1)	14,133	11,515	16,540	11,843
Small business, small farm, and small agribusiness loans	2,994	736	2,956	709
Other	99	69	135	93
Total	$227,193	$172,136	$218,294	$150,062

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2014, and December 31, 2013, the unpaid principal balance of these loans totaled $14 billion and $14 billion respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

On November 8, 2013, the Finance Agency issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by nationally recognized statistical rating organizations. The final rule requires the Bank to make a determination of credit quality with respect to its investments, but does not prevent the Bank from using nationally recognized statistical rating organization ratings or other third-party analysis in its credit determinations. The final rule became effective on May 7, 2014.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)
September 30, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$235	$1,056	$—	$—	$—	$1,291
Housing finance agency bonds:
CalHFA bonds	—	—	320	25	—	—	345
GSEs:
FFCB bonds	—	3,613	—	—	—	—	3,613
Total non-MBS	—	3,848	1,376	25	—	—	5,249
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,581	—	—	—	—	1,581
GSEs:
Freddie Mac	—	4,698	—	—	—	—	4,698
Fannie Mae	—	5,559	21	—	13	—	5,593
Total GSEs	—	10,257	21	—	13	—	10,291
PLRMBS:
Prime	—	—	3	404	1,401	2	1,810
Alt-A, option ARM	—	—	—	—	1,103	—	1,103
Alt-A, other	11	1	85	251	5,332	2	5,682
Total PLRMBS	11	1	88	655	7,836	4	8,595
Total MBS	11	11,839	109	655	7,849	4	20,467
Total securities	11	15,687	1,485	680	7,849	4	25,716
Securities purchased under agreements to resell	—	500	—	—	—	—	500
Federal funds sold(2)	—	4,232	2,716	—	—	—	6,948
Total investments	$11	$20,419	$4,201	$680	$7,849	$4	$33,164

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

(2)
Includes $300 million and $100 million at September 30, 2014, and December 31, 2013, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

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

As of September 30, 2014, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit, which represented 96% and 46%, respectively, of the Bank’s total unsecured investment credit exposure in Federal funds sold and certificates of deposit.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2014, 54% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2014
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$535	$460	$995
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	535	460	995
U.S. branches and agency offices of foreign commercial banks:
Australia	1,347	—	1,347
Canada	928	1,391	2,319
Japan	—	1,325	1,325
Netherlands	928	—	928
Sweden	729	—	729
Switzerland	—	596	596
Total U.S. branches and agency offices of foreign commercial banks	3,932	3,312	7,244
Total unsecured credit exposure	$4,467	$3,772	$8,239

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2014.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2014. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2014
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$300	$250	$445	$995
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	300	250	445	995
U.S. branches and agency offices of foreign commercial banks:
Australia	171	—	1,176	1,347
Canada	199	750	1,370	2,319
Japan	389	936	—	1,325
Netherlands	199	729	—	928
Sweden	—	729	—	729
Switzerland	—	—	596	596
Total U.S. branches and agency offices of foreign commercial banks	958	3,144	3,142	7,244
Total unsecured credit exposure	$1,258	$3,394	$3,587	$8,239

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2014.

The Bank determined that, as of September 30, 2014, the de minimis gross unrealized losses on its certificates of deposit were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The certificates of deposit were all with issuers that had credit ratings of at least A at September 30, 2014. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2014, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2014, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank’s capital. At September 30, 2014, the Bank’s MBS portfolio was 301% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS ratio declines below 300%. The Bank was not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At September 30, 2014, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers that have sufficient credit ratings to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2014, the Bank’s investment in MBS had gross unrealized losses totaling $315 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2014, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the 12-month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from 0.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2014:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	3	$16	$(1)	3	$16	$(1)
Alt-A, option ARM	1	15	—	1	15	—
Alt-A, other	9	185	—	16	338	(1)
Total	13	$216	$(1)	20	$369	$(2)

(1)	Amounts are for the three months ended September 30, 2014.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$185	$—	$185
2007	—	—	—	—	462	—	462
2006	—	—	—	—	80	—	80
2005	—	—	—	27	68	—	95
2004 and earlier	—	—	3	375	687	2	1,067
Total Prime	—	—	3	402	1,482	2	1,889
Alt-A, option ARM
2007	—	—	—	—	1,023	—	1,023
2006	—	—	—	—	179	—	179
2005	—	—	—	—	233	—	233
Total Alt-A, option ARM	—	—	—	—	1,435	—	1,435
Alt-A, other
2008	—	—	—	—	133	—	133
2007	—	—	—	—	1,697	—	1,697
2006	—	—	31	—	715	—	746
2005	—	—	18	—	2,913	—	2,931
2004 and earlier	11	1	35	250	558	2	857
Total Alt-A, other	11	1	84	250	6,016	2	6,364
Total par value	$11	$1	$87	$652	$8,933	$4	$9,688

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$170	$170
2007	—	—	399	399
2006	—	—	33	33
2005	—	—	30	30
2004 and earlier	—	—	73	73
Total Prime	—	—	705	705
Alt-A, option ARM
2007	—	—	1,023	1,023
2006	—	—	179	179
2005	—	—	218	218
Total Alt-A, option ARM	—	—	1,420	1,420
Alt-A, other
2008	—	—	133	133
2007	—	—	1,613	1,613
2006	31	—	715	746
2005	—	—	2,903	2,903
2004 and earlier	5	71	241	317
Total Alt-A, other	36	71	5,605	5,712
Total par value	$36	$71	$7,730	$7,837

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(In millions)
September 30, 2014
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$159	$—	$171	$—	$—	$—	17.10%	30.00%	16.25%
2007	381	5	397	—	—	—	16.45	22.58	4.78
2006	70	1	73	(1)	—	(1)	14.80	12.51	4.14
2005	94	1	94	—	—	—	12.31	11.91	14.89
2004 and earlier	1,066	17	1,054	—	—	—	7.94	4.45	11.65
Total Prime	1,770	24	1,789	(1)	—	(1)	11.43	12.10	10.27
Alt-A, option ARM
2007	842	40	830	—	—	—	28.08	44.15	18.71
2006	126	6	142	—	—	—	25.16	44.88	9.85
2005	97	2	130	—	—	—	24.49	22.78	6.55
Total Alt-A, option ARM	1,065	48	1,102	—	—	—	27.13	40.78	15.63
Alt-A, other
2008	130	5	125	—	—	—	13.48	31.80	24.34
2007	1,469	51	1,478	(3)	1	(2)	23.33	27.05	12.57
2006	557	1	632	—	—	—	22.30	18.47	2.52
2005	2,647	104	2,606	(1)	1	—	15.14	14.06	6.87
2004 and earlier	855	21	844	—	—	—	12.31	8.09	16.75
Total Alt-A, other	5,658	182	5,685	(4)	2	(2)	17.74	17.61	9.58
Total	$8,493	$254	$8,576	$(5)	$2	$(3)	17.90%	19.96%	10.61%

(1)	Amounts are for the nine months ended September 30, 2014.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2014.

Significant Inputs to OTTI Credit Analysis for All PLRMBS
(In millions)
September 30, 2014
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	13.9	14.8	33.4	19.9
2007	10.5	3.7	31.6	9.8
2006	12.6	12.5	35.6	12.1
2005	16.2	4.4	31.0	13.0
2004 and earlier	18.0	3.8	30.4	11.1
Total Prime	16.4	6.7	31.4	13.0
Alt-A, option ARM
2007	5.7	42.1	40.7	19.6
2006	5.2	43.1	41.9	9.8
2005	6.8	28.3	37.3	6.7
Total Alt-A, option ARM	5.8	40.0	40.3	16.3
Alt-A, other
2007	13.5	28.0	37.8	7.8
2006	12.6	25.4	42.2	9.7
2005	14.5	15.2	37.9	7.1
2004 and earlier	15.9	11.7	32.1	16.7
Total Alt-A, other	14.1	19.5	37.8	9.1
Total	13.3	20.6	37.2	10.7

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

The following table presents PLRMBS in a loss position at September 30, 2014.

PLRMBS in a Loss Position at September 30, 2014

(In millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate
Prime	$932	$933	$931	$24	9.36%
Alt-A, option ARM	792	691	644	48	26.46
Alt-A, other	3,232	3,048	2,884	182	16.31
Total	$4,956	$4,672	$4,459	$254	16.62%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Prime
2008	92.22%	92.82%	93.56%	91.67%	88.46%
2007	86.00	84.32	81.17	80.36	80.06
2006	91.82	94.26	93.97	92.56	93.71
2005	98.23	97.72	97.26	97.01	96.88
2004 and earlier	98.75	98.83	98.52	98.14	97.81
Weighted average of all Prime	94.67	94.48	93.64	93.01	92.53
Alt-A, option ARM
2007	81.14	80.00	78.53	77.90	74.73
2006	79.33	79.29	77.30	75.71	70.78
2005	56.01	52.24	50.35	47.44	46.38
Weighted average of all Alt-A, option ARM	76.84	75.39	73.78	72.66	69.63
Alt-A, other
2008	93.86	94.47	95.42	93.74	92.58
2007	87.08	84.69	85.01	83.76	83.24
2006	84.70	84.92	83.68	82.84	82.12
2005	88.90	88.45	87.36	86.80	85.94
2004 and earlier	98.56	98.83	98.09	97.60	97.47
Weighted average of all Alt-A, other	89.33	88.57	87.94	87.17	86.52
Weighted average of all PLRMBS	88.52%	87.81%	87.04%	86.28%	85.39%

The Bank determined that, as of September 30, 2014, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2014, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2014. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

Bilateral Derivatives. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its bilateral derivative activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits, or (ii) set at zero (subject to a minimum transfer amount).

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of September 30, 2014.

Cleared Derivatives. The Bank is subject to nonperformance by the derivative clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2014.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$1,112	$—	$—	$2	$2
A	10,640	13	(12)	—	1
Cleared derivatives(2)	30,527	105	(78)	—	27
Liability positions with credit exposure:
Bilateral derivatives
A	5,459	(26)	27	—	1
Total derivative positions with credit exposure to nonmember counterparties	47,738	$92	$(63)	$2	$31
Derivative positions without credit exposure	21,670
Total notional	$69,408

December 31, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$8	$—	$—	$—	$—
A	12,739	332	(255)	(71)	6
Cleared derivatives(2)	31,082	14	7	—	21
Liability positions with credit exposure:
Bilateral derivatives
A	4,404	(36)	37	—	1
Total derivative positions with credit exposure to nonmember counterparties	48,233	$310	$(211)	$(71)	$28
Derivative positions without credit exposure	33,337
Total notional	$81,570

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2014 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2013 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Proposed Rule on FHLBank Membership. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least 1% of their assets in first lien residential mortgage loans with original maturities of five years or more, or MBS backed by those loans, on an ongoing basis to maintain their FHLBank membership. The proposal also states that the Finance Agency will consider whether to establish the standard at some higher percentage, such as 2% or as high as 5%.

•
Require all insured depository members (other than community financial institutions) to maintain at least 10% of their assets in a broader range of residential mortgage loans, or MBS backed by those loans, on an ongoing basis to maintain their FHLBank membership.

•
Exclude all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their membership terminated five years after the rule is effective, and there would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the five-year period. Under the proposed rule, a “captive” insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities.

•	Clarify how an FHLBank should determine the “principal place of business” of certain insurance companies or community development financial institutions for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of a final rule. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015. The future impact of the proposed rule on the Bank’s membership is unknown. The Bank is continuing to evaluate the proposed rule.

Basel Committee on Bank Supervision – Final Rule on the Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of “high quality liquid assets” (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent these advances are not secured by Level 1 or Level 2A HQLA, for which 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (swap entities) that are subject to the jurisdiction of one of the agencies. In addition, the proposed rule affords the agencies discretion to subject other persons to the proposed rule’s requirements (such persons, together with swap entities, “covered swap entities”). Comments on the proposed rule are due by November 24, 2014.

The proposed rule would subject non-cleared swaps and non-cleared security-based swaps between covered swap entities and between covered swap entities and financial end users that have material swaps exposure (an average daily aggregate notional of $3.0 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of initial margin required to be collected or posted would be either the amount calculated using a standardized schedule set forth in the proposed rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the proposed rule that is approved by the relevant agency. The proposed rule specifies the types of collateral that may be posted by either side as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold) and sets forth haircuts for certain collateral asset classes. Initial margins must be segregated with an independent, third-party custodian and may not be rehypothecated.

The proposed rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between covered swap entities and between covered swap entities and all financial end users (without regard to the swaps exposure of the particular financial end user). The variation margin amount is the daily mark-to-market change in the value of the swap to the covered swap entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not required to be segregated with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the proposed rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the proposed rule’s initial margin requirement would not come into effect until December 1, 2019.

Under the proposed rule, the Bank would not be a covered swap entity (although the Finance Agency has discretion to designate the Bank a covered swap entity); rather, the Bank would be a financial end-user under the proposed rule and would likely have material swaps exposure as of the effective date of the proposed rule’s initial margin requirement.

Because the Bank currently posts and collects variation margin on its non-cleared swaps, it is not anticipated that the proposed rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the proposed rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) published its version of the proposed rule that is generally similar to the one issued by the agencies. The CFTC’s proposed rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the agencies. Comments on the CFTC’s proposed rule are due by December 2, 2014.

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. Among other things, the final regulations will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value , which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments.

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily.

•	Include enhanced diversification, disclosure, and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBanks’ consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

Proposed Rule on Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations. The proposed rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The proposed rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The proposed rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. The Bank is currently evaluating the proposed rule. Comments on the proposed rule are due by December 8, 2014.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent, and generally restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain mortgage loans secured by three- to four-unit residential, owner-occupied properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three- to four-unit residential mortgage loans, and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency with capital support from the United States and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types. The Bank is currently assessing the impact of the final rule and has not yet determined the effect, if any, that this rule may have on the Bank’s operations.

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

The par value of the outstanding consolidated obligations of all 12 FHLBanks was $817.0 billion at September 30, 2014, and $766.8 billion at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $75.0 billion at September 30, 2014, and $77.0 billion at December 31, 2013. At September 30, 2014, the Bank had committed to the issuance of $0.4 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. At December 31, 2013, the Bank had committed to the issuance of $1.6 billion in consolidated obligations, all of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Commitments and Contingencies” in the Bank’s 2013 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2014, the Bank had $125 million in advance commitments and $5.1 billion in standby letters of credit outstanding. At December 31, 2013, the Bank had $8 million in advance commitments and $3.6 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis at September 30, 2014, and $(1) million at December 31, 2013. The estimated fair value of the letters of credit was $12 million and $12 million at September 30, 2014, and December 31, 2013, respectively.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and adjusted return on capital sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the Bank’s Enterprise Risk Committee, the Asset-Liability Management Committee, or the Board of Directors, along with a corrective action plan if applicable.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of September 30, 2014.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2014	December 31, 2013
+200 basis-point change above current rates	–3.0%	–3.7%
+100 basis-point change above current rates	–1.3	–1.7
–100 basis-point change below current rates(2)	+2.6	+1.5
–200 basis-point change below current rates(2)	+6.4	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of September 30, 2014, were 5 basis points higher for the 1-year term, 16 basis points higher for the 5-year term, and 42 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of September 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2014	December 31, 2013
+200 basis-point change above current rates	–3.2%	–3.7%
+100 basis-point change above current rates	–1.3	–1.6
–100 basis-point change below current rates(2)	+2.0	+0.7
–200 basis-point change below current rates(2)	+4.6	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at September 30, 2014, and one month at December 31, 2013.

Total Bank Duration Gap Analysis

	September 30, 2014		December 31, 2013
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$82,789	10	$85,774	11
Liabilities	77,007	9	80,065	10
Net	$5,782	1	$5,709	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Advances-Related Business

Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital and retained earnings to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2014, and December 31, 2013.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2014	December 31, 2013
+200 basis-point change	–1.7%	–2.1%
+100 basis-point change	–0.8	–1.0
–100 basis-point change(2)	+1.9	+1.0
–200 basis-point change(2)	+5.1	+2.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2014, generally show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of September 30, 2014, were 5 basis point higher for the 1-year term, 16 basis points higher for the 5-year term, and 42 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of September 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2014, and December 31, 2013. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2014, show a small decrease in adverse sensitivity in the rising rate scenarios and show greater sensitivity in declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were offset in the rising rate scenarios primarily as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in rising rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of September 30, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2014	December 31, 2013
+200 basis-point change above current rates	–2.0%	–2.3%
+100 basis-point change above current rates	–0.8	–1.0
–100 basis-point change below current rates(2)	+1.3	+0.2
–200 basis-point change below current rates(2)	+3.3	–0.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank's PLRMBS litigation is now in the discovery phase, and a bellwether trial relating to a subset of the defendants and the PLRMBS has been scheduled for January 20, 2015.

In May 2014, the bellwether defendants – Countrywide Securities Corporation, UBS Securities LLC, and Deutsche Bank Securities Inc. – filed a motion for summary adjudication on the ground that all claims by the Bank regarding the bellwether PLRMBS are barred by the applicable two-year statute of limitations. On the same day, the Bank filed a motion for summary adjudication against defendants Countrywide Securities Corporation and UBS Securities LLC, seeking judgment on defendants’ affirmative statute of limitations defenses for the same PLRMBS, on the ground that the running of the statute of limitations was tolled during the pendency of a class action lawsuit filed by other parties in November 2007. The Court denied both motions on October 15, 2014.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2014, and December 31, 2013; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Statements of Capital Accounts for the Nine Months Ended September 30, 2014 and 2013; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)