Form 10-K
period 2014-12-31
Federal Home Loan Bank of San Francisco
filed 2015-03-13
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $4,561 million. At February 28, 2015, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 40,220,422.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2014 Annual Report on Form 10-K

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

Our members may include federally insured and regulated financial depositories and regulated insurance companies that are engaged in residential housing finance, and community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from less than $7 million to over $113 billion in assets.

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

As of December 31, 2014, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	204	$2,285	112	$28,580
Savings institutions	13	151	9	1,287
Credit unions	116	799	34	4,716
Industrial loan companies	3	2	3	44
Insurance companies	5	37	1	97
Community development financial institutions	5	4	3	76
Total member institutions	346	3,278	162	34,800
Housing associates eligible to borrow	1	—	—	—
Other nonmember institutions(1)	32	719	8	4,030
Total	379	$3,997	170	$38,830

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

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks’ Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa by Moody’s Investors Service (Moody’s) and AA+ by Standard & Poor’s Rating Services (Standard & Poor’s) and because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below-market-rate loans that support members’ involvement in creating affordable housing and revitalizing communities.

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

We also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times capital. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, the PLRMBS we hold have increased our credit risk exposure and have resulted in credit-related other-than-temporary impairment (OTTI) charges on certain PLRMBS since the fourth quarter of 2008. Because of these OTTI charges and the potential for future OTTI charges, these PLRMBS had a substantial negative impact on the amount of dividends paid and excess capital stock repurchased from 2009 through 2012.

Additional information about our investments and the OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings or sell mortgage loans to the Bank, and it contracts when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Throughout 2014, the Bank continued to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock. The Bank paid dividends totaling $360 million and $316 million in 2014 and 2013, respectively, repurchased $2.0 billion and $3.0 billion in excess capital stock in 2014 and 2013, respectively, and redeemed $296 million and $502 million in mandatorily redeemable capital stock during 2014 and 2013, respectively. Total excess capital stock was $1.1 billion and $2.4 billion as of December 31, 2014 and 2013, respectively.

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

We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or to another specified index. Customized advances may include:

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

We manage the credit risk of advances and other credit products by setting the credit and collateral terms available to individual members and housing associates based on their creditworthiness and the quality and value of the assets they pledge as collateral. We also have procedures to assess the mortgage loan quality and documentation standards of institutions that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to institutions that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting the needs of members and housing associates as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in view of changes in member creditworthiness.

All advances must be fully collateralized. To secure advances, borrowers may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a type of collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2014 was $1,108 million.

Pursuant to our lending agreements with our borrowers, including members, housing associates, and nonmember institutions with credit outstanding, we limit extensions of credit to a borrower to a percentage of the market value or unpaid principal balance of the borrower’s pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the charter type of the institution, the collateral type, the value assigned to the collateral, the results of our collateral field review of the borrower’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower’s financial strength and condition, and any institution-specific collateral risks. Under the terms of our lending agreements, the aggregate borrowing capacity of a borrower’s pledged eligible collateral must meet or exceed the total amount of the borrower’s outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. We monitor each borrower’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the institution's borrowing capacity to its obligations to us.

In addition, the total amount of advances made available to each member or housing associate may be limited by the financing availability assigned by the Bank, which is generally expressed as a percentage of the member’s or housing associate’s assets. The amount of financing availability is generally determined by the creditworthiness of the member or housing associate.

Throughout 2014, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive, and periodically adjusted the maximum borrowing capacity of certain collateral types. When necessary, we required additional collateral to fully secure advances.

Based on the collateral pledged as security for advances, our credit analyses of our borrowers' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank in 2014. We have never experienced any credit losses on advances.

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which generally enables us to be financially indifferent to the prepayment of the advance.

Because of the funding alternatives available to our largest borrowers, we establish advances prices that take into account the cost of alternative market choices available to our largest members each day. We offer the same advances prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.

Standby Letters of Credit. We issue standby letters of credit to support certain obligations of members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired.

Investments. We invest in high-quality non-MBS investments to facilitate our role as a cost-effective provider of credit and liquidity to members and to enhance the Bank's earnings. We have adopted credit policies and exposure limits for investments that support liquidity and diversification of risk. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limit policies for members and nonmembers.

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability with the Bank and our advances price levels. Our investments also include bonds issued by the Federal Farm Credit Banks, all of which are rated Aaa/(P)P-1 by Moody’s and AA+/A-1+ by Standard & Poor’s. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

In addition, our investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are guaranteed through the direct obligation of, or are supported by, the U.S. government. Some of these PLRMBS were issued by and/or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

Additional information about our investments and OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.)

The Bank has approved four members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. Our renewed participation in the MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. It also allows us to offer members a new tool, through the MPF Government product, to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year's income for the AHP, to be awarded in the following year. Since 1990, we have awarded $847 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 117,000 affordable homes.

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

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide early-stage funding for targeted economic development projects and non-AHP-eligible affordable housing initiatives that create or preserve jobs, facilitate improvements to public or private infrastructure, or deliver social services, training or education programs, or other services and programs that benefit lower-income neighborhoods. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2014, the Bank awarded $1 million in AHEAD Program grants.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the

FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2014, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2014, Standard & Poor’s rated the FHLBanks’ consolidated obligations AA+, and Moody’s rated them Aaa. As of December 31, 2014, Standard & Poor’s assigned a long-term credit rating of AA with a stable outlook to the FHLBank of Seattle and of AA+ with a stable outlook to the other FHLBanks, including the Bank, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks' requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks' status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital markets opportunities. The authority of the Office of Finance to redirect, limit, or prohibit the Bank's requests for issuance of consolidated obligations has never adversely affected the Bank's ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on developments in the capital markets, and prepares the FHLBanks' quarterly and annual combined financial reports. In addition, it administers the Resolution Funding Corporation and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

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

We receive 100% of the net proceeds of a bond issued through direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, the Bank is the sole primary obligor on the consolidated obligation bond. When the Bank and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBank(s); in those cases, the Bank is the primary obligor for a pro rata portion of the bond, including all customized features and terms, based on the proceeds received.

We may also request specific amounts of specific consolidated obligation bonds to be offered by the Office of Finance for sale in a competitive auction conducted with the underwriters in a bond selling group. One or more other FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit in the same auction. We may receive zero to 100% of the proceeds of the bonds issued in a competitive auction depending on: (i) the amounts of and costs for the consolidated obligation bonds bid by underwriters; (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the bonds; and (iii) guidelines for the allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.

Consolidated Obligation Discount Notes. The FHLBanks also issue consolidated obligation discount notes with maturities ranging from one day to one year, which may be offered daily through a consolidated obligation discount note selling group and through other authorized underwriters. Discount notes are issued at a discount and mature at par.

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of discount notes with the same maturities to be offered for sale for their benefit the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100% of the proceeds of the discount notes issued through this sales process depending on: (i) the maximum costs we or other FHLBanks participating in the same discount note issuance, if any, are willing to pay for the discount notes; (ii) the order amounts for the discount notes submitted by underwriters; and (iii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.

Twice weekly, we may also request specific amounts of discount notes with fixed terms to maturity ranging from 4 to 26 weeks to be offered by the Office of Finance for sale in a competitive auction conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit in the same auction. The discount notes offered for sale in a competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100% of the proceeds of the discount notes issued in a competitive auction depending on: (i) the amounts of and costs for the discount notes bid by underwriters and (ii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.

Debt Investor Base. The FHLBanks’ consolidated obligations have traditionally had a diversified funding base of domestic and foreign investors. Purchasers of the FHLBanks' consolidated obligations include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. These purchasers are also diversified geographically, with a significant portion of investors historically located in the United States, Europe, and Asia.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements, also known as derivatives, as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the ordinary course of business. The types of derivatives we may use include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap, floor, corridor, and collar agreements.

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

We measure the Bank’s market risk at the enterprise level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities, net of the related derivatives), which was less than one month at December 31, 2014. This low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

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

Bank capital stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member's capital stock will be redeemed by the Bank upon five years' notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess capital stock from members. Ranges have been built into the capital plan to allow us to adjust the stock purchase requirements, as needed, and the ranges may be revised by the Board of Directors at any time, subject to the approval of the Finance Agency.

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

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. Two of the five institutions with the highest levels of advances outstanding from the Bank as of December 31, 2014, have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. For further information about these institutions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, ability to fund advances through the issuance of consolidated obligations at competitive rates, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members'

specific requests on a timely basis, capital stock requirements, retained earnings policy, excess capital stock repurchase policies, and dividends.

In addition, the FHLBanks compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost.

Regulatory Oversight, Audits, and Examinations

The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency is also responsible for supervising and regulating Fannie Mae and Freddie Mac. The Finance Agency is supported entirely by assessments from the FHLBanks, Fannie Mae, and Freddie Mac. With respect to the FHLBanks, the Finance Agency is charged with ensuring that the FHLBanks carry out their housing finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Agency also establishes regulations governing the operations of the FHLBanks.

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

Pursuant to the Housing Act, the Finance Agency exercises prompt corrective action authority over the FHLBanks. The Capital Classification and Prompt Corrective Action rule establishes the criteria for each of the following capital classifications for the FHLBanks specified in the Housing Act: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has reclassified an FHLBank based on factors other than its capital levels, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet or exceed both its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements, but is not significantly undercapitalized; is significantly undercapitalized if its total or permanent capital is less than 75% of what is required to meet any of its requirements, but it is not critically undercapitalized; and is critically undercapitalized if its total capital is equal to or less than 2% of its total assets.

By letter dated December 19, 2014, the Director of the Finance Agency notified the Bank that, based on September 30, 2014, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

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

Like other federally chartered corporations, the FHLBanks are subject to general congressional oversight. Each FHLBank must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivatives trading pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks are subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules affect all aspects of the Bank’s derivatives activities by establishing new requirements relating to derivatives recordkeeping and reporting, clearing, execution, and margining of uncleared derivatives transactions.

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

All of the FHLBanks' financial institution members are subject to federal or state laws and regulations, and changes to these laws or regulations or to related policies might adversely or favorably affect the business of the FHLBanks.

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

Employees

We had 255 employees at December 31, 2014. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Economic weakness could adversely affect the business of many of our members and our business and results of operations.

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. There continue to be challenges to the ongoing economic and housing recovery because of tight credit standards and the lack of real wage growth, which could deter potential home buyers from taking advantage of low mortgage interest rates. If these conditions remain unchanged or deteriorate, the Bank’s business and results of operations could be adversely affected.

If adverse trends reappear in the mortgage lending sector, including declines in housing prices or loan performance trends, a reduction could occur in the value of collateral pledged to the Bank to secure member credit and in the fair value of the Bank’s mortgage-backed securities (MBS) investments.

Adverse economic conditions may contribute to deterioration in the credit quality of our MBS and mortgage loan portfolios and could have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2008 and continuing through 2011, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates, which contributed to high delinquency rates on the mortgage loans underlying our private-label residential MBS (PLRMBS) portfolio. Credit-related other-than-temporary impairment (OTTI) charges on certain of our PLRMBS adversely affected our earnings as a result of these conditions. If significant adverse trends reappear, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, economic deterioration, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Market uncertainty and volatility may adversely affect our business, profitability, or results of operations.

Adverse conditions in the housing and mortgage markets could result in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our borrowers. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should the economic recovery stall or reverse course.

Weaknesses in the housing and mortgage markets may undermine the need for wholesale funding and have a negative impact on the demand for advances.

While the housing and mortgage markets continued to recover in terms of sales and financing activity in 2014, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production resulted in low levels of residential portfolio lending activity for some members, which reduced the need for wholesale mortgage funding. A negative trend in the housing and mortgage markets could result in a further decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide a reasonable return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings or sell mortgage loans to the Bank, and it contracts when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

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

Changes in interest rates could adversely affect our financial condition, results of operations, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties, mortgage servicers that service the loans we hold as collateral for advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)

We rely on derivatives transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivatives transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivatives transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have a long-term credit rating of Aaa with a stable outlook from Moody's and AA+ with a stable outlook from Standard & Poor's. All of our derivatives counterparties or guarantors currently have investment grade long-term credit ratings from Moody's and Standard & Poor's. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Insufficient collateral protection could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchase under the MPF Program, we require that the participating financial institutions fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by borrowers and participating financial institutions and assign borrowing capacities to the collateral based on the risks associated with each type of collateral. If we have insufficient collateral before or after an event of payment default by the borrower, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a borrower, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members' credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or having to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the credit and liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the amount of dividends on our capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates. Two of the five institutions increased their borrowings from the Bank during 2014, while the remaining three institutions decreased their borrowings from the Bank during 2014. All of the institutions may prepay or repay advances as they come due. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a significant reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the excess capital stock, at the Bank’s discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank’s net income.

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

If members continue to experience high levels of liquidity, we could experience further decreases in members’ use of Bank advances. Also, nonmembers (including former members and member successors) are not eligible to borrow new advances from the Bank or renew existing advances as they mature. Although the Bank’s business model is designed to enable us to safely expand and contract our assets, liabilities, and capital as our members’ credit needs change, a prolonged material decline in advances could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

Deteriorating and volatile market conditions increase the risk that our financial models will produce unreliable results.

We use market-based information as inputs to our financial models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. While we regularly adjust our models in view of changes in economic conditions and expectations, sudden significant changes in these conditions may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

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

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10% of their current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP) for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than 10% of our year’s net earnings to the AHP. An increase in our AHP contribution could adversely affect our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

As a result of these factors, the FHLBank System may have to pay higher spreads relative to Treasury yields on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, an increase in the cost of issuing consolidated obligations could reduce our net interest spread (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the price of our advances to avoid a decrease in the net interest spread, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In addition, an increase in the cost of issuing consolidated obligations could reduce our net interest spread on other interest-earning assets. As a result, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyber attacks, of our information systems or those of critical vendors and third parties could disrupt the Bank’s business or adversely affect our financial condition, results of operations, or reputation.

We rely heavily on our information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If we or one of our critical vendors experiences a failure, interruption, or security breach in any information systems or other technology, including events caused by cyber attacks, we may be unable to conduct and manage our business effectively. In addition, such failure or breach could result in significant losses, including a loss of personal and confidential information, or reputational damage. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a similar risk of failure or interruption in implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our advances business, member relations, risk management, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the ordinary course of business.

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities (PLRMBS). The Bank seeks rescission, and asserts claims for and violations of the California Corporate Securities Act and common law rescission of contract.

In January 2015, the Bank entered into settlement agreements with certain defendants in connection with the Bank’s PLRMBS litigation for the aggregate amount of $459 million (after netting certain legal fees and expenses) and, with respect to certain claims, an additional amount to be received by the Bank in the future. The Bank’s litigation continues against various dealers and underwriters.

The current defendants in the first complaint are: J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc., and referred to as Bear Stearns) involving certificates sold by Bear Stearns to the Bank in an amount paid of approximately $609 million; Credit Suisse Securities (USA) LLC (formerly known as Credit Suisse First Boston LLC, and referred to as Credit Suisse) involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.1 billion; RBS Securities, Inc. (formerly known as Greenwich Capital Markets, Inc., and referred to as Greenwich Capital) involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $482 million; Morgan Stanley & Co. Incorporated (Morgan Stanley) involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $276 million; UBS Securities, LLC (UBS) involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion; and WaMu Capital Corp. (WaMu) involving certificates sold by WaMu to the Bank in the amount paid of approximately $637 million.

The current defendants in the second complaint are: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $664 million; Deutsche Bank Securities Inc. (Deutsche) involving certificates sold by Deutsche to the Bank in an amount paid of approximately $1.2 billion; Bear Stearns involving certificates that Bear Stearns sold to the Bank in an amount paid of approximately $1.9 billion; Greenwich Capital involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $153 million; and UBS involving certificates sold by UBS to the Bank in an amount paid of approximately $770 million.

JPMorgan Bank and Trust Company, a member of the Bank, and JPMorgan Chase Bank, National Association, a nonmember borrower of the Bank, are not defendants in these actions, but are affiliated with the Bear Stearns and WaMu defendants.

A bellwether trial relating to a subset of the defendants and PLRMBS was scheduled to begin January 20, 2015, and all discovery concerning that trial was completed in 2014. Thereafter, all of the Bank’s claims in that trial were voluntarily dismissed by the Bank. Discovery as to the remaining claims is continuing. The San Francisco Superior Court has scheduled a series of trials for the remaining claims beginning in January 2016.

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

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies). There is no established marketplace for the Bank's capital stock. The Bank’s capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member. At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 28, 2015, the Bank had 33,057,220 shares of Class B stock held by 345 members and 7,163,202 shares of Class B stock held by 31 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

The Bank’s dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below.

	2014			2013
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$58	$39	6.67%	$25	$26	2.30%
Second quarter	59	34	6.80	35	36	3.38
Third quarter	61	26	7.35	49	47	5.14
Fourth quarter	62	21	7.40	52	46	5.65

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the par value of $100 per share.

Additional information regarding the Bank’s dividends is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2014 to 2013 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2014	2013	2012	2011	2010
Selected Balance Sheet Items at Yearend
Total Assets	$75,807	$85,774	$86,421	$113,552	$152,423
Advances	38,986	44,395	43,750	68,164	95,599
Mortgage Loans Held for Portfolio, Net	708	905	1,289	1,829	2,381
Investments(1)	31,949	35,260	40,528	39,368	52,582
Consolidated Obligations:(2)
Bonds	47,045	53,207	70,310	83,350	121,120
Discount Notes	21,811	24,194	5,209	19,152	19,527
Mandatorily Redeemable Capital Stock	719	2,071	4,343	5,578	3,749
Capital Stock —Class B —Putable	3,278	3,460	4,160	4,795	8,282
Unrestricted Retained Earnings	294	317	246	—	—
Restricted Retained Earnings	2,065	2,077	2,001	1,803	1,609
Accumulated Other Comprehensive Income/(Loss) (AOCI)	56	(145)	(794)	(1,893)	(2,943)
Total Capital	5,693	5,709	5,613	4,705	6,948
Selected Operating Results for the Year
Net Interest Income	$539	$482	$848	$1,033	$1,296
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	(1)	(1)	4	2
Other Income/(Loss)	(154)	5	(164)	(645)	(604)
Other Expense	144	128	134	126	145
Assessments	36	52	60	42	146
Net Income/(Loss)	$205	$308	$491	$216	$399
Selected Other Data for the Year
Net Interest Margin(3)	0.64%	0.56%	0.84%	0.74%	0.79%
Operating Expenses as a Percent of Average Assets	0.16	0.13	0.11	0.08	0.07
Return on Average Assets	0.24	0.35	0.48	0.15	0.24
Return on Average Equity	3.58	5.36	9.44	3.43	6.13
Annualized Dividend Rate	7.02	3.99	0.97	0.29	0.34
Dividend Payout Ratio(4)	117.29	52.29	9.41	10.16	7.31
Average Equity to Average Assets Ratio	6.75	6.55	5.09	4.49	3.98
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	8.38	9.24	12.44	10.72	8.95
Duration Gap (in months)	—	1	(1)	2	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2014	$847,175
2013	766,837
2012	687,902
2011	691,868
2010	796,374

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

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

•
political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as the impact of any government-sponsored enterprises (GSE) legislative reforms, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;

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

•	changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank’s members to do business with the Bank;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•
the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	designation of the Bank for Federal Reserve Board supervision by the Financial Stability Oversight Council;

•	technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	changes in the FHLBanks’ long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors.”

Overview

The Federal Home Loan Bank of San Francisco’s net income for 2014 was $205 million, compared with net income of $308 million for 2013. The $103 million decrease in net income reflected a decrease in other income, partially offset by an increase in net interest income.

Net interest income for 2014 was $539 million, up from $482 million for 2013. The increase was primarily due to improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired private-label residential MBS (PLRMBS) resulting from improvement in expected cash flows, partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

Other income/(loss) for 2014 was loss of $154 million, compared with income of $5 million for 2013. The change reflected net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value of $94 million (compared with net fair value losses of $29 million for 2013), which were due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change also reflected expense on derivative instruments used in economic hedges of $64 million (compared with income of $34 million for 2013). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During 2014, total assets decreased $10.0 billion, to $75.8 billion at December 31, 2014, from $85.8 billion at December 31, 2013. Advances decreased $5.4 billion, or 12%, to $39.0 billion at December 31, 2014, from $44.4 billion at December 31, 2013. In total, 83 members increased their use of advances during 2014, while 68 institutions reduced their advances borrowings. In addition, investments decreased $3.3 billion, or 9%, to $32.0 billion at December 31, 2014, from $35.3 billion at December 31, 2013, primarily as a result of principal repayments on the Bank’s MBS portfolio.

Accumulated other comprehensive income/(loss) increased by $201 million during 2014, to income of $56 million at December 31, 2014, from a loss of $145 million at December 31, 2013, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

Additional information about investments and other-than-temporary impairment (OTTI) losses associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank’s PLRMBS is also provided in “Part I. Item 3. Legal Proceedings.”

On February 19, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2014 at an annualized rate of 7.11%. The dividend will total $74 million, including $15 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2015. The Bank recorded the dividend on February 19, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 19, 2015.

As of December 31, 2014, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.4%, exceeding the 4.0% requirement. The Bank had $6.4 billion in permanent capital, exceeding its risk-based capital requirement of $3.2 billion. Total retained earnings as of December 31, 2014, were $2.4 billion.

As of December 31, 2014, the Bank’s excess capital stock totaled $1.1 billion. The Bank plans to repurchase $750 million in excess capital stock on March 20, 2015. This repurchase, combined with the estimated redemption of up to $5 million in mandatorily redeemable capital stock during the first quarter of 2015, will reduce the Bank’s excess capital stock by up to $755 million.

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

Results of Operations

Comparison of 2014 and 2013

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2014 and 2013, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$325	$—	0.01%	$54	$—	0.04%
Securities purchased under agreements to resell	1,436	1	0.06	1,315	1	0.10
Federal funds sold	9,602	11	0.12	10,146	15	0.15
Trading securities:
Mortgage-backed securities (MBS)	12	—	1.63	14	—	1.66
Other investments	3,432	6	0.18	3,284	7	0.21
Available-for-sale (AFS) securities:(1)
MBS(2)	6,700	278	4.15	7,692	276	3.59
Held-to-maturity (HTM) securities:(1)
MBS	14,338	358	2.49	14,818	386	2.60
Other investments	2,111	4	0.20	2,462	6	0.22
Mortgage loans held for portfolio	806	42	5.16	1,080	50	4.63
Advances(3)	45,104	305	0.68	45,854	345	0.75
Loans to other FHLBanks	3	—	0.07	8	—	0.07
Total interest-earning assets	83,869	1,005	1.20	86,727	1,086	1.25
Other assets(4)(5)	929	—	—	1,050	—	—
Total Assets	$84,798	$1,005	1.19%	$87,777	$1,086	1.24%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$52,805	$326	0.62%	$60,913	$432	0.71%
Discount notes	23,582	20	0.09	16,325	17	0.10
Deposits and other borrowings	835	—	0.05	288	—	0.13
Mandatorily redeemable capital stock	1,348	120	8.88	3,376	155	4.59
Total interest-bearing liabilities	78,570	466	0.59	80,902	604	0.75
Other liabilities(4)	501	—	—	1,122	—	—
Total Liabilities	79,071	466	0.59	82,024	604	0.74
Total Capital	5,727	—	—	5,753	—	—
Total Liabilities and Capital	$84,798	$466	0.55%	$87,777	$604	0.69%
Net Interest Income		$539			$482
Net Interest Spread(6)			0.61%			0.50%
Net Interest Margin(7)			0.64%			0.56%
Interest-earning Assets/Interest-bearing Liabilities	106.74%			107.20%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $68 million and $26 million in 2014 and 2013, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2014			2013
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(4)	$(128)	$(132)	$(7)	$(126)	$(133)
Consolidated obligation bonds	5	260	265	47	366	413

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2014 was $539 million, a 12% increase from $482 million in 2013. The following table details the changes in interest income and interest expense for 2014 compared to 2013. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2014 Compared to 2013

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	(4)	(1)	(3)
Trading securities: Other investments	(1)	—	(1)
AFS securities:
MBS	2	(38)	40
HTM securities:
MBS	(28)	(12)	(16)
Other investments	(2)	(1)	(1)
Mortgage loans held for portfolio	(8)	(13)	5
Advances(2)	(40)	(6)	(34)
Total interest-earning assets	(81)	(71)	(10)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(106)	(54)	(52)
Discount notes	3	6	(3)
Mandatorily redeemable capital stock	(35)	(127)	92
Total interest-bearing liabilities	(138)	(175)	37
Net interest income	$57	$104	$(47)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $6 million of advance prepayment fees in 2014 compared to $5 million in 2013.

The net interest margin was 64 basis points for 2014, 8 basis points higher than the net interest margin for 2013, which was 56 basis points. The net interest spread was 61 basis points for 2014, 11 basis points higher than the net interest spread for 2013, which was 50 basis points. These increases were primarily due to improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows, partially offset by a decrease in earnings on invested capital because of lower average capital balances and the lower interest rate environment.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis and accreted into interest income when there is a significant increase in the expected cash flows. If there continue to be improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2014 and 2013.

Other Income/(Loss)

(In millions)	2014	2013
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(1)	$2
Total OTTI loss	(14)	(14)
Net amount of OTTI loss reclassified to/(from) AOCI	10	7
Net OTTI loss, credit-related	(4)	(7)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(93)	(23)
Net gain/(loss) on derivatives and hedging activities	(64)	26
Other	8	7
Total Other Income/(Loss)	$(154)	$5

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $(1) million and $2 million in 2014 and 2013, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS.

Additional information about the OTTI loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2014 and 2013.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2014	2013
Advances	$(11)	$(169)
Consolidated obligation bonds	(82)	146
Total	$(93)	$(23)

Under the fair value option, the Bank elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.

The unrealized net fair value gains/(losses) on advances and consolidated obligation bonds were primarily driven by the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the advances and consolidated obligation bonds during the period.

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Value.”

Net Gain/(Loss) on Derivatives and Hedging Activities – Under the accounting for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the carrying value of the underlying hedged instruments may also be adjusted to reflect changes in the fair value attributable to the risk being hedged so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivative instruments and hedging activities. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2014 and 2013.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2014 Compared to 2013

(In millions)	2014				2013
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$21	$(100)	$(79)	$—	$156	$(114)	$42
Not elected for fair value option	—	5	(7)	(2)	3	17	(16)	4
Consolidated obligation bonds:
Elected for fair value option	—	36	59	95	—	(100)	66	(34)
Not elected for fair value option	(12)	(24)	24	(12)	(5)	(113)	120	2
Consolidated obligation discount notes:
Not elected for fair value option	—	(12)	(39)	(51)	—	34	(21)	13
MBS:
Not elected for fair value option	—	(15)	—	(15)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	1	(1)	—	—	—	(1)	(1)
Total	$(12)	$12	$(64)	$(64)	$(2)	$(6)	$34	$26

During 2014, net losses on derivatives and hedging activities totaled $64 million compared to net gains of $26 million in 2013. These amounts included expense of $64 million and income of $34 million resulting from net settlements on derivative instruments used in economic hedges in 2014 and 2013, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Other Expense. Other expenses were $144 million in 2014 compared to $128 million in 2013, primarily reflecting higher operating expenses in 2014.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $269 million, $293 million, and $296 million for their AHPs in 2014, 2013, and 2012, respectively, and there was no AHP shortfall in any of those years.

The Bank’s total AHP assessments equaled $36 million in 2014, compared to $52 million in 2013. The decrease in the AHP assessments reflected lower earnings in 2014.

Return on Average Equity. Return on average equity (ROE) was 3.58% in 2014, compared to 5.36% in 2013. The decrease reflected the decrease in net income in 2014.

Dividends and Retained Earnings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital risk management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2014, advances maturing within five years totaled $37.0 billion, significantly in excess of the $160 million of member deposits on that date. At December 31, 2013, advances maturing within five years totaled $42.2 billion, also significantly in excess of the $193 million of member deposits on that date. In addition, as of December 31, 2014 and 2013, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk.”

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 168% as of December 31, 2014. For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

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

Retained earnings related to valuation adjustments totaled $35 million and $88 million at December 31, 2014 and 2013, respectively.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of

Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2014, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (JCE Agreement), intended to enhance the capital position of each FHLBank by allocating a portion of each FHLBank’s earnings to a separate retained earnings account at that FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends.

Retained earnings related to the JCE Agreement totaled $230 million and $189 million at December 31, 2014 and 2013, respectively.

Dividend Payments – Federal Housing Finance Agency (Finance Agency) rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock (defined as any capital stock holdings in excess of a shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of December 31, 2014, the Bank’s excess capital stock totaled $1.1 billion, or 1.5% of total assets.

In 2014, the Bank paid dividends at an annualized rate of 7.02%, totaling $360 million, including $240 million in dividends on capital stock and $120 million in dividends on mandatorily redeemable capital stock. In 2013, the Bank paid dividends at an annualized rate of 3.99%, totaling $316 million, including $161 million in dividends on capital stock and $155 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 19, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2014 at an annualized rate of 7.11% totaling $74 million, including $59 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 19, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 19, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2015.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank’s capital to the par value of the Bank’s capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

Comparison of 2013 to 2012

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

Average Balance Sheets

	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$54	$—	0.04%	$12	$—	0.12%
Securities purchased under agreements to resell	1,315	1	0.10	2,805	5	0.17
Federal funds sold	10,146	15	0.15	7,827	12	0.16
Trading securities:
MBS	14	—	1.66	17	—	1.80
Other investments	3,284	7	0.21	3,270	22	0.66
AFS securities:(1)
MBS(2)	7,692	276	3.59	8,912	314	3.52
Other investments	—	—	—	792	3	0.47
HTM securities:(1)
MBS	14,818	386	2.60	15,680	467	2.97
Other investments	2,462	6	0.22	3,916	9	0.24
Mortgage loans held for portfolio	1,080	50	4.63	1,556	77	4.99
Advances(3)	45,854	345	0.75	56,767	585	1.03
Loans to other FHLBanks	8	—	0.07	3	—	0.12
Total interest-earning assets	86,727	1,086	1.25	101,557	1,494	1.47
Other assets(4)(5)	1,050	—	—	555	—	—
Total Assets	$87,777	$1,086	1.24%	$102,112	$1,494	1.46%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$60,913	$432	0.71%	$73,997	$574	0.78%
Discount notes	16,325	17	0.10	16,184	21	0.13
Deposits and other borrowings	288	—	0.13	635	—	0.02
Mandatorily redeemable capital stock	3,376	155	4.59	5,035	51	1.01
Total interest-bearing liabilities	80,902	604	0.75	95,851	646	0.67
Other liabilities(4)	1,122	—	—	1,061	—	—
Total Liabilities	82,024	604	0.74	96,912	646	0.67
Total Capital	5,753	—	—	5,200	—	—
Total Liabilities and Capital	$87,777	$604	0.69%	$102,112	$646	0.63%
Net Interest Income		$482			$848
Net Interest Spread(6)			0.50%			0.80%
Net Interest Margin(7)			0.56%			0.84%
Interest-earning Assets/Interest-bearing Liabilities	107.20%			105.95%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $26 million and $9 million in 2013 and 2012, respectively.

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

Change in Net Interest Income: Rate/Volume Analysis 2013 Compared to 2012

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(4)	$(2)	$(2)
Federal funds sold	3	4	(1)
Trading securities:
Other investments	(15)	—	(15)
Available-for-sale securities:
MBS	(38)	(44)	6
Other investments	(3)	(3)	—
Held-to-maturity securities:
MBS	(81)	(25)	(56)
Other investments	(3)	(2)	(1)
Mortgage loans held for portfolio	(27)	(22)	(5)
Advances(2)	(240)	(100)	(140)
Total interest-earning assets	(408)	(194)	(214)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(142)	(96)	(46)
Discount notes	(4)	—	(4)
Mandatorily redeemable capital stock	104	(22)	126
Total interest-bearing liabilities	(42)	(118)	76
Net interest income	$(366)	$(76)	$(290)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2013 and 2012.

Other Income/(Loss)

(In millions)	2013	2012
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$2	$(11)
Total OTTI loss	(14)	(55)
Net amount of OTTI loss reclassified to/(from) AOCI	7	11
Net OTTI loss, credit-related	(7)	(44)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(23)	(15)
Net gain/(loss) on derivatives and hedging activities	26	(101)
Other	7	7
Total Other Income/(Loss)	$5	$(164)

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

Additional information about the OTTI loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Value.”

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

During 2013, net gains on derivatives and hedging activities totaled $26 million compared to net losses of $101 million in 2012. These amounts included income of $34 million and expense of $10 million resulting from net settlements on derivative instruments used in economic hedges in 2013 and 2012, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities.”

Other Expense. Other expenses were $128 million in 2013 compared to $134 million in 2012, primarily reflecting lower Finance Agency assessments.

Return on Average Equity. ROE was 5.36% in 2013, compared to 9.44% in 2012. This decrease reflected the decrease in net income in 2013 and higher average equity, which rose 11%, to $5.8 billion in 2013 from $5.2 billion in 2012.

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

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

Retained earnings related to the FHLBanks’ JCE Agreement totaled $189 million and $128 million at December 31, 2013 and 2012, respectively.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2014 to 2013 – Dividends and Retained Earnings.”

Financial Condition

Total assets were $75.8 billion at December 31, 2014, compared to $85.8 billion at December 31, 2013. Advances decreased by $5.4 billion, or 12%, to $39.0 billion at December 31, 2014, from $44.4 billion at December 31, 2013. MBS decreased by $2.9 billion, or 13%, to $19.6 billion at December 31, 2014, from $22.5 billion at December 31, 2013. Average total assets were $84.8 billion for 2014, a 3% decrease compared to $87.8 billion for 2013. Average advances were $45.1 billion for 2014, a 2% decrease from $45.9 billion for 2013. Average MBS were $21.1 billion for 2014, a 7% decrease from $22.5 billion for 2013.

Advances outstanding at December 31, 2014, included unrealized gains of $156 million, of which $67 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $89 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2013, included unrealized gains of $208 million, of which $95 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $113 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2013, to December 31, 2014, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $70.1 billion at December 31, 2014, a decrease of $10.0 billion from $80.1 billion at December 31, 2013, reflecting a decrease in consolidated obligations outstanding from $77.4 billion at December 31, 2013, to $68.9 billion at December 31, 2014, and a decrease in mandatory redeemable capital stock from $2.1 billion at December 31, 2013, to $0.7 billion at December 31, 2014. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s redemption and repurchase of excess capital stock during 2014. Average total liabilities were $79.1 billion for 2014, a 4% decrease compared to $82.0 billion for 2013. Average consolidated obligations were $76.4 billion for 2014 and $77.2 billion for 2013. The decrease in average liabilities reflected a decrease in average mandatorily redeemable capital stock and a decrease in average consolidated obligations.

Consolidated obligations outstanding at December 31, 2014, included unrealized losses of $308 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $31 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2013, included unrealized losses of $491 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $115 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2013, to December 31, 2014, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $847.2 billion at December 31, 2014, and $766.8 billion at December 31, 2013.

On December 10, 2014, Standard & Poor’s Rating Services (Standard & Poor’s) affirmed the long-term issuer credit ratings on all of the FHLBanks except the FHLBank of Seattle and on the senior unsecured debt issued by the FHLBank System at AA+, following the application of its revised nonbank financial institution methodology, which includes various U.S. government-related entities, including the FHLBanks. Standard & Poor’s also affirmed the long-term issuer credit rating of the FHLBank of Seattle at AA. The outlook for all ratings remains stable.

On August 1, 2014, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term senior ratings of the FHLBank System, the FHLBank of Des Moines, and the FHLBank of Seattle following the July 31, 2014, announcement that the FHLBanks of Des Moines and Seattle had entered into an exclusivity arrangement regarding a potential merger of the two FHLBanks. The outlook for all ratings remains stable.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of December 31, 2014, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

The Bank’s financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $6.9 billion, or 11%, to $55.4 billion (73% of total assets) at December 31, 2014, from $62.3 billion (73% of total assets) at December 31, 2013.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $166 million in 2014, a decrease of $9 million, or 5%, compared with $175 million in 2013. The decrease was primarily due to a decline in earnings on invested capital because of lower average capital balances and the lower interest rate environment, as well as lower earnings on non-MBS investments, partially offset by improved spreads on advances-related assets.

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

Adjusted net interest income for this segment represented 29%, 28%, and 35% of total adjusted net interest income for 2014, 2013, and 2012, respectively.

Members and nonmember borrowers prepaid $1,650 million of advances in 2014 compared to $365 million in 2013. Interest income was increased by net prepayment fees of $6 million in 2014 and $5 million in 2013.

Advances – The par value of advances outstanding decreased by $5.4 billion, or 12%, to $38.8 billion at December 31, 2014, from $44.2 billion at December 31, 2013. Average advances outstanding were $45.1 billion in 2014, a 2% decrease from $45.9 billion in 2013.

The decrease in advances outstanding was primarily attributable to a $6.9 billion net decrease in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers declined to $21.4 billion at December 31, 2014, from $28.3 billion at December 31, 2013. The decrease was partially offset by a $1.5 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances” for further information.) In total, 83 members increased their use of advances during 2014, while 68 borrowers decreased their advances borrowings.
The $5.4 billion decrease in advances outstanding primarily reflected a $6.7 billion decrease in fixed rate advances, partially offset by a $0.7 billion increase in adjustable rate advances and a $0.6 billion increase in variable rate advances.

The components of the advances portfolio at December 31, 2014 and 2013, are presented in the following table.

Advances Portfolio by Product Type

	2014		2013
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$7,068	19%	$6,378	15%
Adjustable – LIBOR, with caps and/or floors	56	—	—	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	100	—	124	—
Subtotal adjustable rate advances	7,224	19	6,502	15
Fixed	22,626	58	27,365	62
Fixed – amortizing	242	1	276	1
Fixed – with PPS(1)	3,991	10	6,193	14
Fixed – with caps and PPS(1)	425	1	200	—
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	324	1	231	1
Fixed – putable at Bank’s option	65	—	97	—
Fixed – putable at Bank’s option with PPS(1)	75	—	85	—
Subtotal fixed rate advances	27,752	71	34,451	78
Daily variable rate	3,854	10	3,234	7
Total par value	$38,830	100%	$44,187	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.3 billion and $12.8 billion as of December 31, 2014 and 2013, respectively. The decline in the total size of the non-MBS investment portfolio reflects lower balances of certificates of deposits, partially offset by higher balances of agency debentures and short-term securities purchased under agreements to resell.

Cash and Due from Banks – Cash and due from banks was $3.9 billion at December 31, 2014, a $1.0 billion decrease compared to December 31, 2013. Cash and due from banks is largely composed of cash held at the Federal Reserve Bank of San Francisco and can increase or decrease depending on other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $49.7 billion at December 31, 2014, from $56.6 billion at December 31, 2013. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

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

At December 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $17.8 billion were hedging advances, $35.0 billion were hedging consolidated obligations, and $2.4 billion were economically hedging trading securities. At December 31, 2013, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.8 billion, of which $21.3 billion were hedging advances, $48.2 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivative transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. The FOMC’s forward guidance regarding monetary policy was modified after the December 2014 meeting to reflect the FOMC’s intent to remain patient in adjusting the Federal funds target rate higher. As of December 31,

2014, rates on 3-month U.S. Treasury bills and 5-year U.S. Treasury notes declined while rates on 3-month LIBOR and 2-year U.S. Treasury notes increased compared with December 31, 2013.

Selected Market Interest Rates

Market Instrument	December 31, 2014	December 31, 2013
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.03	0.06
3-month LIBOR	0.26	0.25
2-year Treasury note	0.67	0.38
5-year Treasury note	1.65	1.74

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes relative to 3-month LIBOR, or to comparable term LIBOR if the term was less than 3 months, in 2014 and 2013. Lower 3-month LIBOR rates in 2014 compared to 2013 contributed to higher relative borrowing costs for both FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2014	December 31, 2013
Consolidated obligation bonds	–12.4	–14.2
Consolidated obligation discount notes (one month and greater)	–14.7	–18.0

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements.

At December 31, 2014, assets associated with this segment were $20.4 billion (27% of total assets), a decrease of $3.1 billion from $23.5 billion at December 31, 2013 (27% of total assets).

Adjusted net interest income for this segment was $410 million in 2014, a decrease of $39 million, or 9%, from $449 million in 2013. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans, partially offset by improved spreads on mortgage-related assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 71%, 72%, and 65% of total adjusted net interest income for 2014, 2013, and 2012, respectively.

MBS Investments – The Bank’s MBS portfolio was $19.6 billion at December 31, 2014, compared with $22.5 billion at December 31, 2013. During 2014, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $3.4 billion, partially offset by purchases of $0.2 billion of agency residential MBS and a $0.2 billion improvement in the fair value of PLRMBS classified as AFS. In 2014, average MBS investments were $21.1 billion, a decrease of $1.4 billion from $22.5 billion in 2013. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.) As of December 31, 2014, the Bank had approved four members as participating financial institutions and had purchased $4 million in eligible loans under the Original MPF product since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

As of December 31, 2014, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

The MPF Servicing Guide establishes the MPF Program requirements for loan servicing and servicer eligibility. At the time the Bank purchases loans under the MPF Program, the member selling the loans makes representations that all mortgage loans it delivers to the Bank have the characteristics of an investment quality mortgage. An investment quality mortgage is a loan that is made to a borrower from whom repayment of the debt can be expected, is adequately secured by real property, and was originated and is being serviced in accordance with the MPF Origination Guide and MPF Servicing Guide or an approved waiver.

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

Mortgage loan balances declined to $0.7 billion at December 31, 2014, from $0.9 billion at December 31, 2013, a decline of $0.2 billion. Average mortgage loans were $0.8 billion in 2014, a decrease of $0.3 billion from $1.1 billion in 2013.

At December 31, 2014 and 2013, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2014 and 2013, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2014	2013
MPF Plus	$653	$835
Original MPF	60	78
Subtotal	713	913
Unamortized premiums	6	10
Unamortized discounts	(10)	(16)
Mortgage loans held for portfolio	709	907
Less: Allowance for credit losses	(1)	(2)
Mortgage loans held for portfolio, net	$708	$905

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2014 and 2013. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2014	2013
Outstanding amounts wholly owned by the Bank	$462	$581
Outstanding amounts with participation interests by FHLBank:
San Francisco	251	332
Chicago	156	201
Total	$869	$1,114
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	4,111	4,819
Number of outstanding loans participated	5,013	5,929
Total number of loans outstanding	9,124	10,748

Under the Bank’s agreement with the FHLBank of Chicago, the credit risk is shared pro rata between the two FHLBanks according to: (i) their respective ownership of the loans in each master commitment for MPF Plus and (ii) their respective participation shares of the first loss account for the master commitment for Original MPF.

The Bank is responsible for credit oversight of the participating financial institution, which consists of monitoring the financial condition of the participating financial institution on a quarterly basis and holding collateral to secure the participating financial institution’s outstanding credit enhancement obligations. Monitoring of the participating financial institution’s financial condition includes an evaluation of its capital, assets, management, earnings, and liquidity.

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $3.1 billion to $20.4 billion at December 31, 2014, from $23.5 billion at December 31, 2013, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.1 billion at December 31, 2014, of which $4.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate agreements associated with the mortgage-related business, all of which were hedging or were associated with consolidated obligations funding the mortgage portfolio, totaled $8.8 billion at December 31, 2013.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance, which is described in “Item 1. Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources are governed by its capital plan.

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

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity and loan sale activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases and as it sells mortgage loans to the Bank. The activity-based capital stock requirement is currently 4.7% for outstanding advances and 5.0% for mortgage loans purchased and held by the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%. Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 million from $25 million, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement.

The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess capital stock, at the Bank’s discretion, if the borrower reduces its advances. The Bank may also allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

Total assets were $75.8 billion at December 31, 2014, compared to $86.4 billion at December 31, 2012. Advances decreased from $43.8 billion at December 31, 2012, to $39.0 billion at December 31, 2014. The contraction of advances resulted in corresponding decreases in consolidated obligations. Consolidated obligations decreased from $75.5 billion at December 31, 2012, to $68.9 billion at December 31, 2014. The contraction also resulted in a decrease in capital stock. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), decreased from $8.5 billion at December 31, 2012, to $4.0 billion at December 31, 2014. The Bank maintained its strong regulatory capital position while repurchasing $3.0 billion and $2.0 billion in excess capital stock during 2013 and 2014, respectively, and redeeming $502 million and $296 million in mandatorily redeemable capital stock in 2013 and 2014, respectively. Total excess capital stock was $1.1 billion as of December 31, 2014, compared to $5.5 billion as of December 31, 2012.

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

Capital

The Bank may repurchase some or all of a shareholder’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder's excess capital stock at the shareholder’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. Excess capital stock is defined as any capital stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank’s capital plan.

A member may schedule redemption of its excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. Capital stock may also become subject to redemption following a five-year redemption period after a member gives notice of intention to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination, or after a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity. Capital stock required to meet a withdrawing member’s membership capital stock requirement may only be redeemed at the end of the five-year redemption period, subject to statutory and regulatory limits and other conditions.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. In order to preserve capital in view of the possibility of future OTTI charges on the Bank’s PLRMBS portfolio, the Bank did not repurchase all excess capital stock, created primarily by declining advances balances, in 2014 and 2013. The Bank maintained its strong regulatory capital position while repurchasing $2.0 billion and $3.0 billion in excess capital stock during 2014 and 2013, respectively.

During 2014 and 2013, the Bank redeemed $296 million and $502 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

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

Excess capital stock totaled $1.1 billion as of December 31, 2014, and $2.4 billion as of December 31, 2013.

Provisions of the Bank’s capital plan are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2014 and 2013. The Bank’s risk-based capital requirement decreased to $3.2 billion at December 31, 2014, from $3.9 billion at December 31, 2013.

Regulatory Capital Requirements

	2014		2013
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,231	$6,356	$3,912	$7,925
Total regulatory capital	$3,032	$6,356	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.38%	4.00%	9.24%
Leverage capital	$3,790	$9,534	$4,289	$11,888
Leverage ratio	5.00%	12.58%	5.00%	13.86%

The Bank’s total regulatory capital ratio decreased to 8.38% at December 31, 2014, from 9.24% at December 31, 2013, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $2.0 billion in excess capital stock in 2014.

In light of the Bank’s strong regulatory capital position, the Bank plans to repurchase $750 million in excess capital stock on March 20, 2015. This repurchase, combined with the estimated redemption of up to $5 million in mandatorily redeemable capital stock during the first quarter of 2015, will reduce the Bank’s excess capital stock by up to $755 million. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board of Directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the Board of Directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank.

The Bank’s risk management framework includes a risk appetite statement, the risk policies, and related procedures and guidelines established by the Board of Directors and management to address and manage risk. These include both enterprise-wide risk policies and related procedures and guidelines.

The Risk Management Policy establishes risk limits, guidelines, and standards for credit risk, market risk, liquidity risk, operations risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLBank Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies. The Bank also establishes polices for capital risk management and compliance risk management.

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank’s ability to fulfill its mission and to meet ongoing business and profitability objectives as a result of external factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation; changes in the membership base and in member demand for Bank products; the concentration of borrowing among members; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; and significant adverse changes to the effectiveness and competitiveness of the Bank’s products, services, or business model associated with regulatory and legislative changes.
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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2014 and 2013.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of the West	$5,484	14%	$29	7%
First Republic Bank	5,275	13	86	20
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	3,000	8	54	13
JPMorgan Chase Bank, National Association(2)	819	2	7	2
Subtotal JPMorgan Chase & Co.	3,819	10	61	15
Bank of America California, N.A.	3,500	9	18	4
OneWest Bank, N.A.	3,364	9	28	6
Subtotal	21,442	55	222	52
Others	17,388	45	209	48
Total par value	$38,830	100%	$431	100%

December 31, 2013
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$7,750	18%	$15	3%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	76	16
JPMorgan Chase Bank, National Association(2)	835	2	8	2
Subtotal JPMorgan Chase & Co.	5,960	13	84	18
First Republic Bank	5,150	12	70	15
Bank of the West	4,933	11	30	6
OneWest Bank, FSB	4,501	10	41	9
Subtotal	28,294	64	240	51
Others	15,893	36	234	49
Total par value	$44,187	100%	$474	100%

(1)
Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

(2)	Nonmember institution.

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

If these institutions were to prepay the advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s financial performance and dividend rate. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Under the Bank’s capital plan, the Bank may repurchase some or all of a shareholder’s excess capital stock and any excess mandatorily redeemable capital stock at the Bank’s discretion, subject to certain statutory and regulatory requirements.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2014 and 2013.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2014
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$570	80%	6,269	69%
OneWest Bank, N.A.	84	12	2,124	23
Subtotal	654	92	8,393	92
Others	59	8	731	8
Total	$713	100%	9,124	100%

December 31, 2013
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$715	78%	7,355	69%
OneWest Bank, FSB	120	13	2,510	23
Subtotal	835	91	9,865	92
Others	78	9	883	8
Total	$913	100%	10,748	100%

(1)	Nonmember institution.

Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating financial institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, N.A. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 16 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2014 and 2013, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM, and other assets such as securities purchased under agreements to resell and Federal funds sold.

Investments: Portfolio Concentration

	2014		2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Certificates of deposits(1)	$—	$—	$1,660	$1,660
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	328	283	416	316
GSEs:
Federal Farm Credit Bank (FFCB) bonds	3,513	3,513	3,194	3,194
Total non-MBS	3,841	3,796	5,270	5,170
MBS:
Other U.S. obligations:
Ginnie Mae(1)	1,524	1,537	1,589	1,547
GSEs:
Freddie Mac	4,517	4,566	5,250	5,213
Fannie Mae	5,313	5,428	6,331	6,395
Total GSEs	9,830	9,994	11,581	11,608
PLRMBS:
Bank of America Corporation	824	820	943	938
Bear Stearns Companies Inc.	667	666	—	—
Countrywide Financial Corporation	1,283	1,282	1,439	1,437
IndyMac Bank, F.S.B.	1,121	1,134	1,254	1,270
Lehman Brothers Inc.	1,376	1,370	1,580	1,571
UBS AG	741	736	821	814
Other(1)	2,239	2,217	3,285	3,252
Total PLRMBS	8,251	8,225	9,322	9,282
Total MBS	19,605	19,756	22,492	22,437
Total securities	23,446	23,552	27,762	27,607
Securities purchased under agreements to resell:
Nomura Securities Intl., Inc.	1,000	1,000	—	—
Federal funds sold:
Australia & New Zealand Bank Group	—	—	1,058	1,058
Bank of Nova Scotia	744	744	—	—
Bank of Tokyo-Mitsubishi UFJ	744	744	907	907
National Australia Bank	—	—	907	907
Nordea Bank Finland	1,116	1,116	—	—
Rabobank Nederland	744	744	—	—
Royal Bank of Canada	744	744	—	—
Toronto Dominion Bank	868	868	1,058	1,058
Other Federal funds sold(1)	2,543	2,543	3,568	3,568
Total Federal funds sold	7,503	7,503	7,498	7,498
Total investments	$31,949	$32,055	$35,260	$35,105

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2014 or 2013.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2014		2013
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$577	14%	$1,279	23%
Banamex USA	2	—	1	—
Subtotal Citigroup Inc.	579	14	1,280	23
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	268	7	594	11
JPMorgan Chase Bank, National Association(1)	68	2	77	1
Subtotal JPMorgan Chase & Co.	336	9	671	12
Subtotal	915	23	1,951	35
Others	3,082	77	3,580	65
Total	$3,997	100%	$5,531	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Derivatives Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2014 and 2013.

Concentration of Derivative Counterparties

(Dollars in millions)	2014			2013
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
JPMorgan Chase Bank, National Association	A	$7,439	12%	A	$7,852	10%
Morgan Stanley Capital Services	BBB	6,957	11	BBB	8,362	10
BNP Paribas	A	4,471	7	A	7,808	10
Subtotal		18,867	30		24,022	30
Others	At least BBB	18,511	30	At least A	26,466	32
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	14,290	23	A	20,414	25
Deutsche Bank Securities Inc.	A	10,629	17	A	10,668	13
Subtotal		24,919	40		31,082	38
Total		$62,297	100%		$81,570	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2014 and 2013. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following December 31, 2014 and 2013. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2014		As of December 31, 2013
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Demand deposits	$845	$845	$590	$590
Maturing member term deposits	—	—	—	1
Discount note and bond maturities and expected exercises of bond call options	2,420	24,730	4,203	23,509
Subtotal obligations due	3,265	25,575	4,793	24,100
Sources of available funds:
Maturing investments	8,155	9,305	3,577	9,387
Cash at Federal Reserve Bank of San Francisco	3,919	3,919	4,905	4,905
Proceeds from scheduled settlements of discount notes and bonds	3	3	1,625	1,640
Maturing advances and scheduled prepayments	4,837	11,142	4,974	11,191
Subtotal sources of available funds	16,914	24,369	15,081	27,123
Net funds available	13,649	(1,206)	10,288	3,023
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	16,643	—	19,574
FFCB bonds	3,443	3,149	3,130	3,052
Subtotal contingent sources of funds	3,443	19,792	3,130	22,626
Total contingent funds available	$17,092	$18,586	$13,418	$25,649

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

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2014.

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

The Bank determines the maximum amount and maximum term of the advances it will make to an insurance company based on an ongoing risk assessment that considers the member's financial and regulatory standing and other qualitative information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from one to ten, with one as the highest credit quality rating. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks associated with insurance companies, including risks related to the resolution process for insurance companies, which is significantly different from the resolution processes established for the Bank’s insured depository members.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2014 was $1,108 million.

Under the Bank’s written lending agreements with its borrowers, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for the borrower to pledge additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding to the borrower, and requiring the delivery of all pledged collateral. In addition, if a borrower fails to repay any advance or is otherwise in default on its obligations to the Bank, the Bank may foreclose on and liquidate the borrower’s collateral and apply the proceeds toward repayment of the borrower’s obligations to the Bank. The Bank’s collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the borrower’s collateral at the time of liquidation, and other factors could affect the amount of proceeds the Bank is able to realize from liquidating a borrower’s collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral it continued to hold and apply those proceeds toward repayment of the borrower’s obligations to the Bank.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2014 and 2013. During 2014, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	254	157	$38,375	$166,407	23%
4-6	85	38	5,746	19,753	29
7-10	10	4	46	71	65
Subtotal	349	199	44,167	186,231	24
CDFIs	5	3	77	92	84
Total	354	202	$44,244	$186,323	24%

December 31, 2013
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	224	135	$37,451	$141,076	27%
4-6	119	60	10,269	21,969	47
7-10	17	5	44	133	33
Total	360	200	47,764	163,178	29
CDFIs	4	2	30	37	81
Total	364	202	$47,794	$163,215	29%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,178	$3,331
11% – 25%	7	181	226
26% – 50%	18	11,693	21,584
More than 50%	167	29,192	161,182
Total	202	$44,244	$186,323

December 31, 2013
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$42	$44
11% – 25%	13	4,805	5,983
26% – 50%	23	13,862	21,433
More than 50%	163	29,085	135,755
Total	202	$47,794	$163,215

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity increased in 2014 because of improvement in collateral values and member credit quality. Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2014, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2014 and 2013.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2014		2013
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$461	$472	$484	$481
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,541	3,474	3,156	3,059
Agency pools and collateralized mortgage obligations	8,696	8,379	10,029	9,543
PLRMBS – publicly registered investment-grade-rated senior tranches	2	1	4	1
Private-label commercial MBS – publicly registered AAA-rated subordinated tranches	—	—	83	68
Term deposits with the Bank	—	—	1	1
Total	$12,700	$12,326	$13,757	$13,153

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

As of December 31, 2014, of the loan collateral pledged to the Bank, 40% was pledged by 33 institutions by specific identification, 43% was pledged by 143 institutions under a blanket lien with detailed reporting, and 17% was pledged by 108 institutions under a blanket lien with summary reporting.

The Bank monitors each borrower’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral reflect the assigned value of the collateral and a margin for the costs and risks of liquidation. The Bank reviews the margins for loan collateral regularly and may adjust them at any time as market conditions change.

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

As of December 31, 2014, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2014 and 2013.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2014		2013
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$106,467	$90,942	$98,377	$78,992
Second lien residential mortgage loans and home equity lines of credit	29,133	14,997	31,344	8,968
Multifamily mortgage loans	20,820	17,366	21,162	17,131
Commercial mortgage loans	54,707	39,144	47,780	32,326
Loan participations(1)	13,141	10,698	16,540	11,843
Small business, small farm, and small agribusiness loans	3,123	776	2,956	709
Other	106	74	135	93
Total	$227,497	$173,997	$218,294	$150,062

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2014 and 2013, the unpaid principal balance of these loans totaled $14 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product.

As of December 31, 2014, the Bank had approved four members as participating financial institutions and had purchased $4 million in eligible loans under the Original MPF product since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions members under the Original MPF and MPF Plus products. The participating financial institutions originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally have a credit risk exposure at the time of purchase equivalent to assets rated AA, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

4.
Losses in excess of the first loss account for each master commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating financial institution's credit enhancement obligation at the time losses are incurred.

5.	Losses in excess of the first loss account and the participating financial institution's remaining credit enhancement for the master commitment, if any, are incurred by the Bank.

The first loss account provided by the Bank is a memorandum account, a record-keeping mechanism the Bank uses to track the amount of potential expected losses for which it is liable on each master commitment (before the participating financial institution's credit enhancement is used to cover losses).

The credit enhancement amount for each master commitment, together with any primary mortgage insurance coverage, is sized to limit the Bank’s credit losses in excess of the first loss account to those that would be expected on an equivalent investment with a long-term credit rating of AA at the time of purchase, as determined by the MPF Program methodology. As required by the AMA regulation, a nationally recognized statistical rating organization (NRSRO) confirms that the MPF Program methodology would provide an analysis of each master commitment that was “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the first loss account and the participating financial institution's credit enhancement obligation on mortgage loans purchased under any master commitment as an investor would have of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

Before delivering loans for purchase under the MPF Program, each participating financial institution submits data on the individual loans to the FHLBank of Chicago, which calculates the loan level credit enhancement needed. The rating agency model used considers many characteristics, such as loan-to-value ratio, property type, loan purpose, borrower credit scores, level of loan documentation, and loan term, to determine the loan level credit enhancement. The resulting credit enhancement amount for each loan purchased is accumulated under a master commitment to establish a pool level credit enhancement amount for the master commitment.

The Bank’s mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: Original MPF and MPF Plus, which differ from each other in the way the amount of the first loss account is determined, the options available for covering the participating financial institution's credit enhancement obligation, and the fee structure for the credit enhancement fees.

Under Original MPF, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the first loss account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first loss account for that master commitment up to the amount accumulated in the first loss account at that time. Over time, the first loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first loss account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. The Bank had de minimis losses in 2014, 2013, and 2012 on the sale of real estate owned (REO) property acquired as a result of foreclosure on MPF Original loans. The Bank recovered all losses through available credit enhancement fees, except for de minimis losses in excess of available credit enhancement on the sale of one property in 2013 and one property in 2012. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the NRSRO rating equivalent in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate first loss account for all participating financial institutions for Original MPF totaled $1 million for the years ended December 31, 2014, 2013, and 2012.

The participating financial institution’s credit enhancement obligation under Original MPF must be collateralized by the participating financial institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating financial institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the master commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.1 million in 2014, $0.1 million in 2013, and $0.1 million in 2012 for Original MPF loans.

Under MPF Plus, the first loss account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the first loss account was negotiated for each master commitment. The participating financial institution provides credit enhancement for loans sold to the Bank under MPF Plus by maintaining a supplemental mortgage insurance (SMI) policy that equals its credit enhancement obligation. The amount of required credit enhancement is recalculated annually. Because the MPF Plus product provides that the requirement may only be reduced (and not increased), the SMI coverage could be reduced as a result of the annual recalculation of the required credit enhancement.

Typically, the amount of the first loss account is equal to the deductible on the SMI policy. However, the SMI policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the SMI policy and special hazard losses may reduce the amount of the first loss account without reducing the deductible on the SMI policy. If the deductible on the SMI policy has not been met and the pool incurs credit losses that exceed the amount of the first loss account, those losses will be allocated to the Bank until the SMI policy deductible has been met. Once the deductible has been met, the SMI policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. If the SMI provider's claims-paying ability rating falls below a specified level, the participating financial institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating financial institution its performance-based credit enhancement fee. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the SMI policy (or the substitute credit enhancement provided by the participating financial institution), all credit losses on loans not covered by the policy, and all special hazard losses, if any.

Three of the six master commitments (totaling $0.5 billion) continue to rely on SMI coverage for a portion of their credit enhancement obligation, which is provided by two SMI companies and totals $17 million. The claims-paying ability ratings of these two SMI companies are below the AA rating required for the program; both are rated BB–. The participating financial institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.5 billion) did not achieve AA credit equivalency solely because the SMI company was rated BB–.

At December 31, 2014, the deductibles under the SMI policies totaled approximately 28% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. At December 31, 2013, the deductibles under the SMI policies totaled approximately 23% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating financial institutions or their affiliates at December 31, 2014 and 2013.

The first loss account for MPF Plus for the years ended December 31, 2014, 2013, and 2012 was as follows:

First Loss Account for MPF Plus

(In millions)	2014	2013	2012
Balance, beginning of the period	$10	$11	$12
Amount accumulated during the period	—	(1)	(1)
Balance, end of the period	$10	$10	$11

Under MPF Plus, the Bank pays the participating financial institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the first loss account established for each master commitment. If losses up to the full amount of the first loss account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective master commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each master commitment to enable the Bank to collect performance-based credit enhancement fees equal to the full amount of the first loss account established for each MPF Plus master commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank reduced net interest income for credit enhancement fees totaling $0.4 million in 2014, $0.6 million in 2013, and $0.9 million in 2012 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $0.1 million and $0.1 million at December 31, 2014 and 2013, respectively.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on its estimate of probable credit losses in the portfolio as of the Statements of Condition date.

Mortgage Loans Evaluated at the Individual Master Commitment Level – The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Individually Evaluated Mortgage Loans – Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions or automated valuation models based on property characteristics as well as recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity of the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing price changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each master commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2014, 2013, and 2012, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2014	2013	2012
Balance, beginning of the period	$2	$3	$6
(Charge-offs)/recoveries	(1)	—	(2)
Provision for/(reversal of) credit losses	—	(1)	(1)
Balance, end of the period	$1	$2	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.05)%	(0.07)%	(0.08)%

The decline in the estimated allowance for credit losses during 2014 is primarily due to gradually improving property values and the charge-off of realized losses on liquidated loans.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2014	2013
Allowance for credit losses, end of the period
Individually evaluated for impairment	$1	$2
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$1	$2
Recorded investment, end of the period
Individually evaluated for impairment	$20	$27
Collectively evaluated for impairment	692	884
Total recorded investment	$712	$911

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2014			2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$14	$14	$—	$20	$20	$—
With an allowance	6	6	1	7	7	2
Total	$20	$20	$1	$27	$27	$2

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2014	2013
With no related allowance	$17	$19
With an allowance	7	11
Total	$24	$30

For the three MPF Plus master commitments that still rely on SMI for a portion of their credit enhancement obligation, the external ratings of the SMI providers have declined since the loans were purchased. Because the relevant participating financial institutions have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance-based credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the participating financial institutions, they cannot be withheld to offset a loss. Instead, the Bank is accounting for the performance-based credit enhancement fees as income and has now begun to directly recognize the potential loan losses in the related loan loss allowance account.

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” and “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses.”

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of December 31, 2014 and 2013.

Mortgage Loan Delinquencies

	2014	2013
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$12	$14
60 – 89 days delinquent	5	7
90 days or more delinquent	22	27
Total past due	39	48
Total current loans	673	863
Total mortgage loans	$712	$911
In process of foreclosure, included above(2)	$11	$17
Nonaccrual loans	$22	$27
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.12%	3.00%

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

For 2014, 2013, and 2012, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2014	2013	2012
Interest contractually due on nonaccrual loans during the period	$1	$1	$2
Interest recognized in income for nonaccrual loans during the period	—	—	—
Shortfall	$1	$1	$2

Delinquencies amounted to 5.54% of the total loans in the Bank’s portfolio as of December 31, 2014, and 5.27% of the total loans in the Bank’s portfolio as of December 31, 2013. The increase in the delinquency ratio was primarily due to the decline in the mortgage loan portfolio balance because of principal repayments. The weighted average age of the Bank’s MPF portfolio was 135 months as of December 31, 2014, and 124 months as of December 31, 2013.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed

40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2.3 million as of December 31, 2014, and $0.8 million as of December 31, 2013. During 2014 and 2013, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

At December 31, 2014, the Bank’s other assets included $2.5 million of REO resulting from the foreclosure of 23 mortgage loans held by the Bank. At December 31, 2013, the Bank’s other assets included $2.7 million of REO resulting from the foreclosure of 27 mortgage loans held by the Bank.

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

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
December 31, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$303	$25	$—	$—	$328
GSEs:
FFCB bonds	—	3,513	—	—	—	—	3,513
Total non-MBS	—	3,513	303	25	—	—	3,841
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,524	—	—	—	—	1,524
GSEs:
Freddie Mac	—	4,517	—	—	—	—	4,517
Fannie Mae	—	5,282	19	—	12	—	5,313
Total GSEs	—	9,799	19	—	12	—	9,830
PLRMBS:
Prime	—	—	3	384	1,336	2	1,725
Alt-A, option ARM	—	—	—	—	1,079	—	1,079
Alt-A, other	10	1	76	187	5,171	2	5,447
Total PLRMBS	10	1	79	571	7,586	4	8,251
Total MBS	10	11,324	98	571	7,598	4	19,605
Total securities	10	14,837	401	596	7,598	4	23,446
Securities purchased under agreements to resell	—	1,000	—	—	—	—	1,000
Federal funds sold(2)	—	3,528	3,929	46	—	—	7,503
Total investments	$10	$19,365	$4,330	$642	$7,598	$4	$31,949

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

(2)
Includes $300 million and $100 million at December 31, 2014 and 2013, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

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

Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	6
	A	9	18	3
	BBB	—	6	Overnight
Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

(1)	Long-term credit ratings are based on the lowest of Moody’s, Standard & Poor's, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.

(2)	Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

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

As of December 31, 2014, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 93% of the Bank’s total unsecured investment credit exposure in Federal funds sold.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2014, 47% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2014
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$300	$145	$46	$491
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	300	145	46	491
U.S. branches and agency offices of foreign commercial banks:
Australia	500	—	—	500
Canada	1,612	1,739	—	3,351
Finland	1,116	—	—	1,116
Japan	—	1,301	—	1,301
Netherlands	—	744	—	744
Total U.S. branches and agency offices of foreign commercial banks	3,228	3,784	—	7,012
Total unsecured credit exposure	$3,528	$3,929	$46	$7,503

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2014.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2014. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $300 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

As of December 31, 2014, the contractual maturity of the Bank’s unsecured investment credit exposure was 2 days through 30 days.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2014, all of the bonds were rated at least BBB by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2014, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At December 31, 2014, the Bank’s MBS portfolio was 307% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS portfolio declines below 300% of Bank capital, but the Bank is not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At December 31, 2014, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2014, the Bank’s investment in MBS had gross unrealized losses totaling $280 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2014, all of the gross unrealized losses on its agency MBS are temporary.

In 2009, the FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for all PLRMBS and for certain home equity loan investments, including home equity asset-backed securities. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans are outside the scope of the FHLBanks' OTTI Committee and are analyzed for OTTI by each individual FHLBank owning securities backed by such collateral. The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

The Bank’s evaluation of its PLRMBS for OTTI includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each security on an individual basis, the structure of the security, and certain assumptions approved by the FHLBanks' OTTI Committee and by the Bank. These assumptions may include the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to have incurred a credit-related OTTI.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at December 31, 2014:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	4	$119	$(1)	4	$119	$(3)
Alt-A, other	10	207	—	12	313	(2)
Total	14	$326	$(1)	16	$432	$(5)

(1)	Amounts are for the three months ended December 31, 2014.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$181	$—	$181
2007	—	—	—	—	447	—	447
2006	—	—	—	—	74	—	74
2005	—	—	—	25	67	—	92
2004 and earlier	—	—	3	357	657	2	1,019
Total Prime	—	—	3	382	1,426	2	1,813
Alt-A, option ARM
2007	—	—	—	—	1,003	—	1,003
2006	—	—	—	—	175	—	175
2005	—	—	—	—	227	—	227
Total Alt-A, option ARM	—	—	—	—	1,405	—	1,405
Alt-A, other
2008	—	—	—	—	124	—	124
2007	—	—	—	—	1,640	—	1,640
2006	—	—	28	—	689	—	717
2005	—	—	17	—	2,810	—	2,827
2004 and earlier	10	1	31	187	585	2	816
Total Alt-A, other	10	1	76	187	5,848	2	6,124
Total par value	$10	$1	$79	$569	$8,679	$4	$9,342

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2014, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2014
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$166	$166
2007	—	—	385	385
2006	—	—	31	31
2005	—	—	30	30
2004 and earlier	—	—	70	70
Total Prime	—	—	682	682
Alt-A, option ARM
2007	—	—	1,003	1,003
2006	—	—	175	175
2005	—	—	213	213
Total Alt-A, option ARM	—	—	1,391	1,391
Alt-A, other
2008	—	—	124	124
2007	—	—	1,563	1,563
2006	28	—	689	717
2005	—	—	2,800	2,800
2004 and earlier	2	23	277	302
Total Alt-A, other	30	23	5,453	5,506
Total par value	$30	$23	$7,526	$7,579

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(In millions)
December 31, 2014
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$156	$—	$168	$—	$—	$—	18.98%	30.00%	15.93%
2007	368	9	372	(6)	5	(1)	15.86	22.57	4.54
2006	65	1	68	(1)	—	(1)	14.69	12.54	4.12
2005	91	2	90	—	—	—	12.36	11.97	14.85
2004 and earlier	1,018	19	1,001	—	—	—	8.00	4.45	11.83
Total Prime	1,698	31	1,699	(7)	5	(2)	11.53	12.18	10.28
Alt-A, option ARM
2007	825	36	811	—	—	—	27.49	44.16	18.10
2006	124	5	140	—	—	—	24.87	44.88	8.99
2005	96	3	127	—	—	—	23.39	22.77	6.20
Total Alt-A, option ARM	1,045	44	1,078	—	—	—	26.50	40.80	15.04
Alt-A, other
2008	121	2	119	—	—	—	12.01	31.80	24.32
2007	1,421	54	1,425	(4)	3	(1)	22.85	27.08	12.40
2006	536	—	605	—	—	—	21.79	18.46	2.38
2005	2,549	108	2,497	(3)	2	(1)	15.34	14.09	6.53
2004 and earlier	813	21	802	—	—	—	13.18	8.10	16.93
Total Alt-A, other	5,440	185	5,448	(7)	5	(2)	17.75	17.64	9.36
Total	$8,183	$260	$8,225	$(14)	$10	$(4)	17.86%	20.07%	10.40%

(1)	Amounts are for the twelve months ended December 31, 2014.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2014.

Significant Inputs to OTTI Credit Analysis for All PLRMBS
(In millions)
December 31, 2014
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	14.1	12.9	33.0	19.3
2007	10.5	3.3	31.8	9.9
2006	12.9	11.1	33.4	12.3
2005	16.3	5.0	31.3	13.2
2004 and earlier	18.3	3.6	30.4	11.3
Total Prime	16.7	6.0	31.2	13.0
Alt-A, option ARM
2007	6.0	38.7	41.0	18.1
2006	5.4	39.1	41.9	9.0
2005	7.0	25.9	38.3	6.2
Total Alt-A, option ARM	6.0	36.7	40.7	15.0
Alt-A, other
2007	14.2	25.6	37.9	7.6
2006	13.3	23.4	41.7	9.4
2005	15.3	14.2	38.0	6.7
2004 and earlier	16.3	11.2	31.7	17.0
Total Alt-A, other	14.9	18.1	37.7	8.8
Total	13.8	19.1	37.2	10.4

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

The following table presents PLRMBS in a loss position at December 31, 2014.

PLRMBS in a Loss Position at December 31, 2014

(In millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate
Prime	$1,102	$1,085	$1,081	$31	10.03%
Alt-A, option ARM	732	637	594	44	25.46
Alt-A, other	3,151	2,967	2,799	185	16.38
Total	$4,985	$4,689	$4,474	$260	16.31%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Prime
2008	92.36%	92.22%	92.82%	93.56%	91.67%
2007	83.38	86.00	84.32	81.17	80.36
2006	91.51	91.82	94.26	93.97	92.56
2005	97.78	98.23	97.72	97.26	97.01
2004 and earlier	98.24	98.75	98.83	98.52	98.14
Weighted average of all Prime	93.70	94.67	94.48	93.64	93.01
Alt-A, option ARM
2007	80.82	81.14	80.00	78.53	77.90
2006	79.83	79.33	79.29	77.30	75.71
2005	56.16	56.01	52.24	50.35	47.44
Weighted average of all Alt-A, option ARM	76.72	76.84	75.39	73.78	72.66
Alt-A, other
2008	96.33	93.86	94.47	95.42	93.74
2007	86.85	87.08	84.69	85.01	83.76
2006	84.45	84.70	84.92	83.68	82.84
2005	88.29	88.90	88.45	87.36	86.80
2004 and earlier	98.31	98.56	98.83	98.09	97.60
Weighted average of all Alt-A, other	88.95	89.33	88.57	87.94	87.17
Weighted average of all PLRMBS	88.03%	88.52%	87.81%	87.04%	86.28%

The Bank determined that, as of December 31, 2014, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2014, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2014. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for uncleared derivatives credit exposure. Over-the-counter derivatives may be either entered into directly with a counterparty (uncleared derivatives) or executed either with an executing dealer or on a swap execution facility and then cleared through a futures commission merchant (clearing agent) with a derivatives clearing organization (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

Uncleared Derivatives. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits, or (ii) set at zero (subject to a minimum transfer amount).

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2014.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2014.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$148	$1	$—	$—	$1
A	7,439	166	(164)		2
Cleared derivatives(2)	10,629	79	(65)	—	14
Liability positions with credit exposure:
Uncleared derivatives
A	50	—	—	—	—
Cleared derivatives(2)	14,290	(10)	27	—	17
Total derivative positions with credit exposure to nonmember counterparties	32,556	$236	$(202)	$—	$34
Derivative positions without credit exposure	29,741
Total notional	$62,297

December 31, 2013
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$8	$—	$—	$—	$—
A	12,739	332	(255)	(71)	6
Cleared derivatives(2)	31,082	14	7	—	21
Liability positions with credit exposure:
Uncleared derivatives
A	4,404	(36)	37	—	1
Total derivative positions with credit exposure to nonmember counterparties	48,233	$310	$(211)	$(71)	$28
Derivative positions without credit exposure	33,337
Total notional	$81,570

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

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

The Bank’s Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low adverse exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk. See “Total Bank Market Risk” below.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and adjusted return on capital sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” Compliance with Bank policies and guidelines is reviewed by the Bank’s Board of Directors on a regular basis, along with a corrective action plan if applicable.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. Effective December 31, 2014, the Bank’s net portfolio value of capital sensitivity policy limits were modified to reflect the resumption of the Bank’s participation in the MPF Program. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of December 31, 2014.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2014	December 31, 2013
+200 basis-point change above current rates	–2.7%	–3.7%
+100 basis-point change above current rates	–1.2	–1.7
–100 basis-point change below current rates(2)	+2.6	+1.5
–200 basis-point change below current rates(2)	+6.4	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2014, show a decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of December 31, 2014, were 12 basis points higher for the 1-year term, 1 basis point lower for the 5-year term, and

78 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of December 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2014, show a decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2014	December 31, 2013
+200 basis-point change above current rates	–2.7%	–3.7%
+100 basis-point change above current rates	–1.1	–1.6
–100 basis-point change below current rates(2)	+1.9	+0.7
–200 basis-point change below current rates(2)	+4.3	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 167.9% as of December 31, 2014.

Adjusted Return on Capital – The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ JCE Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders.

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. In both the upward and downward shift scenarios, the adjusted return on capital for the projected 12-month horizon is not expected to deteriorate relative to the base case environment.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was less than one month at December 31, 2014, and one month at December 31, 2013.

Total Bank Duration Gap Analysis

	December 31, 2014		December 31, 2013
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$75,807	10	$85,774	11
Liabilities	70,114	10	80,065	10
Net	$5,693	—	$5,709	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing capital (capital stock, including mandatorily redeemable capital stock, and retained earnings). The Bank’s strategy is generally to invest 50% of capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (a laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess capital stock. Excess capital stock usually results from a decline in a borrower’s outstanding advances or by a membership termination. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in a laddered portfolio of investments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2014 and 2013.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2014	December 31, 2013
+200 basis-point change	–1.6%	–2.1%
+100 basis-point change	–0.7	–1.0
–100 basis-point change(2)	+2.0	+1.0
–200 basis-point change(2)	+5.0	+2.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2014, generally show a small decrease in adverse sensitivity in the rising rate scenarios and greater sensitivity in the declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. LIBOR interest rates as of December 31, 2014, were 12 basis points higher for the 1-year term, 1 basis point lower for the 5-year term, and 78 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of December 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2014 and 2013. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2014, show a decrease in adverse sensitivity in rising rate scenarios and greater sensitivity in declining rate scenarios compared with the estimates as of December 31, 2013. The change in sensitivity in the declining rate scenarios is primarily related to the impact of slower projected mortgage prepayment speeds and increased leverage. The slower mortgage prepayment speeds are primarily related to slower estimates of mortgage prepayments by borrowers that have experienced past opportunities to refinance, but have not. These types of borrowers are now considered less likely to prepay in the future. The effect of excess capital stock repurchases also increased sensitivity because sensitivities are expressed as a percentage of capital and the level of capital declined. The impact of the slower mortgage prepayment speeds and increased leverage were mitigated in the rising rate scenarios primarily as a result of rebalancing actions implemented in the mortgage portfolio. In addition, the decrease in long-term interest rates contributed to the decrease in adverse sensitivity in the rising rate scenarios. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of December 31, 2014, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2013.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2014	December 31, 2013
+200 basis-point change above current rates	–1.7%	–2.3%
+100 basis-point change above current rates	–0.7	–1.0
–100 basis-point change below current rates(2)	+1.3	+0.2
–200 basis-point change below current rates(2)	+3.1	–0.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Interest Rate Exchange Agreements. A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its ordinary course of business, including its lending, investment, and funding activities.

The Bank uses interest rate exchange agreements to implement the following hedging strategies for addressing market risk:

•	To convert fixed rate advances to LIBOR-indexed adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates.

•	To convert non-LIBOR-indexed advances to LIBOR-indexed adjustable rate structures, which reduces the Bank’s exposure to basis risk from non-LIBOR interest rates.

•
To convert fixed rate consolidated obligations to LIBOR-indexed adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable LIBOR-indexed adjustable rate debt instrument, allowing the Bank to reduce its funding costs.)

•	To convert non-LIBOR-indexed consolidated obligations to LIBOR-indexed adjustable rate structures, which reduces the Bank’s exposure to basis risk from non-LIBOR interest rates.

•	To reduce the interest rate sensitivity and modify the repricing frequency of assets and liabilities.

•	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on consolidated obligations.

•
To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.

•	To offset an embedded option in an advance.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2014 and 2013.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2014	December 31, 2013
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$9,883	$12,448
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	200	—
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,716	1,926
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,892	6,826
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	156	130
Subtotal Economic Hedges(1)			7,964	8,882
Total			17,847	21,330
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	15,885	17,877
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	6,340	1,163
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,425	1,350
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,175	5,823
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	3,545
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	255	860
Subtotal Economic Hedges(1)			10,595	12,741
Total			26,480	30,618

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2014	December 31, 2013
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	2,250	1,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	3,175	5,830
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	4,148	3,097
Subtotal Economic Hedges(1)			7,323	8,927
Total			9,573	9,997
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,670	1,025
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	1,899	15,048
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	315	280
Total			3,884	16,353
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	2,363	2,942
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	—
Total			4,513	2,942
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivative dealer counterparties	Economic Hedge(1)	—	330
Total			—	330
Total Notional Amount			$62,297	$81,570

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). An economic hedge introduces the potential for earnings variability caused by changes in the fair value of the derivatives that are recorded in the Bank’s income but are not offset by corresponding changes in the value of the economically hedged assets and liabilities. Finance Agency regulations and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

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

At December 31, 2014, the total notional amount of interest rate exchange agreements outstanding was $62.3 billion, compared with $81.6 billion at December 31, 2013. The $19.3 billion decrease in the notional amount of derivatives during 2014 was primarily due to a $12.5 billion decrease in interest rate exchange agreements hedging discount notes, a $4.6 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a $3.5 billion decrease in interest rate exchange agreements hedging advances, a $0.6 billion decrease in interest rate exchange agreements hedging FFCB bonds, and a $0.3 billion decrease in interest rate exchange agreements hedging intermediary positions, partially offset by a $2.2 billion increase in interest rate exchange agreements hedging MBS investments. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2014 and 2013.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,883	$(62)	$62	$—	$—
Non-callable bonds	15,885	307	(309)	—	(2)
Callable bonds	2,250	4	9	—	13
Subtotal	28,018	249	(238)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	7,964	(69)	—	76	7
Non-callable bonds	10,595	43	—	(12)	31
Callable bonds	7,323	(31)	—	54	23
Discount notes	3,884	1	—	—	1
FFCB bonds	2,363	—	—	—	—
MBS	2,150	9	—	—	9
Subtotal	34,279	(47)	—	118	71
Total excluding accrued interest	62,297	202	(238)	118	82
Accrued interest	—	20	(38)	2	(16)
Total	$62,297	$222	$(276)	$120	$66

December 31, 2013
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$12,448	$(87)	$87	$—	$—
Non-callable bonds	17,877	490	(491)	—	(1)
Callable bonds	1,070	(8)	13	—	5
Subtotal	31,395	395	(391)	—	4
Not qualifying for hedge accounting (economic hedges):
Advances	8,882	(107)	—	96	(11)
Non-callable bonds	12,741	73	—	(17)	56
Callable bonds	8,927	(74)	—	142	68
Discount notes	16,353	13	—	—	13
FFCB bonds	2,942	(1)	—	—	(1)
Intermediated	330	—	—	—	—
Subtotal	50,175	(96)	—	221	125
Total excluding accrued interest	81,570	299	(391)	221	129
Accrued interest	—	19	(33)	7	(7)
Total	$81,570	$318	$(424)	$228	$122

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

Allowance for Credit Losses

The Bank has developed and documented a methodology for determining an allowance for credit losses, where applicable, for:

•	advances, letters of credit, and other extensions of credit, collectively referred to as “credit products,”

•	MPF loans held for portfolio,

•	term securities purchased under agreements to resell, and

•	term Federal funds sold.

The allowance for credit losses for credit products and mortgage loans acquired under the MPF Program represents the Bank’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because the Bank’s evaluation of the adequacy of the provision is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are subject to change. The Bank’s assumptions and judgments in estimating its allowance for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Credit Products. In determining the allowance for credit losses on credit products, the Bank evaluates its exposure to credit loss taking into consideration: (i) the Bank's judgment as to the creditworthiness of the borrowers to which the Bank lends funds, and (ii) review and valuation of the collateral pledged by borrowers.

The Bank has policies and procedures in place to manage its credit risk on credit products. These include:

•	Monitoring the creditworthiness and financial condition of the borrowers.

•	Assessing the quality and value of collateral pledged by borrowers to secure advances.

•
Establishing borrowing capacities based on collateral value and type for each borrower, including assessment of margin requirements based on factors such as the cost to liquidate and inherent risk exposure based on collateral type.

•	Evaluating historical loss experience.

The Bank is required by the FHLBank Act and Finance Agency regulations to obtain sufficient collateral on credit products and to accept only certain collateral for credit products, such as one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as a type of collateral that the Bank may accept from community financial institutions.

At December 31, 2014, the Bank had $39.0 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $186.3 billion. At December 31, 2013, the Bank had $44.4 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $163.2 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2014, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

Significant changes to any of the factors described above could materially affect the Bank’s allowance for losses on credit products. For example, the Bank’s current assumptions about the financial strength of any borrower may change because of various circumstances, such as new information becoming available regarding the borrower’s financial strength or changes in the national or regional economy. New information may cause the Bank to: place a borrower on credit watch, require the borrower to pledge additional collateral, require the borrower to deliver collateral, adjust the borrowing capacity of the borrower's collateral, require prepayment of the credit products, or provide for losses on the credit products.

Mortgage Loans Acquired Under the MPF Program. In determining the allowance for credit losses on mortgage loans, the Bank evaluates its exposure to credit loss taking into consideration: (i) the Bank’s judgment as to the eligibility of participating financial institutions to continue to service and credit-enhance the loans sold to the Bank,

(ii) evaluation of credit exposure on purchased loans, (iii) valuation of available credit enhancements, and (iv) estimation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•
Monitoring the creditworthiness and financial condition of the institutions that sold the mortgage loans to the Bank or their successors (both considered to be participating financial institutions) and their ability to meet servicing obligations.

•	Determining required credit enhancements to be provided by participating financial institutions and assessing the availability of other credit enhancements.

•	Estimating loss exposure and historical loss experience to establish an adequate level of allowance for credit losses.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2014 and 2013, and for MPF Plus loans totaling $1 million as of December 31, 2014, and $2 million as of December 31, 2013.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2014 and 2013, and for MPF Plus loans totaling de minimis amounts as of December 31, 2014 and 2013.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2014 and 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2014 and 2013, were repaid or are expected to be repaid according to the contractual terms.

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

For additional discussion of the Bank’s accounting for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Note 18 – Derivatives and Hedging Activities.”

Assessment of Effectiveness. Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet certain criteria under the accounting for derivative instruments and hedging activities may qualify for the “short-cut” method of assessing effectiveness. The short-cut method allows the Bank to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. No further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed. Included in these hedging relationships may be hedged items for which the settlement of the hedged item occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions to be 5 business days or less for advances and 30 calendar days, using a next business day convention, for consolidated obligations. The Bank designates the hedged item in a qualifying hedging relationship as of its trade date. Although the hedged item will not be recognized in the financial statements until the settlement date, in certain circumstances when the fair value of the hedging instrument is zero on the trade date, the Bank believes that it meets a condition that allows the use of the short-cut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All uncleared derivatives with counterparties that are members of the Bank and that are not derivative dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivative dealer counterparties, the Bank selects only highly rated derivative dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivative dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. In addition, the Bank is subject to nonperformance by the clearinghouse(s) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent to the clearinghouse exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. See additional discussion of credit exposure to derivatives counterparties in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2014:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2014, the Bank measured its REO on a nonrecurring basis at Level 3 of the fair value hierarchy.

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

The assumptions and judgments applied by the Bank may have a significant effect on its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Value” for further information regarding the fair value measurement guidance (including the classification within the fair value hierarchy) and the summary of valuation methodologies and primary inputs used to measure fair value for all the Bank’s assets and liabilities carried at fair value.

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

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis when there is a significant increase in the expected cash flows. This accretion is included in net interest income in the Statements of Income, totaling $68 million, $26 million, and $9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, on a cumulative basis, the Bank had recognized $1.4 billion in credit-related OTTI in its Statements of Income. Each reporting period, these losses were based on the Bank’s then-current best estimates of lifetime losses on each security determined to be other-than-temporarily impaired. As housing prices, mortgage credit conditions, and other key inputs into the Bank’s OTTI assumptions and estimates have improved, the Bank has seen significant increases in expected cash flows on previously other-than-temporarily-impaired securities. Based on the Bank’s current assumptions and estimates, the Bank’s estimate of lifetime losses on its other-than-temporarily-impaired securities as of December 31, 2014, is $757 million. As a result of the increases in expected cash flows and resulting decreases in estimated lifetime losses, the number of securities for which the yield has been adjusted on a prospective basis has increased. As the Bank’s estimates and assumptions are updated each reporting period, the amount of improvement or decrement in expected cash flows will change each period. In addition, the number of securities with a significant improvement in cash flows and the prospective accretion of the increase in expected cash flows will vary each period.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For the years ended December 31, 2014, 2013, and 2012, the Bank recorded a credit-related OTTI charge of $4 million, $7 million, and $44 million, respectively.

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

Recently Issued Accounting Guidance and Interpretations

See “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Basel Committee on Bank Supervision – Final Rule on the Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of “high quality liquid assets” (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLA for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLA; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent these advances are not secured by Level 1 or Level 2A HQLA, for which 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015, and requires that all covered companies be fully compliant by January 1, 2017.

Final Rule on Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations. The proposed rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The proposed rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The proposed rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investments in FHLBank capital stock after withdrawal from membership in an FHLBank. On March 11, 2015, the Finance Agency issued the final rule, without change. The final rule will be effective on April 10, 2015. The final rule is not expected to have an impact on the Bank’s operations.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%, and generally restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

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

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency with capital support from the United States and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. The Bank has not yet determined the effect, if any, that this rule may have on the Bank’s operations.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par value of the outstanding consolidated obligations of the FHLBanks was $847.2 billion at December 31, 2014, and $766.8 billion at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $68.5 billion at December 31, 2014, and $77.0 billion at December 31, 2013. The Bank had committed to the issuance of $3 million and $1.6 billion in consolidated obligations at December 31, 2014, and December 31, 2013, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2014, the Bank had $126 million in advance commitments and $5.4 billion in standby letters of credit outstanding. At December 31, 2013, the Bank had $8 million in advance commitments and $3.6 billion in standby letters of credit outstanding.

For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Contractual Obligations

The following table summarizes the Bank’s contractual obligations as of December 31, 2014, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

In addition, “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 16 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management. “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)
December 31, 2014
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$21,044	$14,389	$5,439	$5,851	$46,723
Mandatorily redeemable capital stock	51	591	3	74	719
Operating leases	4	8	7	2	21
Pension and post-retirement contributions	8	2	5	15	30
Total contractual obligations	$21,107	$14,990	$5,454	$5,942	$47,493

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining adequate internal control over the Bank's financial reporting. The Bank’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the ability of internal control over financial reporting to provide absolute assurance of achieving financial reporting objectives. These inherent limitations include the possibility of human error and the circumvention or overriding of controls. Accordingly, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process, however, and it is possible to design into the process safeguards to reduce, although not eliminate, this risk.

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2014, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “FHLBank”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 13, 2015

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$3,920	$4,906
Securities purchased under agreements to resell	1,000	—
Federal funds sold	7,503	7,498
Trading securities(a)	3,524	3,208
Available-for-sale (AFS) securities(a)	6,371	7,047
Held-to-maturity (HTM) securities (fair values were $13,657 and $17,352, respectively)(b)	13,551	17,507
Advances (includes $5,137 and $7,069 at fair value under the fair value option, respectively)	38,986	44,395
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $2, respectively	708	905
Accrued interest receivable	67	81
Premises, software, and equipment, net	28	25
Derivative assets, net	59	116
Other assets	90	86
Total Assets	$75,807	$85,774
Liabilities:
Deposits	$160	$193
Consolidated obligations:
Bonds (includes $6,717 and $10,115 at fair value under the fair value option, respectively)	47,045	53,207
Discount notes	21,811	24,194
Total consolidated obligations	68,856	77,401
Mandatorily redeemable capital stock	719	2,071
Accrued interest payable	95	95
Affordable Housing Program (AHP) payable	147	151
Derivative liabilities, net	20	47
Other liabilities	117	107
Total Liabilities	70,114	80,065
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
33 shares and 35 shares, respectively	3,278	3,460
Unrestricted retained earnings	294	317
Restricted retained earnings	2,065	2,077
Total Retained Earnings	2,359	2,394
Accumulated other comprehensive income/(loss) (AOCI)	56	(145)
Total Capital	5,693	5,709
Total Liabilities and Capital	$75,807	$85,774

(a)	At December 31, 2014 and 2013, none of these securities were pledged as collateral that may be repledged.

(b)
At December 31, 2014, a de minimis amount of these securities were pledged as collateral that may be repledged. At December 31, 2013, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Interest Income:
Advances	$299	$340	$520
Prepayment fees on advances, net	6	5	65
Securities purchased under agreements to resell	1	1	5
Federal funds sold	11	15	12
Trading securities	6	7	22
AFS securities	278	276	317
HTM securities	362	392	476
Mortgage loans held for portfolio	42	50	77
Total Interest Income	1,005	1,086	1,494
Interest Expense:
Consolidated obligations:
Bonds	326	432	574
Discount notes	20	17	21
Mandatorily redeemable capital stock	120	155	51
Total Interest Expense	466	604	646
Net Interest Income	539	482	848
Provision for/(reversal of) credit losses on mortgage loans	—	(1)	(1)
Net Interest Income After Mortgage Loan Loss Provision	539	483	849
Other Income/(Loss):
Net gain/(loss) on trading securities	(1)	2	(11)
Total other-than-temporary impairment (OTTI) loss	(14)	(14)	(55)
Net amount of OTTI loss reclassified to/(from) AOCI	10	7	11
Net OTTI loss, credit-related	(4)	(7)	(44)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(93)	(23)	(15)
Net gain/(loss) on derivatives and hedging activities	(64)	26	(101)
Other	8	7	7
Total Other Income/(Loss)	(154)	5	(164)
Other Expense:
Compensation and benefits	63	63	63
Other operating expense	69	53	52
Federal Housing Finance Agency	7	7	12
Office of Finance	5	5	5
Other	—	—	2
Total Other Expense	144	128	134
Income/(Loss) Before Assessment	241	360	551
AHP Assessment	36	52	60
Net Income/(Loss)	$205	$308	$491

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Net Income/(Loss)	$205	$308	$491
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(5)	5	—
Net unrealized gain/(loss) on available-for-sale securities	—	—	(1)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	(4)	(28)
Net change in fair value of other-than-temporarily impaired securities	209	644	1,102
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	(3)	14
Total net non-credit-related OTTI gain/(loss) on AFS securities	199	637	1,088
Net non-credit-related OTTI gain/(loss) on HTM securities:
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	(4)	(25)
Accretion of non-credit-related OTTI loss	7	7	9
Non-credit-related OTTI loss transferred to AFS securities	—	4	28
Total net non-credit-related OTTI gain/(loss) on HTM securities	7	7	12
Total other comprehensive income/(loss)	201	649	1,099
Total Comprehensive Income/(Loss)	$406	$957	$1,590

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	3	266					266
Repurchase of capital stock	(9)	(864)					(864)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(37)					(37)
Comprehensive income/(loss)			198	293	491	1,099	1,590
Cash dividends paid on capital stock (0.97%)				(47)	(47)		(47)
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	5	530					530
Repurchase of capital stock	(12)	(1,226)					(1,226)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Comprehensive income/(loss)			76	232	308	649	957
Cash dividends paid on capital stock (3.99%)				(161)	(161)		(161)
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	8	762					762
Repurchase of capital stock	(10)	(941)					(941)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			(12)	217	205	201	406
Cash dividends paid on capital stock (7.02%)				(240)	(240)		(240)
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net Income/(Loss)	$205	$308	$491
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(90)	(68)	(32)
Provision for/(reversal of) credit losses on mortgage loans	—	(1)	(1)
Change in net fair value adjustment on trading securities	1	(2)	11
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	93	23	15
Change in net derivatives and hedging activities	(64)	7	42
Net OTTI loss, credit-related	4	7	44
Net change in:
Accrued interest receivable	18	21	86
Other assets	(4)	(8)	(10)
Accrued interest payable	1	(85)	(66)
Other liabilities	1	18	2
Total adjustments	(40)	(88)	91
Net cash provided by/(used in) operating activities	165	220	582
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(352)	(128)	28
Securities purchased under agreements to resell	(1,000)	1,500	(1,500)
Federal funds sold	(5)	3,359	(5,491)
Premises, software, and equipment	(12)	(8)	(7)
Trading securities:
Proceeds from maturities of long-term	582	236	2,548
Purchases of long-term	(899)	(525)	(2,666)
AFS securities:
Proceeds from maturities of long-term	938	1,283	3,208
HTM securities:
Net (increase)/decrease in short-term	1,660	79	3,602
Proceeds from maturities of long-term	2,504	3,927	4,397
Purchases of long-term	(207)	(4,193)	(4,014)
Advances:
Principal collected	780,733	529,782	361,716
Made to members	(775,375)	(530,789)	(337,460)
Mortgage loans held for portfolio:
Principal collected	200	379	540
Purchases	(4)	—	—
Proceeds from sales of foreclosed assets	3	4	3
Net cash provided by/(used in) investing activities	8,766	4,906	24,904

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Cash Flows from Financing Activities:
Net change in:
Deposits	254	273	(360)
Net (payments)/proceeds on derivative contracts with financing elements	14	66	48
Net proceeds from issuance of consolidated obligations:
Bonds	31,415	29,195	53,478
Discount notes	104,611	107,252	49,244
Bonds transferred from another Federal Home Loan Bank	—	122	—
Payments for matured and retired consolidated obligations:
Bonds	(37,446)	(45,827)	(66,189)
Discount notes	(106,991)	(88,272)	(63,180)
Proceeds from issuance of capital stock	762	530	266
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,355)	(2,276)	(1,272)
Payments for repurchase of capital stock	(941)	(1,226)	(864)
Cash dividends paid	(240)	(161)	(47)
Net cash provided by/(used in) financing activities	(9,917)	(324)	(28,876)
Net increase/(decrease) in cash and due from banks	(986)	4,802	(3,390)
Cash and due from banks at beginning of the period	4,906	104	3,494
Cash and due from banks at end of the period	$3,920	$4,906	$104
Supplemental Disclosures:
Interest paid	$457	$520	$627
AHP payments	40	45	66
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	3	4	5
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	72	140

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

The Bank conducts business with members in the ordinary course of business. See Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

The Federal Housing Finance Agency (Finance Agency), an independent federal agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the FHLBanks' Office of Finance.

The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks and prepares the combined quarterly and annual financial reports of the FHLBanks.

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

Note 1 — Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment (OTTI) for investment

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities; and estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. Actual results could differ significantly from these estimates.

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

Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank's financial instruments and related assumptions are detailed in Note 19 – Fair Value.

Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financing arrangements because they effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash.

Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality.

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

The Bank calculates the amortization of purchase premiums and accretion of purchase discounts on investments using the level-yield method on a retrospective basis over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 18 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2014, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Advance Modifications. In cases in which the Bank funds an advance concurrent with or within a short period of time before or after the prepayment of a previous advance to the same member, the Bank evaluates whether the subsequent advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of the cash flows on the subsequent advance to the present value of the cash flows remaining on the previous advance. If there is at least a 10% difference in the present value of the cash flows or if the Bank concludes that the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the previous advance's contractual terms, then the subsequent advance is accounted for as a new advance. In all other instances, the subsequent advance is accounted for as a modification.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate residential mortgage loans and FHA/VA-insured mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the first loss account, and the participating financial institution assuming credit losses in excess of the first loss account, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

For taking on the credit enhancement obligation, the Bank pays the participating financial institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance-based credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating financial institution beginning 12 months later. The performance-based credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the first loss account established for each master commitment. The participating financial institutions obtain supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating financial institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating financial institution its performance-based credit enhancement fee.

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

See Note 10 – Allowance for Credit Losses for more information.

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

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating financial institution is reported 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2014, the Bank’s other assets included $2 of REO resulting from foreclosure of 23 mortgage loans held by the Bank. At December 31, 2013, the Bank’s other assets included $3 of REO resulting from foreclosure of 27 mortgage loans held by the Bank.

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

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the net settlements associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

The net settlements of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying hedged item. The net settlements of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income as “Net gain/(loss) on derivatives and hedging activities.”

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

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the Bank continues to carry the derivative on the Statements of Condition at its fair value and reclassifies the AOCI adjustment into earnings when earnings are affected by the existing hedged item (the original forecasted transaction).

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $67 and $67 at December 31, 2014 and 2013, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $9 for 2014, $9 for 2013, and $10 for 2012. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software, and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2014, 2013, and 2012, respectively.

The cost of computer software developed or obtained for internal use is capitalized and depreciated over future periods. At December 31, 2014 and 2013, the Bank had $20 and $20 in unamortized computer software costs respectively. Depreciation of computer software costs charged to expense was $7, $7, and $9 in 2014, 2013, and 2012, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $12 and $14 at December 31, 2014 and 2013, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $6, $7, and $22, in 2014, 2013, and 2012, respectively.

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Amendments to the Consolidation Guidance. On February 18, 2015, the Financial Accounting Standards Board (FASB) issued guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance primarily focuses on the following:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

This guidance becomes effective for the Bank for interim and annual periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. This guidance is not expected to affect the Bank’s financial condition, results of operations, and cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. This guidance is not expected to affect the Bank’s financial condition, results of operations, and cash flows.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, these collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

retrospective transition method or the prospective transition method. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

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

Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities) and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Bank implemented the asset classification provisions as of January 1, 2014, and this adoption did not have any impact on the Bank’s financial condition, results of operations, or cash flows. The charge-off provisions were implemented on January 1, 2015, and resulted in a $1 charge-off to the Bank’s allowance for credit losses on the mortgage loan portfolio. The adoption of these charge-off provisions did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $2 for 2014 and $1 for 2013.

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2014 and 2013, was as follows:

	2014	2013
GSEs – Federal Farm Credit Bank (FFCB) bonds	$3,513	$3,194
MBS – Other U.S. obligations – Ginnie Mae	11	14
Total	$3,524	$3,208

The net unrealized gain/(loss) on trading securities was $(1), $2, and $(11) for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Available-for-Sale Securities

Available-for-sale securities by major security type as of December 31, 2014 and 2013, were as follows:

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$565	$(4)	$31	$—	$592
Alt-A, option ARM	1,031	(43)	77	—	1,065
Alt-A, other	4,687	(145)	174	(2)	4,714
Total	$6,283	$(192)	$282	$(2)	$6,371

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$661	$(11)	27	$—	$677
Alt-A, option ARM	1,122	(74)	51	—	1,099
Alt-A, other	5,376	(239)	142	(8)	5,271
Total	$7,159	$(324)	$220	$(8)	$7,047

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At December 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,173. At December 31, 2013, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,312.

The following table summarizes the AFS securities with unrealized losses as of December 31, 2014 and 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$3	$36	$1	$107	$4
Alt-A, option ARM	—	—	580	43	580	43
Alt-A, other	403	12	1,682	135	2,085	147
Total	$474	$15	$2,298	$179	$2,772	$194

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$28	$—	$287	$11	$315	$11
Alt-A, option ARM	—	—	674	74	674	74
Alt-A, other	677	10	2,351	237	3,028	247
Total	$705	$10	$3,312	$322	$4,017	$332

As indicated in the tables above, as of December 31, 2014, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at December 31, 2014 and 2013, are shown in the following table:

	2014	2013
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,917	$2,450
Adjustable rate	4,366	4,709
Total	$6,283	$7,159

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2014	2013
Collateralized mortgage obligations:
Converts in 1 year or less	$71	$191
Converts after 1 year through 5 years	226	364
Total	$297	$555

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$328	$—	$328	$—	$(45)	$283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	—	1,513	15	(2)	1,526
GSEs:
Freddie Mac	4,517	—	4,517	61	(12)	4,566
Fannie Mae	5,313	—	5,313	121	(6)	5,428
Subtotal GSEs	9,830	—	9,830	182	(18)	9,994
PLRMBS:
Prime	1,133	—	1,133	1	(27)	1,107
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	753	(20)	733	19	(18)	734
Subtotal PLRMBS	1,900	(20)	1,880	20	(46)	1,854
Total MBS	13,243	(20)	13,223	217	(66)	13,374
Total	$13,571	$(20)	$13,551	$217	$(111)	$13,657

December 31, 2013
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$1,660	$—	$1,660	$—	$—	$1,660
Housing finance agency bonds:
CalHFA bonds	416	—	416	—	(100)	316
Subtotal	2,076	—	2,076	—	(100)	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	—	1,575	3	(45)	1,533
GSEs:
Freddie Mac	5,250	—	5,250	53	(90)	5,213
Fannie Mae	6,331	—	6,331	109	(45)	6,395
Subtotal GSEs	11,581	—	11,581	162	(135)	11,608
PLRMBS:
Prime	1,380	—	1,380	1	(37)	1,344
Alt-A, option ARM	16	—	16	—	(2)	14
Alt-A, other	906	(27)	879	24	(26)	877
Subtotal PLRMBS	2,302	(27)	2,275	25	(65)	2,235
Total MBS	15,458	(27)	15,431	190	(245)	15,376
Total	$17,534	$(27)	$17,507	$190	$(345)	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $51, discounts of $55, and credit-related OTTI of $7. At December 31, 2013, the amortized cost of the Bank’s MBS classified as HTM included premiums of $71, discounts of $70, and credit-related OTTI of $6.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2014 and 2013. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$283	$45	$283	$45
MBS:
Other U.S. obligations – Ginnie Mae	131	—	94	2	225	2
GSEs:
Freddie Mac	622	1	1,044	11	1,666	12
Fannie Mae	286	1	562	5	848	6
Subtotal GSEs	908	2	1,606	16	2,514	18
PLRMBS:
Prime	264	2	682	25	946	27
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	30	—	685	38	715	38
Subtotal PLRMBS	294	2	1,380	64	1,674	66
Total MBS	1,333	4	3,080	82	4,413	86
Total	$1,333	$4	$3,363	$127	$4,696	$131

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$316	$100	$316	$100
MBS:
Other U.S. obligations – Ginnie Mae	1,187	45	2	—	1,189	45
GSEs:
Freddie Mac	2,918	89	66	1	2,984	90
Fannie Mae	2,069	40	126	5	2,195	45
Subtotal GSEs	4,987	129	192	6	5,179	135
PLRMBS:
Prime	481	5	693	32	1,174	37
Alt-A, option ARM	—	—	14	2	14	2
Alt-A, other	159	2	688	51	847	53
Subtotal PLRMBS	640	7	1,395	85	2,035	92
Total MBS	6,814	181	1,589	91	8,403	272
Total	$6,814	$181	$1,905	$191	$8,719	$372

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2014 and 2013, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$70
Due after 10 years	250	250	213
Subtotal	328	328	283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	1,513	1,526
GSEs:
Freddie Mac	4,517	4,517	4,566
Fannie Mae	5,313	5,313	5,428
Subtotal GSEs	9,830	9,830	9,994
PLRMBS:
Prime	1,133	1,133	1,107
Alt-A, option ARM	14	14	13
Alt-A, other	753	733	734
Subtotal PLRMBS	1,900	1,880	1,854
Total MBS	13,243	13,223	13,374
Total	$13,571	$13,551	$13,657

December 31, 2013
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,660	$1,660	$1,660
Due after 5 years through 10 years	62	62	49
Due after 10 years	354	354	267
Subtotal	2,076	2,076	1,976
MBS:
Other U.S. obligations – Ginnie Mae	1,575	1,575	1,533
GSEs:
Freddie Mac	5,250	5,250	5,213
Fannie Mae	6,331	6,331	6,395
Subtotal GSEs	11,581	11,581	11,608
PLRMBS:
Prime	1,380	1,380	1,344
Alt-A, option ARM	16	16	14
Alt-A, other	906	879	877
Subtotal PLRMBS	2,302	2,275	2,235
Total MBS	15,458	15,431	15,376
Total	$17,534	$17,507	$17,352

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at December 31, 2014 and 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014	2013
Amortized cost of HTM securities other than MBS:
Fixed rate	$—	$1,660
Adjustable rate	328	416
Subtotal	328	2,076
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	285	461
Adjustable rate	415	430
Collateralized mortgage obligations:
Fixed rate	9,249	10,820
Adjustable rate	3,294	3,747
Subtotal	13,243	15,458
Total	$13,571	$17,534

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2014	2013
Passthrough securities:
Converts in 1 year or less	$79	$62
Converts after 1 year through 5 years	140	316
Converts after 5 years through 10 years	59	72
Total	$278	$450
Collateralized mortgage obligations:
Converts in 1 year or less	$73	$185
Converts after 1 year through 5 years	26	133
Total	$99	$318

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 7 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI.

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2014, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.
The FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank’s variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, the one-month London Interbank Offered Rate (LIBOR)) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward rates of the index change over time, the effective interest rates derived from that index will also change over time. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of December 31, 2014 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2014, and the related current credit enhancement for the Bank.

December 31, 2014
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2007	12.7	4.6	30.9	19.2
2006	18.0	11.0	36.5	2.9
Total Prime	12.8	4.8	31.0	18.8
Alt-A, option ARM
2005	7.8	34.3	43.7	2.0
Total Alt-A, option ARM	7.8	34.3	43.7	2.0
Alt-A, other
2007	14.9	25.4	37.1	7.6
2005	13.6	17.3	39.7	12.2
2004 and earlier	15.9	8.6	31.1	13.6
Total Alt-A, other	14.9	19.4	36.1	10.1
Total	14.6	19.4	36.2	10.1

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Balance, beginning of the period	$1,378	$1,397	$1,362
Additional charges on securities for which OTTI was previously recognized(1)	4	7	44
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(68)	(26)	(9)
Balance, end of the period	$1,314	$1,378	$1,397

(1)
For the year ended December 31, 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014. For the year ended December 31, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013. For the year ended December 31, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the year ended December 31, 2014. The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the year ended December 31, 2013. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2013
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$22	$(3)	$—	$19
Alt-A, other	54	(1)	—	53
Total	$76	$(4)	$—	$72

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2014 and 2013, by loan collateral type:

December 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$682	$565	$592	$—	$—	$—	$—
Alt-A, option ARM	1,391	1,031	1,065	—	—	—	—
Alt-A, other	5,374	4,687	4,714	132	128	108	127
Total	$7,447	$6,283	$6,371	$132	$128	$108	$127

December 31, 2013
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$795	$661	$677	$—	$—	$—	$—
Alt-A, option ARM	1,516	1,122	1,099	—	—	—	—
Alt-A, other	6,151	5,376	5,271	150	147	120	144
Total	$8,462	$7,159	$7,047	$150	$147	$120	$144

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2014, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2014, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2014, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2014, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.14% to 8.57% at December 31, 2014, and 0.06% to 8.57% at December 31, 2013, as summarized below.

	2014		2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$21,328	0.63%	$22,556	0.50%
After 1 year through 2 years	7,597	1.07	6,838	1.48
After 2 years through 3 years	3,235	1.39	6,754	1.24
After 3 years through 4 years	3,216	1.65	3,208	1.43
After 4 years through 5 years	1,655	1.82	2,825	1.79
After 5 years	1,799	2.81	2,006	2.41
Total par value	38,830	1.02%	44,187	1.00%
Valuation adjustments for hedging activities	67		95
Valuation adjustments under fair value option	89		113
Total	$38,986		$44,395

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,915 at December 31, 2014, and $6,833 at December 31, 2013. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $328 at December 31, 2014, and $235 at December 31, 2013.

The Bank’s advances at December 31, 2014 and 2013, included $140 and $182, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2014 and 2013, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2014	2013	2014	2013
Within 1 year	$21,460	$22,609	$21,468	$22,696
After 1 year through 2 years	7,693	6,843	7,597	6,838
After 2 years through 3 years	3,258	6,850	3,135	6,754
After 3 years through 4 years	3,291	3,208	3,176	3,108
After 4 years through 5 years	1,646	2,901	1,655	2,785
After 5 years	1,482	1,776	1,799	2,006
Total par value	$38,830	$44,187	$38,830	$44,187

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2014 and 2013. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2014 and 2013.

December 31, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of the West	$5,484	14%	$29	7%
First Republic Bank	5,275	13	86	20
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	3,000	8	54	13
JPMorgan Chase Bank, National Association(2)	819	2	7	2
Subtotal JPMorgan Chase & Co.	3,819	10	61	15
Bank of America California, N.A.	3,500	9	18	4
OneWest Bank, N.A.	3,364	9	28	6
Subtotal	21,442	55	222	52
Others	17,388	45	209	48
Total par value	$38,830	100%	$431	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2013
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$7,750	18%	$15	3%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	76	16
JPMorgan Chase Bank, National Association(2)	835	2	8	2
Subtotal JPMorgan Chase & Co.	5,960	13	84	18
First Republic Bank	5,150	12	70	15
Bank of the West	4,933	11	30	6
OneWest Bank, FSB	4,501	10	41	9
Subtotal	28,294	64	240	51
Others	15,893	36	234	49
Total par value	$44,187	100%	$474	100%

(1)
Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

(2)	Nonmember institution.

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances.

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2014 and 2013, are detailed below:

	2014	2013
Par value of advances:
Fixed rate:
Due within 1 year	$15,422	$17,998
Due after 1 year	12,330	16,453
Total fixed rate	27,752	34,451
Adjustable rate:
Due within 1 year	5,906	4,558
Due after 1 year	5,172	5,178
Total adjustable rate	11,078	9,736
Total par value	$38,830	$44,187

The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed or variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge relationship receives fair value option accounting treatment. In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

terms of the advance. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2014 and 2013.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2014, 2013, and 2012, as follows:

	2014	2013	2012
Prepayment fees received	$16	$14	$211
Fair value adjustments	(10)	(9)	(146)
Net	$6	$5	$65
Advance principal prepaid	$1,650	$365	$9,858

Note 9 — Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product. As of December 31, 2014, the Bank had approved four members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of December 31, 2014 and 2013, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2014	2013
Fixed rate medium-term mortgage loans	$160	$238
Fixed rate long-term mortgage loans	553	675
Subtotal	713	913
Unamortized premiums	6	10
Unamortized discounts	(10)	(16)
Mortgage loans held for portfolio	709	907
Less: Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$708	$905

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The participating financial institution and the Bank share the risk of credit losses on conventional MPF loan products by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the liquidation value of the real property securing the loan. Under the MPF Program, the participating financial institution’s credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating financial institution or may be a supplemental mortgage insurance policy paid for by the participating financial institution, and may include a contingent performance-based credit enhancement fee payable to the participating financial institution. The participating financial institution is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation.

For taking on the credit enhancement obligation, the Bank pays the participating financial institution or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2014, $1 in 2013, and $1 in 2012.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each of the following portfolio segments:

•	advances, letters of credit, and other extensions of credit, collectively referred to as “credit products,”

•	MPF loans held for portfolio,

•	term securities purchased under agreements to resell, and

•	term Federal funds sold.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2014 and 2013, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2014 and 2013, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2014 and 2013.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2014, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During 2014, no member institutions were placed into receivership.

From January 1, 2015, to February 28, 2015, no member institutions were placed into receivership.

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

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating financial institution is reported 90 days or more past due or when the loan is in foreclosure. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.
The following table presents information on delinquent mortgage loans as of December 31, 2014 and 2013.

	2014	2013
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$12	$14
60 – 89 days delinquent	5	7
90 days or more delinquent	22	27
Total past due	39	48
Total current loans	673	863
Total mortgage loans	$712	$911
In process of foreclosure, included above(2)	$11	$17
Nonaccrual loans	$22	$27
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	3.12%	3.00%

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

Collectively Evaluated Mortgage Loans – The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, applies estimated loss severities, and considers the associated credit enhancements to determine the Bank's best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity for the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing price changes, are consistent with assumptions used for the Bank's evaluation of its PLRMBS for OTTI.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2014	2013	2012
Balance, beginning of the period	$2	$3	$6
(Charge-offs) /recoveries	(1)	—	(2)
Provision for/(reversal of) credit losses	—	(1)	(1)
Balance, end of the period	$1	$2	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.05)%	(0.07)%	(0.08)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	2014	2013
Allowance for credit losses, end of period:
Individually evaluated for impairment	$1	$2
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$1	$2
Recorded investment, end of period:
Individually evaluated for impairment	$20	$27
Collectively evaluated for impairment	692	884
Total recorded investment	$712	$911

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment as of December 31, 2014 and 2013, are as follows:

	2014			2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$14	$14	$—	$20	$20	$—
With an allowance	6	6	1	7	7	2
Total	$20	$20	$1	$27	$27	$2

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2014	2013
With no related allowance	$17	$19
With an allowance	7	11
Total	$24	$30

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally have a credit risk exposure at the time of purchase equivalent to assets rated AA, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

4.
Losses in excess of the first loss account for each master commitment, up to an agreed-upon amount called the credit enhancement amount, are covered by the participating financial institution’s credit enhancement obligation at the time losses are incurred.

5.	Losses in excess of the first loss account and the participating financial institution’s remaining credit enhancement for the master commitment, if any, are incurred by the Bank.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the Original MPF and MPF Plus products as described below.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2014 and 2013, and for MPF Plus loans totaling $1 as of December 31, 2014, and $2 as of December 31, 2013.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of December 31, 2014 and 2013, and for MPF Plus loans totaling de minimis amounts as of December 31, 2014 and 2013.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met.

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2.3 as of December 31, 2014, and $0.8 as of December 31, 2013. During 2014 and 2013, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2014 and 2013.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2014 and 2013, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of December 31, 2014 and 2013, were as follows:

	2014	2013
Interest-bearing deposits:
Demand and overnight	$159	$190
Term	—	1
Other	—	1
Total interest-bearing deposits	159	192
Non-interest-bearing deposits	1	1
Total	$160	$193

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2014 and 2013, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014		2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$—	—%	$1	0.01%
Adjustable rate	159	0.01	191	0.01
Total interest-bearing deposits	159	0.01	192	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$160	0.01%	$193	0.01%

The aggregate amount of time deposits with a denomination of $0.25 or more was zero at December 31, 2014. The aggregate amount of time deposits with a denomination of $0.25 or more was $1 at December 31, 2013, and these time deposits were scheduled to mature within three months.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $847,175 at December 31, 2014, and $766,837 at December 31, 2013. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2014, the Bank had qualifying assets totaling $75,629, and the Bank's participation in consolidated obligations outstanding was $68,856.

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

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2014 and 2013.

	2014		2013
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$21,044	0.36%	$26,161	0.40%
After 1 year through 2 years	9,871	2.43	7,101	0.80
After 2 years through 3 years	4,518	1.70	7,740	2.94
After 3 years through 4 years	2,336	1.49	1,963	2.50
After 4 years through 5 years	3,103	1.71	2,420	1.49
After 5 years	5,851	2.13	7,384	1.99
Total par value	46,723	1.29%	52,769	1.17%
Unamortized premiums	58		78
Unamortized discounts	(13)		(16)
Valuation adjustments for hedging activities	308		491
Fair value option valuation adjustments	(31)		(115)
Total	$47,045		$53,207

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $14,158 at December 31, 2014, and $13,042 at December 31, 2013. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $9,573 at December 31, 2014, and $9,997 at December 31, 2013. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at December 31, 2014 and 2013, was as follows:

	2014	2013
Par value of consolidated obligation bonds:
Non-callable	$32,565	$39,727
Callable	14,158	13,042
Total par value	$46,723	$52,769

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2014 and 2013, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2014	2013
Within 1 year	$33,558	$36,093
After 1 year through 2 years	9,156	6,046
After 2 years through 3 years	2,043	7,550
After 3 years through 4 years	1,010	1,478
After 4 years through 5 years	385	830
After 5 years	571	772
Total par value	$46,723	$52,769

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, at December 31, 2014 and 2013, all of which are due within one year, was as follows:

	2014		2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$21,815	0.09%	$24,199	0.10%
Unamortized discounts	(4)		(5)
Total	$21,811		$24,194

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2014 and 2013, are detailed in the following table.

	2014	2013
Par value of consolidated obligations:
Bonds:
Fixed rate	$39,324	$38,489
Adjustable rate	3,678	11,218
Step-up	2,654	2,460
Step-down	500	340
Fixed rate that converts to adjustable rate	467	262
Range bonds	100	—
Total bonds, par value	46,723	52,769
Discount notes, par value	21,815	24,199
Total consolidated obligations, par value	$68,538	$76,968

Consolidated obligation bonds may be structured to meet the Bank's or the investors' needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

treatment. In addition, when certain consolidated obligation bonds for which the Bank has elected the fair value option are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2014 or 2013. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

Note 13 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP).

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2014, 2013, or 2012. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2014, 2013, or 2012.

The Bank's total AHP assessments equaled $36, $52, and $60 during 2014, 2013, and 2012, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2014	2013	2012
Balance, beginning of the period	$151	$144	$150
AHP assessments	36	52	60
AHP grant payments	(40)	(45)	(66)
Balance, end of the period	$147	$151	$144

All subsidies were distributed in the form of direct grants in 2014, 2013, and 2012.

Note 14 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2014, 2013, and 2012:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		—	(25)		(25)
Non-credit-related OTTI loss transferred		(28)	28		—
Net change in fair value	(1)	1,102			1,101
Accretion of non-credit-related OTTI loss			9		9
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		14	—		14
Net current period other comprehensive income/(loss)	(1)	1,088	12	—	1,099
Balance, December 31, 2012	—	(748)	(34)	(12)	(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				5	5
Non-credit-related OTTI loss		—	(4)		(4)
Non-credit-related OTTI loss transferred		(4)	4		—
Net change in fair value	—	644			644
Accretion of non-credit-related OTTI loss			7		7
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		(3)	—		(3)
Net current period other comprehensive income/(loss)	—	637	7	5	649
Balance, December 31, 2013	—	(111)	(27)	(7)	(145)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(5)	(5)
Non-credit-related OTTI loss		(10)	—		(10)
Net change in fair value	—	209			209
Accretion of non-credit-related OTTI loss			7		7
Net current period other comprehensive income/(loss)	—	199	7	(5)	201
Balance, December 31, 2014	$—	$88	$(20)	$(12)	$56

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

As of December 31, 2014 and 2013, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2014		2013
	Required	Actual	Required	Actual
Risk-based capital	$3,231	$6,356	$3,912	$7,925
Total regulatory capital	$3,032	$6,356	$3,431	$7,925
Total regulatory capital ratio	4.00%	8.38%	4.00%	9.24%
Leverage capital	$3,790	$9,534	$4,289	$11,888
Leverage ratio	5.00%	12.58%	5.00%	13.86%

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

A member's membership capital stock requirement is 1.0% of its membership asset value. The membership capital stock requirement for a member is capped at $25. The Bank may adjust the membership capital stock requirement for all members within a range of 0.5% to 1.5% of a member's membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member's membership asset value is determined by multiplying the amount of the member's membership assets by the applicable membership asset factors. Membership assets are generally defined as assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member's indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

A member's activity-based capital stock requirement is the sum of 4.7% of the member's outstanding advances plus 5.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within a range of 4.4% to 5.0% of the member's outstanding advances and a range of 5.0% to 5.7% of any portion of any mortgage loan purchased and held by the Bank.

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 from $25, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement to a range of 2.0% to 5.0% for advances and a range of 0.0% to 5.0% for mortgage loans purchased and held by the Bank.

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

The Bank had mandatorily redeemable capital stock totaling $719 outstanding to 32 institutions at December 31, 2014, and $2,071 outstanding to 44 institutions at December 31, 2013. The change in mandatorily redeemable capital stock for the years ended December 31, 2014, 2013, and 2012 was as follows:

	2014	2013	2012
Balance at the beginning of the period	$2,071	$4,343	$5,578
Reclassified from/(to) capital during the period	3	4	37
Redemption of mandatorily redeemable capital stock	(296)	(502)	(43)
Repurchase of excess mandatorily redeemable capital stock	(1,059)	(1,774)	(1,229)
Balance at the end of the period	$719	$2,071	$4,343

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $120, $155, and $51 for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2014, and 2013.

Contractual Redemption Period	2014	2013
Within 1 year	$51	$571
After 1 year through 2 years	582	111
After 2 years through 3 years	9	1,289
After 3 years through 4 years	1	20
After 4 years through 5 years	2	3
Past contractual redemption date because of remaining activity(1)	74	77
Total	$719	$2,071

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

•
In addition to being able to prohibit capital stock redemptions, the Bank's Board of Directors has a right to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.

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

•
The Bank may not redeem any capital stock if the Bank fails to provide the Finance Agency with the quarterly certification required by Finance Agency rules prior to declaring or paying dividends for a quarter.

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

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework is reviewed at least annually by the Bank's Board of Directors. It summarizes the Bank’s capital management principles and objectives, as well as its policies and practices, with respect to retained earnings, dividend payments, and the repurchase of excess capital stock. The Board of Directors may amend the Excess Stock Repurchase, Retained Earnings, and Dividend Framework from time to time.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 168% as of December 31, 2014.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors periodically reviews the applicable methodology and analysis to determine whether any adjustments are appropriate. As of December 31, 2014, the amount of restricted retained earnings in the Bank's targeted buildup account was $1,800.

Joint Capital Enhancement Agreement – The FHLBanks’ Joint Capital Enhancement Agreement, as amended (JCE Agreement), is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends.

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2014 and 2013:

	2014				2013
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$88	$1,800	$189	$2,077	$73	$1,800	$128	$2,001
Transfers to/(from) restricted retained earnings	(53)	—	41	(12)	15	—	61	76
Balance at the end of the period	$35	$1,800	$230	$2,065	$88	$1,800	$189	$2,077

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

The Bank currently pays dividends in cash rather than capital stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2014, the Bank’s excess capital stock totaled $1,118, or 1.47% of total assets.

The Bank paid dividends at an annualized rate of 7.02%, totaling $360, including $240 in dividends on capital stock and $120 in dividends on mandatorily redeemable capital stock in 2014. The Bank paid dividends at an annualized rate of 3.99%, totaling $316, including $161 in dividends on capital stock and $155 in dividends on mandatorily redeemable capital stock in 2013.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 19, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2014 at an annualized rate of 7.11%, totaling $74, including $59 in dividends on capital stock and $15 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 19, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about March 19, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2015.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $2,000 and $3,000 in excess capital stock during 2014 and 2013, respectively.

During 2014 and 2013, the Bank redeemed $296 and $502, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On February 19, 2015, the Bank announced that it plans to repurchase $750 in excess capital stock on March 20, 2015. The amount of excess capital stock to be repurchased from each shareholder will be based on the total amount of capital stock (including mandatorily redeemable capital stock) outstanding to all shareholders on the repurchase date. The Bank will repurchase an equal percentage of each shareholder’s total capital stock to the extent that the shareholder has sufficient excess capital stock.

Excess capital stock totaled $1,118 as of December 31, 2014, and $2,446 as of December 31, 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2014 or 2013.

	2014		2013
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)	$577	14%	$1,279	23%
Banamex USA	2	—	1	—
Subtotal Citigroup Inc.	579	14	1,280	23
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	268	7	594	11
JPMorgan Chase Bank, National Association(1)	68	2	77	1
Subtotal JPMorgan Chase & Co.	336	9	671	12
Subtotal	915	23	1,951	35
Others	3,082	77	3,580	65
Total	$3,997	100%	$5,531	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

•
Supplemental Executive Retirement Plan (SERP), a non-qualified unfunded retirement benefit plan available to the Bank's eligible senior officers, which generally provides a service-linked supplemental cash balance annual contribution credit to SERP participants and an annual interest credit of 6% on the benefits accrued to the SERP participants through the prior yearend.

•
Deferred Compensation Plan, a non-qualified retirement plan available to all eligible Bank officers, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits vest according to the corresponding provisions of the Cash Balance Plan. See below for further discussion of the defined contribution portion of the Deferred Compensation Plan.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2014 and 2013.

	2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the period	$37	$21	$2	$36	$18	$2
Service cost	2	1	—	3	2	—
Interest cost	2	1	—	1	1	—
Amendments	—	—	—	—	1	—
Actuarial gain/(loss)	3	—	—	(2)	(1)	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the period	43	23	2	37	21	2
Change in plan assets
Fair value of plan assets, beginning of the period	38	—	—	32	—	—
Actual return on plan assets	2	—	—	5	—	—
Employer contributions	2	—	—	2	—	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the period	41	—	—	38	—	—
Funded status at the end of the period	$(2)	$(23)	$(2)	$1	$(21)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2014 and 2013, consist of:

	2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	$(2)	$(23)	$(2)	$1	$(21)	$(2)

Amounts recognized in AOCI at December 31, 2014 and 2013, consist of:

	2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$9	$4	$(2)	$5	$3	$(2)
Prior service cost	—	1	—	—	1	—
AOCI	$9	$5	$(2)	$5	$4	$(2)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$43	$23	$2	$37	$21	$2
Accumulated benefit obligation	41	22	2	36	20	2
Fair value of plan assets	41	—	—	38	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2014, 2013, and 2012, were as follows:

	2014			2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$3	$2	$—	$3	$1	$—
Interest cost	2	1	—	1	1	—	1	1	—
Expected return on plan assets	(3)	—	—	(3)	—	—	(2)	—	—
Amortization of net loss/(gain)	—	—	—	1	—	—	1	—	—
Net periodic benefit cost	1	2	—	2	3	—	3	2	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	4	1	—	(5)	—	(1)	(1)	—	—
Prior service cost	—	—	—	—	1	—	—	—	—
Total recognized in other comprehensive income	4	1	—	(5)	1	(1)	(1)	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$5	$3	$—	$(3)	$4	$(1)	$2	$2	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2015 are de minimis.

Weighted average assumptions used to determine the benefit obligations at December 31, 2014 and 2013, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.50%	3.50%	3.75%	4.25%	4.25%	4.75%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—
Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2014, 2013, and 2012, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014			2013			2012
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	4.25%	4.25%	4.75%	3.25%	3.25%	3.75%	4.00%	4.00%	4.25%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	4.00%	4.00%	—
Expected return on plan assets	8.00%	—	—	8.00%	—	—	8.00%	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2014 and 2013, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

	2014				2013
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Equity mutual funds	25	—	—	25	24	—	—	24
Fixed income mutual funds	13	—	—	13	12	—	—	12
Real estate mutual funds	1	—	—	1	1	—	—	1
Other mutual funds	1	—	—	1	—	—	—	—
Total	$41	$—	$—	$41	$38	$—	$—	$38

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation based on a stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; real return investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix range of 30% to 70% equity, 5% to 45% real return, and 10% to 40% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a regular basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2014 and 2013, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2014	2013
Cash and cash equivalents	4%	2%
Equity mutual funds	61	62
Fixed income mutual funds	31	32
Real estate mutual funds	2	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $2 in 2014 and expects to contribute $2 in 2015 to the Cash Balance Plan. The Bank contributed a de minimis amount in 2014 and expects to contribute $6 in 2015 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2015	$3	$6	$—
2016	3	1	—
2017	3	1	—
2018	3	4	—
2019	3	1	—
2020 – 2024	20	15	—

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2014, 2013, and 2012, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2014, 2013, and 2012, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2014, 2013, and 2012, was $33, $30, and $25, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $12 and $12 for incentive compensation at December 31, 2014 and 2013, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 17 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, other non-MBS investments associated with the Bank's role as a liquidity provider, and capital. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, including cash flows from associated interest rate exchange agreements, and from earnings on capital.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2014, 2013, and 2012.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2014	$166	$410	$576	$(19)	$(64)	$120	$539	$(154)	$144	$241
2013	175	449	624	(48)	34	155	483	5	128	360
2012	274	512	786	(104)	(10)	51	849	(164)	134	551

(1)	Does not include credit-related OTTI losses of $4, $7 and $44 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only, in accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework.

(3)
The Bank includes income and expense associated with net settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2014, 2013, and 2012.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2014	$55,424	$20,383	$75,807
2013	62,297	23,477	85,774
2012	62,306	24,115	86,421

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 18 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction either directly with the executing bank or broker-dealer or on a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization or clearinghouse once the derivative transaction has been accepted for clearing. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

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

Interest Rate Caps and Floors – In a cap agreement, additional cash flow is generated if the price or interest rate of an underlying variable rate rises above a certain threshold (or cap) price. In a floor agreement, additional cash flow is generated if the price or interest rate of an underlying variable rate falls below a certain threshold (or floor) price. Caps and floors may be used in conjunction with assets or liabilities. In general, caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges.

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

The Bank had no interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties at December 31, 2014. The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $330 at December 31, 2013. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2014 and 2013, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

Advances – The Bank offers a wide array of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed or variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge receives fair value option accounting treatment.

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

Consolidated Obligations – Consolidated obligation bonds may be structured to meet the Bank’s or the investors’ needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting treatment.

In addition, when certain consolidated obligation bonds for which the Bank has elected the fair value option are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2014, 2013, or 2012.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and Finance Agency regulations. The Bank also requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, which may be held by the member institution for the benefit of the Bank.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2014, was $56, for which the Bank had posted collateral with a fair value of $38 in the ordinary course of business. If the Bank’s credit rating at December 31, 2014, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $11 of collateral (at fair value) to its derivative counterparties at December 31, 2014.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of December 31, 2014 and 2013. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	2014			2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$28,018	$374	$103	$31,395	$572	$156
Total	28,018	374	103	31,395	572	156
Derivatives not designated as hedging instruments:
Interest rate swaps	31,973	72	129	49,715	146	242
Interest rate caps, floors, corridors, and/or collars	2,306	9	1	460	2	4
Total	34,279	81	130	50,175	148	246
Total derivatives before netting and collateral adjustments	$62,297	455	233	$81,570	720	402
Netting adjustments and cash collateral(1)		(396)	(213)		(604)	(355)
Total derivative assets and total derivative liabilities		$59	$20		$116	$47

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted was $65 and $53 at December 31, 2014 and 2013, respectively. Cash collateral received was $248 and $302 at December 31, 2014 and 2013, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(12)	$(2)	$(19)
Total net gain/(loss) related to fair value hedge ineffectiveness	(12)	(2)	(19)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	26	(8)	(73)
Interest rate caps, floors, corridors and/or collars	(14)	2	1
Net settlements	(64)	34	(10)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(52)	28	(82)
Net gain/(loss) on derivatives and hedging activities	$(64)	$26	$(101)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2014, 2013, and 2012.

Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2014:
Advances	$23	$(23)	$—	$(128)
Consolidated obligation bonds	(189)	177	(12)	260
Total	$(166)	$154	$(12)	$132
Year ended December 31, 2013:
Advances	$178	$(175)	$3	$(126)
Consolidated obligation bonds	(373)	368	(5)	366
Total	$(195)	$193	$(2)	$240
Year ended December 31, 2012:
Advances	$(32)	$32	$—	$(143)
Consolidated obligation bonds	(259)	240	(19)	519
Total	$(291)	$272	$(19)	$376

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014		2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$352	$199	$699	$395
Cleared derivatives	103	34	21	7
Total gross recognized amount	455	233	720	402
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(324)	(179)	(604)	(348)
Cleared derivatives	(72)	(34)	—	(7)
Total gross amount of netting adjustments and cash collateral	(396)	(213)	(604)	(355)
Total derivative assets and total derivative liabilities
Uncleared derivatives	28	20	95	47
Cleared derivatives	31	—	21	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	59	20	116	47
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	25	—	89	—
Net unsecured amount
Uncleared derivatives	3	20	6	47
Cleared derivatives	31	—	21	—
Total net unsecured amount	$34	$20	$27	$47

Note 19 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2014 and 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,920	$3,920	$3,920	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	7,503	7,503	—	7,503	—	—
Trading securities	3,524	3,524	—	3,524	—	—
AFS securities	6,371	6,371	—	—	6,371	—
HTM securities	13,551	13,657	—	11,521	2,136	—
Advances	38,986	39,060	—	39,060	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	708	769	—	769	—	—
Accrued interest receivable	67	67	—	67	—	—
Derivative assets, net(1)	59	59	—	455	—	(396)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	160	160	—	160	—	—
Consolidated obligations:
Bonds	47,045	47,021	—	47,021	—	—
Discount notes	21,811	21,811	—	21,811	—	—
Total consolidated obligations	68,856	68,832	—	68,832	—	—
Mandatorily redeemable capital stock	719	719	719	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	20	20	—	233	—	(213)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	2	—	2	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$4,906	$4,906	$4,906	$—	$—	$—
Federal funds sold	7,498	7,498	—	7,498	—	—
Trading securities	3,208	3,208	—	3,208	—	—
AFS securities	7,047	7,047	—	—	7,047	—
HTM securities	17,507	17,352	—	14,802	2,550	—
Advances	44,395	44,457	—	44,457	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	905	956	—	956	—	—
Accrued interest receivable	81	81	—	81	—	—
Derivative assets, net(1)	116	116	—	720	—	(604)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	193	193	—	193	—	—
Consolidated obligations:
Bonds	53,207	52,940	—	52,940	—	—
Discount notes	24,194	24,195	—	24,195	—	—
Total consolidated obligations	77,401	77,135	—	77,135	—	—
Mandatorily redeemable capital stock	2,071	2,071	2,071	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	47	47	—	402	—	(355)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	(1)	—	(1)	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 20 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2014:

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

At least annually, the Bank conducts reviews of the four pricing vendors to update and confirm its understanding of the vendors’ pricing processes, methodologies, and control procedures.

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

As of December 31, 2014, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of December 31, 2014, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

Other Assets – The estimated fair value of grantor trust assets is based on quoted market prices.

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

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes uncleared derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure limit according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits, or (ii) set at zero (subject to a minimum transfer amount). The Bank clears its cleared derivative transactions only through clearing agents that meet the Bank’s strict eligibility requirements, and the Bank’s credit exposure to the clearinghouse is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Adjustments may be necessary to reflect the Bank’s credit quality or the credit quality of the FHLBank System when valuing consolidated obligation bonds measured at fair value. The Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of consolidated obligation bonds. The credit ratings of the FHLBank System and any changes to the credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2014 and 2013, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,513	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,524	—	—	3,524
AFS securities:
PLRMBS	—	—	6,371	—	6,371
Total AFS securities	—	—	6,371	—	6,371
Advances(2)	—	5,137	—	—	5,137
Derivative assets, net: interest rate-related	—	455	—	(396)	59
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,116	$6,371	$(396)	$15,102
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,717	$—	$—	$6,717
Derivative liabilities, net: interest rate-related	—	233	—	(213)	20
Total recurring fair value measurements – Liabilities	$—	$6,950	$—	$(213)	$6,737
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

December 31, 2013
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,194	$—	$—	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	—	14	—	—	14
Total trading securities	—	3,208	—	—	3,208
AFS securities:
PLRMBS	—	—	7,047	—	7,047
Total AFS securities	—	—	7,047	—	7,047
Advances(2)	—	7,069	—	—	7,069
Derivative assets, net: interest rate-related	—	720	—	(604)	116
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$10,997	$7,047	$(604)	$17,450
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$10,115	$—	$—	$10,115
Derivative liabilities, net: interest rate-related	—	402	—	(355)	47
Total recurring fair value measurements – Liabilities	$—	$10,517	$—	$(355)	$10,162
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2		$2

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at December 31, 2014 and 2013.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2014 and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Balance, beginning of the period	$7,047	$7,604	$7,687
Total gain/(loss) realized and unrealized included in:
Interest income	66	21	(11)
Net OTTI loss, credit-related	(4)	(7)	(44)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	209	644	1,102
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	(3)	14
Settlements	(937)	(1,284)	(1,284)
Transfers of HTM securities to AFS securities	—	72	140
Balance, end of the period	$6,371	$7,047	$7,604
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$62	$15	$(55)

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

The Bank elected the fair value option for certain financial instruments as follows:

•	Adjustable rate advances with embedded options (excluding call and put options)

•	Callable fixed rate advances

•	Putable fixed rate advances

•	Putable fixed rate advances with embedded options

•	Fixed rate advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

•	Adjustable rate advances indexed to non-LIBOR indices such as the Prime Rate, U.S. Treasury bill, and Federal funds effective rate

•	Adjustable rate consolidated obligation bonds indexed to non-LIBOR indices such as the Prime Rate, U.S. Treasury bill, and Federal funds effective rate

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,069	$10,115	$7,390	$27,884	$8,684	$15,712
New transactions elected for fair value option	783	3,607	837	3,547	862	25,925
Maturities and terminations	(2,700)	(7,088)	(988)	(21,165)	(2,127)	(13,745)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(11)	82	(169)	(146)	(22)	(7)
Change in accrued interest	(4)	1	(1)	(5)	(7)	(1)
Balance, end of the period	$5,137	$6,717	$7,069	$10,115	$7,390	$27,884

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended December 31, 2014, 2013, and 2012.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2014 and 2013:

	At December 31, 2014			At December 31, 2013
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,048	$5,137	$89	$6,956	$7,069	$113
Consolidated obligation bonds	6,748	6,717	(31)	10,230	10,115	(115)

(1)	At December 31, 2014 and 2013, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBank, and as of December 31, 2014, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $847,175 at December 31, 2014, and $766,837 at December 31, 2013. The par value of the Bank’s participation in consolidated obligations was $68,538 at December 31, 2014, and $76,968 at December 31, 2013.

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

Off-balance sheet commitments as of December 31, 2014 and 2013, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2014			2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,699	$2,711	$5,410	$1,031	$2,572	$3,603
Commitments to fund advances(1)	121	5	126	4	4	8
Commitments to issue consolidated obligation discount notes, par	3	—	3	—	—	—
Commitments to issue consolidated obligation bonds, par(2)	—	—	—	1,640	—	1,640

(1)
At December 31, 2014, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2013, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At December 31, 2013, $1,640 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 90 days to 10 years, including a final expiration in 2024. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments at December 31, 2014, and December 31, 2013.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $12 at December 31, 2014, and $12 at December 31, 2013. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2014 and 2013.

Commitments to fund advances totaled $126 at December 31, 2014, and $8 at December 31, 2013. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2014 and 2013.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 18 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of December 31, 2014, the Bank had pledged total collateral of $502, including securities with a de minimis carrying value, all of which may be sold or repledged, and cash collateral of $502 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2013, the Bank had pledged cash collateral of $149 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

The Bank charged operating expenses for net rental and related costs of approximately $5, $5, and $5 for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum rentals at December 31, 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year	Future Minimum Rentals
2015	$4
2016	4
2017	4
2018	4
2019	3
Thereafter	2
Total	$21

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank's financial condition or results of operations.

The Bank may be subject to various pending legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 8 – Advances, Note 9 – Mortgage Loans Held for Portfolio, Note 12 – Consolidated Obligations, Note 13 – Affordable Housing Program, Note 15 – Capital, Note 16 – Employee Retirement Plans and Incentive Compensation Plans, and Note 18 – Derivatives and Hedging Activities.

Note 21 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements (see Note 15 – Capital for further information).

All advances are made to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members, certain former members, and certain other nonmembers primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the ordinary course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members, in accordance with regulations governing the operations of the FHLBanks.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers that held more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at any time during the periods indicated, (ii) members that had an officer or director serving on the Bank’s Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described above, and their respective affiliates are entered into in the ordinary course of business. The tables include securities transactions where the foregoing members, nonmembers, and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of the foregoing members and nonmembers. The tables also do not include any AHP or Community Investment Cash Advance (CICA) grants. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP or CICA grants provided to, the affiliates of foregoing members and nonmembers are in the ordinary course of the Bank’s business.

	December 31, 2014	December 31, 2013
Assets:
Investments(1)	$139	$1,176
Advances	5,081	11,268
Mortgage loans held for portfolio	33	760
Accrued interest receivable	6	25
Other assets	18	37
Derivative assets, net	—	257
Total Assets	$5,277	$13,523
Liabilities:
Deposits	$3	$260
Mandatorily redeemable capital stock	577	1,356
Derivative liabilities, net	18	37
Total Liabilities	$598	$1,653
Notional amount of derivatives	$2,858	$12,256
Standby letters of credit	21	205

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	For the Years Ended December 31,
	2014	2013	2012
Interest Income:
Investments(1)	$22	$30	$38
Advances(2)	55	134	174
Mortgage loans held for portfolio	11	44	63
Total Interest Income	$88	$208	$275
Interest Expense:
Mandatorily redeemable capital stock	$74	$138	$45
Consolidated obligations(2)	(42)	(166)	(217)
Total Interest Expense	$32	$(28)	$(172)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(288)	$(118)	$(159)
Other	—	—	1
Total Other Income/(Loss)	$(288)	$(118)	$(158)

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

The FHLBank Act requires the Bank to establish an AHP. The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the ordinary course of business.

The FHLBank Act also requires the Bank to establish a Community Investment Program (CIP) and authorizes the Bank to offer additional CICA programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances to members or standby letters of credit for members for community lending and economic development projects. Only Bank members may submit applications for CICA subsidies. All CICA subsidies are made in the ordinary course of business.

In instances where an AHP or CICA transaction involves a member that owns more than 10% of the Bank's capital stock (or an affiliate of such a member), a member with an officer or director who is a director of the Bank, or an entity with an officer, director, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is in the ordinary course of business and is subject to the same eligibility and other program criteria and requirements as all other comparable transactions and to the regulations governing the operations of the relevant program.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Professional and contract services	$48	$33	$31
Travel	2	2	2
Occupancy	5	5	5
Equipment	10	9	10
Other	4	4	4
Total	$69	$53	$52

Note 23 — Subsequent Events

In January 2015, the Bank entered into settlement agreements with certain defendants in connection with the Bank’s PLRMBS litigation for the aggregate amount of $459 (after netting certain legal fees and expenses) and, with respect to certain claims, an additional amount to be received by the Bank in the future. The $459 will be recognized in the Bank’s financial statements for the three months ended March 31, 2015.

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 from $25, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

There were no other material subsequent events identified, subsequent to December 31, 2014, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2014 and 2013, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$237	$247	$260	$261
Interest expense	104	114	122	126
Net interest income	133	133	138	135
Provision for/(reversal of) credit losses on mortgage loans	—	(1)	—	1
Other income/(loss)	(40)	(12)	(54)	(48)
Other expense	41	34	37	32
Assessments	7	12	8	9
Net income/(loss)	$45	$76	$39	$45
Dividends declared per share	$1.87	$1.83	$1.68	$1.68
Annualized dividend rate	7.40%	7.35%	6.80%	6.67%

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$269	$267	$271	$279
Interest expense	142	153	157	152
Net interest income	127	114	114	127
Provision for/(reversal of) credit losses on mortgage loans	(1)	—	—	—
Other income/(loss)	(5)	(22)	36	(4)
Other expense	35	32	31	30
Assessments	14	11	15	12
Net income/(loss)	74	$49	$104	$81
Dividends declared per share	$1.42	$1.28	$0.83	$0.58
Annualized dividend rate	5.65%	5.14%	3.38%	2.30%

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2014, 2013, and 2012, are included in the tables below.

(In millions)	2014	2013	2012
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$3,513	$3,194	$3,175
MBS:
Other U.S. obligations – Ginnie Mae	11	14	16
Total trading securities	3,524	3,208	3,191
AFS securities:
MBS:
PLRMBS	6,371	7,047	7,604
Total AFS securities	6,371	7,047	7,604
HTM securities:
Certificates of deposits	—	1,660	1,739
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	328	416	535
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	1,513	1,575	340
GSEs:
Freddie Mac	4,517	5,250	4,828
Fannie Mae	5,313	6,331	7,020
PLRMBS	1,880	2,275	2,914
Total HTM securities	13,551	17,507	17,376
Total securities	23,446	27,762	28,171
Securities purchased under agreements to resell	1,000	—	1,500
Federal funds sold	7,503	7,498	10,857
Total investments	$31,949	$35,260	$40,528

As of December 31, 2014, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$2,338	$1,175	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	7	11
Total trading securities	2,338	1,175	4	7	3,524
Yield on trading securities	0.18%	0.19%	1.64%	1.71%	0.19%
AFS securities:
MBS:
PLRMBS	—	—	—	6,371	6,371
Total AFS securities	—	—	—	6,371	6,371
Yield on AFS securities	—%	—%	—%	4.54%	4.54%
HTM securities:
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	78	250	328
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	—	—	1	1,512	1,513
GSEs:
Freddie Mac	—	4	7	4,506	4,517
Fannie Mae	—	15	73	5,225	5,313
PLRMBS	—	1	—	1,879	1,880
Total HTM securities	—	20	159	13,372	13,551
Yield on HTM securities	—%	4.85%	2.49%	2.43%	2.43%
Total securities	2,338	1,195	163	19,750	23,446
Yield on total securities	0.18%	0.27%	2.47%	3.10%	2.66%
Securities purchased under agreements to resell	1,000	—	—	—	1,000
Federal funds sold	7,503	—	—	—	7,503
Total investments	$10,841	$1,195	$163	$19,750	$31,949

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2014	2013	2012	2011	2010
30 - 59 days delinquent	$12	$14	$18	$24	$26
60 - 89 days delinquent	5	7	7	9	8
90 days or more delinquent	22	27	32	31	29
Total past due	39	48	57	64	63
Total current loans	674	865	1,239	1,777	2,337
Total mortgage loans	$713	$913	$1,296	$1,841	$2,400
In process of foreclosure, included above(1)	$11	$15	$19	$20	$17
Nonaccrual loans	$22	$27	$32	$31	$29
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	5.47%	5.26%	4.40%	3.48%	2.61%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	3.13%	3.00%	2.46%	1.70%	1.19%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure. The ratio increased primarily because of the decline in the unpaid principal balance of the Bank’s mortgage loans.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2014	2013	2012	2011	2010
Balance, beginning of the period	$2	$3	$6	$3	$2
(Charge-offs)/recoveries	(1)	—	(2)	(1)	(1)
Provision for/(recovery of) credit losses	—	(1)	(1)	4	2
Balance, end of the period	$1	$2	$3	$6	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.05)%	(0.07)%	(0.08)%	(0.07)%	(0.05)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2014	2013	2012	2011	2010
Interest contractually due on nonaccrual loans during the period	$1	$1	$2	$2	$1
Interest recognized in income for nonaccrual loans during the period	—	—	—	—	—
Shortfall	$1	$1	$2	$2	$1

Geographic Concentration of Mortgage Loans(1)

	December 31, 2014	December 31, 2013
California	36.09%	37.13%
Illinois	7.78	7.38
New York	7.77	7.59
Massachusetts	4.68	4.61
New Jersey	4.28	4.09
All others(2)	39.40	39.20
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 3.74% and 3.88% of the portfolio at December 31, 2014 and 2013, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2014, 2013, and 2012:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Outstanding at end of the period	$21,811	$24,194	$5,209	$11,700	$14,700	$14,770
Weighted average rate at end of the period	0.09%	0.10%	0.15%	0.13%	0.14%	0.19%
Daily average outstanding for the period	$23,582	$16,325	$16,184	$16,841	$11,697	$13,175
Weighted average rate for the period	0.09%	0.10%	0.13%	0.13%	0.15%	0.19%
Highest outstanding at any monthend	$25,640	$24,194	$23,664	$22,345	$14,980	$15,285

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the three months ended December 31, 2014, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2014, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated six nonmember independent director positions for 2014, two of which were public interest director positions.

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

The term for each director position is four years, and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank's Board performs a Board assessment that includes consideration of the directors' backgrounds, expertise, perspectives, length of service, and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors to serve on the Bank's Board, as described in each director's biography below.

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

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2015) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
John F. Luikart, Chairman(1)	65	2007	2017
Douglas H. (Tad) Lowrey, Vice Chairman(2)(5)	62	2006	2017
Bradley W. Beal(3)(6)(8)	61	2014	2015
Craig G. Blunden(2)(5)(7)	67	2012	2015
Steven R. Gardner(2)(6)	54	2014	2017
Melinda Guzman(1)(5)(6)(7)	51	2009	2016
Richard A. Heldebrant(2)(7)	62	2013	2016
Simone Lagomarsino(2)(5)(6)(7)(8)	53	2013	2016
Kevin Murray(1)	54	2008	2015
Robert F. Nielsen(1)(6)(8)	68	2009	2016
Brian M. Riley(4)	50	2015	2018
John F. Robinson(2)(5)	68	2011	2018
Scott C. Syphax(1)(6)(8)	51	2002	2018
John T. Wasley(1)(6)(8)	53	2007	2017

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

(3)	Mr. Beal was selected by the Board to fill the vacant Nevada director position effective May 1, 2014.

(4)	Elected by the Bank’s Arizona members eligible to vote.

(5)	Member of the Audit Committee in 2015.

(6)	Member of the EEO-Personnel-Compensation Committee in 2015.

(7)	Member of the Audit Committee in 2014.

(8)	Member of the EEO-Personnel-Compensation Committee in 2014. Former director W. Douglas Hile served on the Audit and EEO-Personnel-Compensation Committees in 2014.

The Board has determined that Mr. Lowrey is an “audit committee financial expert” within the meaning of the Securities and Exchange Commission (SEC) rules. The Bank is required by SEC rules to disclose whether Mr. Lowrey is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, Mr. Lowrey is independent. In addition, Mr. Lowrey is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

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

Douglas H. (Tad) Lowrey, Vice Chairman

Douglas H. (Tad) Lowrey has been chairman of Pacific Western Bank and its holding company, PacWest Bancorp, since the merger of CapitalSource Inc. and PacWest Bancorp in April 2014. Mr. Lowrey served as the chief executive officer of CapitalSource Bank, Los Angeles, California, from July 2008 to April 2014 and served as its chairman from 2012 until April 2014. Prior to that, he was chairman of Wedbush Bank from its inception in February 2008 to July 2008, and he was executive vice president of its holding company, Wedbush Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for several financial institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1996 to 1998 and from 1999 to 2003 and was its vice chairman in 2003. Mr. Lowrey's current position as the chairman of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members and other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

Bradley W. Beal

Bradley W. Beal has been president and chief executive officer of One Nevada Credit Union, Las Vegas, Nevada, since 1990. Prior to that, Mr. Beal was senior vice president operations, Nevada Federal Credit Union (now One Nevada Credit Union) since 1987, and prior to that, president, Nevada State Employees Federal Credit Union, Carson City, Nevada. Mr. Beal is a member of the American Institute of Certified Public Accountants, the Nevada

CPA Society, and a former board member and chairman of the National Association of Federal Credit Unions. Mr. Beal's current position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Beal's qualifications to serve on the Bank's Board.

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

Melinda Guzman

Melinda Guzman has been a partner with Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plan & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. She previously served on the Bank's Board of Directors from April 2007 through December 2008. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank's Board.

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

Simone Lagomarsino

Simone Lagomarsino has been chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, since September 2011. She also held the position of president of Heritage Oaks Bank from January 2012 through December 2014. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. Ms. Lagomarsino is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous positions as chief executive officer or chief financial officer of Bank members or other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

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

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and was its chairman in 2011. He is also a past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank's Board of Directors from 1999 to 2001 and from April 2007 through December 2008. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a former nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable housing rental properties) support Mr. Nielsen's qualifications to serve as a public interest director on the Bank's Board. Mr. Nielsen is a principal shareholder and president of IDN1 Inc., which was created to invest in a multifamily tax credit property in Reno, Nevada. This property is owned by Northwest Partners, L.P., whose general partners are Santorini Corp., IDN1 Inc., and Community Services Agency Development Corporation, a nonprofit corporation under Internal Revenue Code Section 501(c)(3). Northwest Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on November 17, 2011. A plan of reorganization was confirmed by the court on February 25, 2013. Mr. Nielsen is also a managing member of Karen Partners, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by Karen Partners, L.P., whose general partners are Karen Partners, LLC, and Community Services Agency Development Corporation. Karen Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2011. On November 26, 2012, the automatic stay was rescinded, and this property was foreclosed upon on December 19, 2012. Mr. Nielsen is also a manager of Ridge Seniors, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit program in Henderson, Nevada. This property is owned by Ridge Partners L.P., whose general partners are Ridge Seniors, LLC, and Silver Sage Manor, Inc. On March 15, 2012, Ridge Partners L.P. filed a petition for protection under Chapter 11 of the

U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court on December 5, 2013. Mr. Nielsen is also principal shareholder and president of SUP III, Inc., which is a general partner in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by East Freemont II L.P., whose general partners are SUP III, Inc., and SPE 2, LLC. East Freemont II L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on June 21, 2012. The automatic stay was rescinded and this property was foreclosed upon on October 21, 2013.

Brian M. Riley

Brian M. Riley has been the president and chief executive officer of Mohave State Bank, Lake Havasu City, Arizona, since March 2009. He was the chief financial officer of the bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking, including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current position as the principal executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank's Board.

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

Executive Officers

Dean Schultz

Dean Schultz, 68, has been president and chief executive officer since April 1991. Mr. Schultz is vice chairman of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the FHLBanks. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 55, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 53, has been senior vice president and chief information officer since May 2011. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Gregory P. Fontenot

Gregory P. Fontenot, 56, has been senior vice president, human resources, office of minority and women inclusion, and facilities management since October 2011. Previously, he was senior vice president and director of human resources from January 2006 to October 2011. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute and the Society for Human Resource Management Senior Certified Professional designation.

Kevin A. Gong

Kevin A. Gong, 55, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

David H. Martens

David H. Martens, 62, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens served as senior vice president, credit and collateral risk management, from 1998 to May

2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision, chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision, vice president and supervisory agent with the Bank, and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial services auditor and certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 62, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 53, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 62, has been senior vice president, sales and marketing, since August 2011. Previously, Ms. Remch was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 56, joined the Bank in May 2009 as senior vice president, chief credit and collateral risk management officer. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 57, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 58, has been senior vice president, member financial services and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 53, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank &

Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2014. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit, for whom compensation is established by the Audit Committee). For 2015, the Compensation Committee consists of seven members of the Board. In 2014, the Compensation Committee consisted of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank's compensation policies and practices for the Bank's employees.

Certain members of senior management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that an FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank's board of directors for its review prior to the compensation decisions taking effect.

The Finance Agency’s Advisory Bulletin 2009-AB-02 outlined several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule became effective on February 27, 2014.

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

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank's Corporate Goals and Performance Targets. We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan. In addition to base salary, our short- and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank's mission and other key objectives contained in the Bank's strategic plans and who are responsible for the Bank's performance. The Bank's overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

The Bank's mission is to provide wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank's mission, the Bank also aims to provide a reasonable return to its members consistent with the Bank's public policy purpose, to consistently operate to best practices, and to accomplish its goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. Similar to 2013, for 2014 the Board adopted three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

For 2014, the Risk Management goal focused management on benchmarking for key risk management functions to industry and regulatory standards relating to operations risk, model risk, and cyber security.

Consistent with the Bank's public policy purposes, the Community Investment goal for 2014 focused management on meeting the Bank's objective to support and promote community investment, affordable housing, and economic development activities. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal for 2014 focused management on the number of members using the community investment programs and the amount of new advances funded and letters of credit issued under the Bank’s Community Investment Cash Advance credit programs during 2014.

The Franchise Enhancement goal for 2014 aligned management's interest with the Bank’s objective to remain an integral component of the changing housing and financial services markets, to continue to meet the Bank’s mission objectives within these markets as currently structured, and to influence and adapt to any structural changes.

The 2014 Franchise Enhancement goal included milestones for progress on the initiative to replace the Bank's information technology platform relating to front office and back office processing systems. The 2014 Franchise Enhancement goal also included three Member Business goals designed to focus management on achieving advances and letters of credit targeted balances, certain Mortgage Partnership Finance program targets, and a letters of credit conversion target based on the number of members using Bank letters of credit. The Board set the target achievement levels for the Member Business goals based on various assumptions, such as economic forecasts, detailed member information, potential member business, historical goal performance, industry trends and events and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members in a safe and sound manner. The 2014 Franchise Enhancement goal also included a financial goal, called the Adjusted Return on Capital Spread goal. This goal was reasonably challenging to accomplish and required, among other things, the Bank to maintain 2014 average annual balances and spreads for advances, MBS, and mortgage loans close to the 2014 plan projections, at a time when member liquidity was high, demand for funding remained low, and there was volatility in the mortgage and capital markets, and to manage operating costs within the 2014 operating expense budget, while continuing to meet all strategic and operating objectives. Given the Bank’s business model and conservative risk appetite, the achievement levels above target represented significant stretch objectives.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives for 2014 were to strengthen the Bank's financial services franchise; improve the Bank's operating cost efficiency; and promote and enhance the effectiveness of the Bank's Affordable Housing Program and community investment programs.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2014, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each officer type (president, executive vice president, senior vice president, and senior vice president and chief risk officer) relative to the individual goal weighting for that officer type in calculating each named executive officer's individual total weighted achievement level.

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

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2014, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and diversified banks and thrift and mortgage finance companies, among others, while maintaining an appropriate alignment with the practices of other FHLBanks.

The Compensation Committee recognized that comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. We believe that the executive roles of our named executive officers are somewhat comparable to those in the comparison group, although the Bank may have a narrower business focus.

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

In November 2014, the Compensation Committee engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with competitive market compensation benchmarking information. McLagan does not currently provide any other services to the Bank. In December 2014, McLagan assessed the Bank’s competitive market position. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from two groups: large commercial banks with assets of $20 billion and greater and Fannie Mae, Freddie Mac and the Federal Reserve Banks; and public proxy peers with assets between $5 billion and $20 billion. A Federal Home Loan Banks peer group was included as reference. When comparing Bank executives using the large commercial bank peer group, direct reports to the overall head of the function were used. When using the $5 billion to $20 billion peer group, a direct comparison of top paid executives was made using salary rank from the proxies. When using the Federal Home Loan Banks peer group, a direct comparison of overall functional heads was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2014 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

Prior to the engagement of McLagan, the Compensation Committee used Mercer (US) Inc. (Mercer), a nationally recognized global compensation consulting firm, to provide information to the Compensation Committee analyzing compensation paid to executives in comparable positions at other companies as well as customized external executive compensation data. Mercer did not provide any other services to the Bank.

In developing the Bank's 2014 executive compensation program, Mercer provided the Compensation Committee with a customized executive compensation benchmark study from three sources: 1) a public company peer group consisting of senior executive positions at small banks, insurance companies, and diversified financial services companies; 2) a survey of business unit executives at the subsidiary level at large financial institutions; and 3) a survey of executives at other FHLBanks. From this study, adjustments were made to the benchmark position data to account for, among other things, asset-size differences to obtain the most comparable organization size match of the benchmark data to the Bank's senior executive positions. Adjustments were also made to the peer group data to account for differences in pay practices and senior executive responsibilities between publicly traded organizations and the Bank. Following the adjustments, a peer group selection process was conducted by Mercer and the Compensation Committee.

For the 2014 executive compensation program, 15 companies were identified as the Bank's peer group for comparison and benchmarking purposes. These 15 companies are as follows: Protective Life Corporation; CME Group Inc.; IntercontinentalExchange, Inc.; Symetra Financial Corporation; First Republic Bank; MBIA Inc.; City National Corporation; American National Insurance Company; East West Bancorp, Inc.; SVB Financial Group; Webster Financial Corporation; StanCorp Financial Group, Inc.; Torchmark Corporation; NASDAQ OMX Group, Inc.; and FBL Financial Group, Inc.

For the 2014 executive compensation program, Mercer used the same survey sources as in prior years and largely the same executive job matches as in 2013. The Mercer study also provided year-over-year median market movement information for the peer group.

The Compensation Committee used the Mercer study and the peer group comparison data to support and inform its compensation decisions and to check and compare the reasonableness and appropriateness of the levels of senior executive compensation in developing the 2014 executive compensation program. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors, such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of comparable positions at the Bank's peer group companies.

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

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's peer group. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

For 2014, the Bank provided an annual (short-term) cash incentive compensation plan for achievement of the Bank's corporate goals and individual goals to the Bank's president (2014 President's Incentive Plan, or 2014 PIP) and to the executive vice president and senior vice presidents (2014 Executive Incentive Plan, or 2014 EIP). The 2014 EIP does not apply to the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan.

The target achievement levels in the 2014 PIP and the 2014 EIP were designed to reward officers for achievement of the Bank's corporate goals to accomplish the Bank's mission as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The plans define the exceeds achievement level as an optimistic achievement level relative to the target level, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

Awards under both the 2014 PIP and the 2014 EIP were based on the total weighted achievement of the three corporate goals approved by the Board for 2014 (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) and one or more individual goals for each officer.

We used a scale of 0% to 150% to measure the achievement levels for the Bank's corporate goals and each executive's individual goal(s), with 75% as the threshold level, 100% as the target level, 125% as the exceeds level, and 150% as the far exceeds level.

Under both the 2014 PIP and the 2014 EIP, the Board had discretion to modify goal achievement levels, award determinations, incentive payments, and any awards for achievement below the threshold total weighted achievement level. Both the 2014 PIP and the 2014 EIP provided that aggregate performance below the threshold achievement level normally would not result in an incentive award, and both the 2014 PIP and the 2014 EIP provided the Board with discretion to modify any and all incentive payments, including, without limit, under the following circumstances: if (i) errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or a reporting agency is untimely; or, (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The 2014 PIP and the 2014 EIP also provided that actual goal achievement levels were subject to adjustment because of changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The 2014 PIP and the 2014 EIP also provided that the impact of credit-related other-than-temporary impairment charges would be excluded from the Adjusted Return on Capital Spread goal achievement level target and performance measurement and the impact of dividend benchmark variances-to-plan would be excluded from the Adjusted Return on Capital Spread goal performance measurement.

President's Incentive Plan. For 2014, we provided the Bank's president with an annual (short-term) cash incentive compensation plan, the 2014 PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

The 2014 PIP award ranges and plan design were intended to appropriately motivate and reward the Bank’s president based on the total achievement of all goals, taking into account his role in the Bank's performance. The 2014 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for the president in the 2014 PIP.

2014 PIP	2014 Goal Weights
Risk Management Goal	27%
Community Investment Goal	18
Franchise Enhancement Goal	45
Individual Goal	10
Total	100%

The president's award under the 2014 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2014 PIP.

For a discussion regarding the award granted to the president under the 2014 PIP, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2014, we provided an annual (short-term) cash incentive compensation plan, the 2014 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for the Bank's overall corporate goal achievement and for achievement of their individual goals. The 2014 EIP was designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2014 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2014 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation

Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for different categories of officers in the 2014 EIP.

	2014 Goal Weights
2014 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Senior Vice President
Risk Management Goal	27%	54%	27%
Community Investment Goal	18%	12.6%	18%
Franchise Enhancement Goal	45%	23.4%	45%
Individual Goal	10%	10%	10%
Total	100%	100%	100%

The awards under the 2014 EIP were determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level was then used to determine each participating officer's cash incentive compensation award under the 2014 EIP.

For a discussion regarding the awards granted under the 2014 EIP for the named executive officers, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Long-Term Cash Incentive Plan: Executive Performance Unit Plan

We provide our president, executive vice president, and senior vice presidents (other than the Director of Internal Audit, who participates in the Audit Performance Unit Plan) a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP.

The EPUP rewards our key executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plans. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plans. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate EPUP performance periods in effect at one time. The following EPUPs are currently in effect: the 2014 EPUP for the performance period 2014 through 2016 and the 2013 EPUP for the performance period 2013 through 2015. The 2012 EPUP was in effect for the performance period 2012 through 2014. The 2015 EPUP for the performance period 2015 through 2017 has been submitted to the Finance Agency for regulatory review.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150% for the 2014 EPUP, 2013 EPUP, and the 2012 EPUP, with 100% as the target achievement level for all performance periods. The Bank's corporate goals for the 2014, 2013, and 2012 EPUPs include the Adjusted Return on Capital Spread goal and the Risk Management goal.

The 2014, 2013, and 2012 EPUPs identified specific Adjusted Return on Capital Spread goal targets for each achievement level and provided that the Adjusted Return on Capital Spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2014,

2013, and 2012 Strategic Plans, respectively. They also provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period.

The two corporate goals in the 2014, 2013, and 2012 EPUPs were weighted 30% for the Adjusted Return on Capital Spread goal and 70% for the Risk Management goal at all achievement levels.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2014, 2013, and 2012 EPUPs, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds), and the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank goals, are as follows: 150% of target - 50% of base salary; 125% of target - 48% of base salary; 100% of target - 40% of base salary; and 75% of target - 20% of base salary.

Under the 2014, 2013, and 2012 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments. Under the 2014, 2013, and 2012 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or a reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2014, 2013, and 2012 EPUPs is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2014, 2013, and 2012 EPUPs provide that the impacts of credit-related other-than-temporary impairment charges are excluded from the Adjusted Return on Capital Spread goal target, but the impacts of actual credit-related other-than-temporary impairment charges are included in the Adjusted Return on Capital Spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the Adjusted Return on Capital Spread goal performance measurement.

The potential target award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

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

For 2014, the maximum annual before-tax employee contribution to the Savings Plan was limited to $17,500 (or $23,000 for participants age 50 and over), and no more than $260,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2014, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $260,000.

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

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the table below. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

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

Perquisites

On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle and its designated building parking space. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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

EEO-Personnel-Compensation Committee
Scott C. Syphax, Chair
Bradley W. Beal, Vice Chair
Steven R. Gardner
Melinda Guzman
Simone Lagomarsino
Robert F. Nielsen
John T. Wasley

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other Compensation(4)(5)	Total
Dean Schultz	2014	$828,000		$359,200	$390,900	$67,313	$61,644	$1,707,057
President and	2013	811,800		399,200	655,500	414,378	61,104	2,341,982
Chief Executive Officer	2012	795,900		390,500	374,900	665,480	65,082	2,291,862

Lisa B. MacMillen	2014	530,400		233,300	250,400	468,647	39,644	1,522,391
Executive Vice President and	2013	520,000		255,700	335,900	113,431	39,421	1,264,452
Chief Operating Officer	2012	509,800		250,700	192,100	480,433	50,410	1,483,443

Lawrence H. Parks	2014	452,691	(6)	188,300	202,100	448,011	32,109	1,323,211
Senior Vice President,	2013	439,772	(7)	206,300	237,100	10,087	34,686	927,945
External and Legislative Affairs	2012	431,178	(8)	202,700	135,600	445,891	37,055	1,252,424

Suzanne Titus-Johnson	2014	383,600		168,700	181,100	388,905	31,679	1,153,984
Senior Vice President and	2013	376,100		184,900	212,600	230,176	32,448	1,036,224
General Counsel and Corporate Secretary	2012	368,700		181,700	116,600	338,766	40,926	1,046,692

Kenneth C. Miller	2014	431,800		186,500	203,800	261,675	35,448	1,119,223
Senior Vice President and	2013	423,300		208,100	227,900	139,169	36,094	1,034,563
Chief Financial Officer	2012	415,000		204,600	130,300	279,982	35,991	1,065,873

David H. Martens	2014	385,788	(9)	170,000	175,400	225,329	31,745	988,262
Senior Vice President and	2013	392,214	(10)	178,800	205,900	124,398	40,110	941,422
Chief Risk Officer	2012	357,100		176,200	117,700	233,719	33,525	918,244

(1)
Represents awards earned under the 2014, 2013, and 2012 PIPs and EIPs. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program - Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan.”

(2)
Represents awards earned under the 2012, 2011, and 2010 EPUPs. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program - Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”

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

(4)
Includes perquisites and premiums for disability and life insurance paid by the Bank. On occasion, the Bank pays for resort activities for employees in connection with business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle and its designated building parking space. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.

(5)	Includes the Bank's matching contributions under the Savings Plan and the Bank's restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.

(6)	Of this amount, $24,691 represents a vacation cash-out payment.

(7)	Of this amount, $20,172 represents a vacation cash-out payment.

(8)	Of this amount, $19,778 represents a vacation cash-out payment.

(9)	Of this amount, $14,288 represents a vacation cash-out payment.

(10)	Of this amount $28,014 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2014 EPUP	2014-2016	February 2017	$165,600	$331,200	$414,000
	2014 PIP	2014	February 2015	165,600	331,200	414,000
Lisa B. MacMillen	2014 EPUP	2014-2016	February 2017	106,100	212,200	265,200
	2014 EIP	2014	February 2015	106,100	212,200	265,200
Lawrence H. Parks	2014 EPUP	2014-2016	February 2017	85,600	171,200	214,000
	2014 EIP	2014	February 2015	85,600	171,200	214,000
Suzanne Titus-Johnson	2014 EPUP	2014-2016	February 2017	76,700	153,400	191,800
	2014 EIP	2014	February 2015	76,700	153,400	191,800
Kenneth C. Miller	2014 EPUP	2014-2016	February 2017	86,400	172,700	215,900
	2014 EIP	2014	February 2015	86,400	172,700	215,900
David H. Martens	2014 EPUP	2014-2016	February 2017	74,300	148,600	185,800
	2014 EIP	2014	February 2015	74,300	148,600	185,800

(1)
Estimated payouts for the 2014 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect at the beginning of each performance period. Awards, if any, under the 2014 EPUP are payable following the end of the three-year performance period and the completion of regulatory review. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program - Long-Term Cash Incentive Plan: Executive Performance Unit Plan.” The payouts for the 2014 PIP and EIPs are the amounts that could have been earned by the respective executive officers for 2014. Actual amounts earned under the 2014 PIP and 2014 EIP are included in the Summary Compensation Table.

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

The 2015 base salaries of the current named executive officers are as follows: Dean Schultz, $828,000; Lisa B. MacMillen, $530,400; Lawrence H. Parks, $428,000; Suzanne Titus-Johnson, $383,600; Kenneth C. Miller, $431,800; and David H. Martens, $371,500.

Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the president, executive vice president, and senior vice presidents. The Senior Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank's discretion, outplacement assistance.

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

The Senior Officers' Policy provides that in the event a senior vice president is involuntarily terminated without “Cause” under certain circumstances or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy) in connection with a Change in Control, upon the Bank's timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2014, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) would have been as follows: Dean Schultz, $830,098; Lisa B. MacMillen, $533,266; Lawrence H. Parks, $429,056; Suzanne Titus-Johnson, $386,474; Kenneth C. Miller, $434,691; and David H. Martens, $373,496.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for the president and chief executive officer, Dean Schultz, and the executive vice president and chief operating officer, Lisa B. MacMillen (Agreements). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a “Change in Control” (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if the executive terminates his or her employment for “Good Reason” (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “Annual Incentive Amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to items (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, the payment will be delayed until the Bank achieves compliance with its regulatory capital requirements. Had the employment of Mr. Schultz or Ms. MacMillen been terminated under certain circumstances in connection with a Change in Control on December 31, 2014, the approximate value of the benefits, excluding amounts of any executive-level outplacement benefits, payable to Mr. Schultz and Ms. MacMillen (subject to Finance Agency regulatory review) would have been $2,596,897 and $1,689,988, respectively.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2014, Dean Schultz, president and chief executive officer, was awarded a cash incentive compensation award under the 2014 President's Incentive Plan (2014 PIP) of $359,200. Mr. Schultz's award was based on the Bank's 2014 achievement level of 81.6% for the Franchise Enhancement goal, 150% for the Community Investment goal, and 125.0% for the Risk Management goal, and his 2014 achievement level for his individual goal.

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2014 EIP were made: Lisa B. MacMillen, $233,300; Lawrence H. Parks, $188,300; Suzanne Titus-Johnson, $168,700; Kenneth C. Miller, $186,500; and David H. Martens, $170,000.

In reviewing the Bank's 2014 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues, as well as challenging market conditions and a challenging regulatory environment, throughout 2014. In particular, the Board recognized that the president and other executive officers implemented several initiatives to enhance the Bank's risk management and operations while delivering strong financial and community investment results.

With respect to the Risk Management goal, which was measured at an achievement level of 125.0%, the Board recognized management's accomplishments in benchmarking the operations, model, and cyber security risk management programs and functions to industry and regulatory standards, with appropriate adjustments considering cost and effectiveness. In particular, the achievement level was based on: the Bank’s success in benchmarking the Bank’s operations risk management program to the Finance Agency guidance and other operations risk functions and making enhancements to the operations risk section of the Bank’s Risk Management Policy and Enterprise Risk Assessment Methodology and Process Guide. In addition, the Board recognized management’s achievements in: collaborative efforts in developing and maintaining the Operational Event Reporting System; conducting an Anti-Money Laundering risk assessment; designing and implementing a Fraud and Operations Risk Program; conducting a 2013 COSO internal control framework gap assessment; modifying the Bank’s Strategic Vendor Policy to address strategic vendors that rely on third parties or subcontractors; performing a records management program maturity assessment; proposing and implementing Board-level and management-level model risk management policies and procedures; and collaborative efforts in assessing the cyber security risk and threat landscape for the Bank and identifying technology, tools, and controls that should mitigate certain threats.

The Bank's Franchise Enhancement goal, which consisted of five goal components, was measured at an aggregate achievement level of 81.6%. The Board recognized the Bank's financial performance in 2014 for the financial performance goal component and the achievements relating to the Bank’s advances and letters of credit volume goal component and letters of credit conversions goal component. With respect to the financial performance goal component, the Adjusted Return on Capital Spread goal target level for 2014 was 4.05% and the Bank achieved a spread of 4.31%. Although the Bank exceeded the financial performance goal measure and far exceeded both the advances and letters of credit volume goal measure and letters of credit conversions goal measure, the aggregate achievement level for the Bank's Franchise Enhancement goal was offset by the failure to achieve the goal target in the technology initiative goal component and the goal target in the Mortgage Partnership Finance program goal component.

The Board further noted the Bank's strong performance against its Community Investment goal, which was measured at an achievement level of 150% for 2014. The Bank far exceeded the two goal components in the Community Investment goal to increase support of community investment activities.

For the 2012 EPUP, covering the three-year period 2012 through 2014, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank's Adjusted Return on Capital Spread goal and Risk Management goal over the three-year performance period from 2012 through 2014. The overall achievement level for the goals over this period was 139%, reflecting the effect of above-target performance on the Adjusted Return on Capital Spread goal in 2012, 2013, and 2014. The target level for the three-

year period 2012 through 2014 was 2.11%, and the Bank achieved a spread of 3.44% (net of adjustments). The overall achievement level also reflected an achievement level for the Risk Management goal component of 134%, which was the average of the actual Risk Management goal achievement levels under the 2012, 2013, and 2014 annual short-term cash incentive compensation plans.

The awards approved by the Board under the 2012 EPUP were as follows: Dean Schultz, $390,900; Lisa B. MacMillen, $250,400; Lawrence H. Parks, $202,100; Suzanne Titus-Johnson, $181,100; Kenneth C. Miller, $203,800; and David H. Martens, $175,400.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2014, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	29.750	$538,429	$—
	Financial Institutions Retirement Fund	11.000	489,544	—
	Benefit Equalization Plan	29.750	3,350,863	—
	Deferred Compensation Plan	29.750	70,704	—
	Supplemental Executive Retirement Plan(2)	12.000	2,157,550	—

Lisa B. MacMillen	Cash Balance Plan	28.417	561,222	—
	Financial Institutions Retirement Fund	9.417	122,555	—
	Benefit Equalization Plan	28.417	1,030,136	—
	Deferred Compensation Plan	28.417	419,324	—
	Supplemental Executive Retirement Plan(2)	12.000	1,095,605	—

Lawrence H. Parks	Cash Balance Plan	17.333	499,060	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	17.333	403,288	—
	Deferred Compensation Plan	17.333	92,366	—
	Supplemental Executive Retirement Plan(2)	12.000	1,317,766	—

Suzanne Titus-Johnson	Cash Balance Plan	28.333	738,879	—
	Financial Institutions Retirement Fund	9.333	129,397	—
	Benefit Equalization Plan	28.333	709,905	—
	Deferred Compensation Plan	28.333	36,125	—
	Supplemental Executive Retirement Plan(2)	9.750	918,748	—

Kenneth C. Miller	Cash Balance Plan	19.917	481,196	—
	Financial Institutions Retirement Fund	0.917	23,964	—
	Benefit Equalization Plan	19.917	314,720	—
	Deferred Compensation Plan	19.917	19,643	—
	Supplemental Executive Retirement Plan(2)	12.000	1,019,231	—

David H. Martens	Cash Balance Plan	18.167	410,633	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	18.167	210,551	—
	Deferred Compensation Plan	18.167	60,563	—
	Supplemental Executive Retirement Plan(2)	12.000	934,743	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2014 (measured December 31, 2014) was calculated using a discount rate of 3.50%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2014.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2014 Executive Contributions(1)	2014 Bank Contributions(2)	Aggregate Earnings/ (Losses) in 2014	Aggregate (Withdrawals)/ Distributions in 2014	Yearend 2014 Aggregate Balance(3)
Dean Schultz	2014	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Lisa B. MacMillen	2014	4,187,852	575,100	—	268,260	—	5,031,212
Executive Vice President and
Chief Operating Officer

Lawrence H. Parks	2014	273,611	84,000	5,040	32	—	362,683
Senior Vice President,
External and Legislative Affairs

Suzanne Titus-Johnson	2014	40,026	—	—	83	(40,109)	—
Senior Vice President and
General Counsel and Corporate Secretary

Kenneth C. Miller	2014	54,659	—	—	(334)	(54,325)	—
Senior Vice President and
Chief Financial Officer

David H. Martens	2014	258,343	28,800	1,728	(24,373)	—	264,498
Senior Vice President and
Chief Risk Officer

(1)
The 2014 executive contributions made by Ms. MacMillen are included in the “Non-Equity Incentive Payment” and “Non-Equity LTIP Payout” columns in the Summary Compensation Table (SCT), and the 2014 executive contributions made by Mr. Martens and Mr. Parks are included in the ”Salary” column for 2014 in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2014 Bank contribution made to Mr. Martens and Mr. Parks are included in the “All Other Compensation” column for 2014 in the SCT.

(3)
The yearend 2014 aggregate balance for Mr. Parks includes $78,000 and $72,000 reported in the “Salary” column for 2013 and 2012 in the SCT, respectively, and includes $4,680 and $4,320 reported in the “All Other Compensation” column for 2013 and 2012 in the SCT, respectively.

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

Director Compensation Table For the Year Ended December 31, 2014

(In whole dollars)
Name	Fees Earned or Paid in Cash
John F. Luikart, Chairman	$100,000
Douglas H. (Tad) Lowrey, Vice Chairman	95,000
Bradley W. Beal(1)	56,000
Craig G. Blunden	90,000
Steven R. Gardner(2)	75,000
Melinda Guzman	90,000
Richard A. Heldebrant	90,000
W. Douglas Hile(3)	90,000
Simone Lagomarsino	89,181
Kevin Murray	90,000
Robert F. Nielsen	90,000
John F. Robinson	90,000
Scott C. Syphax	90,000
John T. Wasley	85,040
Total	$1,220,221

(1)	Bradley W. Beal’s term began May 1, 2014.

(2)	Steven R. Gardner’s term began January 1, 2014.

(3)	W. Douglas Hile’s term ended December 31, 2014.

The Board of Directors Compensation and Expense Reimbursement Policy for 2014 (2014 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$55,000	$45,000	$100,000
Vice Chairman	50,000	45,000	95,000
Committee Chair	45,000	45,000	90,000
Directors on Audit Committee	35,000	45,000	80,000
Other Directors	30,000	45,000	75,000

Under the 2014 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). Any director who joined or left the Board between service fee payments received a prorated service fee for the number of days the director was on the Board during the service period. In addition, each director received a fee of $9,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $45,000.

The 2014 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2014 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2014 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2014 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

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

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2015, which is substantially similar to the 2014 Directors Compensation Policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2015.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.(1)	5,772,202	14.4%
701 East 60th Street, North
Sioux Falls, SD 57104

Bank of America California, N.A.	3,818,487	9.5
555 California Street
San Francisco, CA 94104

JPMorgan Chase Bank and Trust Company, National Association	2,681,349	6.7
560 Mission Street
San Francisco, CA 94105

Bank of the West	2,577,585	6.4
180 Montgomery Street
San Francisco, CA 94104

First Republic Bank	2,479,250	6.2
111 Pine Street
San Francisco, CA 94111
Total	17,328,873	43.2%

(1)	The capital stock held by this institution is classified as mandatorily redeemable capital stock.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2015.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Bradley W. Beal	One Nevada Credit Union	Las Vegas	NV	28,670	0.1%
Craig G. Blunden	Provident Savings Bank	Riverside	CA	70,562	0.2
Steven R. Gardner	Pacific Premier Bank	Irvine	CA	159,800	0.4
Richard A. Heldebrant	Star One Credit Union	Sunnyvale	CA	707,789	1.8
Simone Lagomarsino	Heritage Oaks Bank	Paso Robles	CA	78,531	0.2
Douglas H. (Tad) Lowrey	Pacific Western Bank	Los Angeles	CA	406,086	1.0
Brian M. Riley	Mohave State Bank	Lake Havasu City	AZ	11,172	—
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	250,000	0.6
Total				1,712,610	4.3%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The FHLBank Act requires the Bank to establish an Affordable Housing Program (AHP). The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the ordinary course of business.

The FHLBank Act also requires the Bank to establish a Community Investment Program (CIP) and authorizes the Bank to offer additional Community Investment Cash Advance (CICA) programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances or standby letters of credit to members for community lending and economic development projects. Only Bank members may submit applications for these credit program subsidies. All CICA subsidies are made in the ordinary course of business.

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

The Bank may also use members that have officers or directors who serve as directors of the Bank or 5% shareholders or their affiliates as securities custodians and derivative dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

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

Applying the Finance Board independence standards, the Board has determined that all directors who served in 2014 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2014, were independent in 2014 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2014, were independent in 2014 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Beal, Mr. Blunden, Mr. Gardner, Mr. Heldebrant, Ms. Lagomarsino, Mr. Lowrey, Mr. Riley, and Mr. Robinson. Using the NASDAQ rules, the following former director who served in 2014 was considered independent by the Board because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities as a director: Mr. Hile.

In making these determinations, the Board recognized that during their directorships the member directors were employed by or served as a director of a member institution that may have conducted business with the Bank in the ordinary course of the Bank's and the member institution’s respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors' exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress, the Bank has a cooperative ownership structure, the Bank is statutorily required to have member directors who are either an officer or director of a Bank member, the Bank was created to provide its members with products and services, and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board's independence standards and NASDAQ rules, all Audit Committee members who served in 2014 were independent and all current Audit Committee members are independent.

All Audit Committee members who served in 2014 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board's director independence standards and under the NASDAQ rules, all EEO-Personnel-Compensation Committee members who served in 2014 were independent and all current EEO-Personnel-Compensation Committee members are independent.

Under the NASDAQ rules, to be considered an independent compensation committee member, a director must meet the definition under the general NASDAQ independence rules, and the board of directors must affirmatively determine the independence of any director who will serve on the company’s compensation committee and must consider all factors specifically relevant to determining whether such a director has a relationship to the company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. Relevant factors must include the source of compensation of directors, including any consulting, advisory, or other compensatory fee paid by the company to the directors and whether the director is affiliated with the company.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board's director independence standards, all Governance Committee members who served in 2014 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2014 and 2013, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2014	2013
Audit fees	$0.9	$1.2
All other fees	—	—
Total	$0.9	$1.2

Audit Fees. Audit fees during 2014 and 2013 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2014 and 2013 were for accounting and internal control consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2014 and 2013.

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

In 2014 and 2013, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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
3.1
Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2
Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 31, 2014, incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

4.1	Capital Plan, as amended and restated effective April 1, 2015

4.2
Capital Plan, as amended and restated effective September 5, 2011, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2015

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

10.6	Board Resolution for 2015 Board of Directors Compensation and Expense Reimbursement Policy

10.7+
2014 President’s Incentive Plan incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 (Commission File No. 000-51398).

10.8+
2014 Executive Incentive Plan incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 (Commission File No. 000-51398).

10.9
2014 Executive Performance Unit Plan incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 (Commission File No. 000-51398)

10.10
2013 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 (Commission File No. 000-51398)

10.11
2012 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 (Commission File No. 000-51398)

10.12
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.15
Supplemental Executive Retirement Plan, as amended and restated on July 1, 2013, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.16
Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.17
Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

10.18
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2014

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2014 and 2013; (ii) Statements of Income for the Years Ended December 31, 2014, 2013, and 2012; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012; (iv) Statements of Capital Accounts for the Years Ended December 31, 2014, 2013, and 2012; (v) Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012; and (vi) Notes to Financial Statements.

+	Confidential treatment has been requested as to portions of this exhibit.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

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

/S/ BRADLEY W. BEAL
Bradley W. Beal Director

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ STEVEN R. GARDNER
Steven R. Gardner Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ RICHARD A. HELDEBRANT
Richard A. Heldebrant Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ JOHN F. ROBINSON
John F. Robinson Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ JOHN T. WASLEY
John T. Wasley Director