Form 10-Q
period 2015-03-31
Federal Home Loan Bank of San Francisco
filed 2015-05-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2015
Class B Stock, par value $100	35,245,186

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$2,047	$3,920
Securities purchased under agreements to resell	5,000	1,000
Federal funds sold	4,174	7,503
Trading securities(a)	3,224	3,524
Available-for-sale (AFS) securities(a)	6,188	6,371
Held-to-maturity (HTM) securities (fair values were $13,114 and $13,657, respectively)(b)	12,936	13,551
Advances (includes $4,978 and $5,137 at fair value under the fair value option, respectively)	43,757	38,986
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $1, respectively	680	708
Accrued interest receivable	59	67
Premises, software, and equipment, net	28	28
Derivative assets, net	53	59
Other assets	89	90
Total Assets	$78,235	$75,807
Liabilities:
Deposits	$195	$160
Consolidated obligations:
Bonds (includes $6,375 and $6,717 at fair value under the fair value option, respectively)	43,459	47,045
Discount notes	27,794	21,811
Total consolidated obligations	71,253	68,856
Mandatorily redeemable capital stock	383	719
Accrued interest payable	135	95
Affordable Housing Program (AHP) payable	194	147
Derivative liabilities, net	19	20
Other liabilities	114	117
Total Liabilities	72,293	70,114
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
31 shares and 33 shares, respectively	3,092	3,278
Unrestricted retained earnings	624	294
Restricted retained earnings	2,150	2,065
Total Retained Earnings	2,774	2,359
Accumulated other comprehensive income/(loss) (AOCI)	76	56
Total Capital	5,942	5,693
Total Liabilities and Capital	$78,235	$75,807

(a)	At March 31, 2015, and December 31, 2014, none of these securities were pledged as collateral that may be repledged.

(b)	At March 31, 2015, and December 31, 2014, a de minimis amount of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Interest Income:
Advances	$67	$79
Federal funds sold	2	3
Trading securities	2	1
AFS securities	67	71
HTM securities	80	96
Mortgage loans held for portfolio	9	11
Total Interest Income	227	261
Interest Expense:
Consolidated obligations:
Bonds	76	81
Discount notes	6	6
Mandatorily redeemable capital stock	15	39
Total Interest Expense	97	126
Net Interest Income	130	135
Provision for/(reversal of) credit losses on mortgage loans	—	1
Net Interest Income After Mortgage Loan Loss Provision	130	134
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(4)	(1)
Net amount of OTTI loss reclassified to/(from) AOCI	2	1
Net OTTI loss, credit-related	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(7)	(39)
Net gain/(loss) on derivatives and hedging activities	(21)	(10)
Gains on litigation settlements, net	459	—
Other	3	1
Total Other Income/(Loss)	432	(48)
Other Expense:
Compensation and benefits	17	16
Other operating expense	14	12
Federal Housing Finance Agency	2	2
Office of Finance	1	2
Total Other Expense	34	32
Income/(Loss) Before Assessment	528	54
AHP Assessment	54	9
Net Income/(Loss)	$474	$45

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net Income/(Loss)	$474	$45
Other Comprehensive Income/(Loss):
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	20	81
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(2)	(1)
Total net non-credit-related OTTI gain/(loss) on AFS securities	18	80
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	2	1
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	1
Total other comprehensive income/(loss)	20	81
Total Comprehensive Income/(Loss)	$494	$126

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	2	197					197
Repurchase of capital stock	(4)	(331)					(331)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Comprehensive income/(loss)			(8)	53	45	81	126
Cash dividends paid on capital stock (6.67%)				(58)	(58)		(58)
Balance, March 31, 2014	33	$3,325	$2,069	$312	$2,381	$(64)	$5,642
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Issuance of capital stock	2	234					234
Repurchase of capital stock	(4)	(412)					(412)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(8)					(8)
Comprehensive income/(loss)			85	389	474	20	494
Cash dividends paid on capital stock (7.11%)				(59)	(59)		(59)
Balance, March 31, 2015	31	$3,092	$2,150	$624	$2,774	$76	$5,942

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash Flows from Operating Activities:
Net Income/(Loss)	$474	$45
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(27)	(20)
Provision for/(reversal of) credit losses on mortgage loans	—	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	7	39
Change in net derivatives and hedging activities	(37)	(94)
Net OTTI loss, credit-related	2	—
Net change in:
Accrued interest receivable	9	7
Other assets	(2)	—
Accrued interest payable	41	54
Other liabilities	44	(6)
Total adjustments	37	(19)
Net cash provided by/(used in) operating activities	511	26
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(105)	(80)
Securities purchased under agreements to resell	(4,000)	(500)
Federal funds sold	3,329	1,097
Premises, software, and equipment	(1)	(1)
Trading securities:
Proceeds from maturities of long-term	300	81
AFS securities:
Proceeds from maturities of long-term	222	225
HTM securities:
Net (increase)/decrease in short-term	—	(848)
Proceeds from maturities of long-term	616	589
Purchases of long-term	—	(69)
Advances:
Principal collected	218,081	146,806
Made to members	(222,810)	(147,969)
Mortgage loans held for portfolio:
Principal collected	44	52
Purchases	(17)	—
Proceeds from sales of foreclosed assets	1	1
Net cash provided by/(used in) investing activities	(4,340)	(616)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash Flows from Financing Activities:
Net change in:
Deposits	149	189
Net (payments)/proceeds on derivative contracts with financing elements	—	(1)
Net proceeds from issuance of consolidated obligations:
Bonds	5,027	8,377
Discount notes	31,965	17,912
Payments for matured and retired consolidated obligations:
Bonds	(8,620)	(8,390)
Discount notes	(25,984)	(17,242)
Proceeds from issuance of capital stock	234	197
Payments for repurchase/redemption of mandatorily redeemable capital stock	(344)	(428)
Payments for repurchase of capital stock	(412)	(331)
Cash dividends paid	(59)	(58)
Net cash provided by/(used in) financing activities	1,956	225
Net increase/(decrease) in cash and due from banks	(1,873)	(365)
Cash and due from banks at beginning of the period	3,920	4,906
Cash and due from banks at end of the period	$2,047	$4,541
Supplemental Disclosures:
Interest paid	$101	$124
AHP payments	7	9
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	4	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10‑K).

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment (OTTI) for investment securities; and estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. Actual results could differ significantly from these estimates.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2015, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Gains on Litigation Settlements, Net. Litigation settlement gains, net of related legal expenses, are recorded in Other Income/(Loss) in “Gains on litigation settlements, net” in the Statements of Income. A litigation settlement gain is considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a litigation settlement gain is considered realizable and recorded when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential litigation settlement gains to be gain contingencies, and therefore they are not recorded in the Statements of Income. The related legal expenses are contingent-based fees and are only incurred and recorded upon a litigation settlement gain.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K. Other changes to these policies as of March 31, 2015, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the Financial Accounting Standards Board (FASB) issued amendments to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Bank can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of this guidance will result in a reclassification of debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows.

Amendments to the Consolidation Guidance. On February 18, 2015, the FASB issued guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance primarily focuses on the following:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2015. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect basis. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

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

This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides the entities with the option of using the following two methods upon adoption: a full retrospective method, applied retrospectively to each prior reporting period presented; or a transition method, with the cumulative effect of retrospectively applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

should be reclassified to REO. Specifically, these collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The guidance became effective for interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities) and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Bank implemented the asset classification provisions as of January 1, 2014, and this adoption did not have any impact on the Bank’s financial condition, results of operations, or cash flows. The charge-off provisions were implemented on January 1, 2015, and resulted in a $1 charge-off to the Bank’s allowance for credit losses on the mortgage loan portfolio for the three months ended March 31, 2015. The adoption of these charge-off provisions did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2015, and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,213	$3,513
MBS – Other U.S. obligations – Ginnie Mae	11	11
Total	$3,224	$3,524

The net unrealized gain/(loss) on trading securities was de minimis for the three months ended March 31, 2015 and 2014. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of March 31, 2015, and December 31, 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$552	$(3)	$32	$—	$581
Alt-A, option ARM	1,009	(34)	80	—	1,055
Alt-A, other	4,521	(147)	180	(2)	4,552
Total	$6,082	$(184)	$292	$(2)	$6,188

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$565	$(4)	$31	$—	$592
Alt-A, option ARM	1,031	(43)	77	—	1,065
Alt-A, other	4,687	(145)	174	(2)	4,714
Total	$6,283	$(192)	$282	$(2)	$6,371

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At March 31, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,140. At December 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,173.

The following table summarizes the AFS securities with unrealized losses as of March 31, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$1	$38	$2	$109	$3
Alt-A, option ARM	36	3	427	31	463	34
Alt-A, other	324	3	1,690	146	2,014	149
Total	$431	$7	$2,155	$179	$2,586	$186

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$3	$36	$1	$107	$4
Alt-A, option ARM	—	—	580	43	580	43
Alt-A, other	403	12	1,682	135	2,085	147
Total	$474	$15	$2,298	$179	$2,772	$194

As indicated in the tables above, as of March 31, 2015, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at March 31, 2015, and December 31, 2014, are shown in the following table:

	March 31, 2015	December 31, 2014
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,845	$1,917
Adjustable rate	4,237	4,366
Total	$6,082	$6,283

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2015	December 31, 2014
Collateralized mortgage obligations:
Converts in 1 year or less	$64	$71
Converts after 1 year through 5 years	221	226
Total	$285	$297

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$315	$—	$315	$—	$(38)	$277
MBS:
Other U.S. obligations – Ginnie Mae	1,460	—	1,460	29	(1)	1,488
GSEs:
Freddie Mac	4,331	—	4,331	79	(1)	4,409
Fannie Mae	5,039	—	5,039	137	(3)	5,173
Subtotal GSEs	9,370	—	9,370	216	(4)	9,582
PLRMBS:
Prime	1,077	—	1,077	1	(26)	1,052
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	718	(18)	700	18	(16)	702
Subtotal PLRMBS	1,809	(18)	1,791	19	(43)	1,767
Total MBS	12,639	(18)	12,621	264	(48)	12,837
Total	$12,954	$(18)	$12,936	$264	$(86)	$13,114

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$328	$—	$328	$—	$(45)	$283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	—	1,513	15	(2)	1,526
GSEs:
Freddie Mac	4,517	—	4,517	61	(12)	4,566
Fannie Mae	5,313	—	5,313	121	(6)	5,428
Subtotal GSEs	9,830	—	9,830	182	(18)	9,994
PLRMBS:
Prime	1,133	—	1,133	1	(27)	1,107
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	753	(20)	733	19	(18)	734
Subtotal PLRMBS	1,900	(20)	1,880	20	(46)	1,854
Total MBS	13,243	(20)	13,223	217	(66)	13,374
Total	$13,571	$(20)	$13,551	$217	$(111)	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At March 31, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $46, discounts of $50, and credit-related OTTI of $7. At December 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $51, discounts of $55, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of March 31, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$259	$38	$259	$38
MBS:
Other U.S. obligations – Ginnie Mae	147	1	2	—	149	1
GSEs:
Freddie Mac	450	1	25	—	475	1
Fannie Mae	296	1	99	2	395	3
Subtotal GSEs	746	2	124	2	870	4
PLRMBS:
Prime	245	2	623	24	868	26
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	27	—	657	34	684	34
Subtotal PLRMBS	272	2	1,293	59	1,565	61
Total MBS	1,165	5	1,419	61	2,584	66
Total	$1,165	$5	$1,678	$99	$2,843	$104

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$283	$45	$283	$45
MBS:
Other U.S. obligations – Ginnie Mae	131	—	94	2	225	2
GSEs:
Freddie Mac	622	1	1,044	11	1,666	12
Fannie Mae	286	1	562	5	848	6
Subtotal GSEs	908	2	1,606	16	2,514	18
PLRMBS:
Prime	264	2	682	25	946	27
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	30	—	685	38	715	38
Subtotal PLRMBS	294	2	1,380	64	1,674	66
Total MBS	1,333	4	3,080	82	4,413	86
Total	$1,333	$4	$3,363	$127	$4,696	$131

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2015, and December 31, 2014, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

March 31, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$73
Due after 10 years	237	237	204
Subtotal	315	315	277
MBS:
Other U.S. obligations – Ginnie Mae	1,460	1,460	1,488
GSEs:
Freddie Mac	4,331	4,331	4,409
Fannie Mae	5,039	5,039	5,173
Subtotal GSEs	9,370	9,370	9,582
PLRMBS:
Prime	1,077	1,077	1,052
Alt-A, option ARM	14	14	13
Alt-A, other	718	700	702
Subtotal PLRMBS	1,809	1,791	1,767
Total MBS	12,639	12,621	12,837
Total	$12,954	$12,936	$13,114

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$70
Due after 10 years	250	250	213
Subtotal	328	328	283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	1,513	1,526
GSEs:
Freddie Mac	4,517	4,517	4,566
Fannie Mae	5,313	5,313	5,428
Subtotal GSEs	9,830	9,830	9,994
PLRMBS:
Prime	1,133	1,133	1,107
Alt-A, option ARM	14	14	13
Alt-A, other	753	733	734
Subtotal PLRMBS	1,900	1,880	1,854
Total MBS	13,243	13,223	13,374
Total	$13,571	$13,551	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at March 31, 2015, and December 31, 2014, are detailed in the following table:

	March 31, 2015	December 31, 2014
Amortized cost of HTM securities other than MBS:
Adjustable rate	$315	$328
Subtotal	315	328
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	264	285
Adjustable rate	404	415
Collateralized mortgage obligations:
Fixed rate	8,792	9,249
Adjustable rate	3,179	3,294
Subtotal	12,639	13,243
Total	$12,954	$13,571

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2015	December 31, 2014
Passthrough securities:
Converts in 1 year or less	$72	$79
Converts after 1 year through 5 years	129	140
Converts after 5 years through 10 years	55	59
Total	$256	$278
Collateralized mortgage obligations:
Converts in 1 year or less	$46	$73
Converts after 1 year through 5 years	24	26
Total	$70	$99

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning January 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2015 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2015, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2015
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2007	13.2	3.7	20.8	19.2
2006	17.0	14.8	32.4	—
Total Prime	13.3	3.8	20.9	18.9
Alt-A, option ARM
2006	5.7	39.9	39.2	6.3
Total Alt-A, option ARM	5.7	39.9	39.2	6.3
Alt-A, other
2007	15.8	22.2	37.2	6.6
2005	15.5	15.5	39.4	6.7
2004 and earlier	17.4	7.2	30.7	12.8
Total Alt-A, other	15.9	18.0	37.2	7.4
Total	14.5	20.5	37.1	7.5

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance, beginning of the period	$1,314	$1,378
Additional charges on securities for which OTTI was previously recognized(1)	2	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(19)	(16)
Balance, end of the period	$1,297	$1,362

(1)
For the three months ended March 31, 2015 and 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2015 and 2014, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three months ended March 31, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended March 31, 2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$4	$—	$—	$4
Total	$4	$—	$—	$4

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at March 31, 2015, and December 31, 2014, by loan collateral type:

March 31, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$665	$552	$581	$—	$—	$—	$—
Alt-A, option ARM	1,360	1,009	1,055	—	—	—	—
Alt-A, other	5,188	4,521	4,552	127	123	105	123
Total	$7,213	$6,082	$6,188	$127	$123	$105	$123

December 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$682	$565	$592	$—	$—	$—	$—
Alt-A, option ARM	1,391	1,031	1,065	—	—	—	—
Alt-A, other	5,374	4,687	4,714	132	128	108	127
Total	$7,447	$6,283	$6,371	$132	$128	$108	$127

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2015, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2015, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2015, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2015, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.15% to 8.57% at March 31, 2015, and 0.14% to 8.57% at December 31, 2014, as summarized below.

	March 31, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,263	0.61%	$21,328	0.63%
After 1 year through 2 years	7,018	0.88	7,597	1.07
After 2 years through 3 years	3,761	1.34	3,235	1.39
After 3 years through 4 years	5,467	1.07	3,216	1.65
After 4 years through 5 years	1,181	1.88	1,655	1.82
After 5 years	3,868	1.54	1,799	2.81
Total par value	43,558	0.89%	38,830	1.02%
Valuation adjustments for hedging activities	105		67
Valuation adjustments under fair value option	94		89
Total	$43,757		$38,986

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,751 at March 31, 2015, and $4,915 at December 31, 2014. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $5,028 at March 31, 2015, and $328 at December 31, 2014.

The Bank’s advances at March 31, 2015, and December 31, 2014, included $140 and $140, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Within 1 year	$22,406	$21,460	$22,404	$21,468
After 1 year through 2 years	7,125	7,693	7,017	7,597
After 2 years through 3 years	6,497	3,258	3,621	3,135
After 3 years through 4 years	2,809	3,291	5,467	3,176
After 4 years through 5 years	3,158	1,646	1,181	1,655
After 5 years	1,563	1,482	3,868	1,799
Total par value	$43,558	$38,830	$43,558	$38,830

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2015 and 2014. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2015 and 2014.

	March 31, 2015		Three Months Ended March 31, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$7,700	18%	$11	12%
JPMorgan Chase Bank, National Association(2)	818	2	2	2
Subtotal JPMorgan Chase & Co.	8,518	20	13	14
Bank of the West	5,187	12	6	6
First Republic Bank	4,925	11	20	21
Bank of America California, N.A.	4,000	9	2	2
Citigroup Inc
Citibank, N.A.(2)	3,000	7	1	1
Banamex USA	—	—	—	—
Subtotal Citigroup Inc	3,000	7	1	1
Subtotal	25,630	59	42	44
Others	17,928	41	54	56
Total par value	$43,558	100%	$96	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2014		Three Months Ended March 31, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$10,000	22%	$5	5%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	15	13
JPMorgan Chase Bank, National Association(2)	834	2	2	2
Subtotal JPMorgan Chase & Co.	5,959	13	17	15
First Republic Bank	5,650	12	21	19
Bank of the West	4,437	10	8	7
OneWest Bank, N.A.	3,040	7	3	3
Subtotal	29,086	64	54	49
Others	16,264	36	57	51
Total par value	$45,350	100%	$111	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2015, and December 31, 2014, are detailed below:

	March 31, 2015	December 31, 2014
Par value of advances:
Fixed rate:
Due within 1 year	$16,016	$15,422
Due after 1 year	11,393	12,330
Total fixed rate	27,409	27,752
Adjustable rate:
Due within 1 year	6,247	5,906
Due after 1 year	9,902	5,172
Total adjustable rate	16,149	11,078
Total par value	$43,558	$38,830

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2015, and December 31, 2014.

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Prepayment fees received	$14	$1
Fair value adjustments	(14)	(1)
Net	$—	$—
Advance principal prepaid	$607	$150

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) As of March 31, 2015, the Bank had approved five members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of March 31, 2015, and December 31, 2014, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2015	December 31, 2014
Fixed rate medium-term mortgage loans	$147	$160
Fixed rate long-term mortgage loans	536	553
Subtotal	683	713
Unamortized premiums	6	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	680	709
Less: Allowance for credit losses	—	(1)
Total mortgage loans held for portfolio, net	$680	$708

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2014 Form 10-K.

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At March 31, 2015, and December 31, 2014, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2015, or during 2014.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of March 31, 2015, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first three months of 2015 or from April 1 to April 30, 2015.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of March 31, 2015, and December 31, 2014.

	March 31, 2015	December 31, 2014
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$12	$12
60 – 89 days delinquent	4	5
90 days or more delinquent	20	22
Total past due	36	39
Total current loans	647	673
Total mortgage loans	$683	$712
In process of foreclosure, included above(2)	$8	$11
Nonaccrual loans	$20	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.86%	3.12%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance, beginning of the period	$1	$2
(Charge-offs) /recoveries	(1)	(1)
Provision for/(reversal of) credit losses	—	1
Balance, end of the period	$—	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.18)%	(0.02)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	March 31, 2015	December 31, 2014
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$1
Recorded investment, end of period:
Individually evaluated for impairment	$14	$20
Collectively evaluated for impairment	669	692
Total recorded investment	$683	$712

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$14	$14	$—	$14	$14	$—
With an allowance	—	—	—	6	6	1
Total	$14	$14	$—	$20	$20	$1

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
With no related allowance	$14	$19
With an allowance	4	7
Total	$18	$26

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the Original MPF and MPF Plus products as described below. Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs during the first quarter of 2015, the corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2015, and December 31, 2014, and for MPF Plus loans totaling a de minimis amount as of March 31, 2015, and $1 as of December 31, 2014.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2015, and December 31, 2014, and for MPF Plus loans totaling de minimis amounts as of March 31, 2015, and December 31, 2014.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2.5 as of March 31, 2015, and $2.3 as of December 31, 2014. During the three months ended March 31, 2015 and 2014, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at March 31, 2015, and December 31, 2014.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2015, and December 31, 2014, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Interest-bearing deposits:
Demand and overnight	$194	$159
Total interest-bearing deposits	194	159
Non-interest-bearing deposits	1	1
Total	$195	$160

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2015, and December 31, 2014, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$194	0.01%	$159	0.01%
Total interest-bearing deposits	194	0.01	159	0.01
Non-interest-bearing deposits	1	—	1	—
Total	$195	0.01%	$160	0.01%

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2015, and December 31, 2014.

	March 31, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$17,531	0.49%	$21,044	0.36%
After 1 year through 2 years	10,052	2.26	9,871	2.43
After 2 years through 3 years	4,682	1.66	4,518	1.70
After 3 years through 4 years	2,451	1.48	2,336	1.49
After 4 years through 5 years	3,255	1.76	3,103	1.71
After 5 years	5,158	2.22	5,851	2.13
Total par value	43,129	1.39%	46,723	1.29%
Unamortized premiums	46		58
Unamortized discounts	(12)		(13)
Valuation adjustments for hedging activities	299		308
Fair value option valuation adjustments	(3)		(31)
Total	$43,459		$47,045

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $12,958 at March 31, 2015, and $14,158 at December 31, 2014. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $8,658 at March 31, 2015, and $9,573 at December 31, 2014. The combined sold callable swaps and callable bonds enable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at March 31, 2015, and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Par value of consolidated obligation bonds:
Non-callable	$30,171	$32,565
Callable	12,958	14,158
Total par value	$43,129	$46,723

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Within 1 year	$29,753	$33,558
After 1 year through 2 years	8,839	9,156
After 2 years through 3 years	2,396	2,043
After 3 years through 4 years	1,290	1,010
After 4 years through 5 years	500	385
After 5 years	351	571
Total par value	$43,129	$46,723

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$27,803	0.11%	$21,815	0.09%
Unamortized discounts	(9)		(4)
Total	$27,794		$21,811

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2015, and December 31, 2014, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2014 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2015	December 31, 2014
Par value of consolidated obligations:
Bonds:
Fixed rate	$36,101	$39,324
Adjustable rate	3,455	3,678
Step-up	2,436	2,654
Step-down	550	500
Fixed rate that converts to adjustable rate	487	467
Range bonds	100	100
Total bonds, par value	43,129	46,723
Discount notes, par value	27,803	21,815
Total consolidated obligations, par value	$70,932	$68,538

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2015, or December 31, 2014. In general, the Bank has elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended March 31, 2015 and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	81			81
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(1)	—		(1)
Net current period other comprehensive income/(loss)	80	1	—	81
Balance, March 31, 2014	$(31)	$(26)	$(7)	$(64)

Balance, December 31, 2014	$88	$(20)	$(12)	$56
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	20			20
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	18	2	—	20
Balance, March 31, 2015	$106	$(18)	$(12)	$76

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

As of March 31, 2015, and December 31, 2014, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Risk-based capital	$2,959	$6,249	$3,231	$6,356
Total regulatory capital	$3,129	$6,249	$3,032	$6,356
Total regulatory capital ratio	4.00%	7.99%	4.00%	8.38%
Leverage capital	$3,912	$9,373	$3,790	$9,534
Leverage ratio	5.00%	11.98%	5.00%	12.58%

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

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $383 outstanding to 30 institutions at March 31, 2015, and $719 outstanding to 32 institutions at December 31, 2014. The change in mandatorily redeemable capital stock for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at the beginning of the period	$719	$2,071
Reclassified from/(to) capital during the period	8	1
Redemption of mandatorily redeemable capital stock	(6)	(9)
Repurchase of excess mandatorily redeemable capital stock	(338)	(419)
Balance at the end of the period	$383	$1,644

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $15 and $39 for the three months ended March 31, 2015 and 2014, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2015, and December 31, 2014.

Contractual Redemption Period	March 31, 2015	December 31, 2014
Within 1 year	$23	$51
After 1 year through 2 years	279	582
After 2 years through 3 years	5	9
After 3 years through 4 years	1	1
After 4 years through 5 years	5	2
Past contractual redemption date because of remaining activity(1)	70	74
Total	$383	$719

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital management principles and objectives, as well as its policies and practices, with respect to retained earnings, dividend payments, and the repurchase of excess capital stock. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 190% as of March 31, 2015.

In addition, the Bank monitors the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock each quarter.

Retained Earnings – The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period.

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2015 and 2014:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2015				March 31, 2014
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$35	$1,800	$230	$2,065	$88	$1,800	$189	$2,077
Transfers to/(from) restricted retained earnings	(10)	—	95	85	(17)	—	9	(8)
Balance at the end of the period	$25	$1,800	$325	$2,150	$71	$1,800	$198	$2,069

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

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

In the first quarter of 2015, the Bank paid dividends at an annualized rate of 7.11%, totaling $74, including $59 in dividends on capital stock and $15 in dividends on mandatorily redeemable capital stock. In the first quarter of 2014, the Bank paid dividends at an annualized rate of 6.67%, totaling $97, including $58 in dividends on capital stock and $39 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On April 29, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2015 at an annualized rate of 7.67%, totaling $74, including $61 in dividends on capital stock and $13 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 29, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 14, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2015.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $750 and $750 in excess capital stock in the first quarter of 2015 and 2014, respectively.

During the first quarter of 2015 and 2014, the Bank redeemed $6 and $9, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On April 29, 2015, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 15, 2015. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

Excess capital stock totaled $377 as of March 31, 2015, and $1,118 as of December 31, 2014.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2015, or December 31, 2014.

	March 31, 2015		December 31, 2014
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$362	10%	$268	7%
JPMorgan Chase Bank, National Association(1)	65	2	68	2
Subtotal JPMorgan Chase & Co.	427	12	336	9
Citigroup Inc.:
Citibank, N.A.(1)	276	8	577	14
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	278	8	579	14
Subtotal	705	20	915	23
Others	2,770	80	3,082	77
Total	$3,475	100%	$3,997	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank’s 2014 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2015 and 2014.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
March 31, 2015	$35	$93	$128	$(8)	$(9)	$15	$130	$432	$34	$528
March 31, 2014	39	110	149	(2)	(22)	39	134	(48)	32	54

(1)	Does not include credit-related OTTI losses of $2 and a de minimis amount for the three months ended March 31, 2015 and 2014, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only, in accordance with the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2015, and December 31, 2014.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2015	$58,671	$19,564	$78,235
December 31, 2014	55,424	20,383	75,807

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

Intermediation and Offsetting Derivatives – As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. The Bank also enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. Neither type of offsetting derivatives receives hedge accounting treatment and both are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $30 at March 31, 2015. The Bank had no interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties at December 31, 2014. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2014, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2015, or the year ended December 31, 2014.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2015, was $44, for which the Bank had posted collateral with a fair value of $26 in the ordinary course of business. If the Bank’s credit rating at March 31, 2015, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $9 of collateral (at fair value) to its derivative counterparties at March 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of March 31, 2015, and December 31, 2014. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,572	$377	$119	$28,018	$374	$103
Total	29,572	377	119	28,018	374	103
Derivatives not designated as hedging instruments:
Interest rate swaps	29,792	71	109	31,973	72	129
Interest rate caps and floors	2,336	7	1	2,306	9	1
Mortgage delivery commitments	7	—	—	—	—	—
Total	32,135	78	110	34,279	81	130
Total derivatives before netting and collateral adjustments	$61,707	455	229	$62,297	455	233
Netting adjustments and cash collateral(1)		(402)	(210)		(396)	(213)
Total derivative assets and total derivative liabilities		$53	$19		$59	$20

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted was $61 and $65 at March 31, 2015, and December 31, 2014, respectively. Cash collateral received was $252 and $248 at March 31, 2015, and December 31, 2014, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(7)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(7)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(3)	15
Interest rate caps and floors	(2)	(1)
Net settlements	(9)	(22)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(14)	(8)
Net gain/(loss) on derivatives and hedging activities	$(21)	$(10)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2015				March 31, 2014
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(38)	$38	$—	$(28)	$10	$(10)	$—	$(32)
Consolidated obligation bonds	(15)	8	(7)	62	(51)	49	(2)	65
Total	$(53)	$46	$(7)	$34	$(41)	$39	$(2)	$33

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2015, and December 31, 2014.

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$337	$167	$352	$199
Cleared derivatives	118	62	103	34
Total gross recognized amount	455	229	455	233
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(308)	(148)	(324)	(179)
Cleared derivatives	(94)	(62)	(72)	(34)
Total gross amount of netting adjustments and cash collateral	(402)	(210)	(396)	(213)
Total derivative assets and total derivative liabilities
Uncleared derivatives	29	19	28	20
Cleared derivatives	24	—	31	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	53	19	59	20
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	25	—	25	—
Net unsecured amount
Uncleared derivatives	4	19	3	20
Cleared derivatives	24	—	31	—
Total net unsecured amount	$28	$19	$34	$20

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2015, and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2015, and December 31, 2014.

	March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2,047	$2,047	$2,047	$—	$—	$—
Securities purchased under agreements to resell	5,000	5,000	—	5,000	—	—
Federal funds sold	4,174	4,174	—	4,174	—	—
Trading securities	3,224	3,224	—	3,224	—	—
AFS securities	6,188	6,188	—	—	6,188	—
HTM securities	12,936	13,114	—	11,070	2,044	—
Advances	43,757	43,829	—	43,829	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	680	740	—	740	—	—
Accrued interest receivable	59	59	—	59	—	—
Derivative assets, net(1)	53	53	—	455	—	(402)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	195	195	—	195	—	—
Consolidated obligations:
Bonds	43,459	43,507	—	43,507	—	—
Discount notes	27,794	27,795	—	27,795	—	—
Total consolidated obligations	71,253	71,302	—	71,302	—	—
Mandatorily redeemable capital stock	383	383	383	—	—	—
Accrued interest payable	135	135	—	135	—	—
Derivative liabilities, net(1)	19	19	—	229	—	(210)
Other
Standby letters of credit	13	13	—	13	—	—
Commitments to fund advances(3)	—	5	—	5	—	—
Commitments to issue consolidated obligation bonds(3)	—	(2)	—	(2)	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,920	$3,920	$3,920	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	7,503	7,503	—	7,503	—	—
Trading securities	3,524	3,524	—	3,524	—	—
AFS securities	6,371	6,371	—		6,371	—
HTM securities	13,551	13,657	—	11,521	2,136	—
Advances	38,986	39,060	—	39,060	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	708	769	—	769	—	—
Accrued interest receivable	67	67	—	67	—	—
Derivative assets, net(1)	59	59	—	455	—	(396)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	160	160	—	160	—	—
Consolidated obligations:
Bonds	47,045	47,021	—	47,021	—	—
Discount notes	21,811	21,811	—	21,811	—	—
Total consolidated obligations	68,856	68,832	—	68,832	—	—
Mandatorily redeemable capital stock	719	719	719	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	20	20	—	233	—	(213)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	2	—	2	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2015:

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

As of March 31, 2015, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of March 31, 2015, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2015, and December 31, 2014, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,213	$—	$—	$3,213
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,224	—	—	3,224
AFS securities:
PLRMBS	—	—	6,188	—	6,188
Total AFS securities	—	—	6,188	—	6,188
Advances(2)	—	4,978	—	—	4,978
Derivative assets, net: interest rate-related	—	455	—	(402)	53
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$8,657	$6,188	$(402)	$14,454
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,375	$—	$—	$6,375
Derivative liabilities, net: interest rate-related	—	229	—	(210)	19
Total recurring fair value measurements – Liabilities	$—	$6,604	$—	$(210)	$6,394
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

December 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,513	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,524	—	—	3,524
AFS securities:
PLRMBS	—	—	6,371	—	6,371
Total AFS securities	—	—	6,371	—	6,371
Advances(2)	—	5,137	—	—	5,137
Derivative assets, net: interest rate-related	—	455	—	(396)	59
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,116	$6,371	$(396)	$15,102
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,717	$—	$—	$6,717
Derivative liabilities, net: interest rate-related	—	233	—	(213)	20
Total recurring fair value measurements – Liabilities	$—	$6,950	$—	$(213)	$6,737
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at March 31, 2015, and December 31, 2014.

(3)	Represents consolidated obligation bonds recorded under the fair value option at March 31, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance, beginning of the period	$6,371	$7,047
Total gain/(loss) realized and unrealized included in:
Interest income	19	15
Net OTTI loss, credit-related	(2)	—
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	20	81
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(2)	(1)
Settlements	(222)	(226)
Transfers of HTM securities to AFS securities	4	—
Balance, end of the period	$6,188	$6,916
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$17	$15

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

For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” in the Bank’s 2014 Form 10-K.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2015 and 2014:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2015		March 31, 2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,137	$6,717	$7,069	$10,115
New transactions elected for fair value option	246	655	138	700
Maturities and terminations	(424)	(1,025)	(279)	(3,565)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	20	27	8	47
Change in accrued interest	(1)	1	—	1
Balance, end of the period	$4,978	$6,375	$6,936	$7,298
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three months ended March 31, 2015 and 2014.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2015, and December 31, 2014:

	At March 31, 2015			At December 31, 2014
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$4,884	$4,978	$94	$5,048	$5,137	$89
Consolidated obligation bonds	6,378	6,375	(3)	6,748	6,717	(31)

(1)	At March 31, 2015, and December 31, 2014, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $812,197 at March 31, 2015, and $847,175 at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $70,932 at March 31, 2015, and $68,538 at December 31, 2014. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K.

Off-balance sheet commitments as of March 31, 2015, and December 31, 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2015			December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,435	$2,889	$6,324	$2,699	$2,711	$5,410
Commitments to fund advances(1)	423	5	428	121	5	126
Commitments to issue consolidated obligation discount notes, par	921	—	921	3	—	3
Commitments to issue consolidated obligation bonds, par(2)	1,382	—	1,382	—	—	—
Commitments to purchase mortgage loans	7	—	7	—	—	—

(1)
At March 31, 2015, $402 of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2014, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At March 31, 2015, all of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 44 days to 15 years, including a final expiration in 2030. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments at March 31, 2015, and December 31, 2014.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $13 at March 31, 2015, and $12 at December 31, 2014. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2015, and December 31, 2014.

Commitments to fund advances totaled $428 at March 31, 2015, and $126 at December 31, 2014. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2015, and December 31, 2014.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 45 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of March 31, 2015, the Bank had pledged total collateral of $608, including securities with a de minimis carrying value, all of which may be sold or repledged, and cash collateral of $608 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2014, the Bank had pledged total collateral of $502, including securities with a de minimis carrying value, all of which may be sold

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

or repledged, and cash collateral of $502 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

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

	March 31, 2015	December 31, 2014
Assets:
Investments(1)	$365	$139
Advances	11,180	5,081
Mortgage loans held for portfolio	565	33
Accrued interest receivable	17	6
Other assets	—	18
Derivative assets, net	171	—
Total Assets	$12,298	$5,277
Liabilities:
Deposits	$193	$3
Mandatorily redeemable capital stock	65	577
Derivative liabilities, net	—	18
Total Liabilities	$258	$598
Notional amount of derivatives	$7,289	$2,858
Standby letters of credit	73	21

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest Income:
Investments(1)	$2	$5
Advances(2)	20	24
Mortgage loans held for portfolio	7	9
Total Interest Income	$29	$38
Interest Expense:
Mandatorily redeemable capital stock	$1	$25
Consolidated obligations(2)	(28)	(36)
Total Interest Expense	$(27)	$(11)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(33)	$(44)
Total Other Income/(Loss)	$(33)	$(44)

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

There were no other material subsequent events identified, subsequent to March 31, 2015, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and the Bank’s 2014 Form 10-K.

Quarterly Overview

Net income for the first quarter of 2015 was $474 million, compared with net income of $45 million for the first quarter of 2014. The increase in net income for the first quarter of 2015 relative to the prior-year period reflected a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation.

Net interest income for the first quarter of 2015 was $130 million, down from $135 million for the first quarter of 2014. The decrease was primarily due to a decrease in earnings on invested capital because of lower average capital balances, partially offset by improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Other income/(loss) for the first quarter of 2015, excluding the gain from the litigation settlements, was a loss of $27 million, compared with a loss of $48 million for the first quarter of 2014. The change reflected net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value of $19 million (compared with net fair value losses of $27 million for the first quarter of 2014), which were due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change also reflected expense on derivative instruments used in economic hedges of $9 million (compared with expense of $22 million for the first quarter of 2014). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During the first quarter of 2015, total assets increased $2.4 billion, to $78.2 billion at March 31, 2015, from $75.8 billion at December 31, 2014. Advances increased $4.8 billion, or 12%, to $43.8 billion at March 31, 2015, from $39.0 billion at December 31, 2014. In total, 48 members increased their use of advances during the first quarter of 2015, while 64 institutions reduced their advances borrowings.

In addition, investments decreased $0.5 billion, or 2%, to $31.5 billion at March 31, 2015, from $32.0 billion at December 31, 2014, primarily as a result of principal repayments on the Bank’s MBS portfolio. Cash and due from banks was $2.0 billion at March 31, 2015, a $1.9 billion decrease compared to December 31, 2014.

Accumulated other comprehensive income/(loss) increased by $20 million during the first quarter of 2015, to income of $76 million at March 31, 2015, from income of $56 million at December 31, 2014, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

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

On April 29, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2015 at an annualized rate of 7.67%. The dividend will total $74 million, including $13 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the second quarter of 2015. The Bank recorded the dividend on April 29, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 14, 2015.

As of March 31, 2015, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.0%, exceeding the 4.0% requirement. The Bank had $6.2 billion in permanent capital, exceeding its risk-based capital requirement of $3.0 billion. Total retained earnings as of March 31, 2015, were $2.8 billion.

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

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 15, 2015. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock in future quarters.

On March 5, 2015, a notice was published announcing that an application had been filed with the Office of the Comptroller of the Currency for consent to merge JPMorgan Bank & Trust Company, National Association (JPMorgan B&T) with and into JPMorgan Chase Bank, National Association. The application was approved on April 20, 2015. JPMorgan B&T is a member of the Bank and one of the Bank’s largest borrowers and stockholders. If the merger is completed and JPMorgan B&T’s charter is canceled, JPMorgan B&T will no longer be a member of the Bank and will no longer be able to take out new advances from the Bank or replace outstanding advances as they are repaid or prepaid, which may result in lower total assets and lower net income for the Bank.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Selected Balance Sheet Items at Quarter End
Total Assets	$78,235	$75,807	$82,789	$87,226	$86,185
Advances	43,757	38,986	40,615	46,595	45,552
Mortgage Loans Held for Portfolio, Net	680	708	754	805	852
Investments(1)	31,522	31,949	33,164	34,085	34,918
Consolidated Obligations:(2)
Bonds	43,459	47,045	50,871	56,242	53,184
Discount Notes	27,794	21,811	24,431	23,492	24,863
Mandatorily Redeemable Capital Stock	383	719	1,076	1,176	1,644
Capital Stock —Class B —Putable	3,092	3,278	3,310	3,385	3,325
Unrestricted Retained Earnings	624	294	303	306	312
Restricted Retained Earnings	2,150	2,065	2,073	2,055	2,069
Accumulated Other Comprehensive Income/(Loss) (AOCI)	76	56	96	16	(64)
Total Capital	5,942	5,693	5,782	5,762	5,642
Selected Operating Results for the Quarter
Net Interest Income	$130	$133	$133	$138	$135
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	(1)	—	1
Other Income/(Loss)	432	(40)	(12)	(54)	(48)
Other Expense	34	41	34	37	32
Affordable Housing Program Assessment	54	7	12	8	9
Net Income/(Loss)	$474	$45	$76	$39	$45
Selected Other Data for the Quarter
Net Interest Margin(3)	0.70%	0.67%	0.62%	0.64%	0.64%
Operating Expenses as a Percent of Average Assets	0.17	0.19	0.14	0.16	0.14
Return on Average Assets	2.51	0.22	0.35	0.18	0.21
Return on Average Equity	31.87	3.14	5.25	2.80	3.11
Annualized Dividend Rate	7.11	7.40	7.35	6.80	6.67
Dividend Payout Ratio(4)	12.43	137.57	80.39	149.46	131.28
Average Equity to Average Assets Ratio	7.88	7.16	6.72	6.42	6.74
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	7.99	8.38	8.17	7.94	8.53
Duration Gap (in months)	—	—	1	1	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2015	$812,197
December 31, 2014	847,175
September 30, 2014	816,950
June 30, 2014	799,979
March 31, 2014	753,941

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2015 and 2014, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2015 Compared to First Quarter of 2014

Average Balance Sheets

	Three Months Ended
	March 31, 2015			March 31, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$563	$—	0.01%	$187	$—	0.02%
Securities purchased under agreements to resell	1,690	—	0.08	1,178	—	0.03
Federal funds sold	7,206	2	0.12	9,830	3	0.11
Trading securities:
Mortgage-backed securities (MBS)	11	—	1.66	13	—	1.65
Other investments	3,433	2	0.20	3,177	1	0.18
Available-for-sale (AFS) securities:(1)
MBS(2)	6,154	67	4.42	7,028	71	4.11
Held-to-maturity (HTM) securities:(1)
MBS	12,850	80	2.52	15,133	95	2.54
Other investments	320	—	0.48	2,594	1	0.18
Mortgage loans held for portfolio	693	9	5.33	880	11	5.17
Advances(3)	42,661	67	0.64	45,015	79	0.71
Loans to other FHLBanks	2	—	0.11	2	—	0.05
Total interest-earning assets	75,583	227	1.22	85,037	261	1.24
Other assets(4)(5)	937	—	—	925	—	—
Total Assets	$76,520	$227	1.21%	$85,962	$261	1.23%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$44,956	$76	0.68%	$52,410	$81	0.62%
Discount notes	23,364	6	0.11	24,556	6	0.10
Deposits and other borrowings	1,014	—	0.04	658	—	0.05
Mandatorily redeemable capital stock	674	15	9.27	2,017	39	7.87
Total interest-bearing liabilities	70,008	97	0.57	79,641	126	0.64
Other liabilities(4)	479	—	—	526	—	—
Total Liabilities	70,487	97	0.56	80,167	126	0.64
Total Capital	6,033	—	—	5,795	—	—
Total Liabilities and Capital	$76,520	$97	0.52%	$85,962	$126	0.59%
Net Interest Income		$130			$135
Net Interest Spread(6)			0.65%			0.60%
Net Interest Margin(7)			0.70%			0.64%
Interest-earning Assets/Interest-bearing Liabilities	107.96%			106.78%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $19 million and $16 million for the first quarter of 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2015			March 31, 2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(28)	$(28)	$(1)	$(32)	$(33)
Consolidated obligation bonds	1	62	63	1	65	66

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2015 was $130 million, a 4% decrease from $135 million in the first quarter of 2014. The following table details the changes in interest income and interest expense for the first quarter of 2015 compared to the first quarter of 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(1)	$(1)	$—
Trading securities: Other investments	1	—	1
AFS securities:
MBS	(4)	(9)	5
HTM securities:
MBS	(15)	(14)	(1)
Other investments	(1)	(2)	1
Mortgage loans held for portfolio	(2)	(2)	—
Advances(2)	(12)	(4)	(8)
Total interest-earning assets	(34)	(32)	(2)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(5)	(12)	7
Mandatorily redeemable capital stock	(24)	(30)	6
Total interest-bearing liabilities	(29)	(42)	13
Net interest income	$(5)	$10	$(15)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 70 basis points for first quarter of 2015, 6 basis points higher than the net interest margin for first quarter of 2014, which was 64 basis points. The net interest spread was 65 basis points for first quarter of 2015, 5 basis points higher than the net interest spread for first quarter of 2014, which was 60 basis points. These increases were primarily due to improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows, partially offset by a decrease in earnings on invested capital because of lower average capital balances.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2015 and 2014.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Other Income/(Loss):
Total OTTI loss	$(4)	$(1)
Net amount of OTTI loss reclassified to/(from) AOCI	2	1
Net OTTI loss, credit-related	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(7)	(39)
Net gain/(loss) on derivatives and hedging activities	(21)	(10)
Gains on litigation settlements, net	459	—
Other	3	1
Total Other Income/(Loss)	$432	$(48)

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Advances	$20	$8
Consolidated obligation bonds	(27)	(47)
Total	$(7)	$(39)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Three Months Ended
(In millions)	March 31, 2015				March 31, 2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(16)	$(21)	$(37)	$—	$5	$(28)	$(23)
Not elected for fair value option	—	(2)	—	(2)	—	3	(3)	—
Consolidated obligation bonds:
Elected for fair value option	—	14	14	28	—	17	12	29
Not elected for fair value option	(7)	2	9	4	(2)	(7)	4	(5)
Consolidated obligation discount notes:
Not elected for fair value option	—	(1)	(11)	(12)	—	(3)	(7)	(10)
MBS:
Not elected for fair value option	—	(2)	—	(2)	—	(1)	—	(1)
Total	$(7)	$(5)	$(9)	$(21)	$(2)	$14	$(22)	$(10)

During the first quarter of 2015, net losses on derivatives and hedging activities totaled $21 million compared to net losses of $10 million in the first quarter of 2014. These amounts included expense of $9 million and expense of $22 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on litigation settlements, net – During the first quarter of 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation totaled $459 million (after netting certain legal fees and expenses).

Return on Average Equity

Return on average equity (ROE) was 31.87% (annualized) for the first quarter of 2015, compared to 3.11% (annualized) for the first quarter of 2014. The increase reflected the increase in net income in the first quarter of 2015 resulting from a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2015, advances maturing within five years totaled $39.7 billion, significantly in excess of the $195 million of member deposits on that date. At December 31, 2014, advances maturing within five years totaled $37.0 billion, also significantly in excess of the $160 million of member deposits on that date. In addition, as of March 31, 2015, and December 31, 2014, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2014 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 190% as of March 31, 2015. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2014 Form 10-K.

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

Retained earnings related to valuation adjustments totaled $25 million and $35 million at March 31, 2015, and December 31, 2014, respectively.

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

The Board of Directors set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the methodology and analysis to determine whether any adjustments are appropriate. As of March 31, 2015, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

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

Retained earnings related to the JCE Agreement totaled $325 million and $230 million at March 31, 2015, and December 31, 2014, respectively.

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 1. Financial Statements – Note 13 – Capital” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

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

In the first quarter of 2015, the Bank paid dividends at an annualized rate of 7.11%, totaling $74 million, including $59 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2014, the Bank paid dividends at an annualized rate of 6.67%, totaling $97 million, including $58 million in dividends on capital stock and $39 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On April 29, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2015 at an annualized rate of 7.67% totaling $74 million, including $61 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 29, 2015, the day it was declared by the Board of Directors. The Bank expects to pay the dividend on or about May 14, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2015.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information on the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Results of Operations – Comparison of 2014 to 2013 – Dividends and Retained Earnings” in the Bank’s 2014 Form 10-K.

Financial Condition

Total assets were $78.2 billion at March 31, 2015, compared to $75.8 billion at December 31, 2014. Advances increased by $4.8 billion, or 12%, to $43.8 billion at March 31, 2015, from $39.0 billion at December 31, 2014. MBS decreased by $0.8 billion, or 4%, to $18.8 billion at March 31, 2015, from $19.6 billion at December 31, 2014. Average total assets were $76.5 billion for the first quarter of 2015, an 11% decrease compared to $86.0 billion for the first quarter of 2014. Average advances were $42.7 billion for the first quarter of 2015, a 5% decrease from $45.0 billion for the first quarter of 2014. Average MBS were $19.0 billion for the first quarter of 2015, a 14% decrease from $22.2 billion for the first quarter of 2014.

Advances outstanding at March 31, 2015, included unrealized gains of $199 million, of which $105 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $94 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2014, included unrealized gains of $156 million, of which $67 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $89 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2014, to March 31, 2015, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $72.3 billion at March 31, 2015, an increase of $2.2 billion from $70.1 billion at December 31, 2014, reflecting an increase in consolidated obligations outstanding from $68.9 billion at December 31, 2014, to $71.3 billion at March 31, 2015, partially offset by a decrease in mandatory redeemable capital stock from $0.7 billion at December 31, 2014, to $0.4 billion at March 31, 2015. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s repurchase of excess capital stock during the first quarter of 2015. Average total liabilities were $70.5 billion for the first quarter of 2015, a 12% decrease compared to $80.2 billion for the first quarter of 2014. Average consolidated obligations were $68.3 billion for the first quarter of 2015 and $77.0 billion for the first quarter of 2014. Average mandatorily redeemable capital stock was $0.7 billion for the first quarter of 2015, a 67% decrease compared to $2.0 billion for the first quarter of 2014.

Consolidated obligations outstanding at March 31, 2015, included unrealized losses of $299 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $3 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2014, included unrealized losses of $308 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $31 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2014, to March 31, 2015, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $812.2 billion at March 31, 2015, and $847.2 billion at December 31, 2014.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of March 31, 2015, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $3.3 billion, or 6%, to $58.7 billion (75% of total assets) at March 31, 2015, from $55.4 billion (73% of total assets) at December 31, 2014.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $35 million in the first quarter of 2015, a decrease of $4 million, or 10%, compared with $39 million in the first quarter of 2014. The decrease was primarily due to a decline in earnings on invested capital because of lower average capital balances and lower earnings on advances and non-MBS investments.

Adjusted net interest income for this segment represented 27% and 26% of total adjusted net interest income for the first quarter of 2015 and 2014, respectively.

Advances – The par value of advances outstanding increased by $4.8 billion, or 12%, to $43.6 billion at March 31, 2015, from $38.8 billion at December 31, 2014. Average advances outstanding were $42.7 billion in the first quarter of 2015, a 5% decrease from $45.0 billion in the first quarter of 2014.

The increase in advances outstanding was primarily attributable to a $4.2 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $25.6 billion at March 31, 2015, from $21.4 billion at December 31, 2014. The increase was also attributable to a $0.6 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.) In total, 48 members increased their use of advances during the first quarter of 2015, while 64 borrowers decreased their advances borrowings.

The $4.8 billion increase in advances outstanding primarily reflected a $4.3 billion increase in adjustable rate advances and a $0.8 billion increase in variable rate advances, partially offset by $0.3 billion decrease in fixed rate advances.

The components of the advances portfolio at March 31, 2015, and December 31, 2014, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2015		December 31, 2014
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$6,567	15%	$7,068	19%
Adjustable – LIBOR, callable at borrower’s option	4,700	11	—	—
Adjustable – LIBOR, with caps and/or floors	56	—	56	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	130	—	100	—
Subtotal adjustable rate advances	11,453	26	7,224	19
Fixed	22,486	51	22,626	58
Fixed – amortizing	233	1	242	1
Fixed – with PPS(1)	3,997	9	3,991	10
Fixed – with caps and PPS(1)	225	1	425	1
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	324	1	324	1
Fixed – putable at Bank’s option	65	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	27,409	63	27,752	71
Daily variable rate	4,696	11	3,854	10
Total par value	$43,558	100%	$38,830	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.7 billion and $12.3 billion as of March 31, 2015, and December 31, 2014, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of short-term securities purchased under agreements to resell, partially offset by lower balances of Federal funds sold and agency debentures.

Cash and Due from Banks – Cash and due from banks was $2.0 billion at March 31, 2015, a $1.9 billion decrease compared to December 31, 2014. Cash and due from banks is largely composed of cash held at the Federal Reserve Bank of San Francisco and can increase or decrease depending on the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $52.7 billion at March 31, 2015, from $49.7 billion at December 31, 2014. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At March 31, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $18.0 billion were hedging advances, $35.1 billion were hedging consolidated obligations, and $2.1 billion were economically hedging trading securities. At December 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $17.8 billion were hedging advances, $35.0 billion were hedging consolidated obligations, and $2.4 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Bank’s 2014 Form 10-K.

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of March 31, 2015, rates on 3-month U.S. Treasury bills, 2-year U.S. Treasury notes, and 5-year U.S. Treasury notes declined, while the 3-month LIBOR increased compared with December 31, 2014.

Selected Market Interest Rates

Market Instrument	March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.02	0.03	0.04	0.06
3-month LIBOR	0.27	0.26	0.23	0.25
2-year Treasury note	0.56	0.67	0.42	0.38
5-year Treasury note	1.37	1.65	1.72	1.74

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes relative to 3-month LIBOR, or to comparable term LIBOR if the term was less than 3 months, in the first three months of 2015 and 2014. Increased investor demand in the first three months of 2015 compared to the same period in 2014 contributed to more attractive relative borrowing costs for FHLBank System consolidated obligation bonds. Despite increased issuance of consolidated obligation discount notes in the first three months of 2015 compared to the same period in 2014, the relative borrowing cost deteriorated only slightly.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2015	March 31, 2014
Consolidated obligation bonds	–13.7	–12.4
Consolidated obligation discount notes (one month and greater)	–15.7	–15.8

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance (MPF) Program, and the related financing and hedging in struments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements.

At March 31, 2015, assets associated with this segment were $19.6 billion (25% of total assets), a decrease of $0.8 billion from $20.4 billion at December 31, 2014 (27% of total assets).

Adjusted net interest income for this segment was $93 million in the first quarter of 2015, a decrease of $17 million, or 15%, from $110 million in the first quarter of 2014. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans and reduced spreads on mortgage-related assets, partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 73% and 74% of total adjusted net interest income for the first quarter of 2015 and 2014, respectively.

MBS Investments – The Bank’s MBS portfolio was $18.8 billion at March 31, 2015, compared with $19.6 billion at December 31, 2014. During the first quarter of 2015, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $0.8 billion. In the first quarter of 2015, average MBS investments were $19.0 billion, a decrease of $3.2 billion from $22.2 billion in the first quarter of 2014. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product. As of March 31, 2015, the Bank had approved five members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Mortgage loan balances decreased to $680 million at March 31, 2015, from $708 million at December 31, 2014, a decrease of $28 million. Average mortgage loans were $693 million in the first quarter of 2015, a decrease of $187 million from $880 million in the first quarter of 2014.

At March 31, 2015, and December 31, 2014, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk

Management – Credit Risk – MPF Program” in the Bank’s 2014 Form 10-K. The Bank purchased $17 million in eligible loans under the Original MPF product in the first quarter of 2015. Mortgage loan balances at March 31, 2015, and December 31, 2014, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2015	December 31, 2014
MPF Plus	$610	$653
Original MPF	73	60
Subtotal	683	713
Unamortized premiums	6	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	680	709
Less: Allowance for credit losses	—	(1)
Mortgage loans held for portfolio, net	$680	$708

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2014 Form 10-K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.8 billion to $19.6 billion at March 31, 2015, from $20.4 billion at December 31, 2014, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $6.5 billion at March 31, 2015, of which $4.3 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.1 billion at December 31, 2014, of which $4.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2014 Form 10‑K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2015, and December 31, 2014.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2015	December 31, 2014
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$10,658	$9,883
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	382	200
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,026	2,716
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,700	4,892
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	186	156
Subtotal Economic Hedges(1)			7,294	7,964
Total			17,952	17,847
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	17,094	15,885
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,584	6,340
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,415	1,425
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,175	1,175
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	1,400
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	255	255
Subtotal Economic Hedges(1)			8,829	10,595
Total			25,923	26,480

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2015	December 31, 2014
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,820	2,250
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,970	3,175
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,868	4,148
Subtotal Economic Hedges(1)			6,838	7,323
Total			8,658	9,573
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,650	1,670
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	2,959	1,899
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	315	315
Total			4,924	3,884
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,063	2,363
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			4,213	4,513
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	30	—
Total			30	—
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	7	—
Total			7	—
Total Notional Amount			$61,707	$62,297

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2015, the total notional amount of interest rate exchange agreements outstanding was $61.7 billion, compared with $62.3 billion at December 31, 2014. The $0.6 billion decrease in the notional amount of derivatives during the first three months of 2015 was primarily due to a $1.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a $0.3 billion decrease in interest rate exchange agreements hedging FFCB bonds, partially offset by a $1.0 billion increase in interest rate exchange agreements hedging discount notes and a $0.1 billion increase in interest rate exchange agreements hedging advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2015, and December 31, 2014.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,658	$(100)	$100	$—	$—
Non-callable bonds	17,094	292	(293)	—	(1)
Callable bonds	1,820	4	2	—	6
Subtotal	29,572	196	(191)	—	5
Not qualifying for hedge accounting (economic hedges):
Advances	7,294	(76)	—	82	6
Non-callable bonds	8,829	40	—	(13)	27
Callable bonds	6,838	(11)	—	27	16
Discount notes	4,924	—	—	—	—
FFCB bonds	2,063	—	—	—	—
MBS	2,150	7	—	—	7
Offsetting derivatives	30	—	—	—	—
Mortgage delivery commitments	7	—	—	—	—
Subtotal	32,135	(40)	—	96	56
Total excluding accrued interest	61,707	156	(191)	96	61
Accrued interest	—	70	(82)	—	(12)
Total	$61,707	$226	$(273)	$96	$49

December 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,883	$(62)	$62	$—	$—
Non-callable bonds	15,885	307	(309)	—	(2)
Callable bonds	2,250	4	9	—	13
Subtotal	28,018	249	(238)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	7,964	(69)	—	76	7
Non-callable bonds	10,595	43	—	(12)	31
Callable bonds	7,323	(31)	—	54	23
Discount notes	3,884	1	—	—	1
FFCB bonds	2,363	—	—	—	—
MBS	2,150	9	—	—	9
Subtotal	34,279	(47)	—	118	71
Total excluding accrued interest	62,297	202	(238)	118	82
Accrued interest	—	20	(38)	2	(16)
Total	$62,297	$222	$(276)	$120	$66

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2015, and December 31, 2014.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2015			December 31, 2014
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
JPMorgan Chase Bank, National Association	A	$7,289	12%	A	$7,439	12%
Morgan Stanley Capital Services	BBB	4,952	8	BBB	6,957	11
Subtotal		12,241	20		14,396	23
Others	At least BBB	21,927	36	At least BBB	22,982	37
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	13,672	22	A	14,290	23
Deutsche Bank Securities Inc.	A	13,860	22	A	10,629	17
Subtotal		27,532	44		24,919	40
Total(3)		$61,700	100%		$62,297	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Incorporated are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard &Poor’s.

(3)	Total notional amount at March 31, 2015, does not include $7 million of mortgage delivery commitments with members.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank’s asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS and other eligible debt securities as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2015 and 2014. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following March 31, 2015, and December 31, 2014. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2015		As of December 31, 2014
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$302	$302	$—	$—
Demand deposits	995	995	845	845
Discount note and bond maturities and expected exercises of bond call options	2,352	26,419	2,420	24,730
Subtotal obligations due	3,649	27,716	3,265	25,575
Sources of available funds:
Maturing investments	9,607	10,082	8,155	9,305
Cash at Federal Reserve Bank of San Francisco	2,044	2,044	3,919	3,919
Proceeds from scheduled settlements of discount notes and bonds	1,124	2,303	3	3
Maturing advances and scheduled prepayments	5,298	10,013	4,837	11,142
Subtotal sources of available funds	18,073	24,442	16,914	24,369
Net funds available	14,424	(3,274)	13,649	(1,206)
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	15,591	—	16,643
FFCB bonds	3,149	2,855	3,443	3,149
Subtotal contingent sources of funds	3,149	18,446	3,443	19,792
Total contingent funds available	$17,573	$15,172	$17,092	$18,586

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

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2014 Form
10-K.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2015, and December 31, 2014. The Bank’s risk-based capital requirement decreased to $3.0 billion at March 31, 2015, from $3.2 billion at December 31, 2014.

Regulatory Capital Requirements

	March 31, 2015		December 31, 2014
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,959	$6,249	$3,231	$6,356
Total regulatory capital	$3,129	$6,249	$3,032	$6,356
Total regulatory capital ratio	4.00%	7.99%	4.00%	8.38%
Leverage capital	$3,912	$9,373	$3,790	$9,534
Leverage ratio	5.00%	11.98%	5.00%	12.58%

The Bank’s total regulatory capital ratio decreased to 7.99% at March 31, 2015, from 8.38% at December 31, 2014, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $750 million in excess capital stock in the first quarter of 2015.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 15, 2015. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board of Directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the Board of Directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2014 Form 10-K.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2015, and December 31, 2014. During the three months ended March 31, 2015, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	263	157	$44,187	$171,427	26%
4-6	74	34	5,596	14,487	39
7-10	10	5	31	93	33
Subtotal	347	196	49,814	186,007	27
CDFIs	5	3	72	85	85
Total	352	199	$49,886	$186,092	27%

December 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	254	157	$38,375	$166,407	23%
4-6	85	38	5,746	19,753	29
7-10	10	4	46	71	65
Subtotal	349	199	44,167	186,231	24
CDFIs	5	3	77	92	84
Total	354	202	$44,244	$186,323	24%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$3,230	$3,426
11% – 25%	5	37	47
26% – 50%	26	7,520	13,692
More than 50%	159	39,099	168,927
Total	199	$49,886	$186,092

December 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,178	$3,331
11% – 25%	7	181	226
26% – 50%	18	11,693	21,584
More than 50%	167	29,192	161,182
Total	202	$44,244	$186,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2015, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2015, and December 31, 2014.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2015		December 31, 2014
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,686	$1,659	$461	$472
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,923	3,852	3,541	3,474
Agency pools and collateralized mortgage obligations	6,759	6,521	8,696	8,379
PLRMBS – publicly registered investment-grade-rated senior tranches	1	1	2	1
Total	$12,369	$12,033	$12,700	$12,326

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

As of March 31, 2015, of the loan collateral pledged to the Bank, 37% was pledged by 32 institutions by specific identification, 45% was pledged by 139 institutions under a blanket lien with detailed reporting, and 18% was pledged by 111 institutions under a blanket lien with summary reporting.

As of March 31, 2015, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2015, and December 31, 2014.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2015		December 31, 2014
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$109,182	$93,801	$106,467	$90,942
Second lien residential mortgage loans and home equity lines of credit	28,282	15,262	29,133	14,997
Multifamily mortgage loans	21,040	17,740	20,820	17,366
Commercial mortgage loans	53,140	38,318	54,707	39,144
Loan participations(1)	9,957	8,090	13,141	10,698
Small business, small farm, and small agribusiness loans	3,109	770	3,123	776
Other	112	78	106	74
Total	$224,822	$174,059	$227,497	$173,997

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2015, and December 31, 2014, the unpaid principal balance of these loans totaled $13 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
March 31, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$315	$—	$—	$—	$315
GSEs:
FFCB bonds	—	3,213	—	—	—	—	3,213
Total non-MBS	—	3,213	315	—	—	—	3,528
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,471	—	—	—	—	1,471
GSEs:
Freddie Mac	—	4,331	—	—	—	—	4,331
Fannie Mae	—	5,010	18	—	11	—	5,039
Total GSEs	—	9,341	18	—	11	—	9,370
PLRMBS:
Prime	—	—	2	350	1,304	2	1,658
Alt-A, option ARM	—	—	—	—	1,069	—	1,069
Alt-A, other	10	1	71	179	4,989	2	5,252
Total PLRMBS	10	1	73	529	7,362	4	7,979
Total MBS	10	10,813	91	529	7,373	4	18,820
Total securities	10	14,026	406	529	7,373	4	22,348
Securities purchased under agreements to resell	—	5,000	—	—	—	—	5,000
Federal funds sold(2)	—	950	3,224	—	—	—	4,174
Total investments	$10	$19,976	$3,630	$529	$7,373	$4	$31,522

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

(2)
Includes $100 million and $300 million at March 31, 2015, and December 31, 2014, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

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

As of March 31, 2015, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 93% of the Bank’s total unsecured investment credit exposure in Federal funds sold.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2015, 23% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2015
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$100	$—	$100
U.S. subsidiaries of foreign commercial banks	—	200	200
Total domestic and U.S. subsidiaries of foreign commercial banks	100	200	300
U.S. branches and agency offices of foreign commercial banks:
Australia	350	—	350
Canada	500	906	1,406
Japan	—	1,412	1,412
Netherlands	—	706	706
Total U.S. branches and agency offices of foreign commercial banks	850	3,024	3,874
Total unsecured credit exposure	$950	$3,224	$4,174

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2015.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2015. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

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

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2015
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Total
Domestic	$100	$—	$100
U.S. subsidiaries of foreign commercial banks	200	—	200
Total domestic and U.S. subsidiaries of foreign commercial banks	300	—	300
U.S. branches and agency offices of foreign commercial banks:
Australia	—	350	350
Canada	1,406	—	1,406
Japan	1,412	—	1,412
Netherlands	706	—	706
Total U.S. branches and agency offices of foreign commercial banks	3,524	350	3,874
Total unsecured credit exposure	$3,824	$350	$4,174

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2015.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2015, all of the bonds were rated at least A by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2015, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At March 31, 2015, the

Bank’s MBS portfolio was 300% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS portfolio declines below 300% of Bank capital, but the Bank is not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At March 31, 2015, PLRMBS representing 33% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2015, the Bank’s investment in MBS had gross unrealized losses totaling $252 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2015, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2015, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning January 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at March 31, 2015:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	6	$162	$(1)	5	$150	$(2)
Alt-A, option ARM	1	75	(1)	1	75	(2)
Alt-A, other	13	333	—	16	553	(4)
Total	20	$570	$(2)	22	$778	$(8)

(1)	Amounts are for the three months ended March 31, 2015.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of March 31, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$175	$—	$175
2007	—	—	—	—	436	—	436
2006	—	—	—	—	71	—	71
2005	—	—	—	24	64	—	88
2004 and earlier	—	—	2	324	643	2	971
Total Prime	—	—	2	348	1,389	2	1,741
Alt-A, option ARM
2007	—	—	—	—	982	—	982
2006	—	—	—	—	173	—	173
2005	—	—	—	—	219	—	219
Total Alt-A, option ARM	—	—	—	—	1,374	—	1,374
Alt-A, other
2008	—	—	—	—	122	—	122
2007	—	—	—	—	1,590	—	1,590
2006	—	—	25	—	664	—	689
2005	—	—	16	—	2,704	—	2,720
2004 and earlier	10	1	30	179	560	2	782
Total Alt-A, other	10	1	71	179	5,640	2	5,903
Total par value	$10	$1	$73	$527	$8,403	$4	$9,018

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at March 31, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$160	$160
2007	—	—	377	377
2006	—	—	30	30
2005	—	—	28	28
2004 and earlier	—	—	70	70
Total Prime	—	—	665	665
Alt-A, option ARM
2007	—	—	982	982
2006	—	—	173	173
2005	—	—	205	205
Total Alt-A, option ARM	—	—	1,360	1,360
Alt-A, other
2008	—	—	122	122
2007	—	—	1,519	1,519
2006	25	—	664	689
2005	—	—	2,695	2,695
2004 and earlier	2	23	265	290
Total Alt-A, other	27	23	5,265	5,315
Total par value	$27	$23	$7,290	$7,340

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2015
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$150	$—	$164	$—	$—	$—	18.52%	30.00%	15.62%
2007	360	(7)	365	(1)	—	(1)	15.92	22.56	4.39
2006	62	(1)	65	—	—	—	14.83	12.57	4.09
2005	87	(2)	86	—	—	—	12.32	11.96	15.10
2004 and earlier	970	(19)	953	—	—	—	7.50	4.44	11.97
Total Prime	1,629	(29)	1,633	(1)	—	(1)	11.26	12.26	10.28
Alt-A, option ARM
2007	807	(27)	802	—	—	—	26.18	44.16	17.17
2006	122	(5)	137	(1)	—	(1)	24.22	44.89	8.82
2005	94	(3)	129	—	—	—	22.17	22.75	5.43
Total Alt-A, option ARM	1,023	(35)	1,068	(1)	—	(1)	25.29	40.84	14.25
Alt-A, other
2008	119	(7)	112	—	—	—	10.64	31.80	23.88
2007	1,379	(55)	1,386	—	—	—	22.60	27.08	12.04
2006	516	—	585	—	—	—	20.90	18.46	2.21
2005	2,446	(102)	2,400	(2)	2	—	14.93	14.12	6.26
2004 and earlier	779	(19)	771	—	—	—	12.88	8.10	17.11
Total Alt-A, other	5,239	(183)	5,254	(2)	2	—	17.33	17.69	9.15
Total	$7,891	$(247)	$7,955	$(4)	$2	$(2)	17.37%	20.17%	10.14%

(1)	Amounts are for the three months ended March 31, 2015.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at March 31, 2015.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2015
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	14.4	13.0	27.1	19.2
2007	10.7	3.3	23.3	9.8
2006	12.9	10.9	28.0	12.3
2005	18.0	5.1	23.1	13.3
2004 and earlier	19.6	3.7	21.1	11.4
Total Prime	17.6	6.1	22.9	13.1
Alt-A, option ARM
2007	6.0	38.0	41.7	17.6
2006	5.5	38.6	42.6	8.8
2005	7.2	25.7	39.7	6.0
Total Alt-A, option ARM	6.2	36.1	41.5	14.7
Alt-A, other
2007	14.4	26.0	39.6	7.3
2006	13.5	23.6	43.1	9.3
2005	15.9	14.4	39.0	6.5
2004 and earlier	17.1	11.5	32.3	17.1
Total Alt-A, other	15.3	18.4	38.9	8.7
Total	14.2	19.3	36.9	10.2

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

The following table presents PLRMBS in a loss position at March 31, 2015.

PLRMBS in a Loss Position at March 31, 2015

(Dollar in millions)
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate
Prime	$1,022	$1,006	$1,003	$29	9.71%
Alt-A, option ARM	589	510	476	35	26.49
Alt-A, other	3,044	2,864	2,697	183	15.94
Total	$4,655	$4,380	$4,176	$247	15.91%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Prime
2008	93.52%	92.36%	92.22%	92.82%	93.56%
2007	83.70	83.38	86.00	84.32	81.17
2006	92.10	91.51	91.82	94.26	93.97
2005	97.64	97.78	98.23	97.72	97.26
2004 and earlier	98.25	98.24	98.75	98.83	98.52
Weighted average of all Prime	93.85	93.70	94.67	94.48	93.64
Alt-A, option ARM
2007	81.63	80.82	81.14	80.00	78.53
2006	79.33	79.83	79.33	79.29	77.30
2005	58.98	56.16	56.01	52.24	50.35
Weighted average of all Alt-A, option ARM	77.73	76.72	76.84	75.39	73.78
Alt-A, other
2008	92.47	96.33	93.86	94.47	95.42
2007	87.12	86.85	87.08	84.69	85.01
2006	84.85	84.45	84.70	84.92	83.68
2005	88.24	88.29	88.90	88.45	87.36
2004 and earlier	98.52	98.31	98.56	98.83	98.09
Weighted average of all Alt-A, other	88.99	88.95	89.33	88.57	87.94
Weighted average of all PLRMBS	88.21%	88.03%	88.52%	87.81%	87.04%

The Bank determined that, as of March 31, 2015, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2015, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2015. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

Derivative Counterparties. The Bank has also adopted credit policies and exposure limits for uncleared derivatives credit exposure. Over-the-counter derivatives may be either entered into directly with a counterparty (uncleared derivatives) or executed either with an executing dealer or on a swap execution facility and then cleared through a futures commission merchant (clearing agent) with a derivatives clearing organization (cleared derivatives). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, and floors), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2015.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2015.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$149	$—	$—	$—	$—
A	10,736	213	(184)	(25)	4
Cleared derivatives(2)	13,860	76	(67)	—	9
Liability positions with credit exposure:
Uncleared derivatives
AA	748	—	—	—	—
A	250	—	—	—	—
Cleared derivatives(2)	13,672	(20)	35	—	15
Total derivative positions with credit exposure to nonmember counterparties	39,415	269	(216)	(25)	28
Member institutions(3)	7	—	—	—	—
Total	39,422	$269	$(216)	$(25)	$28
Derivative positions without credit exposure	22,285
Total notional	$61,707

December 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$148	$1	$—	$—	$1
A	7,439	166	(164)	—	2
Cleared derivatives(2)	10,629	79	(65)	—	14
Liability positions with credit exposure:
Uncleared derivatives
A	50	—	—	—	—
Cleared derivatives(2)	14,290	(10)	27	—	17
Total derivative positions with credit exposure to nonmember counterparties	32,556	$236	$(202)	$—	$34
Derivative positions without credit exposure	29,741
Total notional	$62,297

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard & Poor’s.

(3)	Member institutions include mortgage delivery commitments with members.

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

In the Bank’s 2014 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for OTTI for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2015 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Final Rule on Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations. The proposed rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The proposed rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The proposed rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investments in FHLBank capital stock after withdrawal from membership in an FHLBank. On March 11, 2015, the Finance Agency issued the final rule without change. The final rule became effective on April 10, 2015. The final rule is not expected to have an impact on the Bank’s operations.

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

Other exemptions from the credit risk requirement include certain residential mortgage loans secured by three- to four-unit, owner-occupied properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain residential mortgage loans secured by three- to four-unit, owner-occupied properties, and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency with capital support from the United States and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgage loans is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. The final rule is not expected to have an impact on the Bank’s operations.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $812.2 billion at March 31, 2015, and $847.2 billion at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $70.9 billion at March 31, 2015, and $68.5 billion at December 31, 2014. The Bank had committed to the issuance of $2.3 billion and $3 million in consolidated obligations at March 31, 2015, and December 31, 2014, respectively. For additional information on the Bank’s joint and several contingent liability obligation, see Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2015, the Bank had $428 million in advance commitments and $6.3 billion in standby letters of credit outstanding. At December 31, 2014, the Bank had $126 million in advance commitments and $5.4 billion in standby letters of credit outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of March 31, 2015.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2015	December 31, 2014
+200 basis-point change above current rates	–2.4%	–2.7%
+100 basis-point change above current rates	–1.1	–1.2
–100 basis-point change below current rates(2)	+3.4	+2.6
–200 basis-point change below current rates(2)	+7.1	+6.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of March 31, 2015, were 2 basis points higher for the 1-year term, 25 basis points lower for the 5-year term, and 27 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the sensitivity of the net portfolio value of capital to changes in interest rates as of March 31, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of March 31, 2015, were 2 basis points higher for the 1-year term, 25 basis points lower for the 5-year term, and 27 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2015	December 31, 2014
+200 basis-point change above current rates	–2.4%	–2.7%
+100 basis-point change above current rates	–1.0	–1.1
–100 basis-point change below current rates(2)	+2.6	+1.9
–200 basis-point change below current rates(2)	+4.8	+4.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 190% as of March 31, 2015.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was less than one month at March 31, 2015, and less than one month at December 31, 2014.

Total Bank Duration Gap Analysis

	March 31, 2015		December 31, 2014
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$78,235	9	$75,807	10
Liabilities	72,293	9	70,114	10
Net	$5,942	—	$5,693	—

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Money market investments used for liquidity management generally have maturities of one month or less. In addition, the Bank invests in non-MBS agency securities, generally with terms of less than three years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

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

Mortgage-Related Business

The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity (HTM) or available-for-sale (AFS), with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the impact of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2015, and December 31, 2014.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2015	December 31, 2014
+200 basis-point change	–1.2%	–1.6%
+100 basis-point change	–0.6	–0.7
–100 basis-point change(2)	+2.4	+2.0
–200 basis-point change(2)	+4.9	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of March 31, 2015, were 2 basis points higher for the 1-year term, 25 basis points lower for the 5-year term, and 27 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2015, and December 31, 2014. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of March 31, 2015, were 2 basis points higher for the 1-year term, 25 basis points lower for the 5-year term, and 27 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase. As of March 31, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2015	December 31, 2014
+200 basis-point change above current rates	–1.3%	–1.7%
+100 basis-point change above current rates	–0.5	–0.7
–100 basis-point change below current rates(2)	+1.7	+1.3
–200 basis-point change below current rates(2)	+2.9	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2014.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2014 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2014 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1+	2015 President’s Incentive Plan

10.2+	2015 Executive Incentive Plan

10.3	2015 Executive Performance Unit Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2015, and December 31, 2014; (ii) Statements of Income for the Three Months Ended March 31, 2015 and 2014; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iv) Statements of Capital Accounts for the Three Months Ended March 31, 2015 and 2014; (v) Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to Financial Statements.

+	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)