Form 10-Q
period 2015-06-30
Federal Home Loan Bank of San Francisco
filed 2015-08-07
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2015
Class B Stock, par value $100	29,872,925

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$1,239	$3,920
Securities purchased under agreements to resell	7,250	1,000
Federal funds sold	5,188	7,503
Trading securities(a)	2,923	3,524
Available-for-sale (AFS) securities(a)	5,950	6,371
Held-to-maturity (HTM) securities (fair values were $12,250 and $13,657, respectively)(b)	12,169	13,551
Advances (includes $4,978 and $5,137 at fair value under the fair value option, respectively)	50,188	38,986
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $1, respectively	671	708
Loans to other Federal Home Loan Banks	125	—
Accrued interest receivable	63	67
Premises, software, and equipment, net	29	28
Derivative assets, net	75	59
Other assets	92	90
Total Assets	$85,962	$75,807
Liabilities:
Deposits	$488	$160
Consolidated obligations:
Bonds (includes $6,203 and $6,717 at fair value under the fair value option, respectively)	45,597	47,045
Discount notes	33,859	21,811
Total consolidated obligations	79,456	68,856
Mandatorily redeemable capital stock	142	719
Accrued interest payable	92	95
Affordable Housing Program (AHP) payable	188	147
Derivative liabilities, net	9	20
Other liabilities	115	117
Total Liabilities	80,490	70,114
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
28 shares and 33 shares, respectively	2,751	3,278
Unrestricted retained earnings	483	294
Restricted retained earnings	2,170	2,065
Total Retained Earnings	2,653	2,359
Accumulated other comprehensive income/(loss) (AOCI)	68	56
Total Capital	5,472	5,693
Total Liabilities and Capital	$85,962	$75,807

(a)	At June 30, 2015, and December 31, 2014, none of these securities were pledged as collateral that may be repledged.

(b)
At June 30, 2015, none of these securities were pledged as collateral that may be repledged. At December 31, 2014, a de minimis amount of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest Income:
Advances	$73	$76	$140	$155
Prepayment fees on advances, net	8	4	8	4
Securities purchased under agreements to resell	1	—	1	—
Federal funds sold	2	2	4	5
Trading securities	1	2	3	3
AFS securities	67	72	134	143
HTM securities	76	93	156	189
Mortgage loans held for portfolio	8	11	17	22
Total Interest Income	236	260	463	521
Interest Expense:
Consolidated obligations:
Bonds	80	82	156	163
Discount notes	10	6	16	12
Mandatorily redeemable capital stock	38	34	53	73
Total Interest Expense	128	122	225	248
Net Interest Income	108	138	238	273
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	1
Net Interest Income After Mortgage Loan Loss Provision	108	138	238	272
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(15)	(3)	(19)	(4)
Net amount of OTTI loss reclassified to/(from) AOCI	9	1	11	2
Net OTTI loss, credit-related	(6)	(2)	(8)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(26)	(30)	(33)	(69)
Net gain/(loss) on derivatives and hedging activities	27	(24)	6	(34)
Gains on litigation settlements, net	—	—	459	—
Other	3	2	6	3
Total Other Income/(Loss)	(2)	(54)	430	(102)
Other Expense:
Compensation and benefits	17	16	34	32
Other operating expense	15	19	29	31
Federal Housing Finance Agency	1	2	3	4
Office of Finance	1	—	2	2
Total Other Expense	34	37	68	69
Income/(Loss) Before Assessment	72	47	600	101
AHP Assessment	11	8	65	17
Net Income/(Loss)	$61	$39	$535	$84

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net Income/(Loss)	$61	$39	$535	$84
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	1	—	1	—
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(2)	79	18	160
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(9)	(1)	(11)	(2)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(11)	78	7	158
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	2	2	4	3
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	2	4	3
Total other comprehensive income/(loss)	(8)	80	12	161
Total Comprehensive Income/(Loss)	$53	$119	$547	$245

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	5	544					544
Repurchase of capital stock	(6)	(617)					(617)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Comprehensive income/(loss)			(22)	106	84	161	245
Cash dividends paid on capital stock (6.73%)				(117)	(117)		(117)
Balance, June 30, 2014	34	$3,385	$2,055	$306	$2,361	$16	$5,762
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Issuance of capital stock	5	527					527
Repurchase of capital stock	(10)	(1,042)					(1,042)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(12)					(12)
Comprehensive income/(loss)			105	430	535	12	547
Cash dividends paid on capital stock (14.58%)				(241)	(241)		(241)
Balance, June 30, 2015	28	$2,751	$2,170	$483	$2,653	$68	$5,472

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash Flows from Operating Activities:
Net Income /(Loss)	$535	$84
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(46)	(42)
Provision for/(reversal of) credit losses on mortgage loans	—	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	33	69
Change in net derivatives and hedging activities	(30)	(50)
Net OTTI loss, credit-related	8	2
Net change in:
Accrued interest receivable	5	5
Other assets	(6)	(4)
Accrued interest payable	(6)	2
Other liabilities	39	4
Total adjustments	(3)	(13)
Net cash provided by/(used in) operating activities	532	71
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(226)	(188)
Securities purchased under agreements to resell	(6,250)	(1,000)
Federal funds sold	2,315	1,525
Premises, software, and equipment	(4)	(5)
Loans to other Federal Home Loan Banks	(125)	—
Trading securities:
Proceeds from maturities of long-term	601	82
Purchases of long-term	—	(400)
AFS securities:
Proceeds from maturities of long-term	465	457
HTM securities:
Net (increase)/decrease in short-term	—	(282)
Proceeds from maturities of long-term	1,387	1,182
Purchases of long-term	—	(207)
Advances:
Principal collected	470,851	341,194
Made to members	(482,082)	(343,383)
Mortgage loans held for portfolio:
Principal collected	94	99
Purchases	(57)	—
Proceeds from sales of foreclosed assets	2	1
Net cash provided by/(used in) investing activities	(13,029)	(925)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash Flows from Financing Activities:
Net change in:
Deposits	501	154
Net (payments)/proceeds on derivative contracts with financing elements	9	6
Net proceeds from issuance of consolidated obligations:
Bonds	15,658	19,169
Discount notes	65,159	49,703
Payments for matured and retired consolidated obligations:
Bonds	(17,048)	(16,128)
Discount notes	(53,118)	(50,402)
Proceeds from issuance of capital stock	527	544
Payments for repurchase/redemption of mandatorily redeemable capital stock	(589)	(897)
Payments for repurchase of capital stock	(1,042)	(617)
Cash dividends paid	(241)	(117)
Net cash provided by/(used in) financing activities	9,816	1,415
Net increase/(decrease) in cash and due from banks	(2,681)	561
Cash and due from banks at beginning of the period	3,920	4,906
Cash and due from banks at end of the period	$1,239	$5,467
Supplemental Disclosures:
Interest paid	$215	$244
AHP payments	24	15
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	4	—

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of June 30, 2015, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K. Other changes to these policies as of June 30, 2015, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities) and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Bank implemented the asset classification provisions as of January 1, 2014, and this adoption did not have any impact on the Bank’s financial condition, results of operations, or cash flows. The charge-off provisions were implemented on January 1, 2015, and resulted in a $1 charge-off to the Bank’s allowance for credit losses on the mortgage loan portfolio for the six months ended June 30, 2015. The adoption of these charge-off provisions did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2015, and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,913	$3,513
MBS – Other U.S. obligations – Ginnie Mae	10	11
Total	$2,923	$3,524

The net unrealized gain/(loss) on trading securities was de minimis for the three and six months ended June 30, 2015 and 2014. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of June 30, 2015, and December 31, 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$535	$(1)	$29	$—	$563
Alt-A, option ARM	991	(33)	83	(2)	1,039
Alt-A, other	4,329	(138)	160	(3)	4,348
Total	$5,855	$(172)	$272	$(5)	$5,950

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$565	$(4)	$31	$—	$592
Alt-A, option ARM	1,031	(43)	77	—	1,065
Alt-A, other	4,687	(145)	174	(2)	4,714
Total	$6,283	$(192)	$282	$(2)	$6,371

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At June 30, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,104. At December 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,173.

The following table summarizes the AFS securities with unrealized losses as of June 30, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$28	$1	$28	$1
Alt-A, option ARM	35	2	415	33	450	35
Alt-A, other	180	3	1,692	138	1,872	141
Total	$215	$5	$2,135	$172	$2,350	$177

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$3	$36	$1	$107	$4
Alt-A, option ARM	—	—	580	43	580	43
Alt-A, other	403	12	1,682	135	2,085	147
Total	$474	$15	$2,298	$179	$2,772	$194

As indicated in the tables above, as of June 30, 2015, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at June 30, 2015, and December 31, 2014, are shown in the following table:

	June 30, 2015	December 31, 2014
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,761	$1,917
Adjustable rate	4,094	4,366
Total	$5,855	$6,283

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2015	December 31, 2014
Collateralized mortgage obligations:
Converts in 1 year or less	$56	$71
Converts after 1 year through 5 years	215	226
Total	$271	$297

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$297	$—	$297	$—	$(40)	$257
MBS:
Other U.S. obligations – Ginnie Mae	1,369	—	1,369	7	(2)	1,374
GSEs:
Freddie Mac	4,099	—	4,099	58	(15)	4,142
Fannie Mae	4,708	—	4,708	106	(8)	4,806
Subtotal GSEs	8,807	—	8,807	164	(23)	8,948
PLRMBS:
Prime	1,020	—	1,020	1	(25)	996
Alt-A, option ARM	13	—	13	—	(1)	12
Alt-A, other	679	(16)	663	16	(16)	663
Subtotal PLRMBS	1,712	(16)	1,696	17	(42)	1,671
Total MBS	11,888	(16)	11,872	188	(67)	11,993
Total	$12,185	$(16)	$12,169	$188	$(107)	$12,250

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$328	$—	$328	$—	$(45)	$283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	—	1,513	15	(2)	1,526
GSEs:
Freddie Mac	4,517	—	4,517	61	(12)	4,566
Fannie Mae	5,313	—	5,313	121	(6)	5,428
Subtotal GSEs	9,830	—	9,830	182	(18)	9,994
PLRMBS:
Prime	1,133	—	1,133	1	(27)	1,107
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	753	(20)	733	19	(18)	734
Subtotal PLRMBS	1,900	(20)	1,880	20	(46)	1,854
Total MBS	13,243	(20)	13,223	217	(66)	13,374
Total	$13,571	$(20)	$13,551	$217	$(111)	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At June 30, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $46, discounts of $50, and credit-related OTTI of $7. At December 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $51, discounts of $55, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of June 30, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$257	$40	$257	$40
MBS:
Other U.S. obligations – Ginnie Mae	589	2	2	—	591	2
GSEs:
Freddie Mac	1,652	15	22	—	1,674	15
Fannie Mae	645	6	130	2	775	8
Subtotal GSEs	2,297	21	152	2	2,449	23
PLRMBS:
Prime	207	2	592	23	799	25
Alt-A, option ARM	—	—	12	1	12	1
Alt-A, other	25	—	623	32	648	32
Subtotal PLRMBS	232	2	1,227	56	1,459	58
Total MBS	3,118	25	1,381	58	4,499	83
Total	$3,118	$25	$1,638	$98	$4,756	$123

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$283	$45	$283	$45
MBS:
Other U.S. obligations – Ginnie Mae	131	—	94	2	225	2
GSEs:
Freddie Mac	622	1	1,044	11	1,666	12
Fannie Mae	286	1	562	5	848	6
Subtotal GSEs	908	2	1,606	16	2,514	18
PLRMBS:
Prime	264	2	682	25	946	27
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	30	—	685	38	715	38
Subtotal PLRMBS	294	2	1,380	64	1,674	66
Total MBS	1,333	4	3,080	82	4,413	86
Total	$1,333	$4	$3,363	$127	$4,696	$131

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2015, and December 31, 2014, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

June 30, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$61	$61	$55
Due after 10 years	236	236	202
Subtotal	297	297	257
MBS:
Other U.S. obligations – Ginnie Mae	1,369	1,369	1,374
GSEs:
Freddie Mac	4,099	4,099	4,142
Fannie Mae	4,708	4,708	4,806
Subtotal GSEs	8,807	8,807	8,948
PLRMBS:
Prime	1,020	1,020	996
Alt-A, option ARM	13	13	12
Alt-A, other	679	663	663
Subtotal PLRMBS	1,712	1,696	1,671
Total MBS	11,888	11,872	11,993
Total	$12,185	$12,169	$12,250

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$70
Due after 10 years	250	250	213
Subtotal	328	328	283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	1,513	1,526
GSEs:
Freddie Mac	4,517	4,517	4,566
Fannie Mae	5,313	5,313	5,428
Subtotal GSEs	9,830	9,830	9,994
PLRMBS:
Prime	1,133	1,133	1,107
Alt-A, option ARM	14	14	13
Alt-A, other	753	733	734
Subtotal PLRMBS	1,900	1,880	1,854
Total MBS	13,243	13,223	13,374
Total	$13,571	$13,551	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at June 30, 2015, and December 31, 2014, are detailed in the following table:

	June 30, 2015	December 31, 2014
Amortized cost of HTM securities other than MBS:
Adjustable rate	$297	$328
Subtotal	297	328
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	237	285
Adjustable rate	393	415
Collateralized mortgage obligations:
Fixed rate	8,225	9,249
Adjustable rate	3,033	3,294
Subtotal	11,888	13,243
Total	$12,185	$13,571

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015	December 31, 2014
Passthrough securities:
Converts in 1 year or less	$61	$79
Converts after 1 year through 5 years	119	140
Converts after 5 years through 10 years	51	59
Total	$231	$278
Collateralized mortgage obligations:
Converts in 1 year or less	$42	$73
Converts after 1 year through 5 years	23	26
Total	$65	$99

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 2.0% to an increase of 8.0% over the 12-month period beginning April 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of June 30, 2015 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2015, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2015
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	13.8	19.4	34.1	—
Total Prime	13.8	19.4	34.1	—
Alt-A, other
2007	11.3	26.9	35.7	11.3
2006	10.4	26.4	38.5	23.5
2005	12.9	16.3	37.2	5.2
Total Alt-A, other	11.5	23.9	36.9	13.4
Total	11.5	23.9	36.9	13.4

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of the period	$1,297	$1,362	$1,314	$1,378
Additional charges on securities for which OTTI was previously recognized(1)	6	2	8	2
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(19)	(17)	(38)	(33)
Balance, end of the period	$1,284	$1,347	$1,284	$1,347

(1)
For the three months ended June 30, 2015 and 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2015 and 2014, respectively

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$4	$—	$—	$4
Total	$—	$—	$—	$—	$4	$—	$—	$4

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at June 30, 2015, and December 31, 2014, by loan collateral type:

June 30, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$645	$535	$563	$—	$—	$—	$—
Alt-A, option ARM	1,330	991	1,039	—	—	—	—
Alt-A, other	4,975	4,329	4,348	123	118	102	118
Total	$6,950	$5,855	$5,950	$123	$118	$102	$118

December 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$682	$565	$592	$—	$—	$—	$—
Alt-A, option ARM	1,391	1,031	1,065	—	—	—	—
Alt-A, other	5,374	4,687	4,714	132	128	108	127
Total	$7,447	$6,283	$6,371	$132	$128	$108	$127

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2015, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2015, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2015, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2015, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.16% to 8.57% at June 30, 2015, and 0.14% to 8.57% at December 31, 2014, as summarized below.

	June 30, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$10	0.01%	$—	—%
Within 1 year	25,050	0.57	$21,328	0.63
After 1 year through 2 years	7,239	0.89	7,597	1.07
After 2 years through 3 years	4,546	1.04	3,235	1.39
After 3 years through 4 years	7,203	0.89	3,216	1.65
After 4 years through 5 years	2,260	1.05	1,655	1.82
After 5 years	3,753	1.49	1,799	2.81
Total par value	50,061	0.80%	38,830	1.02%
Valuation adjustments for hedging activities	69		67
Valuation adjustments under fair value option	58		89
Total	$50,188		$38,986
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,782 at June 30, 2015, and $4,915 at December 31, 2014. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $10,323 at June 30, 2015, and $328 at December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s advances at June 30, 2015, and December 31, 2014, included $140 and $140, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at June 30, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$10	$—	$10	$—
Within 1 year	26,218	21,460	25,190	21,468
After 1 year through 2 years	7,316	7,693	7,164	7,597
After 2 years through 3 years	8,283	3,258	4,481	3,135
After 3 years through 4 years	3,844	3,291	7,203	3,176
After 4 years through 5 years	2,913	1,646	2,260	1,655
After 5 years	1,477	1,482	3,753	1,799
Total par value	$50,061	$38,830	$50,061	$38,830

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2015 and 2014. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2015 and 2014.

	June 30, 2015		Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$13,000	26%	$16	16%	$27	14%
JPMorgan Chase Bank, National Association(2)	817	2	1	1	3	1
Subtotal JPMorgan Chase & Co.	13,817	28	17	17	30	15
Bank of the West	6,602	13	6	6	12	6
First Republic Bank	4,725	9	20	20	40	20
Bank of America California, N.A.	4,000	8	3	3	5	3
Citigroup Inc
Citibank, N.A.(2)	3,000	6	1	1	2	1
Banamex USA	—	—	—	—	—	—
Subtotal Citigroup Inc	3,000	6	1	1	2	1
Subtotal	32,144	64	47	47	89	45
Others	17,917	36	53	53	107	55
Total par value	$50,061	100%	$100	100%	$196	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2014		Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances¹	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$8,000	17%	$6	5%	$11	5%
Bank of the West	6,316	14	7	6	16	7
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,125	11	15	13	31	14
JPMorgan Chase Bank, National Association(2)	831	2	2	2	4	2
Subtotal JPMorgan Chase & Co.	5,956	13	17	15	35	16
First Republic Bank	5,550	12	22	20	43	19
OneWest Bank, N.A.	3,730	8	8	7	11	5
Subtotal	29,552	64	60	53	116	52
Others	16,824	36	52	47	109	48
Total par value	$46,376	100%	$112	100%	$225	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2015, and December 31, 2014, are detailed below:

	June 30, 2015	December 31, 2014
Par value of advances:
Fixed rate:
Due within 1 year	$19,081	$15,422
Due after 1 year	10,547	12,330
Total fixed rate	29,628	27,752
Adjustable rate:
Due within 1 year	5,979	5,906
Due after 1 year	14,454	5,172
Total adjustable rate	20,433	11,078
Total par value	$50,061	$38,830

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2015, or December 31, 2014. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Prepayment fees received	$12	$13	$26	$14
Fair value adjustments	(4)	(9)	(18)	(10)
Net	8	$4	$8	$4
Advance principal prepaid	$638	$555	$1,245	$705

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) As of June 30, 2015, the Bank had approved six members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of June 30, 2015, and December 31, 2014, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015	December 31, 2014
Fixed rate medium-term mortgage loans	$131	$160
Fixed rate long-term mortgage loans	542	553
Subtotal	673	713
Unamortized premiums	7	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	671	709
Less: Allowance for credit losses	—	(1)
Total mortgage loans held for portfolio, net	$671	$708

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At June 30, 2015, and December 31, 2014, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2015, or during 2014.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of June 30, 2015, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first six months of 2015 or from July 1 to July 31, 2015.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of June 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015	December 31, 2014
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$11	$12
60 – 89 days delinquent	4	5
90 days or more delinquent	20	22
Total past due	35	39
Total current loans	640	673
Total mortgage loans	$675	$712
In process of foreclosure, included above(2)	$10	$11
Nonaccrual loans	$20	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.89%	3.12%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of the period	$—	$2	$1	$2
(Charge-offs) /recoveries	—	—	(1)	(1)
Provision for/(reversal of) credit losses	—	—	—	1
Balance, end of the period	$—	$2	$—	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.01)%	(0.19)%	(0.03)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	June 30, 2015	December 31, 2014
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$1
Recorded investment, end of period:
Individually evaluated for impairment	$17	$20
Collectively evaluated for impairment	658	692
Total recorded investment	$675	$712

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$17	$17	$—	$14	$14	$—
With an allowance	—	—	—	6	6	1
Total	$17	$17	$—	$20	$20	$1

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
With no related allowance	$15	$18	$14	$18
With an allowance	—	7	2	7
Total	$15	$25	$16	$25

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the Original MPF and MPF Plus products as described below. Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs during the first six months of 2015, the corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling a de minimis

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

amount as of June 30, 2015, and December 31, 2014, and for MPF Plus loans totaling a de minimis amount as of June 30, 2015, and $1 as of December 31, 2014.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling a de minimis amount as of June 30, 2015, and December 31, 2014, and for MPF Plus loans totaling a de minimis amount as of June 30, 2015, and December 31, 2014.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2.7 as of June 30, 2015, and $2.3 as of December 31, 2014.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the term securities purchased under agreements to resell at June 30, 2015. The Bank did not have any term securities purchased under agreements to resell at December 31, 2014.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2015, and December 31, 2014, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Interest-bearing deposits:
Demand and overnight	$486	$159
Total interest-bearing deposits	486	159
Non-interest-bearing deposits	2	1
Total	$488	$160

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2015, and December 31, 2014, are detailed in the following table:

	June 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$486	0.01%	$159	0.01%
Non-interest-bearing deposits	2		1
Total	$488		$160

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$16,580	0.60%	$21,044	0.36%
After 1 year through 2 years	12,502	2.01	9,871	2.43
After 2 years through 3 years	6,855	1.30	4,518	1.70
After 3 years through 4 years	2,180	1.38	2,336	1.49
After 4 years through 5 years	2,890	1.67	3,103	1.71
After 5 years	4,326	2.33	5,851	2.13
Total par value	45,333	1.36%	46,723	1.29%
Unamortized premiums	39		58
Unamortized discounts	(10)		(13)
Valuation adjustments for hedging activities	252		308
Fair value option valuation adjustments	(17)		(31)
Total	$45,597		$47,045

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $11,640 at June 30, 2015, and $14,158 at December 31, 2014. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,400 at June 30, 2015, and $9,573 at December 31, 2014. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at June 30, 2015, and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014
Par value of consolidated obligation bonds:
Non-callable	$33,693	$32,565
Callable	11,640	14,158
Total par value	$45,333	$46,723

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Within 1 year	$27,660	$33,558
After 1 year through 2 years	11,432	9,156
After 2 years through 3 years	4,530	2,043
After 3 years through 4 years	1,125	1,010
After 4 years through 5 years	360	385
After 5 years	226	571
Total par value	$45,333	$46,723

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$33,877	0.14%	$21,815	0.09%
Unamortized discounts	(18)		(4)
Total	$33,859		$21,811

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2015, and December 31, 2014, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2014 Form 10-K.

	June 30, 2015	December 31, 2014
Par value of consolidated obligations:
Bonds:
Fixed rate	$36,963	$39,324
Adjustable rate	5,425	3,678
Step-up	1,910	2,654
Step-down	550	500
Fixed rate that converts to adjustable rate	385	467
Range bonds	100	100
Total bonds, par value	45,333	46,723
Discount notes, par value	33,877	21,815
Total consolidated obligations, par value	$79,210	$68,538

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2015, or December 31, 2014. The Bank has generally elected to account for bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended June 30, 2015 and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2014	$(31)	$(26)	$(7)	$(64)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	79			79
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(1)	—		(1)
Net current period other comprehensive income/(loss)	78	2	—	80
Balance, June 30, 2014	$47	$(24)	$(7)	$16

Balance, March 31, 2015	$106	$(18)	$(12)	$76
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	(10)	—		(10)
Net change in fair value	(2)			(2)
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	(11)	2	1	(8)
Balance, June 30, 2015	$95	$(16)	$(11)	$68

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2015 and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	160			160
Accretion of non-credit-related OTTI loss		3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(2)	—		(2)
Net current period other comprehensive income/(loss)	158	3	—	161
Balance, June 30, 2014	$47	$(24)	$(7)	$16

Balance, December 31, 2014	$88	$(20)	$(12)	$56
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	(13)	—		(13)
Net change in fair value	18			18
Accretion of non-credit-related OTTI loss		4		4
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	7	4	1	12
Balance, June 30, 2015	$95	$(16)	$(11)	$68

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

As of June 30, 2015, and December 31, 2014, the Bank was in compliance with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Risk-based capital	$2,923	$5,546	$3,231	$6,356
Total regulatory capital	$3,438	$5,546	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.45%	4.00%	8.38%
Leverage capital	$4,298	$8,318	$3,790	$9,534
Leverage ratio	5.00%	9.68%	5.00%	12.58%

Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $142 outstanding to 10 institutions at June 30, 2015, and $719 outstanding to 32 institutions at December 31, 2014. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at the beginning of the period	$383	$1,644	$719	$2,071
Reclassified from/(to) capital during the period	4	1	12	2
Redemption of mandatorily redeemable capital stock	(28)	(6)	(34)	(15)
Repurchase of excess mandatorily redeemable capital stock	(217)	(463)	(555)	(882)
Balance at the end of the period	$142	$1,176	$142	$1,176

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $38 and $53 for the three and six months ended June 30, 2015, respectively, and in the amount of $34 and $73 for the three and six months ended June 30, 2014, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2015, and December 31, 2014.

Contractual Redemption Period	June 30, 2015	December 31, 2014
Within 1 year	$92	$51
After 1 year through 2 years	—	582
After 2 years through 3 years	1	9
After 3 years through 4 years	—	1
After 4 years through 5 years	6	2
Past contractual redemption date because of remaining activity(1)	43	74
Total	$142	$719

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 201% as of June 30, 2015.

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

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015				June 30, 2014
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$25	$1,800	$325	$2,150	$71	$1,800	$198	$2,069
Transfers to/(from) restricted retained earnings	8	—	12	20	(22)	—	8	(14)
Balance at the end of the period	$33	$1,800	$337	$2,170	$49	$1,800	$206	$2,055

	Six Months Ended
	June 30, 2015				June 30, 2014
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$35	$1,800	$230	$2,065	$88	$1,800	$189	$2,077
Transfers to/(from) restricted retained earnings	(2)	—	107	105	(39)	—	17	(22)
Balance at the end of the period	$33	$1,800	$337	$2,170	$49	$1,800	$206	$2,055

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2015, the Bank’s excess capital stock totaled $365, or 0.42% of total assets.

In the second quarter of 2015, the Bank paid dividends on the capital stock outstanding during the first quarter of 2015 at an annualized rate of 22.65%, totaling $220, including $182 in dividends on capital stock and $38 in dividends on mandatorily redeemable capital stock. The dividends included a special dividend in the amount of $145, including $120 in dividends on capital stock and $25 in dividends on mandatorily redeemable capital stock. In the second quarter of 2014, the Bank paid dividends on the capital stock outstanding during the first quarter of 2014 at an annualized rate of 6.80%, totaling $93, including $59 in dividends on capital stock and $34 in dividends on mandatorily redeemable capital stock.

In the first six months of 2015, the Bank paid dividends at an annualized rate of 14.58%, totaling $294, of which $145 was related to the special dividend. The total dividends paid included $241 in dividends on capital stock and $53 in dividends on mandatorily redeemable capital stock. In the first six months of 2014, the Bank paid dividends at an annualized rate of 6.73%, totaling $190, including $117 in dividends on capital stock and $73 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2015 at an annualized rate of 10.01%, totaling $78, including $72 in dividends on capital stock and $6 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 28, 2015. The Bank expects to pay the dividend on or about August 13, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2015.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder’s excess capital stock at the shareholder’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $750 and $847 in excess capital stock in the first and second quarters of 2015, respectively, and $750 in excess capital stock in each of the first and second quarters of 2014.

During the second quarter of 2015 and 2014, the Bank redeemed $28 and $6, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On May 29, 2015, the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly schedule, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In accordance with the revised Framework, each quarter, Bank management will evaluate and determine the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. In addition, at the Bank’s discretion, some or all of the excess stock held by a shareholder may be repurchased upon request of the shareholder, subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.
On July 29, 2015, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on August 14, 2015.

Excess capital stock totaled $365 as of June 30, 2015, and $1,118 as of December 31, 2014.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2015, or December 31, 2014.

	June 30, 2015		December 31, 2014
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$390	14%	$268	7%
JPMorgan Chase Bank, National Association(1)	40	1	68	2
Subtotal JPMorgan Chase & Co.	430	15	336	9
Citigroup Inc.:
Citibank, N.A.(1)	90	3	577	14
Banamex USA	4	—	2	—
Subtotal Citigroup Inc.	94	3	579	14
Subtotal	524	18	915	23
Others	2,369	82	3,082	77
Total	$2,893	100%	$3,997	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

Note 14 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2015 and 2014.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
June 30, 2015	$47	$90	$137	$(5)	$(4)	$38	$108	$(2)	$34	$72
June 30, 2014	44	105	149	(4)	(19)	34	138	(54)	37	47
Six month ended:
June 30, 2015	82	183	265	(13)	(13)	53	238	430	68	600
June 30, 2014	83	215	298	(6)	(41)	73	272	(102)	69	101

(1)
Does not include credit-related OTTI losses of $6 and $2 for the three months ended June 30, 2015 and 2014, respectively. Does not include credit-related OTTI losses of $8 and $2 for the six months ended June 30, 2015 and 2014, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at June 30, 2015, and December 31, 2014.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2015	$67,398	$18,564	$85,962
December 31, 2014	55,424	20,383	75,807

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The notional principal of the interest rate exchange agreements associated with offsetting derivatives with other counterparties was $160 at June 30, 2015. The Bank had no interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties at December 31, 2014.

Investments – The Bank may invest in U.S. Treasury and agency obligations, agency MBS, and the taxable portion of highly rated state or local housing finance agency obligations. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps. The Bank may execute callable swaps in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. Investment securities may be classified as trading, AFS, or HTM.

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

The Bank executes callable swaps in conjunction with the issuance of certain consolidated obligations to create funding that is economically equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2015, or the year ended December 31, 2014.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

related accrued interest) at June 30, 2015, was $42, for which the Bank had posted collateral with a fair value of $36 in the ordinary course of business. If the Bank’s credit rating at June 30, 2015, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $2 of additional collateral (at fair value) to its derivative counterparties at June 30, 2015.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of June 30, 2015, and December 31, 2014. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,522	$296	$93	$28,018	$374	$103
Total	34,522	296	93	28,018	374	103
Derivatives not designated as hedging instruments:
Interest rate swaps	34,718	74	85	31,973	72	129
Interest rate caps and floors	2,230	6	1	2,306	9	1
Mortgage delivery commitments	7	—	—	—	—	—
Total	36,955	80	86	34,279	81	130
Total derivatives before netting and collateral adjustments	$71,477	376	179	$62,297	455	233
Netting adjustments and cash collateral(1)		(301)	(170)		(396)	(213)
Total derivative assets and total derivative liabilities		$75	$9		$59	$20

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted was $86 and $65 at June 30, 2015, and December 31, 2014, respectively. Cash collateral received was $218 and $248 at June 30, 2015, and December 31, 2014, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(3)	$(3)	$(10)	$(5)
Total net gain/(loss) related to fair value hedge ineffectiveness	(3)	(3)	(10)	(5)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	33	5	30	20
Interest rate caps and floors	—	(7)	(2)	(8)
Net settlements	(4)	(19)	(13)	(41)
Mortgage delivery commitments	1	—	1	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	30	(21)	16	(29)
Net gain/(loss) on derivatives and hedging activities	$27	$(24)	$6	$(34)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015				June 30, 2014
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$32	$(32)	$—	$(27)	$(23)	$23	$—	$(34)
Consolidated obligation bonds	(49)	46	(3)	67	(25)	22	(3)	67
Total	$(17)	$14	$(3)	$40	$(48)	$45	$(3)	$33

	Six Months Ended
	June 30, 2015				June 30, 2014
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(6)	$6	$—	$(55)	$(13)	$13	$—	$(66)
Consolidated obligation bonds	(64)	54	(10)	129	(76)	71	(5)	132
Total	$(70)	$60	$(10)	$74	$(89)	$84	$(5)	$66

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$266	$136	$352	$199
Cleared derivatives	110	43	103	34
Total gross recognized amount	376	179	455	233
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(245)	(127)	(324)	(179)
Cleared derivatives	(56)	(43)	(72)	(34)
Total gross amount of netting adjustments and cash collateral	(301)	(170)	(396)	(213)
Total derivative assets and total derivative liabilities
Uncleared derivatives	21	9	28	20
Cleared derivatives	54	—	31	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	75	9	59	20
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	20	—	25	—
Net unsecured amount
Uncleared derivatives	1	9	3	20
Cleared derivatives	54	—	31	—
Total net unsecured amount	$55	$9	$34	$20

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2015, and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,239	$1,239	$1,239	$—	$—	$—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	5,188	5,188	—	5,188	—	—
Trading securities	2,923	2,923	—	2,923	—	—
AFS securities	5,950	5,950	—	—	5,950	—
HTM securities	12,169	12,250	—	10,322	1,928	—
Advances	50,188	50,213	—	50,213	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	671	720	—	720	—	—
Loans to other FHLBanks	125	125	—	125	—	—
Accrued interest receivable	63	63	—	63	—	—
Derivative assets, net(1)	75	75	—	376	—	(301)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	488	488	—	488	—	—
Consolidated obligations:
Bonds	45,597	45,572	—	45,572	—	—
Discount notes	33,859	33,861	—	33,861	—	—
Total consolidated obligations	79,456	79,433	—	79,433	—	—
Mandatorily redeemable capital stock	142	142	142	—	—	—
Accrued interest payable	92	92	—	92	—	—
Derivative liabilities, net(1)	9	9	—	179	—	(170)
Other
Standby letters of credit	16	16	—	16	—	—
Commitments to fund advances(3)	—	3	—	3	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,920	$3,920	$3,920	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	7,503	7,503	—	7,503	—	—
Trading securities	3,524	3,524	—	3,524	—	—
AFS securities	6,371	6,371	—	—	6,371	—
HTM securities	13,551	13,657	—	11,521	2,136	—
Advances	38,986	39,060	—	39,060	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	708	769	—	769	—	—
Accrued interest receivable	67	67	—	67	—	—
Derivative assets, net(1)	59	59	—	455	—	(396)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	160	160	—	160	—	—
Consolidated obligations:
Bonds	47,045	47,021	—	47,021	—	—
Discount notes	21,811	21,811	—	21,811	—	—
Total consolidated obligations	68,856	68,832	—	68,832	—	—
Mandatorily redeemable capital stock	719	719	719	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	20	20	—	233	—	(213)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	2	—	2	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2015:

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

As of June 30, 2015, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of June 30, 2015, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2015, and December 31, 2014, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,913	$—	$—	$2,913
MBS:
Other U.S. obligations – Ginnie Mae	—	10	—	—	10
Total trading securities	—	2,923	—	—	2,923
AFS securities:
PLRMBS	—	—	5,950	—	5,950
Total AFS securities	—	—	5,950	—	5,950
Advances(2)	—	4,978	—	—	4,978
Derivative assets, net: interest rate-related	—	376	—	(301)	75
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$8,277	$5,950	$(301)	$13,937
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,203	$—	$—	$6,203
Derivative liabilities, net: interest rate-related	—	179	—	(170)	9
Total recurring fair value measurements – Liabilities	$—	$6,382	$—	$(170)	$6,212
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1	—	$1
Impaired mortgage loans held for portfolio	—	—	4	—	4
Total nonrecurring fair value measurements – Assets	$—	$—	$5	—	$5

December 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,513	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,524	—	—	3,524
AFS securities:
PLRMBS	—	—	6,371	—	6,371
Total AFS securities	—	—	6,371	—	6,371
Advances(2)	—	5,137	—	—	5,137
Derivative assets, net: interest rate-related	—	455	—	(396)	59
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,116	$6,371	$(396)	$15,102
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,717	$—	$—	$6,717
Derivative liabilities, net: interest rate-related	—	233	—	(213)	20
Total recurring fair value measurements – Liabilities	$—	$6,950	$—	$(213)	$6,737
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)	Represents advances recorded under the fair value option at June 30, 2015, and December 31, 2014.

(3)	Represents consolidated obligation bonds recorded under the fair value option at June 30, 2015, and December 31, 2014.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015	June 30, 2014
Balance, beginning of the period	$6,188	$6,916
Total gain/(loss) realized and unrealized included in:
Interest income	22	15
Net OTTI loss, credit-related	(6)	(2)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(2)	79
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(9)	(1)
Settlements	(243)	(231)
Transfers of HTM securities to AFS securities	—	—
Balance, end of the period	$5,950	$6,776
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$16	$14

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance, beginning of the period	$6,371	$7,047
Total gain/(loss) realized and unrealized included in:
Interest income	41	30
Net OTTI loss, credit-related	(8)	(2)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	18	160
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(11)	(2)
Settlements	(465)	(457)
Transfers of HTM securities to AFS securities	4	—
Balance, end of the period	$5,950	$6,776
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$33	$29

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,978	$6,375	$6,936	$7,298
New transactions elected for fair value option	200	1,150	210	1,478
Maturities and terminations	(164)	(1,308)	(808)	(1,730)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(36)	(10)	4	34
Change in accrued interest	—	(4)	(1)	—
Balance, end of the period	$4,978	$6,203	$6,341	$7,080

	Six Months Ended
	June 30, 2015		June 30, 2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,137	$6,717	$7,069	$10,115
New transactions elected for fair value option	446	1,805	348	2,178
Maturities and terminations	(588)	(2,333)	(1,087)	(5,295)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(16)	17	12	81
Change in accrued interest	(1)	(3)	(1)	1
Balance, end of the period	$4,978	$6,203	$6,341	$7,080

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and six months ended June 30, 2015 and 2014.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2015, and December 31, 2014:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At June 30, 2015			At December 31, 2014
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$4,920	$4,978	$58	$5,048	$5,137	$89
Consolidated obligation bonds	6,220	6,203	(17)	6,748	6,717	(31)

(1)	At June 30, 2015, and December 31, 2014, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $852,783 at June 30, 2015, and $847,175 at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79,210 at June 30, 2015, and $68,538 at December 31, 2014. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K.

Off-balance sheet commitments as of June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015			December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,671	$3,213	$10,884	$2,699	$2,711	$5,410
Commitments to fund advances(1)	174	3	177	121	5	126
Commitments to issue consolidated obligation discount notes, par	800	—	800	3	—	3
Commitments to issue consolidated obligation bonds, par(2)	595	—	595	—	—	—
Commitments to purchase mortgage loans	7	—	7	—	—	—

(1)	At June 30, 2015, and December 31, 2014, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At June 30, 2015, all of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 44 days to 15 years, including a final expiration in 2030. The Bank monitors the creditworthiness of members that have standby letters of credit. In addition, standby letters of credit are fully collateralized. As a result, the Bank determined that it was not necessary to record any allowance for losses on these commitments at June 30, 2015, and December 31, 2014.

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $16 at June 30, 2015, and $12 at December 31, 2014. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2015, and December 31, 2014.

Commitments to fund advances totaled $177 at June 30, 2015, and $126 at December 31, 2014. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of June 30, 2015, and December 31, 2014.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 30 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions and into bilateral security agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of June 30, 2015, the Bank had pledged total cash collateral of $727 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2014, the Bank had pledged total collateral of $502, including securities with a de minimis carrying value, all of which may be sold or repledged, and cash collateral of $502 to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2015	December 31, 2014
Assets:
Investments(1)	$348	$139
Advances	15,795	5,081
Mortgage loans held for portfolio	526	33
Accrued interest receivable	20	6
Other assets	—	18
Derivative assets, net	1	—
Total Assets	$16,690	$5,277
Liabilities:
Deposits	$9	$3
Mandatorily redeemable capital stock	40	577
Derivative liabilities, net	—	18
Total Liabilities	$49	$598
Notional amount of derivatives	$7,252	$2,858
Standby letters of credit	75	21

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income:
Investments(1)	$3	$13	$5	$18
Advances(2)	24	15	44	39
Mortgage loans held for portfolio	7	1	14	10
Total Interest Income	$34	$29	$63	$67
Interest Expense:
Mandatorily redeemable capital stock	$4	$21	$5	$46
Consolidated obligations(2)	(28)	(2)	(56)	(38)
Total Interest Expense	$(24)	$19	$(51)	$8
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(18)	$(261)	$(51)	$(305)
Total Other Income/(Loss)	$(18)	$(261)	$(51)	$(305)

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

Note 19 — Subsequent Events

Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

There were no other material subsequent events identified, subsequent to June 30, 2015, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Quarterly Overview

Net income for the second quarter of 2015 was $61 million, compared with net income of $39 million for the second quarter of 2014. The $22 million increase in net income for the second quarter of 2015 relative to the prior-year period reflected net fair value gains associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by lower net interest income.

Net interest income for the second quarter of 2015 was $108 million, down from $138 million for the second quarter of 2014. The decrease was primarily due to lower average balances of interest-earning assets, higher dividends paid on mandatory redeemable capital stock (which are classified as interest expense), and a decrease in earnings on invested capital because of lower average capital balances.

Other income/(loss) for the second quarter of 2015, was a loss of $2 million, compared with a loss of $54 million for the second quarter of 2014. The change reflected net fair value gains associated with derivatives, hedged items, and financial instruments carried at fair value of $5 million (compared with net fair value losses of $35 million for the second quarter of 2014), which were due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change also reflected expense on derivative instruments used in economic hedges of $4 million (compared with expense of $19 million for the second quarter of 2014). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During the first six months of 2015, total assets increased $10.2 billion, to $86.0 billion at June 30, 2015, from $75.8 billion at December 31, 2014. Advances increased $11.2 billion, or 29%, to $50.2 billion at June 30, 2015, from $39.0 billion at December 31, 2014.

In addition, investments increased $1.5 billion, or 5%, to $33.5 billion at June 30, 2015, from $32.0 billion at December 31, 2014, primarily reflecting an increase in securities purchased under agreement to resell. These increases were partially offset by a $2.7 billion decrease in cash and due from banks, from $3.9 billion at December 31, 2014, to $1.2 billion at June 30, 2015.

Accumulated other comprehensive income/(loss) increased by $12 million during the first six months of 2015, to income of $68 million at June 30, 2015, from income of $56 million at December 31, 2014, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale (AFS).

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

On June 23, 2015, the Bank paid a special dividend of $145 million on the capital stock outstanding during the first quarter of 2015, including $25 million in dividends on mandatorily redeemable capital stock that was reflected as interest expense in the second quarter of 2015. Combined with the dividend of $75 million paid on May 14, 2015, the annualized rate for dividends paid during the second quarter of 2015 was 22.65%.

On July 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2015 at an annualized rate of 10.01%. The dividend will total $78 million, including $6 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the third quarter of 2015. The Bank recorded the dividend on July 28, 2015, and expects to pay the dividend on or about August 13, 2015.

As of June 30, 2015, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.5%, exceeding the 4.0% requirement. The Bank had $5.5 billion in permanent capital, exceeding its risk-based capital requirement of $2.9 billion. Total retained earnings as of June 30, 2015, were $2.7 billion.

Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on August 14, 2015. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Selected Balance Sheet Items at Quarter End
Total Assets	$85,962	$78,235	$75,807	$82,789	$87,226
Advances	50,188	43,757	38,986	40,615	46,595
Mortgage Loans Held for Portfolio, Net	671	680	708	754	805
Investments(1)	33,480	31,522	31,949	33,164	34,085
Consolidated Obligations:(2)
Bonds	45,597	43,459	47,045	50,871	56,242
Discount Notes	33,859	27,794	21,811	24,431	23,492
Mandatorily Redeemable Capital Stock	142	383	719	1,076	1,176
Capital Stock —Class B —Putable	2,751	3,092	3,278	3,310	3,385
Unrestricted Retained Earnings	483	624	294	303	306
Restricted Retained Earnings	2,170	2,150	2,065	2,073	2,055
Accumulated Other Comprehensive Income/(Loss) (AOCI)	68	76	56	96	16
Total Capital	5,472	5,942	5,693	5,782	5,762
Selected Operating Results for the Quarter
Net Interest Income	$108	$130	$133	$133	$138
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	(1)	—
Other Income/(Loss)	(2)	432	(40)	(12)	(54)
Other Expense	34	34	41	34	37
Affordable Housing Program Assessment	11	54	7	12	8
Net Income/(Loss)	$61	$474	$45	$76	$39
Selected Other Data for the Quarter
Net Interest Margin(3)	0.53%	0.70%	0.67%	0.62%	0.64%
Operating Expenses as a Percent of Average Assets	0.15	0.17	0.19	0.14	0.16
Return on Average Assets	0.29	2.51	0.22	0.35	0.18
Return on Average Equity	4.27	31.87	3.14	5.25	2.80
Annualized Dividend Rate	22.65	7.11	7.40	7.35	6.80
Dividend Payout Ratio(4)	299.30	12.43	137.57	80.39	149.46
Average Equity to Average Assets Ratio	6.86	7.88	7.16	6.72	6.42
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.45	7.99	8.38	8.17	7.94
Duration Gap (in months)	—	—	—	1	1

(1)	Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2015	$852,783
March 31, 2015	812,197
December 31, 2014	847,175
September 30, 2014	816,950
June 30, 2014	799,979

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2015 and 2014, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2015 Compared to Second Quarter of 2014

Average Balance Sheets

	Three Months Ended
	June 30, 2015			June 30, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$667	$—	0.01%	$298	$—	0.02%
Securities purchased under agreements to resell	2,345	1	0.09	1,076	—	0.06
Federal funds sold	6,123	2	0.12	9,505	2	0.12
Trading securities:
Mortgage-backed securities (MBS)	11	—	1.66	13	—	1.64
Other investments	3,160	1	0.21	3,362	2	0.17
Available-for-sale (AFS) securities:(1)
MBS(2)	5,949	67	4.51	6,819	72	4.20
Held-to-maturity (HTM) securities:(1)
MBS	12,140	75	2.49	14,696	91	2.49
Other investments	303	1	0.50	3,401	2	0.17
Mortgage loans held for portfolio	675	8	4.70	831	11	5.22
Advances(3)	50,856	81	0.63	46,965	80	0.68
Loans to other FHLBanks	3	—	0.07	7	—	0.07
Total interest-earning assets	82,232	236	1.15	86,973	260	1.20
Other assets(4)(5)	792	—	—	893	—	—
Total Assets	$83,024	$236	1.14%	$87,866	$260	1.18%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$44,852	$80	0.71%	$54,557	$82	0.61%
Discount notes	30,588	10	0.13	24,864	6	0.09
Deposits and other borrowings	1,145	—	0.04	822	—	0.06
Mandatorily redeemable capital stock	257	38	58.77	1,407	34	9.64
Total interest-bearing liabilities	76,842	128	0.67	81,650	122	0.60
Other liabilities(4)	489	—	—	571	—	—
Total Liabilities	77,331	128	0.66	82,221	122	0.59
Total Capital	5,693	—	—	5,645	—	—
Total Liabilities and Capital	$83,024	$128	0.62%	$87,866	$122	0.56%
Net Interest Income		$108			$138
Net Interest Spread(6)			0.48%			0.60%
Net Interest Margin(7)			0.53%			0.64%
Interest-earning Assets/Interest-bearing Liabilities	107.01%			106.52%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $19 million and $17 million for the second quarter of 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2015			June 30, 2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(1)	$(27)	$(28)	$(2)	$(34)	$(36)
Consolidated obligation bonds	2	67	69	2	67	69

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2015 was $108 million, a 22% decrease from $138 million in the second quarter of 2014. The following table details the changes in interest income and interest expense for the second quarter of 2015 compared to the second quarter of 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$1	$—
Trading securities: Other investments	(1)	—	(1)
AFS securities:
MBS	(5)	(10)	5
HTM securities:
MBS	(16)	(16)	—
Other investments	(1)	(2)	1
Mortgage loans held for portfolio	(3)	(2)	(1)
Advances(2)	1	7	(6)
Total interest-earning assets	(24)	(22)	(2)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(2)	(16)	14
Discount notes	4	1	3
Mandatorily redeemable capital stock	4	(47)	51
Total interest-bearing liabilities	6	(62)	68
Net interest income	$(30)	$40	$(70)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $8 million of advance prepayment fees in the second quarter of 2015 compared to $4 million in the second quarter of 2014.

The net interest margin was 53 basis points for second quarter of 2015, 11 basis points lower than the net interest margin for second quarter of 2014, which was 64 basis points. The net interest spread was 48 basis points for second quarter of 2015, 12 basis points lower than the net interest spread for second quarter of 2014, which was 60 basis points. These decreases were primarily due to dividends on mandatorily redeemable capital stock, which are classified as interest expense. Although the average balance of mandatorily redeemable capital stock was significantly lower in the second quarter of 2015 than in the year-earlier period, interest expense related to dividends on mandatorily redeemable capital stock increased $4 million in the second quarter of 2015 relative to the year-earlier period because the Bank paid a special dividend of $145 million in the second quarter of 2015 that included a payment of $25 million on mandatorily redeemable capital stock. This increase in interest expense was partially offset by improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis and accreted into interest income when there is a significant increase in the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2015 and 2014.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2015	June 30, 2014
Other Income/(Loss):
Total OTTI loss	$(15)	$(3)
Net amount of OTTI loss reclassified to/(from) AOCI	9	1
Net OTTI loss, credit-related	(6)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(26)	(30)
Net gain/(loss) on derivatives and hedging activities	27	(24)
Other	3	2
Total Other Income/(Loss)	$(2)	$(54)

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2015	June 30, 2014
Advances	$(36)	$4
Consolidated obligation bonds	10	(34)
Total	$(26)	$(30)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Three Months Ended
(In millions)	June 30, 2015				June 30, 2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$33	$(20)	$13	$—	$(5)	$(26)	$(31)
Not elected for fair value option	—	2	—	2	—	2	(3)	(1)
Consolidated obligation bonds:								—
Elected for fair value option	—	(8)	14	6	—	25	14	39
Not elected for fair value option	(3)	(8)	10	(1)	(3)	(10)	5	(8)
Consolidated obligation discount notes:								—
Not elected for fair value option	—	15	(8)	7	—	(7)	(9)	(16)
MBS:								—
Not elected for fair value option	—	(1)	—	(1)	—	(8)	—	(8)
Non-MBS investments:								—
Not elected for fair value option	—	—	—	—	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	—	1	—	1	—	—	—	—
Total	$(3)	$34	$(4)	$27	$(3)	$(2)	$(19)	$(24)

During the second quarter of 2015, net gains on derivatives and hedging activities totaled $27 million compared to net losses of $24 million in the second quarter of 2014. These amounts included expense of $4 million and expense of $19 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Average Balance Sheets

	Six Months Ended
	June 30, 2015			June 30, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$615	$—	0.01%	$243	$—	0.02%
Securities purchased under agreements to resell	2,019	1	0.08	1,127	—	0.05
Federal funds sold	6,662	4	0.12	9,667	5	0.11
Trading securities:
Mortgage-backed securities (MBS)	11	—	1.66	13	—	1.65
Other investments	3,296	3	0.20	3,270	3	0.18
Available-for-sale (AFS) securities:(1)
MBS(2)	6,051	134	4.47	6,923	143	4.16
Held-to-maturity (HTM) securities:(1)
MBS	12,493	155	2.51	14,913	186	2.52
Other investments	311	1	0.49	3,000	3	0.18
Mortgage loans held for portfolio	684	17	5.02	855	22	5.20
Advances(3)	46,781	148	0.64	45,995	159	0.69
Loans to other FHLBanks	3	—	0.09	4	—	0.07
Total interest-earning assets	78,926	463	1.18	86,010	521	1.22
Other assets(4)(5)	864	—	—	909	—	—
Total Assets	$79,790	$463	1.17%	$86,919	$521	1.21%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$44,904	$156	0.70%	$53,489	$163	0.61%
Discount notes	26,996	16	0.12	24,711	12	0.09
Deposits and other borrowings	1,079	—	0.04	741	—	0.05
Mandatorily redeemable capital stock	465	53	23.06	1,710	73	8.60
Total interest-bearing liabilities	73,444	225	0.62	80,651	248	0.62
Other liabilities(4)	484	—	—	548	—	—
Total Liabilities	73,928	225	0.61	81,199	248	0.61
Total Capital	5,862	—	—	5,720	—	—
Total Liabilities and Capital	$79,790	$225	0.57%	$86,919	$248	0.57%
Net Interest Income		$238			$273
Net Interest Spread(6)			0.56%			0.60%
Net Interest Margin(7)			0.61%			0.64%
Interest-earning Assets/Interest-bearing Liabilities	107.46%			106.64%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $38 million and $33 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2015			June 30, 2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(1)	$(55)	$(56)	$(3)	$(66)	$(69)
Consolidated obligation bonds	3	129	132	3	132	135

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2015 was $238 million, a 13% decrease from $273 million in the first six months of 2014. The following table details the changes in interest income and interest expense for the first six months of 2015 compared to first six months of 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$—	$1
Federal funds sold	(1)	(1)	—
AFS securities:
MBS	(9)	(19)	10
HTM securities:
MBS	(31)	(30)	(1)
Other investments	(2)	(4)	2
Mortgage loans held for portfolio	(5)	(4)	(1)
Advances(2)	(11)	3	(14)
Total interest-earning assets	(58)	(55)	(3)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(7)	(28)	21
Discount notes	4	1	3
Mandatorily redeemable capital stock	(20)	(80)	60
Total interest-bearing liabilities	(23)	(107)	84
Net interest income	$(35)	$52	$(87)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $8 million of advance prepayment fees in the first six months of 2015 compared to $4 million in the first six months of 2014.

The net interest margin was 61 basis points for the first six months of 2015, 3 basis points lower than the net interest margin for the first six months of 2014, which was 64 basis points. The net interest spread was 56 basis points for the first six months of 2015, 4 basis points lower than the net interest spread for the first six months of 2014, which was 60 basis points. These decreases were primarily due to dividends on mandatorily redeemable capital stock, which are classified as interest expense. Although the average balance of mandatorily redeemable capital stock was significantly lower in the first six months of 2015 than in the year-earlier period, the amount of dividends paid on mandatorily redeemable capital stock declined only slightly because the Bank paid a special dividend in the second quarter of 2015 that included a payment of $25 million on mandatorily redeemable capital stock. This increase in dividends on mandatorily redeemable capital stock was partially offset by improved spreads on interest-earning assets, including the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis and accreted into interest income when there is a significant increase in the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2015 and 2014.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2015	June 30, 2014
Other Income/(Loss):
Total OTTI loss	$(19)	$(4)
Net amount of OTTI loss reclassified to/(from) AOCI	11	2
Net OTTI loss, credit-related	(8)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(33)	(69)
Net gain/(loss) on derivatives and hedging activities	6	(34)
Gains on litigation settlements, net	459	—
Other	6	3
Total Other Income/(Loss)	$430	$(102)

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2015	June 30, 2014
Advances	$(16)	$12
Consolidated obligation bonds	(17)	(81)
Total	$(33)	$(69)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first six months of 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

(In millions)	June 30, 2015				June 30, 2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$17	$(41)	$(24)	$—	$—	$(54)	$(54)
Not elected for fair value option	—	—	—	—	—	5	(6)	(1)
Consolidated obligation bonds:
Elected for fair value option	—	6	28	34	—	42	26	68
Not elected for fair value option	(10)	(6)	19	3	(5)	(17)	9	(13)
Consolidated obligation discount notes:
Not elected for fair value option	—	14	(19)	(5)	—	(10)	(16)	(26)
MBS:
Not elected for fair value option	—	(3)	—	(3)	—	(9)	—	(9)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	—	1	—	1	—	—	—	—
Total	$(10)	$29	$(13)	$6	$(5)	$12	$(41)	$(34)

During the first six months of 2015, net gains on derivatives and hedging activities totaled $6 million compared to net losses of $34 million in the first six months of 2014. These amounts included expense of $13 million and expense of $41 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on litigation settlements, net – During the first six months of 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation totaled $459 million (after netting certain legal fees and expenses).

Return on Average Equity

Return on average equity (ROE) was 4.27% (annualized) for the second quarter of 2015, compared to 2.80% (annualized) for the second quarter of 2014. This increase reflected the increase in net income in the second quarter of 2015 which rose 56%, from $39 million in the second quarter of 2014 to $61 million in the second quarter of 2015.

ROE was 18.39% (annualized) for the first six months of 2015, compared to 2.96% (annualized) for the first six months of 2014. The increase reflected the increase in net income in the first six months of 2015 resulting from a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with Bank’s PLRMBS litigation in the first quarter of 2015.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2015, advances maturing within five years totaled $46.3 billion, significantly in excess of the $488 million of member deposits on that date. At December 31, 2014, advances maturing within five years totaled $37.0 billion, also significantly in excess of the $160 million of member deposits on that date. In addition, as of June 30, 2015, and December 31, 2014, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2014 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 201% as of June 30, 2015. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2014 Form 10-K.

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

Retained earnings related to valuation adjustments totaled $33 million and $35 million at June 30, 2015, and December 31, 2014, respectively.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank’s capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income resulting from an adverse interest rate environment, and to maintain capital compliance.

The Board of Directors previously set the amount for the targeted buildup of restricted retained earnings at $1.8 billion. As of March 31, 2012, restricted retained earnings reached the $1.8 billion targeted amount, and the Bank has maintained this targeted amount through June 30, 2015. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. As of July 31, 2015, the Board of Directors set the amount for the targeted buildup of restricted retained earnings at $1.65 billion.

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

Retained earnings related to the JCE Agreement totaled $337 million and $230 million at June 30, 2015, and December 31, 2014, respectively.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2015, the Bank’s excess capital stock totaled $365 million, or 0.42% of total assets.

In the second quarter of 2015, the Bank paid dividends on the capital stock outstanding during the first quarter of 2015 at an annualized rate of 22.65%, totaling $220 million, including $182 million in dividends on capital stock and $38 million in dividends on mandatorily redeemable capital stock. The dividends included a special dividend in the amount of $145 million, including $120 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2014, the Bank paid dividends on the capital stock outstanding during the first quarter of 2014 at an annualized rate of 6.80%, totaling $93 million, including $59 million in dividends on capital stock and $34 million in dividends on mandatorily redeemable capital stock.

In the first six months of 2015, the Bank paid dividends at an annualized rate of 14.58%, totaling $294 million, of which $145 million was related to the special dividend. The total dividends paid included $241 million in dividends on capital stock and $53 million in dividends on mandatorily redeemable capital stock. In the first six months of 2014, the Bank paid dividends at an annualized rate of 6.73%, totaling $190 million, including $117 million in dividends on capital stock and $73 million in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2015 at an annualized rate of 10.01% totaling $78 million, including $72 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 28, 2015. The Bank expects to pay the dividend on or about August 13, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2015.

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

Financial Condition

Total assets were $86.0 billion at June 30, 2015, compared to $75.8 billion at December 31, 2014. Advances increased by $11.2 billion, or 29%, to $50.2 billion at June 30, 2015, from $39.0 billion at December 31, 2014. MBS decreased by $1.8 billion, or 9%, to $17.8 billion at June 30, 2015, from $19.6 billion at December 31, 2014. Average total assets were $83.0 billion for the second quarter of 2015, a 6% decrease compared to $87.9 billion for the second quarter of 2014. Average total assets were $79.8 billion for the first six months of 2015, an 8% decrease compared to $86.9 billion for the first six months of 2014. Average advances were $50.9 billion for the second quarter of 2015, an 8% increase from $47.0 billion for the second quarter of 2014. Average advances were $46.8 billion for the first six months of 2015, a 2% increase from $46.0 billion for the first six months of 2014. Average MBS were $18.1 billion for the second quarter of 2015, a 16% decrease from $21.5 billion for the second quarter of 2014. Average MBS were $18.6 billion for the first six months of 2015, a 15% decrease from $21.8 billion for the first six months of 2014.

Advances outstanding at June 30, 2015, included unrealized gains of $127 million, of which $69 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $58 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2014, included unrealized gains of $156 million, of which $67 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $89 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2014, to June 30, 2015, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $80.5 billion at June 30, 2015, an increase of $10.4 billion from $70.1 billion at December 31, 2014, reflecting an increase in consolidated obligations outstanding from $68.9 billion at December 31, 2014, to $79.5 billion at June 30, 2015, partially offset by a decrease in mandatory redeemable capital stock from $0.7 billion at December 31, 2014, to $0.1 billion at June 30, 2015. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s repurchase of excess capital stock during the first six months of 2015. Average total liabilities were $77.3 billion for the second quarter of 2015, a 6% decrease compared to $82.2 billion for the second quarter of 2014. Average total liabilities were $73.9 billion for the first six months of 2015, a 9% decrease compared to $81.2 billion for the first six months of 2014. Average consolidated obligations were $75.4 billion for the second quarter of 2015 and $79.4 billion for the second quarter of 2014. Average consolidated obligations were $71.9 billion for the first six months of 2015 and $78.2 billion for the first six months of 2014. Average mandatorily redeemable capital stock was $0.3 billion for the second quarter of 2015, a 79% decrease compared to $1.4 billion for the second quarter of 2014. Average mandatorily redeemable capital stock was $0.5 billion for the first six months of 2015 and $1.71 billion for the first six months of 2014.

Consolidated obligations outstanding at June 30, 2015, included unrealized losses of $252 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $17 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2014, included unrealized losses of $308 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $31 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2014, to June 30, 2015, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $852.8 billion at June 30, 2015, and $847.2 billion at December 31, 2014.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of June 30, 2015, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $12.0 billion, or 22%, to $67.4 billion (78% of total assets) at June 30, 2015, from $55.4 billion (73% of total assets) at December 31, 2014.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $47 million in the second quarter of 2015, an increase of $3 million, or 7%, compared with $44 million in the second quarter of 2014. In the first six months of 2015, adjusted net interest income for this segment was $82 million, a decrease of $1 million, or 1%, compared to $83 million in the first six months of 2014. The increase in adjusted net interest income for the second quarter of 2015 was primarily due to higher earnings on advances and prepayment fees, partially offset by a decline in earnings on invested capital because of lower average capital balances.

Adjusted net interest income for this segment represented 34% and 30% of total adjusted net interest income for the second quarter of 2015 and 2014, and 31% and 28% of total adjusted net interest income for the first six months of 2015 and 2014, respectively.

Members and nonmember borrowers prepaid $638 million of advances in the second quarter of 2015 compared to
$555 million in the second quarter of 2014. Interest income was increased by net prepayment fees of $8 million in the second quarter of 2015 and $4 million in the second quarter of 2014. Members and nonmember borrowers prepaid $1.2 billion of advances in the first six months of 2015 compared to $705 million in the first six months of 2014. Interest income was increased by net prepayment fees of $8 million in the first six months of 2015 and $4 million in the first six months of 2014.

Advances – The par value of advances outstanding increased by $11.3 billion, or 29%, to $50.1 billion at June 30, 2015, from $38.8 billion at December 31, 2014. Average advances outstanding were $50.9 billion in the second quarter of 2015, an 8% increase from $47.0 billion in the second quarter of 2014. Average advances outstanding were $46.8 billion in the first six months of 2015, 2% increase from $46.0 billion in the first six months of 2014.

The increase in advances outstanding was primarily attributable to a $10.7 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates. Advances to the top five borrowers increased to $32.1 billion at June 30, 2015, from $21.4 billion at December 31, 2014. Three of these five borrowers increased their borrowings from the Bank during the first six months of 2015, while the remaining two borrowers decreased their borrowings from the Bank during the first six months of 2015. The increase was also attributable to a $0.6 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.)

The $11.3 billion increase in advances outstanding primarily reflected a $9.6 billion increase in adjustable rate advances and a $1.9 billion increase in fixed rate advances, partially offset by a $0.2 billion decrease in variable rate advances.

The components of the advances portfolio at June 30, 2015, and December 31, 2014, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2015		December 31, 2014
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$6,717	13%	$7,068	19%
Adjustable – LIBOR, callable at borrower’s option	10,000	20	—	—
Adjustable – LIBOR, with caps and/or floors	50	—	56	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	100	—
Adjustable – Other Indices	2	—	—	—
Subtotal adjustable rate advances	16,799	33	7,224	19
Fixed	24,571	50	22,626	58
Fixed – amortizing	226	—	242	1
Fixed – with PPS(1)	4,093	8	3,991	10
Fixed – with caps and PPS(1)	275	1	425	1
Fixed – callable at borrower’s option	14	—	4	—
Fixed – callable at borrower’s option with PPS(1)	309	1	324	1
Fixed – putable at Bank’s option	65	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	29,628	60	27,752	71
Daily variable rate	3,634	7	3,854	10
Total par value	$50,061	100%	$38,830	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $15.6 billion and $12.3 billion as of June 30, 2015, and December 31, 2014, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of short-term securities purchased under agreements to resell, partially offset by lower balances of Federal funds sold and agency debentures.

Cash and Due from Banks – Cash and due from banks was $1.2 billion at June 30, 2015, a $2.7 billion decrease compared to December 31, 2014. Cash and due from banks is largely composed of cash held at the Federal Reserve Bank of San Francisco and can increase or decrease depending on the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $61.9 billion at June 30, 2015, from $49.7 billion at December 31, 2014. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At June 30, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $63.5 billion, of which $19.1 billion were hedging advances, $42.4 billion were hedging consolidated obligations, $1.8 billion were economically hedging trading securities and $0.2 billion were offsetting derivatives. At December 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $17.8 billion were hedging advances, $35.0 billion were hedging consolidated obligations, and $2.4 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of June 30, 2015, rates on 3-month U.S. Treasury bills and 2-year U.S. Treasury notes declined, while the 3-month LIBOR increased and rates on 5-year U.S Treasury notes were unchanged compared with December 31, 2014.

Selected Market Interest Rates

Market Instrument	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.01	0.03	0.03	0.06
3-month LIBOR	0.28	0.26	0.23	0.25
2-year Treasury note	0.65	0.67	0.46	0.38
5-year Treasury note	1.65	1.65	1.63	1.74

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to 3-month LIBOR-indexed liabilities through interest rate swaps in the first six months of 2015 and 2014. Increased investor demand in the first six months of 2015 compared to the same period in 2014 contributed to more attractive relative borrowing costs for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2015	June 30, 2014
Consolidated obligation bonds	–14.0	–12.4
Consolidated obligation discount notes (one month and greater)	–16.6	–15.3

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance (MPF) Program, and the related financing and hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements.

At June 30, 2015, assets associated with this segment were $18.6 billion (22% of total assets), a decrease of $1.8 billion from $20.4 billion at December 31, 2014 (27% of total assets).

Adjusted net interest income for this segment was $90 million in the second quarter of 2015, a decrease of $15 million, or 14%, from $105 million in the second quarter of 2014. In the first six months of 2015, adjusted net interest income for this segment was $183 million, a decrease of $32 million, or 15%, from $215 million in the first six months of 2014. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans and reduced spreads on mortgage-related assets, partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 66% and 70% of total adjusted net interest income for the second quarter of 2015 and 2014, and 69% and 72% of total adjusted net interest income for the first six months of 2015 and 2014, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.8 billion at June 30, 2015, compared with $19.6 billion at December 31, 2014. During the first six months of 2015, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $1.8 billion. In the second quarter of 2015, average MBS investments were $18.1 billion, a decrease of $3.4 billion from $21.5 billion in the second quarter of 2014. Average MBS investments were $18.6 billion in the first six months of 2015, a decrease of $3.2 billion from $21.8 billion in the first six months of 2014. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the Original MPF and MPF Government products. In addition, the Bank may facilitate the purchase of fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product. As of June 30, 2015, the Bank had approved six members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the Original MPF and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Mortgage loan balances decreased to $671 million at June 30, 2015, from $708 million at December 31, 2014, a decrease of $37 million. Average mortgage loans were $675 million in the second quarter of 2015, a decrease of $156 million from $831 million in the second quarter of 2014. Average mortgage loans were $684 million in the first six months of 2015, a decrease of $171 million from $855 million in the first six months of 2014.

At June 30, 2015, and December 31, 2014, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2014 Form 10-K. The Bank purchased $57 million in eligible loans under the Original MPF product in the first six months of 2015. Mortgage loan balances at June 30, 2015, and December 31, 2014, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2015	December 31, 2014
MPF Plus	$565	$653
Original MPF	108	60
Subtotal	673	713
Unamortized premiums	7	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	671	709
Less: Allowance for credit losses	—	(1)
Mortgage loans held for portfolio, net	$671	$708

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.8 billion to $18.6 billion at June 30, 2015, from $20.4 billion at December 31, 2014, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.0 billion at June 30, 2015, of which $5.8 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.1 billion at December 31, 2014, of which $4.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2015, and December 31, 2014.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2015	December 31, 2014
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$13,163	$9,883
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	—
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	382	200
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	674	2,716
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,839	4,892
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	156
Subtotal Economic Hedges(1)			5,977	7,964
Total			19,140	17,847
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	20,104	15,885
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	2,869	6,340
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,915	1,425
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,175	1,175
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,400	1,400
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	765	255
Subtotal Economic Hedges(1)			8,124	10,595
Total			28,228	26,480

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2015	December 31, 2014
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,255	2,250
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,950	3,175
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,195	4,148
Subtotal Economic Hedges(1)			6,145	7,323
Total			7,400	9,573
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,425	1,670
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	11,205	1,899
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	315
Total			12,630	3,884
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	1,762	2,363
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			3,912	4,513
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	160	—
Total			160	—
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	7	—
Total			7	—
Total Notional Amount			$71,477	$62,297

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2015, the total notional amount of interest rate exchange agreements outstanding was $71.5 billion, compared with $62.3 billion at December 31, 2014. The $9.2 billion increase in the notional amount of derivatives during the first six months of 2015 was primarily due to a $8.7 billion increase in interest rate exchange agreements hedging discount notes and a $1.3 billion increase in interest rate exchange agreements hedging advances, partially offset by a $0.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a

$0.6 billion decrease in interest rate exchange agreements hedging FFCB bonds. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a basis for measuring the amount of credit risk in the transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2015, and December 31, 2014.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$13,163	$(68)	$68	$—	$—
Non-callable bonds	20,104	246	(248)	—	(2)
Callable bonds	1,255	1	3	—	4
Subtotal	34,522	179	(177)	—	2
Not qualifying for hedge accounting (economic hedges):
Advances	5,977	(39)	—	46	7
Non-callable bonds	8,124	31	—	(10)	21
Callable bonds	6,145	(18)	—	35	17
Discount notes	12,630	15	—	—	15
FFCB bonds	1,762	—	—	—	—
MBS	2,150	6	—	—	6
Offsetting derivatives	160	(1)	—	—	(1)
Mortgage delivery commitments	7	—	—	—	—
Subtotal	36,955	(6)	—	71	65
Total excluding accrued interest	71,477	173	(177)	71	67
Accrued interest	—	24	(38)	4	(10)
Total	$71,477	$197	$(215)	$75	$57

December 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,883	$(62)	$62	$—	$—
Non-callable bonds	15,885	307	(309)	—	(2)
Callable bonds	2,250	4	9	—	13
Subtotal	28,018	249	(238)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	7,964	(69)	—	76	7
Non-callable bonds	10,595	43	—	(12)	31
Callable bonds	7,323	(31)	—	54	23
Discount notes	3,884	1	—	—	1
FFCB bonds	2,363	—	—	—	—
MBS	2,150	9	—	—	9
Subtotal	34,279	(47)	—	118	71
Total excluding accrued interest	62,297	202	(238)	118	82
Accrued interest	—	20	(38)	2	(16)
Total	$62,297	$222	$(276)	$120	$66

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2015, and December 31, 2014.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2015			December 31, 2014
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
JPMorgan Chase Bank, National Association	A	$7,252	10%	A	$7,439	12%
Morgan Stanley Capital Services	A	4,417	6	BBB	6,957	11
Subtotal		11,669	16		14,396	23
Others	At least BBB	20,983	29	At least BBB	22,982	37
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	26,116	37	A	14,290	23
Deutsche Bank Securities Inc.	BBB	12,702	18	A	10,629	17
Subtotal		38,818	55		24,919	40
Total(3)		$71,470	100%		$62,297	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Incorporated are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard &Poor’s.

(3)	Total notional amount at June 30, 2015, does not include $7 million of mortgage delivery commitments with members.

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

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members and housing associates in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Finance Agency has established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing HTM and AFS investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following June 30, 2015, and December 31, 2014. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2015		As of December 31, 2014
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$51	$163	$—	$—
Demand deposits	1,347	1,347	845	845
Discount note and bond maturities and expected exercises of bond call options	1,503	28,124	2,420	24,730
Subtotal obligations due	2,901	29,634	3,265	25,575
Sources of available funds:
Maturing investments	13,437	14,427	8,155	9,305
Cash at Federal Reserve Bank of San Francisco	1,234	1,234	3,919	3,919
Proceeds from scheduled settlements of discount notes and bonds	800	1,395	3	3
Loans to other FHLBanks	125	125	—	—
Maturing advances and scheduled prepayments	4,042	15,054	4,837	11,142
Subtotal sources of available funds	19,638	32,235	16,914	24,369
Net funds available	16,737	2,601	13,649	(1,206)
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	15,278	—	16,643
FFCB bonds	2,588	1,617	3,443	3,149
Subtotal contingent sources of funds	2,588	16,895	3,443	19,792
Total contingent funds available	$19,325	$19,496	$17,092	$18,586

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2015, and December 31, 2014. The Bank’s risk-based capital requirement decreased to $2.9 billion at June 30, 2015, from $3.2 billion at December 31, 2014.

Regulatory Capital Requirements

	June 30, 2015		December 31, 2014
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,923	$5,546	$3,231	$6,356
Total regulatory capital	$3,438	$5,546	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.45%	4.00%	8.38%
Leverage capital	$4,298	$8,318	$3,790	$9,534
Leverage ratio	5.00%	9.68%	5.00%	12.58%

The Bank’s total regulatory capital ratio decreased to 6.45% at June 30, 2015, from 8.38% at December 31, 2014, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $847 million in excess capital stock in the second quarter of 2015.

On May 29, 2015, the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly schedule, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In accordance with the revised Framework, each quarter, Bank management will evaluate and determine the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. In addition, at the Bank’s discretion, some or all of the excess stock held by a shareholder may be repurchased upon request of the shareholder, subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and former nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on August 14, 2015.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2015, and December 31, 2014. During the six months ended June 30, 2015, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	160	$55,356	$169,435	33%
4-6	74	34	5,497	13,942	39
7-10	7	4	29	91	32
Subtotal	348	198	60,882	183,468	33
CDFIs	5	3	68	79	86
Total	353	201	$60,950	$183,547	33%

December 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	254	157	$38,375	$166,407	23%
4-6	85	38	5,746	19,753	29
7-10	10	4	46	71	65
Subtotal	349	199	44,167	186,231	24
CDFIs	5	3	77	92	84
Total	354	202	$44,244	$186,323	24%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	8	$3,225	$3,430
11% – 25%	6	562	730
26% – 50%	20	26,543	45,294
More than 50%	167	30,620	134,093
Total	201	$60,950	$183,547

December 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,178	$3,331
11% – 25%	7	181	226
26% – 50%	18	11,693	21,584
More than 50%	167	29,192	161,182
Total	202	$44,244	$186,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2015, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2015, and December 31, 2014.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2015		December 31, 2014
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$486	$488	$461	$472
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,057	3,975	3,541	3,474
Agency pools and collateralized mortgage obligations	6,591	6,375	8,696	8,379
PLRMBS – publicly registered investment-grade-rated senior tranches	1	—	2	1
Total	$11,135	$10,838	$12,700	$12,326

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

As of June 30, 2015, of the loan collateral pledged to the Bank, 37% was pledged by 32 institutions by specific identification, 44% was pledged by 137 institutions under a blanket lien with detailed reporting, and 19% was pledged by 113 institutions under a blanket lien with summary reporting.

As of June 30, 2015, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2015, and December 31, 2014.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2015		December 31, 2014
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$109,917	$94,305	$106,467	$90,942
Second lien residential mortgage loans and home equity lines of credit	26,993	14,890	29,133	14,997
Multifamily mortgage loans	20,670	17,442	20,820	17,366
Commercial mortgage loans	52,153	38,014	54,707	39,144
Loan participations(1)	8,931	7,239	13,141	10,698
Small business, small farm, and small agribusiness loans	3,019	742	3,123	776
Other	113	77	106	74
Total	$221,796	$172,709	$227,497	$173,997

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2015, and December 31, 2014, the unpaid principal balance of these loans totaled $13 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$297	$—	$—	$—	$297
GSEs:
FFCB bonds	—	2,913	—	—	—	—	2,913
Total non-MBS	—	2,913	297	—	—	—	3,210
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,379	—	—	—	—	1,379
GSEs:
Freddie Mac	—	4,099	—	—	—	—	4,099
Fannie Mae	—	4,680	17	—	11	—	4,708
Total GSEs	—	8,779	17	—	11	—	8,807
PLRMBS:
Prime	—	—	2	333	1,246	2	1,583
Alt-A, option ARM	—	—	—	—	1,052	—	1,052
Alt-A, other	9	2	71	172	4,755	2	5,011
Total PLRMBS	9	2	73	505	7,053	4	7,646
Total MBS	9	10,160	90	505	7,064	4	17,832
Total securities	9	13,073	387	505	7,064	4	21,042
Securities purchased under agreements to resell	—	7,250	—	—	—	—	7,250
Federal funds sold(2)	—	1,952	3,236	—	—	—	5,188
Total investments	$9	$22,275	$3,623	$505	$7,064	$4	$33,480

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

(2)
Includes $100 million and $300 million at June 30, 2015, and December 31, 2014, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

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

As of June 30, 2015, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 92% of the Bank’s total unsecured investment credit exposure in Federal funds sold.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2015, 38% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2015
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$100	$300	$400
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	100	300	400
U.S. branches and agency offices of foreign commercial banks:
Australia	300	—	300
Canada	952	834	1,786
Finland	600	—	600
Japan	—	1,268	1,268
Netherlands	—	634	634
Norway	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	1,852	2,936	4,788
Total unsecured credit exposure	$1,952	$3,236	$5,188

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2015.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2015. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

As of June 30, 2015, all of the Bank’s unsecured investments had overnight maturities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2015, all of the bonds were rated at least A by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2015, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At June 30, 2015, the Bank’s MBS portfolio was 320% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS portfolio declines below 300% of Bank capital, but the Bank is not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At June 30, 2015, PLRMBS representing 34% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2015, the Bank’s investment in MBS had gross unrealized losses totaling $260 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2015, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2015, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 2.0% to an increase of 8.0% over the 12-month period beginning April 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at June 30, 2015:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	3	$126	$(2)	3	$126	$(2)
Alt-A, option ARM	—	—	—	1	73	—
Alt-A, other	13	572	(4)	17	706	(6)
Total	16	$698	$(6)	21	$905	$(8)

(1)	Amounts are for the three months ended June 30, 2015.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of June 30, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$169	$—	$169
2007	—	—	—	—	426	—	426
2006	—	—	—	—	66	—	66
2005	—	—	—	23	61	—	84
2004 and earlier	—	—	2	308	607	2	919
Total Prime	—	—	2	331	1,329	2	1,664
Alt-A, option ARM
2007	—	—	—	—	964	—	964
2006	—	—	—	—	170	—	170
2005	—	—	—	—	209	—	209
Total Alt-A, option ARM	—	—	—	—	1,343	—	1,343
Alt-A, other
2008	—	—	—	—	119	—	119
2007	—	—	—	—	1,534	—	1,534
2006	—	—	21	—	637	—	658
2005	—	—	15	—	2,581	—	2,596
2004 and earlier	9	1	35	172	525	2	744
Total Alt-A, other	9	1	71	172	5,396	2	5,651
Total par value	$9	$1	$73	$503	$8,068	$4	$8,658

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$155	$155
2007	—	—	367	367
2006	—	—	29	29
2005	—	—	27	27
2004 and earlier	—	—	67	67
Total Prime	—	—	645	645
Alt-A, option ARM
2007	—	—	964	964
2006	—	—	170	170
2005	—	—	196	196
Total Alt-A, option ARM	—	—	1,330	1,330
Alt-A, other
2008	—	—	119	119
2007	—	—	1,469	1,469
2006	21	—	637	658
2005	—	—	2,574	2,574
2004 and earlier	2	22	254	278
Total Alt-A, other	23	22	5,053	5,098
Total par value	$23	$22	$7,028	$7,073

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2015
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$146	$—	$158	$—	$—	$—	16.88%	30.00%	14.79%
2007	350	(6)	356	(2)	(1)	(3)	15.44	22.53	4.06
2006	57	—	61	—	—	—	15.87	12.68	3.96
2005	83	(3)	82	—	—	—	12.29	11.95	15.19
2004 and earlier	919	(17)	902	—	—	—	7.34	4.44	12.18
Total Prime	1,555	(26)	1,559	(2)	(1)	(3)	10.97	12.37	10.19
Alt-A, option ARM
2007	792	(27)	792	—	—	—	24.73	44.17	16.24
2006	121	(7)	133	(1)	—	(1)	23.97	44.89	7.82
2005	91	(2)	126	—	—	—	20.86	22.76	5.06
Total Alt-A, option ARM	1,004	(36)	1,051	(1)	—	(1)	24.03	40.93	13.43
Alt-A, other
2008	116	(9)	107	—	—	—	10.76	31.80	23.87
2007	1,329	(52)	1,322	(11)	9	(2)	21.55	27.12	11.78
2006	492	(1)	557	(1)	—	(1)	21.13	18.45	1.93
2005	2,330	(92)	2,294	(4)	3	(1)	14.59	14.17	6.01
2004 and earlier	741	(19)	731	—	—	—	12.18	8.13	17.15
Total Alt-A, other	5,008	(173)	5,011	(16)	12	(4)	16.84	17.76	8.95
Total	$7,567	$(235)	$7,621	$(19)	$11	$(8)	16.83%	20.32%	9.88%

(1)	Amounts are for the six months ended June 30, 2015.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $851 million, $577 million, and $2.8 billion, respectively, at June 30, 2015, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $854 million, $498 million, and $2.7 billion, respectively, at June 30, 2015.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at June 30, 2015.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2015
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	12.8	14.4	25.0	18.8
2007	10.0	4.6	22.2	9.8
2006	11.4	11.2	26.3	12.0
2005	16.0	6.6	24.1	13.3
2004 and earlier	17.2	4.4	21.0	11.5
Total Prime	15.5	7.0	22.3	13.1
Alt-A, option ARM
2007	6.3	35.6	39.8	16.5
2006	5.7	38.5	39.1	7.9
2005	6.8	25.6	36.7	5.3
Total Alt-A, option ARM	6.3	34.4	39.2	13.6
Alt-A, other
2007	11.0	27.3	36.5	7.1
2006	10.5	25.4	38.9	9.0
2005	13.3	16.2	36.4	6.3
2004 and earlier	14.8	12.2	31.6	17.2
Total Alt-A, other	12.5	19.9	36.2	8.5
Total	12.0	20.3	34.6	10.0

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Prime
2008	93.09%	93.52%	92.36%	92.22%	92.82%
2007	83.73	83.70	83.38	86.00	84.32
2006	92.65	92.10	91.51	91.82	94.26
2005	96.90	97.64	97.78	98.23	97.72
2004 and earlier	98.18	98.25	98.24	98.75	98.83
Weighted average of all Prime	93.68	93.85	93.70	94.67	94.48
Alt-A, option ARM
2007	82.19	81.63	80.82	81.14	80.00
2006	78.54	79.33	79.83	79.33	79.29
2005	60.14	58.98	56.16	56.01	52.24
Weighted average of all Alt-A, option ARM	78.30	77.73	76.72	76.84	75.39
Alt-A, other
2008	89.64	92.47	96.33	93.86	94.47
2007	86.12	87.12	86.85	87.08	84.69
2006	84.75	84.85	84.45	84.70	84.92
2005	88.35	88.24	88.29	88.90	88.45
2004 and earlier	98.34	98.52	98.31	98.56	98.83
Weighted average of all Alt-A, other	88.67	88.99	88.95	89.33	88.57
Weighted average of all PLRMBS	88.02%	88.21%	88.03%	88.52%	87.81%

The Bank determined that, as of June 30, 2015, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2015, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2015. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2015.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2015.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$34	$—	$—	$—	$—
A	7,252	139	(138)	—	1
Cleared derivatives(2)	12,702	70	(62)	—	8
Liability positions with credit exposure:
Uncleared derivatives
A	2,268	(8)	8	—	—
Cleared derivatives(2)	26,116	(4)	50	—	46
Total derivative positions with credit exposure to nonmember counterparties	48,372	197	(142)	—	55
Member institutions(3)	7	—	—	—	—
Total	48,379	$197	$(142)	$—	$55
Derivative positions without credit exposure	23,098
Total notional	$71,477

December 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$148	$1	$—	$—	$1
A	7,439	166	(164)	—	2
Cleared derivatives(2)	10,629	79	(65)	—	14
Liability positions with credit exposure:
Uncleared derivatives
A	50	—	—	—	—
Cleared derivatives(2)	14,290	(10)	27	—	17
Total derivative positions with credit exposure to nonmember counterparties	32,556	$236	$(202)	$—	$34
Derivative positions without credit exposure	29,741
Total notional	$62,297

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard & Poor’s.

(3)	Member institutions include mortgage delivery commitments with members.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2015 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Annual Designation of Member Director and Independent Director Positions. On May 27, 2015, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2016, the same as for 2015. In addition, the Finance Agency designated six independent director positions for the Bank for 2016, the same as for 2015. One of the California member director positions, one of the Nevada member director positions, and one of the independent director positions, all with current terms ending December 31, 2015, will be filled through an election of the members located in California (for the California member director position), an election of the members located in Nevada (for the Nevada member director position), and an election of all members of the Bank (for the independent director position). The elections will be held in the fourth quarter of 2015. Each seat will have a four-year term that begins on January 1, 2016.

Core Mission Achievement Advisory Bulletin. On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which include advances and acquired member assets (mortgage loans acquired from members), to consolidated obligations. The ratio will be determined at yearend and will be calculated using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

•	when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

The advisory bulletin is not expected to have a material impact on the Bank.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $852.8 billion at June 30, 2015, and $847.2 billion at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79.2 billion at June 30, 2015, and $68.5 billion at December 31, 2014. The Bank had committed to the issuance of $1.4 billion and $3 million in consolidated obligations at June 30, 2015, and December 31, 2014, respectively. For additional information on the Bank’s joint and several contingent liability obligation, see Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2015, the Bank had $177 million in advance commitments and $10.9 billion in standby letters of credit outstanding. At December 31, 2014, the Bank had $126 million in advance commitments and $5.4 billion in standby letters of credit outstanding.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of June 30, 2015.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2015	December 31, 2014
+200 basis-point change above current rates	–2.1%	–2.7%
+100 basis-point change above current rates	–1.0	–1.2
–100 basis-point change below current rates(2)	+3.4	+2.6
–200 basis-point change below current rates(2)	+8.0	+6.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of June 30, 2015, were 7 basis points higher for the 1-year term, 2 basis points lower for the 5-year term, and 15 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the sensitivity of the net portfolio value of capital to changes in interest rates as of June 30, 2015, are comparable to the estimates as of December 31, 2014. Interest rates exhibited minor changes. LIBOR interest rates as of June 30, 2015, were 7 basis points higher for the 1-year term, 2 basis points lower for the 5-year term, and 15 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2015	December 31, 2014
+200 basis-point change above current rates	–2.2%	–2.7%
+100 basis-point change above current rates	–0.9	–1.1
–100 basis-point change below current rates(2)	+2.6	+1.9
–200 basis-point change below current rates(2)	+5.5	+4.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 201% as of June 30, 2015.

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

Bank level and does not have a policy limit. The Bank’s duration gap was less than one month at June 30, 2015, and at December 31, 2014.

Total Bank Duration Gap Analysis

	June 30, 2015		December 31, 2014
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$85,962	8	$75,807	10
Liabilities	80,490	8	70,114	10
Net	$5,472	—	$5,693	—

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The Bank manages the estimated interest rate risk associated with mortgage assets, including mortgage prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and mortgage prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be callable and non-callable pay-fixed interest rate swaps. Derivatives may also be used to offset the interest rate cap risk embedded in adjustable rate MBS.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2015, and December 31, 2014.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2015	December 31, 2014
+200 basis-point change	–0.8%	–1.6%
+100 basis-point change	–0.4	–0.7
–100 basis-point change(2)	+2.2	+2.0
–200 basis-point change(2)	+5.3	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates improved as of June 30, 2015, compared to the estimates as of December 31, 2014. The improvement in sensitivity was due primarily to a smaller mortgage-related portfolio and the impact of improvements in housing prices and reduced volatility on the timing of cash flows. Interest rates exhibited minor changes. LIBOR interest rates as of June 30, 2015, were 7 basis points higher for the 1-year term, 2 basis points lower for the 5-year term, and 15 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2015, and December 31, 2014. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates improved as of June 30, 2015, compared to the estimates as of December 31, 2014. Interest rates exhibited minor changes. The improvement in sensitivity was due primarily to a smaller mortgage-related portfolio and the impact of improvements in housing prices and reduced volatility on the timing of cash flows. LIBOR interest rates as of June 30, 2015, were 7 basis points higher for the 1-year term, 2 basis points lower for the 5-year term, and 15 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2015	December 31, 2014
+200 basis-point change above current rates	–1.0%	–1.7%
+100 basis-point change above current rates	–0.4	–0.7
–100 basis-point change below current rates(2)	+1.5	+1.3
–200 basis-point change below current rates(2)	+3.1	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Statements of Condition at June 30, 2015, and December 31, 2014; (ii) Statements of Income for the Six Months Ended June 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the Six Months Ended June 30, 2015 and 2014; (iv) Statements of Capital Accounts for the Six Months Ended June 30, 2015 and 2014; (v) Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2015.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)