Form 10-Q
period 2015-09-30
Federal Home Loan Bank of San Francisco
filed 2015-11-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2015
Class B Stock, par value $100	27,645,033

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$2,201	$3,920
Securities purchased under agreements to resell	10,500	1,000
Federal funds sold	2,762	7,503
Trading securities(a)	1,659	3,524
Available-for-sale (AFS) securities(a)	5,656	6,371
Held-to-maturity (HTM) securities (fair values were $11,570 and $13,657, respectively)(b)	11,432	13,551
Advances (includes $3,904 and $5,137 at fair value under the fair value option, respectively)	50,793	38,986
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $1, respectively	668	708
Accrued interest receivable	55	67
Premises, software, and equipment, net	29	28
Derivative assets, net	60	59
Other assets	84	90
Total Assets	$85,899	$75,807
Liabilities:
Deposits	$173	$160
Consolidated obligations:
Bonds (includes $5,489 and $6,717 at fair value under the fair value option, respectively)	49,815	47,045
Discount notes	30,042	21,811
Total consolidated obligations	79,857	68,856
Mandatorily redeemable capital stock	514	719
Accrued interest payable	143	95
Affordable Housing Program (AHP) payable	180	147
Derivative liabilities, net	6	20
Other liabilities	112	117
Total Liabilities	80,985	70,114
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 33 shares, respectively	2,246	3,278
Unrestricted retained earnings	618	294
Restricted retained earnings	2,009	2,065
Total Retained Earnings	2,627	2,359
Accumulated other comprehensive income/(loss) (AOCI)	41	56
Total Capital	4,914	5,693
Total Liabilities and Capital	$85,899	$75,807

(a)	At September 30, 2015, and December 31, 2014, none of these securities were pledged as collateral that may be repledged.

(b)
At September 30, 2015, none of these securities were pledged as collateral that may be repledged. At December 31, 2014, a de minimis amount of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest Income:
Advances	$73	$74	$213	$229
Prepayment fees on advances, net	1	1	9	5
Securities purchased under agreements to resell	1	—	2	—
Federal funds sold	2	4	6	9
Trading securities	2	2	5	5
AFS securities	65	67	199	210
HTM securities	70	89	226	278
Mortgage loans held for portfolio	8	10	25	32
Total Interest Income	222	247	685	768
Interest Expense:
Consolidated obligations:
Bonds	83	84	239	247
Discount notes	13	4	29	16
Mandatorily redeemable capital stock	7	26	60	99
Total Interest Expense	103	114	328	362
Net Interest Income	119	133	357	406
Provision for/(reversal of) credit losses on mortgage loans	—	(1)	—	—
Net Interest Income After Mortgage Loan Loss Provision	119	134	357	406
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(6)	(1)	(25)	(5)
Net amount of OTTI loss reclassified to/(from) AOCI	2	—	13	2
Net OTTI loss, credit-related	(4)	(1)	(12)	(3)
Net gain/(loss) on trading securities	(1)	(1)	(1)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	3	(13)	(30)	(82)
Net gain/(loss) on derivatives and hedging activities	(33)	—	(27)	(34)
Gains on litigation settlements, net	—	—	459	—
Other	2	3	8	6
Total Other Income/(Loss)	(33)	(12)	397	(114)
Other Expense:
Compensation and benefits	16	15	50	47
Other operating expense	16	16	45	47
Federal Housing Finance Agency	1	1	4	5
Office of Finance	1	2	3	4
Total Other Expense	34	34	102	103
Income/(Loss) Before Assessment	52	88	652	189
AHP Assessment	6	12	71	29
Net Income/(Loss)	$46	$76	$581	$160

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net Income/(Loss)	$46	$76	$581	$160
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(1)	1	—	1
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(25)	77	(7)	237
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(2)	—	(13)	(2)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(27)	77	(20)	235
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	1	2	5	5
Total net non-credit-related OTTI gain/(loss) on HTM securities	1	2	5	5
Total other comprehensive income/(loss)	(27)	80	(15)	241
Total Comprehensive Income/(Loss)	$19	$156	$566	$401

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	6	624					624
Repurchase of capital stock	(8)	(771)					(771)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			(4)	164	160	241	401
Cash dividends paid on capital stock (6.91%)				(178)	(178)		(178)
Balance, September 30, 2014	33	$3,310	$2,073	$303	$2,376	$96	$5,782
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Issuance of capital stock	7	708					708
Repurchase of capital stock	(13)	(1,325)					(1,325)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(4)	(415)					(415)
Comprehensive income/(loss)			94	487	581	(15)	566
Transfers from restricted retained earnings			(150)	150	—		—
Cash dividends paid on capital stock (13.30%)				(313)	(313)		(313)
Balance, September 30, 2015	23	$2,246	$2,009	$618	$2,627	$41	$4,914

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash Flows from Operating Activities:
Net Income /(Loss)	$581	$160
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(63)	(64)
Change in net fair value of trading securities	1	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	30	82
Change in net derivatives and hedging activities	(68)	(124)
Net OTTI loss, credit-related	12	3
Net change in:
Accrued interest receivable	16	15
Other assets	(2)	—
Accrued interest payable	45	47
Other liabilities	27	4
Total adjustments	(2)	(36)
Net cash provided by/(used in) operating activities	579	124
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(314)	(228)
Securities purchased under agreements to resell	(9,500)	(500)
Federal funds sold	4,741	550
Premises, software, and equipment	(7)	(8)
Trading securities:
Proceeds from maturities of long-term	1,864	331
Purchases of long-term	—	(750)
AFS securities:
Proceeds from maturities of long-term	748	703
HTM securities:
Net (increase)/decrease in short-term	—	369
Proceeds from maturities of long-term	2,128	1,878
Purchases of long-term	—	(207)
Advances:
Principal collected	758,365	567,859
Made to members	(770,148)	(564,152)
Mortgage loans held for portfolio:
Principal collected	140	154
Purchases	(100)	(3)
Proceeds from sales of foreclosed assets	3	3
Net cash provided by/(used in) investing activities	(12,080)	5,999

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash Flows from Financing Activities:
Net change in:
Deposits	295	288
Net (payments)/proceeds on derivative contracts with financing elements	9	6
Net proceeds from issuance of consolidated obligations:
Bonds	29,625	28,729
Discount notes	88,511	83,632
Payments for matured and retired consolidated obligations:
Bonds	(26,815)	(30,966)
Discount notes	(80,293)	(83,393)
Proceeds from issuance of capital stock	708	624
Payments for repurchase/redemption of mandatorily redeemable capital stock	(620)	(998)
Payments for repurchase of capital stock	(1,325)	(771)
Cash dividends paid	(313)	(178)
Net cash provided by/(used in) financing activities	9,782	(3,027)
Net increase/(decrease) in cash and due from banks	(1,719)	3,096
Cash and due from banks at beginning of the period	3,920	4,906
Cash and due from banks at end of the period	$2,201	$8,002
Supplemental Disclosures:
Interest paid	$318	$357
AHP payments	38	27
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	2	2
Transfers of other-than-temporarily impaired HTM securities to AFS securities	4	—

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2015, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K. Other changes to these policies as of September 30, 2015, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of this guidance will result in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows.

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

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts.

The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, applied retrospectively to each prior reporting period presented; or a modified retrospective method, with the cumulative effect of retrospectively applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows, but it is not expected to be material.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. The guidance is effective for the Bank for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2015, and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,649	$3,513
MBS – Other U.S. obligations – Ginnie Mae	10	11
Total	$1,659	$3,524

The net unrealized gain/(loss) on trading securities was $(1) for the three months ended September 30, 2015 and 2014. The net unrealized gain/(loss) on trading securities was $(1) for the nine months ended September 30, 2015 and 2014. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of September 30, 2015, and December 31, 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$506	$(1)	$26	$—	$531
Alt-A, option ARM	965	(37)	71	(2)	997
Alt-A, other	4,117	(133)	153	(9)	4,128
Total	$5,588	$(171)	$250	$(11)	$5,656

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$565	$(4)	$31	$—	$592
Alt-A, option ARM	1,031	(43)	77	—	1,065
Alt-A, other	4,687	(145)	174	(2)	4,714
Total	$6,283	$(192)	$282	$(2)	$6,371

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At September 30, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,063. At December 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,173.

The following table summarizes the AFS securities with unrealized losses as of September 30, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$26	$1	$26	$1
Alt-A, option ARM	35	1	398	38	433	39
Alt-A, other	129	1	1,609	141	1,738	142
Total	$164	$2	$2,033	$180	$2,197	$182

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$3	$36	$1	$107	$4
Alt-A, option ARM	—	—	580	43	580	43
Alt-A, other	403	12	1,682	135	2,085	147
Total	$474	$15	$2,298	$179	$2,772	$194

As indicated in the tables above, as of September 30, 2015, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at September 30, 2015, and December 31, 2014, are shown in the following table:

	September 30, 2015	December 31, 2014
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,665	$1,917
Adjustable rate	3,923	4,366
Total	$5,588	$6,283

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2015	December 31, 2014
Collateralized mortgage obligations:
Converts in 1 year or less	$53	$71
Converts after 1 year through 5 years	199	226
Total	$252	$297

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$282	$—	$282	$—	$(36)	$246
MBS:
Other U.S. obligations – Ginnie Mae	1,289	—	1,289	23	—	1,312
GSEs:
Freddie Mac	3,870	—	3,870	70	(1)	3,939
Fannie Mae	4,402	—	4,402	114	(4)	4,512
Subtotal GSEs	8,272	—	8,272	184	(5)	8,451
PLRMBS:
Prime	955	—	955	—	(27)	928
Alt-A, option ARM	13	—	13	—	(1)	12
Alt-A, other	636	(15)	621	15	(15)	621
Subtotal PLRMBS	1,604	(15)	1,589	15	(43)	1,561
Total MBS	11,165	(15)	11,150	222	(48)	11,324
Total	$11,447	$(15)	$11,432	$222	$(84)	$11,570

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$328	$—	$328	$—	$(45)	$283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	—	1,513	15	(2)	1,526
GSEs:
Freddie Mac	4,517	—	4,517	61	(12)	4,566
Fannie Mae	5,313	—	5,313	121	(6)	5,428
Subtotal GSEs	9,830	—	9,830	182	(18)	9,994
PLRMBS:
Prime	1,133	—	1,133	1	(27)	1,107
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	753	(20)	733	19	(18)	734
Subtotal PLRMBS	1,900	(20)	1,880	20	(46)	1,854
Total MBS	13,243	(20)	13,223	217	(66)	13,374
Total	$13,571	$(20)	$13,551	$217	$(111)	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $41, discounts of $45, and credit-related OTTI of $8. At December 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $51, discounts of $55, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of September 30, 2015, and December 31, 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$246	$36	$246	$36
MBS:
Other U.S. obligations – Ginnie Mae	70	—	2	—	72	—
GSEs:
Freddie Mac	553	1	21	—	574	1
Fannie Mae	278	1	123	3	401	4
Subtotal GSEs	831	2	144	3	975	5
PLRMBS:
Prime	146	1	702	26	848	27
Alt-A, option ARM	—	—	12	1	12	1
Alt-A, other	1	—	608	30	609	30
Subtotal PLRMBS	147	1	1,322	57	1,469	58
Total MBS	1,048	3	1,468	60	2,516	63
Total	$1,048	$3	$1,714	$96	$2,762	$99

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$283	$45	$283	$45
MBS:
Other U.S. obligations – Ginnie Mae	131	—	94	2	225	2
GSEs:
Freddie Mac	622	1	1,044	11	1,666	12
Fannie Mae	286	1	562	5	848	6
Subtotal GSEs	908	2	1,606	16	2,514	18
PLRMBS:
Prime	264	2	682	25	946	27
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	30	—	685	38	715	38
Subtotal PLRMBS	294	2	1,380	64	1,674	66
Total MBS	1,333	4	3,080	82	4,413	86
Total	$1,333	$4	$3,363	$127	$4,696	$131

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2015, and December 31, 2014, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$61	$61	$56
Due after 10 years	221	221	190
Subtotal	282	282	246
MBS	11,165	11,150	11,324
Total	$11,447	$11,432	$11,570

December 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$70
Due after 10 years	250	250	213
Subtotal	328	328	283
MBS	13,243	13,223	13,374
Total	$13,571	$13,551	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at September 30, 2015, and December 31, 2014, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015	December 31, 2014
Amortized cost of HTM securities other than MBS:
Adjustable rate	$282	$328
Subtotal	282	328
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	205	285
Adjustable rate	391	415
Collateralized mortgage obligations:
Fixed rate	7,666	9,249
Adjustable rate	2,903	3,294
Subtotal	11,165	13,243
Total	$11,447	$13,571

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2015	December 31, 2014
Passthrough securities:
Converts in 1 year or less	$44	$79
Converts after 1 year through 5 years	107	140
Converts after 5 years through 10 years	48	59
Total	$199	$278
Collateralized mortgage obligations:
Converts in 1 year or less	$14	$73
Converts after 1 year through 5 years	14	26
Total	$28	$99

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning July 1, 2015. For the vast majority of markets, the projected short-term housing price

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2015 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2015, and the related current credit enhancement for the Bank.

September 30, 2015
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2006	13.2	19.6	34.6	—
Total Prime	13.2	19.6	34.6	—
Alt-A, other
2007	10.5	29.2	37.1	11.8
2006	8.5	31.5	39.3	—
2005	13.0	14.8	37.5	6.6
2004 and earlier	16.6	4.4	30.5	26.6
Total Alt-A, other	11.5	22.0	37.6	7.5
Total	11.5	22.0	37.6	7.5

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of the period	$1,284	$1,347	$1,314	$1,378
Additional charges on securities for which OTTI was previously recognized(1)	4	1	12	3
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities	(18)	(16)	(56)	(49)
Balance, end of the period	$1,270	$1,332	$1,270	$1,332

(1)
For the three months ended September 30, 2015 and 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2015 and 2014, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$—	$4	$—	$—	$4
Total	$—	$—	$—	$—	$4	$—	$—	$4

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2015, and December 31, 2014, by loan collateral type:

September 30, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$612	$506	$531	$—	$—	$—	$—
Alt-A, option ARM	1,291	965	997	—	—	—	—
Alt-A, other	4,739	4,117	4,128	116	112	97	112
Total	$6,642	$5,588	$5,656	$116	$112	$97	$112

December 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$682	$565	$592	$—	$—	$—	$—
Alt-A, option ARM	1,391	1,031	1,065	—	—	—	—
Alt-A, other	5,374	4,687	4,714	132	128	108	127
Total	$7,447	$6,283	$6,371	$132	$128	$108	$127

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2015, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2015, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2015, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2015, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.16% to 8.57% at September 30, 2015, and 0.14% to 8.57% at December 31, 2014, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$7	0.01%	$—	—%
Within 1 year	20,990	0.52	21,328	0.63
After 1 year through 2 years	7,072	0.85	7,597	1.07
After 2 years through 3 years	6,129	0.91	3,235	1.39
After 3 years through 4 years	7,450	0.88	3,216	1.65
After 4 years through 5 years	2,216	1.06	1,655	1.82
After 5 years	6,749	1.05	1,799	2.81
Total par value	50,613	0.76%	38,830	1.02%
Valuation adjustments for hedging activities	105		67
Valuation adjustments under fair value option	75		89
Total	$50,793		$38,986

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,691 at September 30, 2015, and $4,915 at December 31, 2014. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $15,213 at September 30, 2015, and $328 at December 31, 2014.

The Bank’s advances at September 30, 2015, and December 31, 2014, included $140 of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$7	$—	$7	$—
Within 1 year	22,143	21,460	21,130	21,468
After 1 year through 2 years	8,740	7,693	6,972	7,597
After 2 years through 3 years	8,603	3,258	6,089	3,135
After 3 years through 4 years	3,753	3,291	7,450	3,176
After 4 years through 5 years	5,875	1,646	2,216	1,655
After 5 years	1,492	1,482	6,749	1,799
Total par value	$50,613	$38,830	$50,613	$38,830
Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2015 and 2014. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,814	29%	$17	17%	$48	16%
Bank of the West	6,112	12	7	7	18	6
First Republic Bank	4,350	9	18	18	58	20
CIT Bank, N.A.(4)	3,214	6	5	5	13	5
Citigroup Inc
Citibank, N.A.(2)	3,000	6	1	1	4	1
Banamex USA	—	—	—	—	—	—
Subtotal Citigroup Inc	3,000	6	1	1	4	1
Subtotal	31,490	62	48	48	141	48
Others	19,123	38	51	52	154	52
Total par value	$50,613	100%	$99	100%	$295	100%

	September 30, 2014		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of America California, N.A.	$6,500	16%	$4	4%	$15	4%
First Republic Bank	5,275	13	22	21	65	20
Bank of the West	4,714	12	7	7	23	7
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	3,000	7	12	11	43	13
JPMorgan Chase Bank, National Association(2)	822	2	2	2	6	2
Subtotal JPMorgan Chase & Co.	3,822	9	14	13	49	15
OneWest Bank, N.A.(4)	3,414	8	6	5	17	5
Subtotal	23,725	58	53	50	169	51
Others	16,755	42	52	50	161	49
Total par value	$40,480	100%	$105	100%	$330	100%

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

(3)
Effective August 31, 2015, JPMorgan Bank & Trust Company, National Association (JPMorgan B&T), merged with and into JPMorgan Chase Bank, National Association (JPMorgan Chase). As a result, JPMorgan B&T is no longer a member of the Bank. Upon the merger, all of the Bank capital stock held by JPMorgan B&T was transferred to JPMorgan Chase, a nonmember of the Bank, and reclassified as mandatorily redeemable capital stock, and all advances to JPMorgan B&T were transferred to JPMorgan Chase.

(4)	Effective August 3, 2015, CIT Bank merged with and into OneWest Bank, which was renamed CIT Bank, N.A.

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2015, and December 31, 2014, are detailed below:

	September 30, 2015	December 31, 2014
Par value of advances:
Fixed rate:
Due within 1 year	$14,172	$15,422
Due after 1 year	10,213	12,330
Total fixed rate	24,385	27,752
Adjustable rate:
Due within 1 year	6,825	5,906
Due after 1 year	19,403	5,172
Total adjustable rate	26,228	11,078
Total par value	$50,613	$38,830

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2015, or December 31, 2014. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Prepayment fees received	$1	$1	$27	$15
Fair value adjustments	—	—	(18)	(10)
Net	1	$1	$9	$5
Advance principal prepaid	$272	$911	$1,517	$1,616

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the MPF Original and MPF Government products. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) As of September 30, 2015, the Bank had approved seven members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of September 30, 2015, and December 31, 2014, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2015	December 31, 2014
Fixed rate medium-term mortgage loans	$115	$160
Fixed rate long-term mortgage loans	553	553
Subtotal	668	713
Unamortized premiums	9	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	668	709
Less: Allowance for credit losses	—	(1)
Total mortgage loans held for portfolio, net	$668	$708

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2015, and December 31, 2014, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2015, or during 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2015, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first nine months of 2015 or from October 1 to October 31, 2015.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2015, and December 31, 2014.

	September 30, 2015	December 31, 2014
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$9	$12
60 – 89 days delinquent	3	5
90 days or more delinquent	19	22
Total past due	31	39
Total current loans	640	673
Total mortgage loans	$671	$712
In process of foreclosure, included above(2)	$7	$11
Nonaccrual loans	$19	$22
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.76%	3.12%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of the period	$—	$2	$1	$2
(Charge-offs) /recoveries	—	1	(1)	—
Provision for/(reversal of) credit losses	—	(1)	—	—
Balance, end of the period	$—	$2	$—	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.01)%	(0.22)%	(0.05)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015	December 31, 2014
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$1
Recorded investment, end of period:
Individually evaluated for impairment	$14	$20
Collectively evaluated for impairment	657	692
Total recorded investment	$671	$712

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$14	$14	$—	$14	$14	$—
With an allowance	—	—	—	6	6	1
Total	$14	$14	$—	$20	$20	$1

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
With no related allowance	$16	$17	$15	$18
With an allowance	—	7	1	7
Total	$16	$24	$16	$25

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the MPF Original and MPF Plus products as described below. Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs during the first nine months of 2015, the corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, no allowance for credit losses for MPF Original loans was required as of September 30, 2015, and the Bank established an allowance for credit losses for MPF Original loans totaling a de minimis amount as of December 31, 2014. For MPF Plus loans, the Bank established an allowance for credit losses totaling a de minimis amount as of September 30, 2015, and $1 as of December 31, 2014.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling a de minimis amount as of September 30, 2015, and December 31, 2014, and for MPF Plus loans totaling a de minimis amount as of September 30, 2015, and December 31, 2014.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2.7 as of September 30, 2015, and $2.3 as of December 31, 2014.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the term securities purchased under agreements to resell at September 30, 2015. The Bank did not have any term securities purchased under agreements to resell at December 31, 2014.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. The Bank did not have any term Federal funds sold as of September 30, 2015. All investments in Federal funds sold as of December 31, 2014, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Interest-bearing deposits:
Demand and overnight	$171	$159
Total interest-bearing deposits	171	159
Non-interest-bearing deposits	2	1
Total	$173	$160

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2015, and December 31, 2014, are detailed in the following table:

	September 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$171	0.01%	$159	0.01%
Non-interest-bearing deposits	2		1
Total	$173		$160

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2015, and December 31, 2014.

	September 30, 2015		December 31, 2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$20,678	0.54%	$21,044	0.36%
After 1 year through 2 years	15,494	1.63	9,871	2.43
After 2 years through 3 years	5,568	1.41	4,518	1.70
After 3 years through 4 years	2,093	1.46	2,336	1.49
After 4 years through 5 years	1,990	1.60	3,103	1.71
After 5 years	3,711	2.35	5,851	2.13
Total par value	49,534	1.19%	46,723	1.29%
Unamortized premiums	32		58
Unamortized discounts	(9)		(13)
Valuation adjustments for hedging activities	259		308
Fair value option valuation adjustments	(1)		(31)
Total	$49,815		$47,045

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $10,205 at September 30, 2015, and $14,158 at December 31, 2014. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $5,885 at September 30, 2015, and $9,573 at December 31, 2014. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at September 30, 2015, and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014
Par value of consolidated obligation bonds:
Non-callable	$39,329	$32,565
Callable	10,205	14,158
Total par value	$49,534	$46,723

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2015, and December 31, 2014, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	September 30, 2015	December 31, 2014
Within 1 year	$29,983	$33,558
After 1 year through 2 years	14,684	9,156
After 2 years through 3 years	3,588	2,043
After 3 years through 4 years	693	1,010
After 4 years through 5 years	410	385
After 5 years	176	571
Total par value	$49,534	$46,723

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$30,060	0.19%	$21,815	0.09%
Unamortized discounts	(18)		(4)
Total	$30,042		$21,811

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2015, and December 31, 2014, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2014 Form 10-K.

	September 30, 2015	December 31, 2014
Par value of consolidated obligations:
Bonds:
Fixed rate	$31,324	$39,324
Adjustable rate	15,910	3,678
Step-up	1,335	2,654
Step-down	550	500
Fixed rate that converts to adjustable rate	315	467
Range bonds	100	100
Total bonds, par value	49,534	46,723
Discount notes, par value	30,060	21,815
Total consolidated obligations, par value	$79,594	$68,538

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2015, or December 31, 2014. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended September 30, 2015 and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2014	$47	$(24)	$(7)	$16
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Net change in fair value	77			77
Accretion of non-credit-related OTTI loss		2		2
Net current period other comprehensive income/(loss)	77	2	1	80
Balance, September 30, 2014	$124	$(22)	$(6)	$96

Balance, June 30, 2015	$95	$(16)	$(11)	$68
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(1)	(1)
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	(25)			(25)
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	(27)	1	(1)	(27)
Balance, September 30, 2015	$68	$(15)	$(12)	$41

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2015 and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Net change in fair value	237			237
Accretion of non-credit-related OTTI loss		5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(2)	—		(2)
Net current period other comprehensive income/(loss)	235	5	1	241
Balance, September 30, 2014	$124	$(22)	$(6)	$96

Balance, December 31, 2014	$88	$(20)	$(12)	$56
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(16)	—		(16)
Net change in fair value	(7)			(7)
Accretion of non-credit-related OTTI loss		5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	3	—		3
Net current period other comprehensive income/(loss)	(20)	5	—	(15)
Balance, September 30, 2015	$68	$(15)	$(12)	$41

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

As of September 30, 2015, and December 31, 2014, the Bank was in compliance with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Risk-based capital	$2,810	$5,387	$3,231	$6,356
Total regulatory capital	$3,436	$5,387	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.27%	4.00%	8.38%
Leverage capital	$4,295	$8,081	$3,790	$9,534
Leverage ratio	5.00%	9.41%	5.00%	12.58%

Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $514 outstanding to 11 institutions at September 30, 2015, and $719 outstanding to 32 institutions at December 31, 2014. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at the beginning of the period	$142	$1,176	$719	$2,071
Reclassified from/(to) capital during the period(1)	403	1	415	3
Redemption of mandatorily redeemable capital stock	(18)	(3)	(52)	(18)
Repurchase of excess mandatorily redeemable capital stock	(13)	(98)	(568)	(980)
Balance at the end of the period	$514	$1,076	$514	$1,076

(1)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $7 and $60 for the three and nine months ended September 30, 2015, respectively, and in the amount of $26 and $99 for the three and nine months ended September 30, 2014, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2015, and December 31, 2014.

Contractual Redemption Period	September 30, 2015	December 31, 2014
Within 1 year	$82	$51
After 1 year through 2 years	—	582
After 2 years through 3 years	1	9
After 3 years through 4 years	—	1
After 4 years through 5 years	406	2
Past contractual redemption date because of remaining activity(1)	25	74
Total	$514	$719

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 202% as of September 30, 2015.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015				September 30, 2014
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$33	$1,800	$337	$2,170	$49	$1,800	$206	$2,055
Comprehensive income/(loss)	(20)	—	9	(11)	3	—	15	18
Transfers from restricted retained earnings	—	(150)	—	(150)	—	—	—	—
Balance at the end of the period	$13	$1,650	$346	$2,009	$52	$1,800	$221	$2,073

	Nine Months Ended
	September 30, 2015				September 30, 2014
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total
Balance at the beginning of the period	$35	$1,800	$230	$2,065	$88	$1,800	$189	$2,077
Comprehensive income/(loss)	(22)	—	116	94	(36)	—	32	(4)
Transfers from restricted retained earnings	—	(150)	—	(150)	—	—	—	—
Balance at the end of the period	$13	$1,650	$346	$2,009	$52	$1,800	$221	$2,073

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Board of Directors previously set the amount for the targeted buildup of restricted retained earnings at $1,800. As of March 31, 2012, restricted retained earnings reached the $1,800 targeted amount. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. As of July 31, 2015, the Board of Directors set the amount for the targeted buildup of restricted retained earnings at $1,650 and transferred $150 to unrestricted retained earnings.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2015, the Bank’s excess capital stock totaled $393, or 0.46% of total assets.

In the third quarter of 2015, the Bank paid dividends on the capital stock outstanding during the second quarter of 2015 at an annualized rate of 10.01%, totaling $79, including $72 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock. In the third quarter of 2014, the Bank paid dividends on the capital stock outstanding during the second quarter of 2014 at an annualized rate of 7.35%, totaling $87, including $61 in dividends on capital stock and $26 in dividends on mandatorily redeemable capital stock.

In the first nine months of 2015, the Bank paid dividends at an annualized rate of 13.30%, totaling $373, of which $145 was related to the special dividend paid in the second quarter of 2015. The total dividends paid included $313 in dividends on capital stock and $60 in dividends on mandatorily redeemable capital stock. In the first nine months of 2014, the Bank paid dividends at an annualized rate of 6.91%, totaling $277, including $178 in dividends on capital stock and $99 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2015 at an annualized rate of 8.79%, totaling $62, including $56 in dividends on capital stock and $6 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 28, 2015. The Bank expects to pay the dividend on or about November 12, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2015.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder’s excess capital stock at the shareholder’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $750, $847, and $296 in excess

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

capital stock in the first, second and third quarters of 2015, respectively, and $750, $750, and $250 in excess capital stock in the first, second and third quarters of 2014, respectively.

During the third quarter of 2015 and 2014, the Bank redeemed $18 and $3, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On May 29, 2015, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly schedule, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In accordance with the revised Excess Stock Repurchase, Retained Earnings, and Dividend Framework, each quarter, Bank management will evaluate and determine the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. In addition, at the Bank’s discretion, some or all of the excess stock held by a shareholder may be repurchased upon request of the shareholder, subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

On October 29, 2015, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 13, 2015.

Excess capital stock totaled $393 as of September 30, 2015, and $1,118 as of December 31, 2014.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2014 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2015, or December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015		December 31, 2014
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$—	—%	$268	7%
JPMorgan Chase Bank, National Association(1)(2)	426	16	68	2
Subtotal JPMorgan Chase & Co.	$426	16%	$336	9%
Citigroup Inc.:
Citibank, N.A.(1)	81	3	577	14
Banamex USA	4	—	2	—
Subtotal Citigroup Inc.	85	3	579	14
Subtotal	511	19	915	23
Others	2,249	81	3,082	77
Total	$2,760	100%	$3,997	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

(2)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2015 and 2014.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2015	$38	$84	$122	$(3)	$(1)	$7	$119	$(33)	$34	$52
September 30, 2014	46	99	145	(3)	(12)	26	134	(12)	34	88
Nine months ended:
September 30, 2015	120	267	387	(16)	(14)	60	357	397	102	652
September 30, 2014	129	314	443	(9)	(53)	99	406	(114)	103	189

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Does not include credit-related OTTI losses of $4 and $1 for the three months ended September 30, 2015 and 2014, respectively. Does not include credit-related OTTI losses of $12 and $3 for the nine months ended September 30, 2015 and 2014, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2015, and December 31, 2014.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2015	$68,361	$17,538	$85,899
December 31, 2014	55,424	20,383	75,807

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

Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives that may be executed with members (with the Bank serving as an intermediary) or cleared at a derivatives clearing organization. The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) an economic hedge of assets or liabilities, or (iii) an intermediary transaction for members.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at hedge inception and on an ongoing basis) whether the hedging derivatives have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective hedges in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

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

The Bank had no interest rate exchange agreements with members or offsetting derivatives with other counterparties at September 30, 2015, and at December 31, 2014.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2015, or the year ended December 31, 2014.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and Finance Agency regulations. The Bank also requires credit support agreements with collateral delivery thresholds on all uncleared derivatives. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, which may be held by the member institution for the benefit of the Bank.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2015, was $49, for which the Bank had posted collateral with a fair value of $46 in the ordinary course of business. If the Bank’s credit rating at September 30, 2015, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $2 of additional collateral (at fair value) to its derivative counterparties at September 30, 2015.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of September 30, 2015, and December 31, 2014. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,466	$337	$118	$28,018	$374	$103
Total	29,466	337	118	28,018	374	103
Derivatives not designated as hedging instruments:
Interest rate swaps	44,084	78	96	31,973	72	129
Interest rate caps and floors	2,230	6	1	2,306	9	1
Mortgage delivery commitments	8	—	—	—	—	—
Total	46,322	84	97	34,279	81	130
Total derivatives before netting and collateral adjustments	$75,788	421	215	$62,297	455	233
Netting adjustments and cash collateral(1)		(361)	(209)		(396)	(213)
Total derivative assets and total derivative liabilities		$60	$6		$59	$20

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $54 and $65 at September 30, 2015, and December 31, 2014, respectively. Cash collateral received and related accrued interest was $206 and $248 at September 30, 2015, and December 31, 2014, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(1)	$(1)	$(11)	$(6)
Total net gain/(loss) related to fair value hedge ineffectiveness	(1)	(1)	(11)	(6)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(31)	18	(1)	38
Interest rate caps and floors	—	(5)	(2)	(13)
Net settlements	(1)	(12)	(14)	(53)
Mortgage delivery commitments	—	—	1	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	(32)	1	(16)	(28)
Net gain/(loss) on derivatives and hedging activities	$(33)	$—	$(27)	$(34)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2015				September 30, 2014
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(38)	$38	$—	$(27)	$56	$(55)	$1	$(32)
Consolidated obligation bonds	7	(8)	(1)	67	(77)	75	(2)	65
Total	$(31)	$30	$(1)	$40	$(21)	$20	$(1)	$33

	Nine Months Ended
	September 30, 2015				September 30, 2014
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(44)	$44	$—	$(82)	$43	$(42)	$1	$(98)
Consolidated obligation bonds	(57)	46	(11)	196	(153)	146	(7)	197
Total	$(101)	$90	$(11)	$114	$(110)	$104	$(6)	$99

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$253	$137	$352	$199
Cleared derivatives	168	78	103	34
Total gross recognized amount	421	215	455	233
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(229)	(131)	(324)	(179)
Cleared derivatives	(132)	(78)	(72)	(34)
Total gross amount of netting adjustments and cash collateral	(361)	(209)	(396)	(213)
Total derivative assets and total derivative liabilities
Uncleared derivatives	24	6	28	20
Cleared derivatives	36	—	31	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	60	6	59	20
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	19	—	25	—
Net unsecured amount
Uncleared derivatives	5	6	3	20
Cleared derivatives	36	—	31	—
Total net unsecured amount	$41	$6	$34	$20

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2015, and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2,201	$2,201	$2,201	$—	$—	$—
Securities purchased under agreements to resell	10,500	10,500	—	10,500	—	—
Federal funds sold	2,762	2,762	—	2,762	—	—
Trading securities	1,659	1,659	—	1,659	—	—
AFS securities	5,656	5,656	—	—	5,656	—
HTM securities	11,432	11,570	—	9,763	1,807	—
Advances	50,793	50,728	—	50,728	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	668	712	—	712	—	—
Accrued interest receivable	55	55	—	55	—	—
Derivative assets, net(1)	60	60	—	421	—	(361)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	173	173	—	173	—	—
Consolidated obligations:
Bonds	49,815	49,820	—	49,820	—	—
Discount notes	30,042	30,044	—	30,044	—	—
Total consolidated obligations	79,857	79,864	—	79,864	—	—
Mandatorily redeemable capital stock	514	514	514	—	—	—
Accrued interest payable	143	143	—	143	—	—
Derivative liabilities, net(1)	6	6	—	215	—	(209)
Other
Standby letters of credit	15	15	—	15	—	—
Commitments to fund advances(3)	—	1	—	1	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,920	$3,920	$3,920	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	7,503	7,503	—	7,503	—	—
Trading securities	3,524	3,524	—	3,524	—	—
AFS securities	6,371	6,371	—	—	6,371	—
HTM securities	13,551	13,657	—	11,521	2,136	—
Advances	38,986	39,060	—	39,060	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	708	769	—	769	—	—
Accrued interest receivable	67	67	—	67	—	—
Derivative assets, net(1)	59	59	—	455	—	(396)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	160	160	—	160	—	—
Consolidated obligations:
Bonds	47,045	47,021	—	47,021	—	—
Discount notes	21,811	21,811	—	21,811	—	—
Total consolidated obligations	68,856	68,832	—	68,832	—	—
Mandatorily redeemable capital stock	719	719	719	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	20	20	—	233	—	(213)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	2	—	2	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2015:

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

As of September 30, 2015, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of September 30, 2015, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes uncleared derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure limit according to the counterparty’s long-term debt or deposit credit rating, as determined by rating agencies or (ii) set at zero (subject to a minimum transfer amount). The Bank clears its cleared derivative transactions only through clearing agents that meet the Bank’s eligibility requirements, and the Bank’s credit exposure to the clearinghouse is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2015, and December 31, 2014, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,649	$—	$—	$1,649
MBS:
Other U.S. obligations – Ginnie Mae	—	10	—	—	10
Total trading securities	—	1,659	—	—	1,659
AFS securities:
PLRMBS	—	—	5,656	—	5,656
Total AFS securities	—	—	5,656	—	5,656
Advances(2)	—	3,904	—	—	3,904
Derivative assets, net: interest rate-related	—	421	—	(361)	60
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,984	$5,656	$(361)	$11,289
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$5,489	$—	$—	$5,489
Derivative liabilities, net: interest rate-related	—	215	—	(209)	6
Total recurring fair value measurements – Liabilities	$—	$5,704	$—	$(209)	$5,495
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1		$1
Impaired mortgage loans held for portfolio	—	—	4		4
Total nonrecurring fair value measurements – Assets	$—	$—	$5		$5

December 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,513	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,524	—	—	3,524
AFS securities:
PLRMBS	—	—	6,371	—	6,371
Total AFS securities	—	—	6,371	—	6,371
Advances(2)	—	5,137	—	—	5,137
Derivative assets, net: interest rate-related	—	455	—	(396)	59
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,116	$6,371	$(396)	$15,102
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,717	$—	$—	$6,717
Derivative liabilities, net: interest rate-related	—	233	—	(213)	20
Total recurring fair value measurements – Liabilities	$—	$6,950	$—	$(213)	$6,737
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)	Represents advances recorded under the fair value option at September 30, 2015, and December 31, 2014.

(3)	Represents consolidated obligation bonds recorded under the fair value option at September 30, 2015, and December 31, 2014.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30, 2015	September 30, 2014
Balance, beginning of the period	$5,950	$6,776
Total gain/(loss) realized and unrealized included in:
Interest income	20	17
Net OTTI loss, credit-related	(4)	(1)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(25)	77
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(2)	—
Settlements	(283)	(245)
Transfers of HTM securities to AFS securities	—	—
Balance, end of the period	$5,656	$6,624
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$16	$15

	Nine Months Ended
	September 30, 2015	September 30, 2014
Balance, beginning of the period	$6,371	$7,047
Total gain/(loss) realized and unrealized included in:
Interest income	61	47
Net OTTI loss, credit-related	(12)	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(7)	237
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(13)	(2)
Settlements	(748)	(702)
Transfers of HTM securities to AFS securities	4	—
Balance, end of the period	$5,656	$6,624
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$49	$44

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,978	$6,203	$6,341	$7,080
New transactions elected for fair value option	502	600	235	641
Maturities and terminations	(1,592)	(1,331)	(1,399)	(568)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	19	16	(25)	(12)
Change in accrued interest	(3)	1	(3)	4
Balance, end of the period	$3,904	$5,489	$5,149	$7,145

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,137	$6,717	$7,069	$10,115
New transactions elected for fair value option	948	2,405	583	2,819
Maturities and terminations	(2,180)	(3,664)	(2,486)	(5,863)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	3	33	(13)	69
Change in accrued interest	(4)	(2)	(4)	5
Balance, end of the period	$3,904	$5,489	$5,149	$7,145

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and nine months ended September 30, 2015 and 2014.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2015, and December 31, 2014:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015			December 31, 2014
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,829	$3,904	$75	$5,048	$5,137	$89
Consolidated obligation bonds	5,490	5,489	(1)	6,748	6,717	(31)

(1)	At September 30, 2015, and December 31, 2014, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $856,511 at September 30, 2015, and $847,175 at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79,594 at September 30, 2015, and $68,538 at December 31, 2014. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2014 Form 10-K.

Off-balance sheet commitments as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015			December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,878	$3,324	$11,202	$2,699	$2,711	$5,410
Commitments to fund additional advances(1)	13	6	19	121	5	126
Commitments to issue consolidated obligation discount notes, par	—	—	—	3	—	3
Commitments to issue consolidated obligation bonds, par(2)	80	—	80	—	—	—
Commitments to purchase mortgage loans	8	—	8	—	—	—

(1)
At September 30, 2015, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2014, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At September 30, 2015, all of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 9 days to 15 years, including a final expiration in 2030. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $15 at September 30, 2015, and $12 at December 31, 2014. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2015, and December 31, 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments to fund advances totaled $19 at September 30, 2015, and $126 at December 31, 2014. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2015, and December 31, 2014.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 45 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions and into bilateral credit support agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2015	December 31, 2014
Assets:
Investments(1)	$330	$139
Advances	17,378	5,081
Mortgage loans held for portfolio	490	33
Accrued interest receivable	13	6
Other assets	—	18
Derivative assets, net	3	—
Total Assets	$18,214	$5,277
Liabilities:
Deposits	$6	$3
Mandatorily redeemable capital stock	426	577
Derivative liabilities, net	—	18
Total Liabilities	$432	$598
Notional amount of derivatives	$5,492	$2,858
Standby letters of credit	82	21

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, AFS securities, and HTM securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income:
Investments(1)	$2	$2	$7	$20
Advances(2)	24	8	68	47
Mortgage loans held for portfolio	6	1	20	10
Total Interest Income	$32	$11	$95	$77
Interest Expense:
Mandatorily redeemable capital stock	$1	$16	$6	$62
Consolidated obligations(2)	(29)	(2)	(85)	(40)
Total Interest Expense	$(28)	$14	$(79)	$22
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(48)	$20	$(99)	$(285)
Total Other Income/(Loss)	$(48)	$20	$(99)	$(285)

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

Note 19 — Subsequent Events

There were no material subsequent events identified, subsequent to September 30, 2015, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Quarterly Overview

Net income for the third quarter of 2015 was $46 million, compared with net income of $76 million for the third quarter of 2014. The $30 million decrease in net income for the third quarter of 2015 relative to the prior-year period primarily reflected an increase in net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value and a decline in net interest income.

Net interest income for the third quarter of 2015 was $119 million, down from $133 million for the third quarter of 2014. The decrease was primarily due to the decline in earnings on interest-earning assets and a decrease in earnings on invested capital because of lower average capital balances, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense.

Other income/(loss) for the third quarter of 2015, was a loss of $33 million, compared with a loss of $12 million for the third quarter of 2014. The change reflected net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value of $30 million, compared with net fair value losses of $2 million for the third quarter of 2014. The change in net fair value losses was primarily due to more adverse effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period compared to the third quarter of 2014. This change was partially offset by the impact of expense on derivative instruments used in economic hedges of $1 million (compared with expense of $12 million for the third quarter of 2014). Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During the first nine months of 2015, total assets increased $10.1 billion, to $85.9 billion at September 30, 2015, from $75.8 billion at December 31, 2014. Advances increased $11.8 billion, or 30%, to $50.8 billion at September 30, 2015, from $39.0 billion at December 31, 2014.

Accumulated other comprehensive income/(loss) decreased by $15 million during the first nine months of 2015, to income of $41 million at September 30, 2015, from income of $56 million at December 31, 2014, primarily as a result of a decline in the fair value of PLRMBS classified as available-for-sale (AFS).

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

On October 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2015 at an annualized rate of 8.79%. The dividend will total $62 million, including $6 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2015. The Bank recorded the dividend on October 28, 2015, and expects to pay the dividend on or about November 12, 2015.

As of September 30, 2015, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.3%, exceeding the 4.0% requirement. The Bank had $5.4 billion in permanent capital, exceeding its risk-based capital requirement of $2.8 billion. Total retained earnings as of September 30, 2015, were $2.6 billion.

Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 13, 2015. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

As previously disclosed, effective August 31, 2015, JPMorgan Bank & Trust Company, National Association (JPMorgan B&T), merged with and into JPMorgan Chase Bank, National Association (JPMorgan Chase). As a result, JPMorgan B&T is no longer a member of the Bank. Upon the merger, $403 million of the Bank’s capital stock held by JPMorgan B&T was transferred to JPMorgan Chase, a nonmember of the Bank, and reclassified as mandatorily redeemable capital stock. In addition, all advances to JPMorgan B&T were transferred to JPMorgan Chase, and, as a result, JPMorgan Chase will be one of the Bank’s largest borrowers and shareholders. Because it is not a member of the Bank, JPMorgan Chase is not able to take out new advances from the Bank or replace outstanding advances as they are repaid or prepaid, so a decrease in advances outstanding to JPMorgan Chase, if they are not replaced with advances to other members or other assets, will result in lower total assets and may result in lower net income for the Bank.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Selected Balance Sheet Items at Quarter End
Total Assets	$85,899	$85,962	$78,235	$75,807	$82,789
Advances	50,793	50,188	43,757	38,986	40,615
Mortgage Loans Held for Portfolio, Net	668	671	680	708	754
Investments(1)	32,009	33,480	31,522	31,949	33,164
Consolidated Obligations:(2)
Bonds	49,815	45,597	43,459	47,045	50,871
Discount Notes	30,042	33,859	27,794	21,811	24,431
Mandatorily Redeemable Capital Stock	514	142	383	719	1,076
Capital Stock —Class B —Putable	2,246	2,751	3,092	3,278	3,310
Unrestricted Retained Earnings	618	483	624	294	303
Restricted Retained Earnings	2,009	2,170	2,150	2,065	2,073
Accumulated Other Comprehensive Income/(Loss) (AOCI)	41	68	76	56	96
Total Capital	4,914	5,472	5,942	5,693	5,782
Selected Operating Results for the Quarter
Net Interest Income	$119	$108	$130	$133	$133
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	(1)
Other Income/(Loss)	(33)	(2)	432	(40)	(12)
Other Expense	34	34	34	41	34
Affordable Housing Program Assessment	6	11	54	7	12
Net Income/(Loss)	$46	$61	$474	$45	$76
Selected Other Data for the Quarter
Net Interest Margin(3)	0.54%	0.53%	0.70%	0.67%	0.62%
Operating Expenses as a Percent of Average Assets	0.15	0.15	0.17	0.19	0.14
Return on Average Assets	0.21	0.29	2.51	0.22	0.35
Return on Average Equity	3.47	4.27	31.87	3.14	5.25
Annualized Dividend Rate	10.01	22.65	7.11	7.40	7.35
Dividend Payout Ratio(4)	155.62	299.30	12.43	137.57	80.39
Average Equity to Average Assets Ratio	6.01	6.86	7.88	7.16	6.72
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.27	6.45	7.99	8.38	8.17
Duration Gap (in months)	1	—	—	—	1

(1)	Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2015	$856,511
June 30, 2015	852,783
March 31, 2015	812,197
December 31, 2014	847,175
September 30, 2014	816,950

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2015 and 2014, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2015 Compared to Third Quarter of 2014

Average Balance Sheets

	Three Months Ended
	September 30, 2015			September 30, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$777	$—	0.01%	$359	$—	0.01%
Securities purchased under agreements to resell	2,887	1	0.11	1,422	—	0.06
Federal funds sold	6,366	2	0.13	10,437	4	0.12
Trading securities:
Mortgage-backed securities (MBS)	10	—	1.67	12	—	1.62
Other investments	1,940	2	0.22	3,695	2	0.18
Available-for-sale (AFS) securities:(1)
MBS(2)	5,693	65	4.55	6,596	67	4.02
Held-to-maturity (HTM) securities:(1)
MBS	11,405	70	2.43	14,092	88	2.49
Other investments	287	—	0.53	1,533	1	0.23
Mortgage loans held for portfolio	669	8	4.87	783	10	5.18
Advances(3)	56,693	74	0.52	45,643	75	0.66
Loans to other FHLBanks	4	—	0.12	2	—	0.06
Total interest-earning assets	86,731	222	1.01	84,574	247	1.16
Other assets(4)(5)	795	—	—	913	—	—
Total Assets	$87,526	$222	1.00%	$85,487	$247	1.15%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$49,022	$83	0.67%	$55,229	$84	0.61%
Discount notes	31,408	13	0.17	22,074	4	0.08
Deposits and other borrowings	1,132	—	0.06	859	—	0.05
Mandatorily redeemable capital stock	257	7	9.92	1,125	26	9.09
Total interest-bearing liabilities	81,819	103	0.50	79,287	114	0.57
Other liabilities(4)	448	—	—	454	—	—
Total Liabilities	82,267	103	0.49	79,741	114	0.57
Total Capital	5,259	—	—	5,746	—	—
Total Liabilities and Capital	$87,526	$103	0.47%	$85,487	$114	0.53%
Net Interest Income		$119			$133
Net Interest Spread(6)			0.51%			0.59%
Net Interest Margin(7)			0.54%			0.62%
Interest-earning Assets/Interest-bearing Liabilities	106.00%			106.67%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $18 million and $16 million for the third quarter of 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2015			September 30, 2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(27)	$(27)	$—	$(32)	$(32)
Consolidated obligation bonds	1	67	68	1	65	66

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2015 was $119 million, a 11% decrease from $133 million in the third quarter of 2014. The following table details the changes in interest income and interest expense for the third quarter of 2015 compared to the third quarter of 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$1	$—
Federal funds sold	(2)	(2)	$—
Trading securities: Other investments	—	(1)	1
AFS securities:
MBS	(2)	(10)	8
HTM securities:
MBS	(18)	(16)	(2)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(2)	(1)	(1)
Advances(2)	(1)	17	(18)
Total interest-earning assets	(25)	(13)	(12)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1)	(10)	9
Discount notes	9	3	6
Mandatorily redeemable capital stock	(19)	(21)	2
Total interest-bearing liabilities	(11)	(28)	17
Net interest income	$(14)	$15	$(29)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $1 million of advance prepayment fees in the third quarter of 2015 compared to $1 million in the third quarter of 2014.

The net interest margin was 54 basis points for third quarter of 2015, 8 basis points lower than the net interest margin for third quarter of 2014, which was 62 basis points. The net interest spread was 51 basis points for third quarter of 2015, 8 basis points lower than the net interest spread for third quarter of 2014, which was 59 basis points. These decreases were primarily due to the decline in earnings on interest-earning assets, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense. This decrease in interest expense was partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2015 and 2014.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2015	September 30, 2014
Other Income/(Loss):
Total OTTI loss	$(6)	$(1)
Net amount of OTTI loss reclassified to/(from) AOCI	2	—
Net OTTI loss, credit-related	(4)	(1)
Net gain/(loss) on trading securities(1)	(1)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	3	(13)
Net gain/(loss) on derivatives and hedging activities	(33)	—
Other	2	3
Total Other Income/(Loss)	$(33)	$(12)

(1) The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(1) million for the three months ended September 30, 2015 and 2014, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2015	September 30, 2014
Advances	$19	$(25)
Consolidated obligation bonds	(16)	12
Total	$3	$(13)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

	Three Months Ended
(In millions)	September 30, 2015				September 30, 2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(36)	$(17)	$(53)	$—	$29	$(23)	$6
Not elected for fair value option	—	3	—	3	1	2	(1)	2
Consolidated obligation bonds:
Elected for fair value option	—	15	12	27	—	(17)	17	—
Not elected for fair value option	(1)	(1)	9	7	(2)	(2)	8	4
Consolidated obligation discount notes:
Not elected for fair value option	—	(13)	(5)	(18)	—	6	(12)	(6)
MBS:
Not elected for fair value option	—	1	—	1	—	(5)	—	(5)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	—	(1)	(1)
Total	$(1)	$(31)	$(1)	$(33)	$(1)	$13	$(12)	$—

During the third quarter of 2015, net losses on derivatives and hedging activities totaled $33 million compared to net gains of a de minimis amount in the third quarter of 2014. These amounts included expense of $1 million and expense of $12 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Average Balance Sheets

	Nine Months Ended
	September 30, 2015			September 30, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$669	$—	0.01%	$282	$—	0.01%
Securities purchased under agreements to resell	2,312	2	0.10	1,226	—	0.05
Federal funds sold	6,562	6	0.12	9,926	9	0.12
Trading securities:
Mortgage-backed securities (MBS)	11	—	1.66	13	—	1.64
Other investments	2,839	5	0.21	3,413	5	0.18
Available-for-sale (AFS) securities:(1)
MBS(2)	5,930	199	4.50	6,813	210	4.11
Held-to-maturity (HTM) securities:(1)
MBS	12,127	225	2.48	14,636	275	2.51
Other investments	303	1	0.50	2,506	3	0.19
Mortgage loans held for portfolio	679	25	4.97	831	32	5.19
Advances(3)	50,121	222	0.59	45,876	234	0.68
Loans to other FHLBanks	3	—	0.10	4	—	0.07
Total interest-earning assets	81,556	685	1.12	85,526	768	1.20
Other assets(4)(5)	841	—	—	910	—	—
Total Assets	$82,397	$685	1.11%	$86,436	$768	1.19%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$46,291	$239	0.69%	$54,076	$247	0.61%
Discount notes	28,483	29	0.14	23,822	16	0.09
Deposits and other borrowings	1,097	—	0.05	781	—	0.05
Mandatorily redeemable capital stock	395	60	20.17	1,513	99	8.73
Total interest-bearing liabilities	76,266	328	0.57	80,192	362	0.60
Other liabilities(4)	472	—	—	516	—	—
Total Liabilities	76,738	328	0.57	80,708	362	0.60
Total Capital	5,659	—	—	5,728	—	—
Total Liabilities and Capital	$82,397	$328	0.53%	$86,436	$362	0.56%
Net Interest Income		$357			$406
Net Interest Spread(6)			0.55%			0.60%
Net Interest Margin(7)			0.59%			0.63%
Interest-earning Assets/Interest-bearing Liabilities	106.94%			106.65%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $56 million and $49 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2015			September 30, 2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(1)	$(82)	$(83)	$(3)	$(98)	$(101)
Consolidated obligation bonds	4	196	200	4	197	201

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2015 was $357 million, a 12% decrease from $406 million in the first nine months of 2014. The following table details the changes in interest income and interest expense for the first nine months of 2015 compared to first nine months of 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$2	$1	$1
Federal funds sold	(3)	(3)	—
AFS securities:
MBS	(11)	(29)	18
HTM securities:
MBS	(50)	(47)	(3)
Other investments	(2)	(5)	3
Mortgage loans held for portfolio	(7)	(6)	(1)
Advances(2)	(12)	21	(33)
Total interest-earning assets	(83)	(68)	(15)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(8)	(37)	29
Discount notes	13	3	10
Mandatorily redeemable capital stock	(39)	(107)	68
Total interest-bearing liabilities	(34)	(141)	107
Net interest income	$(49)	$73	$(122)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $9 million of advance prepayment fees in the first nine months of 2015 compared to $5 million in the first nine months of 2014.

The net interest margin was 59 basis points for the first nine months of 2015, 4 basis points lower than the net interest margin for the first nine months of 2014, which was 63 basis points. The net interest spread was 55 basis points for the first nine months of 2015, 5 basis points lower than the net interest spread for the first nine months of 2014, which was 60 basis points. These decreases were primarily due to dividends on mandatorily redeemable capital stock, which are classified as interest expense. Although the average balance of mandatorily redeemable capital stock was significantly lower in the first nine months of 2015 than in the year-earlier period, the average dividend rate paid on all capital stock, including mandatorily redeemable capital stock, was higher, which had an offsetting impact on the reduction in interest expense associated with the decline in the average balance of mandatorily redeemable capital stock. Net interest income was favorably affected by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2015 and 2014.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014
Other Income/(Loss):
Total OTTI loss	$(25)	$(5)
Net amount of OTTI loss reclassified to/(from) AOCI	13	2
Net OTTI loss, credit-related	(12)	(3)
Net gain/(loss) on trading securities(1)	(1)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(30)	(82)
Net gain/(loss) on derivatives and hedging activities	(27)	(34)
Gains on litigation settlements, net	459	—
Other	8	6
Total Other Income/(Loss)	$397	$(114)
(1) The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(1) million for the nine months ended September 30, 2015 and 2014, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014
Advances	$3	$(13)
Consolidated obligation bonds	(33)	(69)
Total	$(30)	$(82)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

(In millions)	September 30, 2015				September 30, 2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(19)	$(58)	$(77)	$—	$29	$(77)	$(48)
Not elected for fair value option	—	3	—	3	1	7	(7)	1
Consolidated obligation bonds:
Elected for fair value option	—	21	40	61	—	25	43	68
Not elected for fair value option	(11)	(7)	28	10	(7)	(19)	17	(9)
Consolidated obligation discount notes:
Not elected for fair value option	—	1	(24)	(23)	—	(4)	(28)	(32)
MBS:
Not elected for fair value option	—	(2)	—	(2)	—	(14)	—	(14)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	1	(1)	—
Mortgage delivery commitment:
Not elected for fair value option	—	1	—	1	—	—	—	—
Total	$(11)	$(2)	$(14)	$(27)	$(6)	$25	$(53)	$(34)

During the first nine months of 2015, net losses on derivatives and hedging activities totaled $27 million compared to net losses of $34 million in the first nine months of 2014. These amounts included expense of $14 million and expense of $53 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on litigation settlements, net – During the first nine months of 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation totaled $459 million (after netting certain legal fees and expenses).

Return on Average Equity

Return on average equity (ROE) was 3.47% (annualized) for the third quarter of 2015, compared to 5.25% (annualized) for the third quarter of 2014. This decrease reflected the decrease in net income in the third quarter of 2015, which declined 39%, from $76 million in the third quarter of 2014 to $46 million in the third quarter of 2015.

ROE was 13.72% (annualized) for the first nine months of 2015, compared to 3.73% (annualized) for the first nine months of 2014. The increase reflected the increase in net income in the first nine months of 2015 resulting from a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with Bank’s PLRMBS litigation in the first quarter of 2015.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2015, advances maturing within five years totaled $43.9 billion, significantly in excess of the $173 million of member deposits on that date. At December 31, 2014, advances maturing within five years totaled $37.0 billion, also significantly in excess of the $160 million of member deposits on that date. In addition, as of September 30, 2015, and December 31, 2014, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than 5 consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2014 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 202% as of September 30, 2015. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2014 Form 10-K.

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

Retained earnings related to valuation adjustments totaled $13 million and $35 million at September 30, 2015, and December 31, 2014, respectively.

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

The Board of Directors previously set the amount for the targeted buildup of restricted retained earnings at $1.8 billion. As of March 31, 2012, restricted retained earnings reached the $1.8 billion targeted amount. The Bank’s retained earnings target may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. As of July 31, 2015, the Board of Directors set the amount for the targeted buildup of restricted retained earnings at $1.65 billion and transferred $150 million to unrestricted retained earnings.

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

Retained earnings related to the JCE Agreement totaled $346 million and $230 million at September 30, 2015, and December 31, 2014, respectively.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2015, the Bank’s excess capital stock totaled $393 million, or 0.46% of total assets.

In the third quarter of 2015, the Bank paid dividends on the capital stock outstanding during the second quarter of 2015 at an annualized rate of 10.01%, totaling $79 million, including $72 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2014, the Bank paid dividends on the capital stock outstanding during the second quarter of 2014 at an annualized rate of 7.35%, totaling $87 million, including $61 million in dividends on capital stock and $26 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2015, the Bank paid dividends at an annualized rate of 13.30%, totaling $373 million, of which $145 million was related to the special dividend. The total dividends paid included $313 million in dividends on capital stock and $60 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2014, the Bank paid dividends at an annualized rate of 6.91%, totaling $277 million, including $178 million in dividends on capital stock and $99 million in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 28, 2015, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2015 at an annualized rate of 8.79% totaling $62 million, including $56 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 28, 2015. The Bank expects to pay the dividend on or about November 12, 2015. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2015.

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

Financial Condition

Total assets were $85.9 billion at September 30, 2015, compared to $75.8 billion at December 31, 2014. Advances increased by $11.8 billion, or 30%, to $50.8 billion at September 30, 2015, from $39.0 billion at December 31, 2014. MBS decreased by $2.8 billion, or 14%, to $16.8 billion at September 30, 2015, from $19.6 billion at December 31, 2014. Cash and due from banks decreased by $1.7 billion, or 44%, to $2.2 billion at September 30, 2015, from $3.9 billion at December 31, 2014. Average total assets were $87.5 billion for the third quarter of 2015, a 2% increase compared to $85.5 billion for the third quarter of 2014. Average total assets were $82.4 billion for the first nine months of 2015, a 5% decrease compared to $86.4 billion for the first nine months of 2014. Average advances were $56.7 billion for the third quarter of 2015, a 24% increase from $45.6 billion for the third quarter of 2014. Average advances were $50.1 billion for the first nine months of 2015, a 9% increase from $45.9 billion for the first nine months of 2014. Average MBS were $17.1 billion for the third quarter of 2015, a 17% decrease from $20.7 billion for the third quarter of 2014. Average MBS were $18.1 billion for the first nine months of 2015, a 16% decrease from $21.5 billion for the first nine months of 2014.

Advances outstanding at September 30, 2015, included unrealized gains of $180 million, of which $105 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $75 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2014, included unrealized gains of $156 million, of which $67 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $89 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2014, to September 30, 2015, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $81.0 billion at September 30, 2015, an increase of $10.9 billion from $70.1 billion at December 31, 2014, reflecting an increase in consolidated obligations outstanding from $68.9 billion at December 31, 2014, to $79.9 billion at September 30, 2015, partially offset by a decrease in mandatorily redeemable capital stock from $0.7 billion at December 31, 2014, to $0.5 billion at September 30, 2015. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s repurchase of excess capital stock during the first nine months of 2015. Average total liabilities were $82.3 billion for the third quarter of 2015, a 3% increase compared to $79.7 billion for the third quarter of 2014. Average total liabilities were $76.7 billion for the first nine months of 2015, a 5% decrease compared to $80.7 billion for the first nine months of 2014. Average consolidated obligations were $80.4 billion for the third quarter of 2015 and $77.3 billion for the third quarter of 2014. Average consolidated obligations were $74.8 billion for the first nine months of 2015 and $77.9 billion for the first nine months of 2014. Average mandatorily redeemable capital stock was $0.3 billion for the third quarter of 2015, and $1.1 billion for the third quarter of 2014. Average mandatorily redeemable capital stock was $0.4 billion for the first nine months of 2015 and $1.5 billion for the first nine months of 2014.

Consolidated obligations outstanding at September 30, 2015, included unrealized losses of $259 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2014, included unrealized losses of $308 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $31 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2014, to September 30, 2015, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $856.5 billion at September 30, 2015, and $847.2 billion at December 31, 2014.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of September 30, 2015, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $13.0 billion, or 24%, to $68.4 billion (80% of total assets) at September 30, 2015, from $55.4 billion (73% of total assets) at December 31, 2014.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $38 million in the third quarter of 2015, a decrease of $8 million, or 17%, compared with $46 million in the third quarter of 2014. In the first nine months of 2015, adjusted net interest income for this segment was $120 million, a decrease of $9 million, or 7%, compared to $129 million in the first nine months of 2014. The decreases in adjusted net interest income for the third quarter of 2015 and for the first nine months of 2015 were primarily due to a decline in spreads on advances-related assets and a decline in earnings on invested capital because of lower average capital balances, partially offset by an increase in earnings because of higher advances balances.

Adjusted net interest income for this segment represented 31% and 32% of total adjusted net interest income for the third quarter of 2015 and 2014, and 31% and 29% of total adjusted net interest income for the first nine months of 2015 and 2014, respectively.

Members and nonmember borrowers prepaid $272 million of advances in the third quarter of 2015 compared to $911 million in the third quarter of 2014. Interest income was increased by net prepayment fees of $1 million in the third quarter of 2015 and $1 million in the third quarter of 2014. Members and nonmember borrowers prepaid $1.5 billion of advances in the first nine months of 2015 compared to $1.6 billion in the first nine months of 2014. Interest income was increased by net prepayment fees of $9 million in the first nine months of 2015 and $5 million in the first nine months of 2014.

Advances – The par value of advances outstanding increased by $11.8 billion, or 30%, to $50.6 billion at September 30, 2015, from $38.8 billion at December 31, 2014. Average advances outstanding were $56.7 billion in the third quarter of 2015, a 24% increase from $45.6 billion in the third quarter of 2014. Average advances outstanding were $50.1 billion in the first nine months of 2015, a 9% increase from $45.9 billion in the first nine months of 2014.

The increase in advances outstanding was primarily attributable to a $10.1 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates, including JPMorgan Chase, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of September 30, 2015. (See “Item 1. Financial Statements – Note 7 – Advances – Credit and Concentration Risk” and “Item 1. Financial Statements – Note 13 – Capital – Concentration” for further information.) Advances to the top five borrowers increased to $31.5 billion at September 30, 2015, from $21.4 billion at December 31, 2014. Two of the top five borrowers increased their borrowings from the Bank during the first nine months of 2015, while the remaining three borrowers decreased their borrowings from the Bank during the first nine months of 2015. The increase was also attributable to a $1.7 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 1. Financial Statements – Note 7 – Advances” for further information.)

The $11.8 billion increase in advances outstanding primarily reflected a $13.6 billion increase in adjustable rate advances and a $1.6 billion increase in variable rate advances, partially offset by a $3.4 billion decrease in fixed rate advances.

The components of the advances portfolio at September 30, 2015, and December 31, 2014, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2015		December 31, 2014
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$5,822	12%	$7,068	19%
Adjustable – LIBOR, callable at borrower’s option	14,900	29	—	—
Adjustable – LIBOR, with caps and/or floors	50	—	56	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	100	—
Adjustable – Other Indices	2	—	—	—
Subtotal adjustable rate advances	20,804	41	7,224	19
Fixed	20,418	40	22,626	58
Fixed – amortizing	227	—	242	1
Fixed – with PPS(1)	3,012	6	3,991	10
Fixed – with caps and PPS(1)	275	1	425	1
Fixed – callable at borrower’s option	14	—	4	—
Fixed – callable at borrower’s option with PPS(1)	299	1	324	1
Fixed – putable at Bank’s option	65	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	24,385	48	27,752	71
Daily variable rate	5,424	11	3,854	10
Total par value	$50,613	100%	$38,830	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $15.2 billion and $12.3 billion as of September 30, 2015, and December 31, 2014, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of short-term securities purchased under agreements to resell, partially offset by lower balances of Federal funds sold and agency debentures.

Cash and Due from Banks – Cash and due from banks was $2.2 billion at September 30, 2015, a $1.7 billion decrease compared to December 31, 2014. Cash and due from banks is largely composed of cash held at the Federal Reserve Bank of San Francisco and can increase or decrease depending on the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $63.4 billion at September 30, 2015, from $49.7 billion at December 31, 2014. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $68.1 billion, of which $17.4 billion were hedging advances, $50.0 billion were hedging consolidated obligations, and $0.7 billion were economically hedging trading securities. At December 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $17.8 billion were hedging advances, $35.0 billion were hedging consolidated obligations, and $2.4 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Open Market Committee (FOMC) has not changed the target Federal funds rate since December 16, 2008. As of September 30, 2015, rates on 3-month U.S. Treasury bills and 2-year and 5-year U.S. Treasury notes declined, while 3-month LIBOR increased, compared with December 31, 2014.

Selected Market Interest Rates

Market Instrument	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.00	0.03	0.02	0.06
3-month LIBOR	0.33	0.26	0.24	0.25
2-year Treasury note	0.63	0.67	0.57	0.38
5-year Treasury note	1.36	1.65	1.76	1.74

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to 3-month LIBOR-indexed liabilities through interest rate swaps in the first nine months of 2015 and 2014. Increased investor demand in the first nine months of 2015 compared to the same period in 2014 contributed to more attractive relative borrowing costs for FHLBank System consolidated obligation bonds and discount notes.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2015	September 30, 2014
Consolidated obligation bonds	–13.1	–12.5
Consolidated obligation discount notes (one month and greater)	–16.1	–15.1

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

At September 30, 2015, assets associated with this segment were $17.5 billion (20% of total assets), a decrease of $2.9 billion from $20.4 billion at December 31, 2014 (27% of total assets).

Adjusted net interest income for this segment was $84 million in the third quarter of 2015, a decrease of $15 million, or 15%, from $99 million in the third quarter of 2014. In the first nine months of 2015, adjusted net interest income for this segment was $267 million, a decrease of $47 million, or 15%, from $314 million in the first nine months of 2014. These decreases were primarily due to lower average unpaid principal balances of MBS and mortgage loans and reduced spreads on mortgage-related assets, partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 69% and 68% of total adjusted net interest income for the third quarter of 2015 and 2014, and 69% and 71% of total adjusted net interest income for the first nine months of 2015 and 2014, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.8 billion at September 30, 2015, compared with $19.6 billion at December 31, 2014. During the first nine months of 2015, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $2.8 billion. In the third quarter of 2015, average MBS investments were $17.1 billion, a decrease of $3.6 billion from $20.7 billion in the third quarter of 2014. Average MBS investments were $18.1 billion in the first nine months of 2015, a decrease of $3.4 billion from $21.5 billion in the first nine months of 2014. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank may purchase conventional conforming fixed rate mortgage loans and FHA/VA-insured mortgage loans from members for the Bank’s own portfolio under the MPF Original and MPF Government products. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. As of September 30, 2015, the Bank had approved seven members as participating financial institutions since renewing its participation in the MPF Program in the fourth quarter of 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Mortgage loan balances decreased to $668 million at September 30, 2015, from $708 million at December 31, 2014, a decrease of $40 million. Average mortgage loans were $669 million in the third quarter of 2015, a decrease of $114 million from $783 million in the third quarter of 2014. Average mortgage loans were $679 million in the first nine months of 2015, a decrease of $152 million from $831 million in the first nine months of 2014.

At September 30, 2015, and December 31, 2014, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2014 Form 10-K. The Bank purchased $100 million in eligible loans under the MPF Original product in the first nine months of 2015. Mortgage loan balances at September 30, 2015, and December 31, 2014, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2015	December 31, 2014
MPF Plus	$524	$653
MPF Original	144	60
Subtotal	668	713
Unamortized premiums	9	6
Unamortized discounts	(9)	(10)
Mortgage loans held for portfolio	668	709
Less: Allowance for credit losses	—	(1)
Mortgage loans held for portfolio, net	$668	$708

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.9 billion to $17.5 billion at September 30, 2015, from $20.4 billion at December 31, 2014, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.7 billion at September 30, 2015, of which $5.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.1 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.1 billion at December 31, 2014, of which $4.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2015, and December 31, 2014.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2015	December 31, 2014
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,615	$9,883
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	—
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	382	200
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,534	2,716
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,748	4,892
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	156
Subtotal Economic Hedges(1)			5,746	7,964
Total			17,361	17,847
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	17,121	15,885
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	1,519	6,340
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,915	1,425
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	875	1,175
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	8,898	1,400
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	765	255
Subtotal Economic Hedges(1)			13,972	10,595
Total			31,093	26,480

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2015	December 31, 2014
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	730	2,250
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,350	3,175
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,805	4,148
Subtotal Economic Hedges(1)			5,155	7,323
Total			5,885	9,573
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,290	1,670
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	17,251	1,899
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	315
Total			18,541	3,884
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	2,363
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			2,900	4,513
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	8	—
Total			8	—
Total Notional Amount			$75,788	$62,297

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2015, and December 31, 2014.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,615	$(105)	$104	$—	$(1)
Non-callable bonds	17,121	251	(253)	—	(2)
Callable bonds	730	3	(1)	—	2
Subtotal	29,466	149	(150)	—	(1)
Not qualifying for hedge accounting (economic hedges):
Advances	5,746	(73)	—	66	(7)
Non-callable bonds	13,972	26	—	(7)	19
Callable bonds	5,155	—	—	16	16
Discount notes	18,541	2	—	—	2
FFCB bonds	750	—	—	—	—
MBS	2,150	6	—	—	6
Mortgage delivery commitments	8	—	—	—	—
Subtotal	46,322	(39)	—	75	36
Total excluding accrued interest	75,788	110	(150)	75	35
Accrued interest	—	95	(92)	—	3
Total	$75,788	$205	$(242)	$75	$38

December 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,883	$(62)	$62	$—	$—
Non-callable bonds	15,885	307	(309)	—	(2)
Callable bonds	2,250	4	9	—	13
Subtotal	28,018	249	(238)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	7,964	(69)	—	76	7
Non-callable bonds	10,595	43	—	(12)	31
Callable bonds	7,323	(31)	—	54	23
Discount notes	3,884	1	—	—	1
FFCB bonds	2,363	—	—	—	—
MBS	2,150	9	—	—	9
Subtotal	34,279	(47)	—	118	71
Total excluding accrued interest	62,297	202	(238)	118	82
Accrued interest	—	20	(38)	2	(16)
Total	$62,297	$222	$(276)	$120	$66

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2015, and December 31, 2014. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2015			December 31, 2014
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
JPMorgan Chase Bank, National Association	A	$5,492	7%	A	$7,439	12%
Morgan Stanley Capital Services	A	3,157	4	BBB	6,957	11
Subtotal		8,649	11		14,396	23
Others	At least BBB	17,538	23	At least BBB	22,982	37
Subtotal uncleared		26,187	34		37,378	60
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	41,041	54	A	14,290	23
Deutsche Bank Securities Inc.	BBB	8,552	12	A	10,629	17
Subtotal cleared		49,593	66		24,919	40
Total(3)		$75,780	100%		$62,297	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Incorporated are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard &Poor’s.

(3)	Total notional amount at September 30, 2015, does not include $8 million of mortgage delivery commitments with members.

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

Liquidity

The Bank strives to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which may include commercial paper, certificates of deposit, securities purchased under agreements to resell, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives.

The Bank has a regulatory contingent liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Finance Agency has established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no new consolidated obligation issuance and no reliance on repurchase agreements and permit the sale of certain existing investments as determined by the Finance Agency. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

In addition to the regulatory contingent liquidity requirement and the Finance Agency’s guidelines on contingent liquidity, the Bank models its cash commitments and expected cash flows on a daily basis to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligations, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from other financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages the structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for sources and uses of funds, of the advances business segment. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank’s structural liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following September 30, 2015, and December 31, 2014.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of September 30, 2015	As of December 31, 2014
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$1,141	$845
Discount note and bond maturities and expected exercises of bond call options	3,005	2,420
Subtotal obligations due	4,146	3,265
Sources of available funds:
Maturing investments	14,078	8,155
Cash at Federal Reserve Bank of San Francisco	1,998	3,919
Proceeds from scheduled settlements of discount notes and bonds	—	3
Maturing advances and scheduled prepayments	5,327	4,837
Subtotal sources of available funds	21,403	16,914
Net funds available	$17,257	$13,649

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2015, and December 31, 2014. The Bank’s risk-based capital requirement decreased to $2.8 billion at September 30, 2015, from $3.2 billion at December 31, 2014.

Regulatory Capital Requirements

	September 30, 2015		December 31, 2014
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,810	$5,387	$3,231	$6,356
Total regulatory capital	$3,436	$5,387	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.27%	4.00%	8.38%
Leverage capital	$4,295	$8,081	$3,790	$9,534
Leverage ratio	5.00%	9.41%	5.00%	12.58%

The Bank’s total regulatory capital ratio decreased to 6.27% at September 30, 2015, from 8.38% at December 31, 2014, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $1.9 billion in excess capital stock during the first nine months of 2015.

On May 29, 2015, the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly schedule, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In accordance with the revised Excess Stock Repurchase, Retained Earnings, and Dividend Framework, each quarter, Bank management will evaluate and determine the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. In addition, at the Bank’s discretion, some or all of the excess stock held by a shareholder may be repurchased upon request of the shareholder, subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and former nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 13, 2015.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2015, and December 31, 2014. During the nine months ended September 30, 2015, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	162	$56,931	$174,909	33%
4-6	62	28	4,791	12,148	39
7-10	7	3	27	84	32
Subtotal	342	193	61,749	187,141	33
CDFIs	5	3	73	80	91
Total	347	196	$61,822	$187,221	33%

December 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	254	157	$38,375	$166,407	23%
4-6	85	38	5,746	19,753	29
7-10	10	4	46	71	65
Subtotal	349	199	44,167	186,231	24
CDFIs	5	3	77	92	84
Total	354	202	$44,244	$186,323	24%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,971	$4,178
11% – 25%	5	79	97
26% – 50%	23	31,133	53,299
More than 50%	158	26,639	129,647
Total	196	$61,822	$187,221

December 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,178	$3,331
11% – 25%	7	181	226
26% – 50%	18	11,693	21,584
More than 50%	167	29,192	161,182
Total	202	$44,244	$186,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2015, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2015, and December 31, 2014.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2015		December 31, 2014
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$429	$433	$461	$472
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,015	3,933	3,541	3,474
Agency pools and collateralized mortgage obligations	6,190	6,017	8,696	8,379
PLRMBS – publicly registered investment-grade-rated senior tranches	36	29	2	1
Total	$10,670	$10,412	$12,700	$12,326

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

As of September 30, 2015, of the loan collateral pledged to the Bank, 36% was pledged by 31 institutions by specific identification, 44% was pledged by 134 institutions under a blanket lien with detailed reporting, and 20% was pledged by 113 institutions under a blanket lien with summary reporting.

As of September 30, 2015, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2015, and December 31, 2014.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2015		December 31, 2014
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$109,888	$94,724	$106,467	$90,942
Second lien residential mortgage loans and home equity lines of credit	26,113	14,716	29,133	14,997
Multifamily mortgage loans	21,978	18,523	20,820	17,366
Commercial mortgage loans	57,169	41,842	54,707	39,144
Loan participations(1)	7,817	6,249	13,141	10,698
Small business, small farm, and small agribusiness loans	3,051	752	3,123	776
Other	4	3	106	74
Total	$226,020	$176,809	$227,497	$173,997

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2015, and December 31, 2014, the unpaid principal balance of these loans totaled $13 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$282	$—	$—	$—	$282
GSEs:
FFCB bonds	—	1,649	—	—	—	—	1,649
Total non-MBS	—	1,649	282	—	—	—	1,931
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,299	—	—	—	—	1,299
GSEs:
Freddie Mac	—	3,870	—	—	—	—	3,870
Fannie Mae	—	4,377	15	—	10	—	4,402
Total GSEs	—	8,247	15	—	10	—	8,272
PLRMBS:
Prime	—	—	2	378	1,104	2	1,486
Alt-A, option ARM	—	—	—	—	1,010	—	1,010
Alt-A, other	9	10	52	160	4,516	2	4,749
Total PLRMBS	9	10	54	538	6,630	4	7,245
Total MBS	9	9,556	69	538	6,640	4	16,816
Total securities	9	11,205	351	538	6,640	4	18,747
Securities purchased under agreements to resell	—	10,500	—	—	—	—	10,500
Federal funds sold	—	934	1,828	—	—	—	2,762
Total investments	$9	$22,639	$2,179	$538	$6,640	$4	$32,009

(In millions)
December 31, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$303	$25	$—	$—	$328
GSEs:
FFCB bonds	—	3,513	—	—	—	—	3,513
Total non-MBS	—	3,513	303	25	—	—	3,841
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,524	—	—	—	—	1,524
GSEs:
Freddie Mac	—	4,517	—	—	—	—	4,517
Fannie Mae	—	5,282	19	—	12	—	5,313
Total GSEs	—	9,799	19	—	12	—	9,830
PLRMBS:
Prime	—	—	3	384	1,336	2	1,725
Alt-A, option ARM	—	—	—	—	1,079	—	1,079
Alt-A, other	10	1	76	187	5,171	2	5,447
Total PLRMBS	10	1	79	571	7,586	4	8,251
Total MBS	10	11,324	98	571	7,598	4	19,605
Total securities	10	14,837	401	596	7,598	4	23,446
Securities purchased under agreements to resell	—	1,000	—	—	—	—	1,000
Federal funds sold(2)	—	3,528	3,929	46	—	—	7,503
Total investments	$10	$19,365	$4,330	$642	$7,598	$4	$31,949

(1)	Credit ratings of BB and lower are below investment grade.

(2)	Includes $300 million at December 31, 2014, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

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

As of September 30, 2015, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 100% of the Bank’s total unsecured investment credit exposure in Federal funds sold.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2015, 34% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2015
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$—	$—
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	—	—	—
U.S. branches and agency offices of foreign commercial banks:
Canada	—	874	874
Finland	934	—	934
France	—	332	332
Netherlands	—	622	622
Total U.S. branches and agency offices of foreign commercial banks	934	1,828	2,762
Total unsecured credit exposure	$934	$1,828	$2,762

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2015.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2015. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

As of September 30, 2015, all of the Bank’s unsecured investments had overnight maturities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2015, all of the bonds were rated at least A by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2015, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At September 30, 2015, the Bank’s MBS portfolio was 311% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank is precluded from purchasing additional MBS investments until its MBS portfolio declines below 300% of Bank capital, but the Bank is not required to sell any previously purchased MBS. The Bank was in compliance with the regulatory limit at the time of its MBS purchases.

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

At September 30, 2015, PLRMBS representing 34% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2015, the Bank’s investment in MBS had gross unrealized losses totaling $245 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2015, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2015, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning July 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2015:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$81	$(2)	2	$81	$(2)
Alt-A, option ARM	—	—	—	1	71	—
Alt-A, other	15	453	(2)	18	601	(5)
Total	17	$534	$(4)	21	$753	$(7)

(1)	Amounts are for the three months ended September 30, 2015.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$163	$—	$163
2007	—	—	—	—	407	—	407
2006	—	—	—	—	59	—	59
2005	—	—	—	22	55	—	77
2004 and earlier	—	—	2	353	503	2	860
Total Prime	—	—	2	375	1,187	2	1,566
Alt-A, option ARM
2007	—	—	—	—	941	—	941
2006	—	—	—	—	166	—	166
2005	—	—	—	—	197	—	197
Total Alt-A, option ARM	—	—	—	—	1,304	—	1,304
Alt-A, other
2008	—	—	—	—	115	—	115
2007	—	—	—	—	1,477	—	1,477
2006	—	—	16	—	606	—	622
2005	—	9	3	—	2,444	—	2,456
2004 and earlier	9	1	33	160	499	2	704
Total Alt-A, other	9	10	52	160	5,141	2	5,374
Total par value	$9	$10	$54	$535	$7,632	$4	$8,244

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$149	$149
2007	—	—	350	350
2006	—	—	27	27
2005	—	—	24	24
2004 and earlier	—	—	62	62
Total Prime	—	—	612	612
Alt-A, option ARM
2007	—	—	942	942
2006	—	—	166	166
2005	—	—	184	184
Total Alt-A, option ARM	—	—	1,292	1,292
Alt-A, other
2008	—	—	115	115
2007	—	—	1,417	1,417
2006	16	—	606	622
2005	—	—	2,436	2,436
2004 and earlier	2	21	242	265
Total Alt-A, other	18	21	4,816	4,855
Total par value	$18	$21	$6,720	$6,759

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2015
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$141	$—	$152	$—	$—	$—	15.21%	30.00%	14.45%
2007	334	(6)	337	(4)	—	(4)	14.47	22.42	3.31
2006	51	—	54	—	—	—	15.00	12.75	3.86
2005	75	(2)	75	—	—	—	11.72	11.87	15.29
2004 and earlier	860	(20)	841	—	—	—	6.86	4.45	12.40
Total Prime	1,461	(28)	1,459	(4)	—	(4)	10.25	12.45	10.08
Alt-A, option ARM
2007	772	(31)	764	—	—	—	23.95	44.17	15.61
2006	119	(7)	129	(1)	—	(1)	22.37	44.90	7.19
2005	87	(2)	116	—	—	—	19.26	22.73	4.94
Total Alt-A, option ARM	978	(40)	1,009	(1)	—	(1)	23.04	41.03	12.93
Alt-A, other
2008	113	(10)	102	—	—	—	9.73	31.80	23.69
2007	1,280	(60)	1,271	(12)	8	(4)	20.37	27.12	11.45
2006	466	—	524	(3)	2	(1)	18.56	18.43	1.61
2005	2,195	(83)	2,163	(5)	3	(2)	14.59	14.21	5.64
2004 and earlier	699	(19)	689	—	—	—	11.49	8.14	17.32
Total Alt-A, other	4,753	(172)	4,749	(20)	13	(7)	16.13	17.83	8.69
Total	$7,192	$(240)	$7,217	$(25)	$13	$(12)	16.10%	20.48%	9.62%

(1)	Amounts are for the nine months ended September 30, 2015.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $900 million, $563 million, and $2.7 billion, respectively, at September 30, 2015, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $902 million, $485 million, and $2.5 billion, respectively, at September 30, 2015.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2015.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2015
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	12.4	13.6	28.2	18.3
2007	9.5	4.9	22.4	9.8
2006	10.6	10.3	25.9	11.7
2005	15.5	6.8	26.1	13.0
2004 and earlier	16.5	4.3	21.3	11.7
Total Prime	14.9	6.8	23.3	13.2
Alt-A, option ARM
2007	6.3	34.9	39.8	15.7
2006	5.7	37.2	39.0	7.5
2005	6.8	24.7	36.6	5.0
Total Alt-A, option ARM	6.3	33.6	39.2	13.0
Alt-A, other
2007	10.6	25.9	36.9	6.8
2006	10.3	23.8	38.8	8.7
2005	12.8	16.0	36.2	6.0
2004 and earlier	14.3	12.1	31.5	17.4
Total Alt-A, other	12.0	19.3	36.2	8.2
Total	11.5	19.7	34.8	9.7

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Prime
2008	93.00%	93.09%	93.52%	92.36%	92.22%
2007	83.03	83.73	83.70	83.38	86.00
2006	92.03	92.65	92.10	91.51	91.82
2005	97.61	96.90	97.64	97.78	98.23
2004 and earlier	97.74	98.18	98.25	98.24	98.75
Weighted average of all Prime	93.21	93.68	93.85	93.70	94.67
Alt-A, option ARM
2007	81.13	82.19	81.63	80.82	81.14
2006	77.49	78.54	79.33	79.83	79.33
2005	59.24	60.14	58.98	56.16	56.01
Weighted average of all Alt-A, option ARM	77.37	78.30	77.73	76.72	76.84
Alt-A, other
2008	88.74	89.64	92.47	96.33	93.86
2007	85.94	86.12	87.12	86.85	87.08
2006	84.23	84.75	84.85	84.45	84.70
2005	88.09	88.35	88.24	88.29	88.90
2004 and earlier	97.98	98.34	98.52	98.31	98.56
Weighted average of all Alt-A, other	88.36	88.67	88.99	88.95	89.33
Weighted average of all PLRMBS	87.54%	88.02%	88.21%	88.03%	88.52%

The Bank determined that, as of September 30, 2015, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2015, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2015. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

Uncleared Derivatives. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure according to the counterparty’s long-term debt or deposit credit rating, as determined by the rating agencies, or (ii) set at zero (subject to a minimum transfer amount). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, and floors), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2015.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2015.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$5,492	$132	$(128)	$—	$4
Cleared derivatives(2)	49,593	90	(54)	—	36
Liability positions with credit exposure:
Uncleared derivatives
AA	727	(1)	1	—	—
A	4,482	(19)	20	—	1
Total derivative positions with credit exposure to nonmember counterparties	60,294	202	(161)	—	41
Member institutions(3)	8	—	—	—	—
Total	60,302	$202	$(161)	$—	$41
Derivative positions without credit exposure	15,486
Total notional	$75,788

December 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$148	$1	$—	$—	$1
A	7,439	166	(164)	—	2
Cleared derivatives(2)	10,629	79	(65)	—	14
Liability positions with credit exposure:
Uncleared derivatives
A	50	—	—	—	—
Cleared derivatives(2)	14,290	(10)	27	—	17
Total derivative positions with credit exposure to nonmember counterparties	32,556	$236	$(202)	$—	$34
Derivative positions without credit exposure	29,741
Total notional	$62,297

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard & Poor’s.

(3)	Member institutions include mortgage delivery commitments with members.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2015 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2014 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

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

Joint Final Rules on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency jointly adopted final rules to establish minimum margin and capital requirements for swap entities (registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants) that are subject to the jurisdiction of one of the agencies listed above.

When they take effect, the final margin rules will subject non-cleared swaps and non-cleared security-based swaps between swap entities covered by the rules and financial end users that have “material swaps exposure” (an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin requirement will be calculated by the swap entity using either a standardized schedule set forth in the rules or an internal margin model conforming to the requirements of the rules. The final margin rules specify the types of collateral that may be posted or collected as initial margin and haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated.

The final margin rules also require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between covered swap entities and all financial end users and impose limits on the types of eligible collateral.

The new variation margin requirement will become effective for the Bank on March 1, 2017; it is not expected to have a material impact on the Bank’s costs.

The new initial margin requirement is expected to become effective for the Bank on September 1, 2020. Although the Bank is not a swap dealer, major swap participant, or other covered swap entity under the final margin rules, the Bank is a financial end user and will likely be subject to the initial margin requirements of the final rules when those requirements become effective (assuming that the Bank’s daily aggregate notional amount of outstanding swaps with all counterparties for June, July, and August of the previous year exceeds $8 billion). The Bank anticipates that the initial margin requirements will increase its cost of engaging in non-cleared swaps.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of any FHLBank. The par value of the outstanding consolidated obligations of the FHLBanks was $856.5 billion at September 30, 2015, and $847.2 billion at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79.6 billion at September 30, 2015, and $68.5 billion at December 31, 2014. The Bank had committed to the issuance of $80 million and $3 million in consolidated obligations at September 30, 2015, and December 31, 2014, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2015, the Bank had $19 million in advance commitments and $11.2 billion in standby letters of credit outstanding. At December 31, 2014, the Bank had $126 million in advance commitments and $5.4 billion in standby letters of credit outstanding.

For additional information, see “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of September 30, 2015.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2015	December 31, 2014
+200 basis-point change above current rates	–4.1%	–2.7%
+100 basis-point change above current rates	–1.9	–1.2
–100 basis-point change below current rates(2)	+3.7	+2.6
–200 basis-point change below current rates(2)	+10.2	+6.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2015, are comparable in rising rate scenarios and exhibit greater favorable sensitivity in declining rate scenarios compared to the estimates as of December 31, 2014. The change in sensitivity in the declining rate scenarios is primarily related to the current low interest rate environment, in which interest rates in declining rate scenarios cannot decrease to the same extent as interest rates in rising rate scenarios can increase. As of September 30, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014. LIBOR interest rates as of September 30, 2015, were 6 basis points higher for the 1-year term, 38 basis points lower for the 5-year term, and 28 basis points lower for the 10-year term.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the sensitivity of the net portfolio value of capital to changes in interest rates as of September 30, 2015, are comparable in rising rate scenarios and exhibit greater favorable sensitivity in declining rate scenarios compared to the estimates as of December 31, 2014. The change in sensitivity in the declining rate scenarios is primarily related to the current low interest rate environment, in which interest rates in declining rate scenarios cannot decrease to the same extent as interest rates in rising rate scenarios can increase. As of September 30, 2015, interest rates could decrease less in a declining rate scenario relative to the measurements as of December 31, 2014. LIBOR interest rates as of September 30, 2015, were 6 basis points higher for the 1-year term, 38 basis points lower for the 5-year term, and 28 basis points lower for the 10-year term.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2015	December 31, 2014
+200 basis-point change above current rates	–3.8%	–2.7%
+100 basis-point change above current rates	–1.7	–1.1
–100 basis-point change below current rates(2)	+2.7	+1.9
–200 basis-point change below current rates(2)	+7.3	+4.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 202% as of September 30, 2015.

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

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at September 30, 2015, and less than one month at December 31, 2014.

Total Bank Duration Gap Analysis

	September 30, 2015		December 31, 2014
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$85,899	8	$75,807	10
Liabilities	80,985	7	70,114	10
Net	$4,914	1	$5,693	—

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2015, and December 31, 2014.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2015	December 31, 2014
+200 basis-point change	–2.4%	–1.6%
+100 basis-point change	–1.2	–0.7
–100 basis-point change(2)	+2.7	+2.0
–200 basis-point change(2)	+5.4	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2015, are comparable to the estimates as of December 31, 2014. LIBOR interest rates as of September 30, 2015, were 6 basis points higher for the 1-year term, 38 basis points lower for the 5-year term, and 28 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2015, and December 31, 2014. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2015, are comparable to the estimates as of December 31, 2014. LIBOR interest rates as of September 30, 2015, were 6 basis points higher for the 1-year term, 38 basis points lower for the 5-year term, and 28 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2015	December 31, 2014
+200 basis-point change above current rates	–2.3%	–1.7%
+100 basis-point change above current rates	–1.0	–0.7
–100 basis-point change below current rates(2)	+1.8	+1.3
–200 basis-point change below current rates(2)	+3.0	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Board Resolution for 2016 Board of Directors Compensation and Expense Reimbursement Policy
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2015, and December 31, 2014; (ii) Statements of Income for the Nine Months Ended September 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the Nine Months Ended September 30, 2015 and 2014; (iv) Statements of Capital Accounts for the Nine Months Ended September 30, 2015 and 2014; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)