Form 10-K
period 2015-12-31
Federal Home Loan Bank of San Francisco
filed 2016-03-11
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $2,893 million. At February 29, 2016, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 28,019,551.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2015 Annual Report on Form 10-K

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

We are one of 11 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank operates as a separate federally chartered corporation with its own board of directors, management, and employees. The FHLBanks were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), an independent federal agency.

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

Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $5.6 million to over $139 billion in assets.

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

As of December 31, 2015, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	193	$1,335	103	$25,333
Savings institutions	12	154	7	1,700
Credit unions	119	725	36	5,464
Industrial loan companies	3	2	3	43
Insurance companies	7	33	2	202
Community development financial institutions	6	4	3	90
Total member institutions	340	2,253	154	32,832
Housing associates eligible to borrow	1	—	—	—
Other nonmember institutions(1)	9	488	7	18,009
Total	350	$2,741	161	$50,841

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

Our Business Model

Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members through their investment in the Bank's capital stock. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank's capital stock.

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

We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times capital. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk.

Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Throughout 2015, the Bank continued to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock. The Bank paid dividends totaling $434 million and $360 million in 2015 and 2014, respectively, repurchased $2.0 billion and $2.0 billion in excess capital stock in 2015 and 2014, respectively, and redeemed $53 million and $296 million in mandatorily redeemable capital stock during 2015 and 2014, respectively. Total excess capital stock was $0.4 billion and $1.1 billion as of December 31, 2015 and 2014, respectively.

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

Our credit products also help members with their asset-liability management. Members can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member's option and advances with embedded option features (such as caps and floors), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with interest rate caps in the member's portfolio.

We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or to another specified index. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, and call and put options);

•	amortizing advances; and

•
advances with partial prepayment symmetry. (Partial prepayment symmetry is a product feature under which the Bank may charge a prepayment fee or pay a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)

For each customized advance, we typically execute a derivative to enable us to offset the customized features embedded in the advance.

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

All advances must be fully collateralized. To secure advances, borrowers may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a type of collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2015 was $1,123 million.

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

Throughout 2015, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive, and periodically adjusted the maximum borrowing capacity of certain collateral types. When necessary, we required additional collateral to fully secure advances.

Based on the collateral pledged as security for advances, our credit analyses of our borrowers' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank in 2015. We have never experienced any credit losses on advances.

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

We may invest in short-term unsecured Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. Our investments also include bonds issued by the Federal Farm Credit Banks, all of which are rated Aaa by Moody’s and AA+ by Standard & Poor’s. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

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

Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate mortgage loans and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) from members for the Bank’s own portfolio under the MPF Original and MPF Government products. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.)

The Bank has approved ten members as participating financial institutions since renewing its participation in the MPF Program in 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. The MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. The MPF Government product also allows us to offer members a new tool to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded $942 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 120,000 affordable homes.

We allocate at least 82% of our annual AHP subsidy to our competitive AHP, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in an annual competitive process. All subsidies for the competitive AHP are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.

We allocate the remainder of our annual AHP subsidy, up to 18%, to our two homeownership set-aside programs, the Individual Development and Empowerment Account Program and the Workforce Initiative Subsidy for Homeownership Program. Under these programs, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide early-stage funding for targeted economic development projects and non-AHP-eligible affordable housing initiatives that create or preserve jobs, facilitate improvements to public or private infrastructure, or deliver social services, training or education programs, or other services and programs that benefit lower-income neighborhoods. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2015, the Bank awarded $1 million in AHEAD Program grants.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2015, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2015, Standard & Poor’s rated the FHLBanks’ consolidated obligations AA+, and Moody’s rated them Aaa. As of December 31, 2015, Standard & Poor’s assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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

Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above). Typically, the maturities of these securities range from 6 months to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activity in this segment and the cost of funding those activities, including the net settlements from associated interest rate exchange agreements, and from earnings on invested capital.

The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and the related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

Additional information about business segments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements, also known as derivatives, as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the ordinary course of business. The types of derivatives we may use include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap and floor agreements.

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

We measure the Bank’s market risk at the enterprise level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities, net of the related derivatives), which was one month at December 31, 2015. This low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

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

We implemented our capital plan on April 1, 2004. The capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source. With the approval of the Board of Directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Agency.

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

By letter dated December 10, 2015, the Director of the Finance Agency notified the Bank that, based on September 30, 2015, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

The Housing Act and Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, capital stock dividends, capital stock repurchases, or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized or would be reclassified to a lower capital classification, or if such distribution violates any statutory or regulatory restriction, and, in the case of a significantly undercapitalized FHLBank, an FHLBank may not make any capital distribution without approval from the Director of the Finance Agency.

To assess the safety and soundness of the Bank, the Finance Agency conducts an annual on-site examination of the Bank and other periodic reviews of its financial operations. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency.

The Bank’s capital stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g)(1) of the Securities Exchange Act of 1934 (1934 Act) and, as a result, we are required to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other SEC requirements.

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

The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivatives trading pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks are subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules affect all aspects of the Bank’s derivatives activities by establishing requirements relating to derivatives recordkeeping and reporting, clearing, execution, and margining of uncleared derivative transactions.

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

Employees

We had 263 employees at December 31, 2015. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. There continue to be challenges to the ongoing economic and housing recovery because of tight credit standards and financial market volatility, which could deter potential home buyers from taking advantage of low mortgage interest rates. If these conditions remain unchanged or deteriorate, the Bank’s business and results of operations could be adversely affected.

If adverse trends reappear in the mortgage lending sector, including declines in housing prices or deterioration in loan performance trends, a reduction could occur in the value of collateral pledged to the Bank to secure member credit and in the fair value of the Bank’s mortgage-backed securities (MBS) investments.

Adverse economic conditions may contribute to deterioration in the credit quality of our MBS and mortgage loan portfolios and could have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2008 and continuing through 2011, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates, which contributed to high delinquency rates on the mortgage loans underlying our private-label residential MBS (PLRMBS) portfolio. Credit-related other-than-temporary impairment (OTTI) charges on certain of our PLRMBS adversely affected our earnings as a result of these conditions. If significant adverse trends in the housing markets reappear, there may be further adverse impacts on the performance of the Bank’s PLRMBS and mortgage loans, which may adversely affect the Bank’s financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, economic deterioration, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Loan servicing and modification programs or legal actions could adversely affect the value of our MBS and mortgage loans.

Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our MBS and mortgage loans. In addition, legal actions relating to mortgage loan servicing and modifications could adversely affect the members, counterparties, and servicers of the Bank's mortgage collateral and the value of our PLRMBS.

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

While the housing and mortgage markets continued to recover in terms of sales and financing activity in 2015, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production may result in low levels of residential portfolio lending activity for some members, which could reduce the need for wholesale mortgage funding. A negative trend in the housing and mortgage markets could result in a decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Changes in or limits on our ability to access the capital markets could adversely affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Our primary source of funds is the sale of Federal Home Loan Bank (FHLBank) System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets. The sale of FHLBank System consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLBank System consolidated obligations. In addition, the level of dealer participation and support also affect liquidity in the agency debt markets. Based on these factors, we may not be able to obtain funding on acceptable terms. If we cannot access funding on acceptable terms when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of the Bank's business model.

Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

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

We assume secured and unsecured credit risk associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions. Credit losses could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivative counterparties, mortgage servicers that service the loans we hold as collateral for advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)

We rely on derivative transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivative transactions on acceptable terms.

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

We have a high concentration of advances and capital with five institutions and their affiliates. Two of the five institutions had increased borrowings from the Bank during 2015, including JPMorgan Chase Bank, National Association (JPMorgan Chase), whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2015. The remaining three institutions decreased their borrowings from the Bank during 2015. All of the institutions may prepay or repay advances as they come due. If no other advances or investments are made to replace the prepaid and repaid advances of these institutions, it would result in a significant reduction of our total assets. In addition, because JPMorgan Chase is not a member of the Bank, it is not able to borrow new advances from the Bank or replace outstanding advances as they are repaid or prepaid, so a decrease in advances outstanding to JPMorgan Chase, if they are not replaced with advances to other members or other assets or investments, will result in lower total assets and may result in lower net income for the Bank. The reduction in advances could result in a reduction of capital as the Bank repurchases the resulting excess capital stock, at the Bank’s discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank’s net income.

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

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends or our ability to redeem or repurchase capital stock.

A material and prolonged decline in advances could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

If members continue to experience high levels of liquidity, we could experience decreases in members’ use of Bank advances. Also, nonmembers (including former members and member successors) are not eligible to borrow new advances from the Bank or renew existing advances as they mature. Although the Bank’s business model is designed to enable us to safely expand and contract our assets, liabilities, and capital as our members’ credit needs change, a prolonged material decline in advances could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

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

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10% of their current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP) for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than 10% of our current year’s net earnings to the AHP. An increase in our AHP contribution could adversely affect our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

Changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorships may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on all GSE debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher rates on consolidated obligations to make them attractive to investors. If we maintain our current approach to pricing advances, an increase in the cost of issuing consolidated obligations could reduce our net interest spread (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the price of our advances to avoid a decrease in the net interest spread, the advances may be less attractive to our members, and our outstanding advances balances may decrease. In addition, an increase in the cost of issuing consolidated obligations could reduce our net interest spread on other interest-earning assets. As a result, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyber attacks, of our information systems or those of critical vendors and third parties could disrupt the Bank’s business or adversely affect our financial condition, results of operations, or reputation.

We rely heavily on our information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If we or one of our critical vendors experiences a failure, interruption, or security breach in any information systems or other technology, including events caused by cyber attacks, we may be unable to conduct and manage our business effectively. In addition, such failure or breach could result in significant losses, a loss of personal and confidential information, or reputational damage. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a similar risk of failure or interruption in implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our member business, member relations, risk management, reputation, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements or cause the shareholder to fail to maintain its minimum investment requirement, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess capital stock to another member or nonmember shareholder at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 108,147 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 9,858 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

JPMorgan Chase Bank, National Association, a nonmember borrower of the Bank, is not a defendant in these actions, but is affiliated with the Bear Stearns and WaMu defendants.

The San Francisco Superior Court has scheduled a series of trials for certain claims beginning in 2016.

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

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies). There is no established marketplace for the Bank's capital stock. The Bank’s capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member. At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 29, 2016, the Bank had 22,618,100 shares of Class B stock held by 336 members and 5,401,451 shares of Class B stock held by 13 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

The Bank’s dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below.

	2015			2014
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$59	$15	7.11%	$58	$39	6.67%
Second quarter(2)	182	38	22.65	59	34	6.80
Third quarter	72	7	10.01	61	26	7.35
Fourth quarter	56	5	8.79	62	21	7.40

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the par value of $100 per share.

(2)
In the second quarter of 2015, the amount includes a special dividend at an annualized rate of 14.98%, totaling $145 million, including $120 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock.

Additional information regarding the Bank’s dividends is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2015 to 2014 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2015	2014	2013	2012	2011
Selected Balance Sheet Items at Yearend
Total Assets	$85,707	$75,807	$85,774	$86,421	$113,552
Advances	50,919	38,986	44,395	43,750	68,164
Mortgage Loans Held for Portfolio, Net	655	708	905	1,289	1,829
Investments(1)	32,275	31,949	35,260	40,528	39,368
Consolidated Obligations:(2)
Bonds	51,835	47,045	53,207	70,310	83,350
Discount Notes	27,648	21,811	24,194	5,209	19,152
Mandatorily Redeemable Capital Stock	488	719	2,071	4,343	5,578
Capital Stock —Class B —Putable	2,253	3,278	3,460	4,160	4,795
Unrestricted Retained Earnings	610	294	317	246	—
Restricted Retained Earnings	2,018	2,065	2,077	2,001	1,803
Accumulated Other Comprehensive Income/(Loss) (AOCI)	15	56	(145)	(794)	(1,893)
Total Capital	4,896	5,693	5,709	5,613	4,705
Selected Operating Results for the Year
Net Interest Income	$477	$539	$482	$848	$1,033
Provision for/(Reversal of) Credit Losses on Mortgage Loans	1	—	(1)	(1)	4
Other Income/(Loss)	388	(154)	5	(164)	(645)
Other Expense	148	144	128	134	126
Assessments	78	36	52	60	42
Net Income/(Loss)	$638	$205	$308	$491	$216
Selected Other Data for the Year
Net Interest Margin(3)	0.57%	0.64%	0.56%	0.84%	0.74%
Operating Expenses as a Percent of Average Assets	0.16	0.16	0.13	0.11	0.08
Return on Average Assets	0.76	0.24	0.35	0.48	0.15
Return on Average Equity	11.68	3.58	5.36	9.44	3.43
Annualized Dividend Rate	12.39	7.02	3.99	0.97	0.29
Dividend Payout Ratio(4)	57.81	117.29	52.29	9.41	10.16
Average Equity to Average Assets Ratio	6.52	6.75	6.55	5.09	4.49
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	6.26	8.38	9.24	12.44	10.72
Duration Gap (in months)	1	—	1	(1)	2

(1)	Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2015	$905,202
2014	847,175
2013	766,837
2012	687,902
2011	691,868

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

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

Overview

Net income for 2015 was $638 million, compared with net income of $205 million for 2014. The $433 million increase in net income for 2015 relative to the prior-year period primarily reflected a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation, partially offset by a decline in net interest income.

Net interest income for 2015 was $477 million, down from $539 million for 2014. The decrease was primarily due to a decline in earnings on MBS, mortgage loans, and invested capital because of lower average balances, partially offset by lower dividends paid on mandatorily redeemable capital stock (which are classified as interest expense).

Other income/(loss) for 2015, excluding the gain from the litigation settlement, was a loss of $71 million, compared with a loss of $154 million for 2014. The change reflected reduced net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value of $50 million, compared with net fair value losses of $94 million for 2014. The change in net fair value losses was primarily due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change in other income/(loss) also reflected expense on derivative instruments used in economic hedges of $18 million, compared with expense of $64 million for 2014. Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During 2015, total assets increased $9.9 billion, to $85.7 billion at December 31, 2015, from $75.8 billion at December 31, 2014. Advances increased $11.9 billion, or 31%, to $50.9 billion at December 31, 2015, from $39.0 billion at December 31, 2014.

Accumulated other comprehensive income/(loss) decreased by $41 million during 2015, to $15 million at December 31, 2015, from $56 million at December 31, 2014, primarily as a result of a decline in the fair value of PLRMBS classified as available-for-sale (AFS).

Additional information about investments and other-than-temporary impairment (OTTI) losses associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis” Additional information about the Bank’s PLRMBS is also provided in “Part I. Item 3. Legal Proceedings.”

On February 18, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2015 at an annualized rate of 7.99%. The dividend will total $55 million, including $10 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2016. The Bank recorded the dividend on February 18, 2016, and expects to pay the dividend on or about March 17, 2016.

As of December 31, 2015, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.3%, exceeding the 4.0% requirement. The Bank had $5.4 billion in permanent capital, exceeding its risk-based capital requirement of $2.7 billion. Total retained earnings as of December 31, 2015, were $2.6 billion.

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 million from $25 million, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement to a range of 2.0% to 5.0% from a range of 4.4% to 5.0% for advances and to a range of 0.0% to 5.0% from a range of 5.0% to 5.7% for mortgage loans purchased and held by the Bank. Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to

2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 18, 2016. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Results of Operations

Comparison of 2015 and 2014

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2015 and 2014, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$719	$—	0.01%	$325	$—	0.01%
Securities purchased under agreements to resell	2,513	3	0.10	1,436	1	0.06
Federal funds sold	6,847	9	0.13	9,602	11	0.12
Trading securities:
Mortgage-backed securities (MBS)	10	—	1.68	12	—	1.63
Other investments	2,439	5	0.21	3,432	6	0.18
Available-for-sale (AFS) securities:(1)
MBS(2)	5,809	264	4.54	6,700	278	4.15
Held-to-maturity (HTM) securities:(1)
MBS	11,783	292	2.48	14,338	358	2.49
Other investments	297	1	0.51	2,111	4	0.20
Mortgage loans held for portfolio	675	33	4.91	806	42	5.16
Advances(3)	51,899	299	0.58	45,104	305	0.68
Loans to other FHLBanks	5	—	0.11	3	—	0.07
Total interest-earning assets	82,996	906	1.09	83,869	1,005	1.20
Other assets(4)(5)	829	—	—	929	—	—
Total Assets	$83,825	$906	1.08%	$84,798	$1,005	1.19%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$47,481	$317	0.67%	$52,805	$326	0.62%
Discount notes	28,853	46	0.16	23,582	20	0.09
Deposits and other borrowings	1,122	1	0.05	835	—	0.05
Mandatorily redeemable capital stock	421	65	15.49	1,348	120	8.88
Total interest-bearing liabilities	77,877	429	0.55	78,570	466	0.59
Other liabilities(4)	485	—	—	501	—	—
Total Liabilities	78,362	429	0.55	79,071	466	0.59
Total Capital	5,463	—	—	5,727	—	—
Total Liabilities and Capital	$83,825	$429	0.51%	$84,798	$466	0.55%
Net Interest Income		$477			$539
Net Interest Spread(6)			0.54%			0.61%
Net Interest Margin(7)			0.57%			0.64%
Interest-earning Assets/Interest-bearing Liabilities	106.57%			106.74%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $74 million and $68 million in 2015 and 2014, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2015			2014
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(2)	$(106)	$(108)	$(4)	$(128)	$(132)
Consolidated obligation bonds	5	257	262	5	260	265

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in 2015 was $477 million, a 12% decrease from $539 million in 2014. The following table details the changes in interest income and interest expense for 2015 compared to 2014. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2015 Compared to 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$2	$1	$1
Federal funds sold	(2)	(3)	$1
Trading securities: Other investments	(1)	(2)	1
AFS securities:
MBS	(14)	(39)	25
HTM securities:
MBS	(66)	(63)	(3)
Other investments	(3)	(6)	3
Mortgage loans held for portfolio	(9)	(7)	(2)
Advances(2)	(6)	43	(49)
Total interest-earning assets	(99)	(76)	(23)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(9)	(35)	26
Discount notes	26	5	21
Deposits and other borrowings	1	1	—
Mandatorily redeemable capital stock	(55)	(112)	57
Total interest-bearing liabilities	(37)	(141)	104
Net interest income	$(62)	$65	$(127)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 57 basis points for 2015, 7 basis points lower than the net interest margin for 2014, which was 64 basis points. The net interest spread was 54 basis points for 2015, 7 basis points lower than the net interest spread for 2014, which was 61 basis points. These decreases were primarily due to the decline in earnings on interest-earning assets and a decrease in earnings on invested capital because of lower average capital balances, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense. This decrease in interest expense was partially offset by the accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2015 and 2014.

Other Income/(Loss)

(In millions)	2015	2014
Other Income/(Loss):
Total OTTI loss	$(31)	$(14)
Net amount of OTTI loss reclassified to/(from) AOCI	16	10
Net OTTI loss, credit-related	(15)	(4)
Net gain/(loss) on trading securities(1)	(2)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(50)	(93)
Net gain/(loss) on derivatives and hedging activities	(16)	(64)
Gains on litigation settlements, net	459	—
Other	12	8
Total Other Income/(Loss)	$388	$(154)

(1) The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(1) million in 2015 and 2014, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2015 and 2014.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2015	2014
Advances	$(31)	$(11)
Consolidated obligation bonds	(19)	(82)
Total	$(50)	$(93)

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2015 and 2014.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2015 Compared to 2014

(In millions)	2015				2014
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$19	$(73)	$(54)	$—	$21	$(100)	$(79)
Not elected for fair value option	(1)	1	1	1	—	5	(7)	(2)
Consolidated obligation bonds:
Elected for fair value option	—	8	49	57	—	36	59	95
Not elected for fair value option	(9)	(19)	35	7	(12)	(24)	24	(12)
Consolidated obligation discount notes:
Not elected for fair value option	—	4	(30)	(26)	—	(12)	(39)	(51)
MBS:
Not elected for fair value option	—	(3)	—	(3)	—	(15)	—	(15)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	1	(1)	—
Mortgage delivery commitment:
Not elected for fair value option	—	2	—	2	—	—	—	—
Total	$(10)	$12	$(18)	$(16)	$(12)	$12	$(64)	$(64)

During 2015, net losses on derivatives and hedging activities totaled $16 million compared to net losses of $64 million in 2014. These amounts included expense of $18 million and expense of $64 million resulting from net settlements on derivative instruments used in economic hedges in 2015 and 2014, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Gains on litigation settlements, net – During 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation totaled $459 million (after netting certain legal fees and expenses).

Other Expense. Other expenses were $148 million in 2015 compared to $144 million in 2014, reflecting higher compensation and benefits and operating expenses in 2015.

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

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $332 million, $269 million, and $293 million for their AHPs in 2015, 2014, and 2013, respectively, and there was no AHP shortfall in any of those years.

The Bank’s total AHP assessments equaled $78 million in 2015, compared to $36 million in 2014. The increase in the AHP assessments reflected higher earnings in 2015.

Return on Average Equity. Return on average equity (ROE) was 11.68% in 2015, compared to 3.58% in 2014. The increase reflected the increase in net income in 2015 resulting from a $459 million gain (after netting certain legal fees and expenses) relating to settlements with certain defendants in connection with Bank’s PLRMBS litigation in the first quarter of 2015.

Dividends and Retained Earnings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2015, advances maturing within five years totaled $44.2 billion, significantly in excess of the $127 million of member deposits on that date. At December 31, 2014, advances maturing within five years totaled $37.0 billion, also significantly in excess of the $160 million of member deposits on that date. In addition, as of December 31, 2015 and 2014, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than 5 consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk”.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 200% as of December 31, 2015. For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk”.

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

Retained earnings related to valuation adjustments totaled $10 million and $35 million at December 31, 2015 and 2014, respectively.

Retained Earnings Related to Loss Protection and Capital Compliance – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank’s capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income resulting from an adverse interest rate environment, and to maintain capital compliance.

On July 31, 2015, the Board of Directors set the required amount of restricted retained earnings for loss protection and capital compliance at $2.0 billion. Restricted retained earnings available to meet this requirement include amounts related to the Bank’s buildup of retained earnings and to the Joint Capital Enhancement Agreement, but exclude retained earnings related to valuation adjustments. Restricted retained earnings for loss protection and capital compliance were $2.0 billion as of December 31, 2015.

This restricted retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

Buildup of Retained Earnings – As of March 31, 2012, the Bank reached the $1.8 billion target for the buildup of retained earnings that had previously been set by the Board of Directors. On July 31, 2015, the Board of Directors lowered the requirement to $1.65 billion and transferred $150 million to unrestricted retained earnings.

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

Retained earnings related to the JCE Agreement totaled $358 million and $230 million at December 31, 2015 and 2014, respectively.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2015, the Bank’s excess capital stock totaled $402 million, or 0.47% of total assets.

In 2015, the Bank paid dividends at an annualized rate of 12.39%, totaling $434 million, including $369 million in dividends on capital stock and $65 million in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $145 million, including $120 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock. In 2014, the Bank paid dividends at an annualized rate of 7.02%, totaling $360 million, including $240 million in dividends on capital stock and $120 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 18, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2015 at an annualized rate of 7.99% totaling $55 million, including $45 million in dividends on capital stock and $10 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 18, 2016. The Bank expects to pay the dividend on or about March 17, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2016.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

Comparison of 2014 to 2013

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2015 to 2014 – Dividends and Retained Earnings.”

Financial Condition

Total assets were $85.7 billion at December 31, 2015, compared to $75.8 billion at December 31, 2014. Advances increased by $11.9 billion, or 31%, to $50.9 billion at December 31, 2015, from $39.0 billion at December 31, 2014. MBS decreased by $3.6 billion, or 18%, to $16.0 billion at December 31, 2015, from $19.6 billion at December 31, 2014. Average total assets were $83.8 billion for 2015, a 1% decrease compared to $84.8 billion for 2014. Average advances were $51.9 billion for 2015, a 15% increase from $45.1 billion for 2014. Average MBS were $17.6 billion for 2015, a 17% decrease from $21.1 billion for 2014.

Advances outstanding at December 31, 2015, included unrealized gains of $78 million, of which $40 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $38 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2014, included unrealized gains of $156 million, of which $67 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $89 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2014, to December 31, 2015, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $80.8 billion at December 31, 2015, an increase of $10.7 billion from $70.1 billion at December 31, 2014, reflecting an increase in consolidated obligations outstanding from $68.9 billion at December 31, 2014, to $79.5 billion at December 31, 2015, partially offset by a decrease in mandatorily redeemable capital stock from $0.7 billion at December 31, 2014, to $0.5 billion at December 31, 2015. The decrease in mandatorily redeemable capital stock was primarily attributable to the Bank’s repurchase of excess capital stock during 2015. Average total liabilities were $78.4 billion for 2015, a 1% decrease compared to $79.1 billion for 2014. Average consolidated obligations were $76.3 billion for 2015 and $76.4 billion for 2014. Average mandatorily redeemable capital stock was $0.4 billion for 2015, and $1.3 billion for 2014.

Consolidated obligations outstanding at December 31, 2015, included unrealized losses of $142 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $17 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2014, included unrealized losses of $308 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $31 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and the decrease in the unrealized gains on the consolidated obligation bonds carried at fair value from December 31, 2014, to December 31, 2015, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $905.2 billion at December 31, 2015, and $847.2 billion at December 31, 2014.

On October 2, 2015, Standard & Poor’s Rating Services (Standard & Poor’s) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.

On December 21, 2015, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of December 31, 2015, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $13.6 billion, or 25%, to $69.0 billion (81% of total assets) at December 31, 2015, from $55.4 billion (73% of total assets) at December 31, 2014.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $155 million in 2015, a decrease of $11 million, or 7%, compared with $166 million in 2014. The decrease was primarily due to a decline in spreads on advances-related assets and a decline in earnings on invested capital because of lower average capital balances, partially offset by an increase in earnings because of higher advances balances.

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

Adjusted net interest income for this segment represented 31%, 29% and 28% of total adjusted net interest income for 2015, 2014, and 2013, respectively.

Members and nonmember borrowers prepaid $2.2 billion of advances in 2015 compared to $1.7 billion in 2014. Interest income was increased by net prepayment fees of $8 million in 2015 and $6 million in 2014.

Advances – The par value of advances outstanding increased by $12.0 billion, or 31%, to $50.8 billion at December 31, 2015, from $38.8 billion at December 31, 2014. Average advances outstanding were $51.9 billion in 2015, a 15% increase from $45.1 billion in 2014.

The increase in advances outstanding was primarily attributable to a $10.3 billion net increase in advances outstanding to the Bank’s top five borrowers and their affiliates, including JPMorgan Chase, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2015. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances– Credit and Concentration Risk” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Concentration” for further information.) Advances to the top five borrowers increased to $31.7 billion at December 31, 2015, from $21.4 billion at December 31, 2014. Two of the top five borrowers increased their borrowings from the Bank during 2015, while the remaining three borrowers decreased their borrowings from the Bank. The increase was also attributable to a $1.7 billion increase in total advances outstanding to the Bank’s other borrowers of varying asset sizes and charter types. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances” for further information.)

The $12.0 billion increase in advances outstanding primarily reflected a $13.9 billion increase in adjustable rate advances and a $3.4 billion increase in variable rate advances, partially offset by a $5.3 billion decrease in fixed rate advances.

The components of the advances portfolio at December 31, 2015 and 2014, are presented in the following table.

Advances Portfolio by Product Type

	2015		2014
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$5,912	12%	$7,068	19%
Adjustable – LIBOR, callable at borrower’s option	15,150	30	—	—
Adjustable – LIBOR, with caps and/or floors	50	—	56	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	100	—
Adjustable – Other Indices	2	—	—	—
Subtotal adjustable rate advances	21,144	42	7,224	19
Fixed	18,674	37	22,626	58
Fixed – amortizing	231	—	242	1
Fixed – with PPS(1)	2,859	5	3,991	10
Fixed – with caps and PPS(1)	275	1	425	1
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	271	1	324	1
Fixed – putable at Bank’s option	65	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	22,454	44	27,752	71
Daily variable rate	7,243	14	3,854	10
Total par value	$50,841	100%	$38,830	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $16.3 billion and $12.3 billion as of December 31, 2015 and 2014, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of short-term securities purchased under agreements to resell, partially offset by lower balances of Federal funds sold and agency debentures.

Cash and Due from Banks – Cash and due from banks was $1.6 billion at December 31, 2015, a $2.3 billion decrease compared to December 31, 2014. Cash and due from banks is largely composed of cash held at the Federal Reserve Bank of San Francisco and can increase or decrease depending on the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $64.1 billion at December 31, 2015, from $49.7 billion at December 31, 2014. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

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

At December 31, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.6 billion, of which $17.4 billion were hedging advances, $54.6 billion were hedging consolidated obligations, $0.5 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. At December 31, 2014, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.2 billion, of which $17.8 billion were hedging advances, $35.0 billion were hedging consolidated obligations, and $2.4 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

On December 16, 2015, the Federal Open Market Committee (FOMC) changed the target Federal funds rate for the first time since 2008. The new target range for the Federal funds rate was set to 0.25% to 0.50% in response to a continued moderate increase in economic activity and improvement in labor market conditions. As of December 31, 2015, rates on 3-month U.S. Treasury bills, 3-month LIBOR, and 2-year and 5-year U.S. Treasury notes increased compared with December 31, 2014.

Selected Market Interest Rates

Market Instrument	December 31, 2015	December 31, 2014
Federal Reserve target range for overnight Federal funds	0.25-0.50%	0-0.25%
3-month Treasury bill	0.16	0.03
3-month LIBOR	0.61	0.26
2-year Treasury note	1.05	0.67
5-year Treasury note	1.76	1.65

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in 2015 and 2014. The average issuance cost of consolidated obligation bonds relative to LIBOR was slightly more expensive in 2015 compared to 2014, while the average cost of consolidated obligation discount notes improved over the same period.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2015	December 31, 2014
Consolidated obligation bonds	–11.8	–12.4
Consolidated obligation discount notes (one month and greater)	–15.8	–14.7

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

At December 31, 2015, assets associated with this segment were $16.7 billion (19% of total assets), a decrease of $3.7 billion from $20.4 billion at December 31, 2014 (27% of total assets).

Adjusted net interest income for this segment was $351 million in 2015, a decrease of $59 million, or 14%, from $410 million in 2014. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans and reduced spreads on mortgage-related assets, partially offset by the net accretion, which includes yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 69%, 71%, and 72% of total adjusted net interest income for 2015, 2014, and 2013, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.0 billion at December 31, 2015, compared with $19.6 billion at December 31, 2014. During 2015, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $3.7 billion. In 2015, average MBS investments were $17.6 billion, a decrease of $3.5 billion from $21.1 billion in 2014. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and intermediate-term and long-term adjustable rate MBS investments are also subject to interest rate cap risk. The Bank has managed these risks predominately by purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt. The Bank has purchased interest rate caps to hedge some of the interest rate cap risk associated with the long-term adjustable rate MBS investments.

MPF Program – Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. As of December 31, 2015, the Bank had approved ten members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

As of December 31, 2015, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the

Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

Mortgage loan balances decreased to $655 million at December 31, 2015, from $708 million at December 31, 2014, a decrease of $53 million. Average mortgage loans were $675 million in 2015, a decrease of $131 million from $806 million in 2014.

At December 31, 2015, and 2014, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” The Bank purchased $131 million in eligible loans under the MPF Original product during 2015. Mortgage loan balances at December 31, 2015 and 2014, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2015	2014
MPF Plus	$486	$653
MPF Original	167	60
Subtotal	653	713
Unamortized premiums	10	6
Unamortized discounts	(8)	(10)
Mortgage loans held for portfolio	655	709
Less: Allowance for credit losses	—	(1)
Mortgage loans held for portfolio, net	$655	$708

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2015 and 2014. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2015	2014
Outstanding amounts wholly owned by the Bank	$472	$462
Outstanding amounts with participation interests by FHLBank:
San Francisco	181	251
Chicago	116	156
Total	$769	$869
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	3,624	4,111
Number of outstanding loans participated	4,104	5,013
Total number of loans outstanding	7,728	9,124

Under the Bank’s agreement with the FHLBank of Chicago, the credit risk is shared pro rata between the two FHLBanks according to: (i) their respective ownership of the loans in each master commitment for MPF Plus and (ii) their respective participation shares of the first loss account for the master commitment for MPF Original.

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $3.7 billion to $16.7 billion at December 31, 2015, from $20.4 billion at December 31, 2014, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.2 billion at December 31, 2015, of which $5.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.1 billion at December 31, 2014, of which $4.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

Liquidity

The Bank strives to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. The Bank monitors its financial position in order to maintain ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity and loan sale activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases and as it sells mortgage loans to the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%. Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.

The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess capital stock, at the Bank’s discretion. On May 29, 2015, the Bank reinstated its practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement.

The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 million from $25 million, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement to a range of 2.0% to 5.0% from a range of 4.4% to 5.0% for advances and to a range of 0.0% to 5.0% from a range of 5.0% to 5.7% for mortgage loans purchased and held by the Bank. Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

The Bank maintained its strong regulatory capital position while repurchasing $2.0 billion and $2.0 billion in excess capital stock during 2014 and 2015, respectively, and redeeming $296 million and $53 million in mandatorily redeemable capital stock in 2014 and 2015, respectively. Total excess capital stock was $0.4 billion as of December 31, 2015, compared to $1.1 billion as of December 31, 2014.

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

Capital

The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member's excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. Excess capital stock is defined as any capital stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank’s capital plan.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank maintained its strong regulatory capital position while repurchasing $2.0 billion and $2.0 billion in excess capital stock during 2015 and 2014, respectively.

On May 29, 2015, the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of the member, subject to the requirements and limitations mentioned above. In accordance with the revised Excess Stock

Repurchase, Retained Earnings, and Dividend Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations listed above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and former nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 18, 2016.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2015 and 2014, the Bank redeemed $53 million and $296 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

Excess capital stock totaled $0.4 billion as of December 31, 2015, and $1.1 billion as of December 31, 2014.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2015 and 2014. The Bank’s risk-based capital requirement decreased to $2.7 billion at December 31, 2015, from $3.2 billion at December 31, 2014.

Regulatory Capital Requirements

	2015		2014
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,684	$5,369	$3,231	$6,356
Total regulatory capital	$3,428	$5,369	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.26%	4.00%	8.38%
Leverage capital	$4,285	$8,054	$3,790	$9,534
Leverage ratio	5.00%	9.40%	5.00%	12.58%

The Bank’s total regulatory capital ratio decreased to 6.26% at December 31, 2015, from 8.38% at December 31, 2014, primarily because of the decrease in regulatory capital resulting from the Bank’s excess capital stock repurchase activity. The Bank repurchased $2.0 billion in excess capital stock in 2015.

As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

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

The Risk Management Policy establishes risk limits, guidelines, and standards for credit risk, market risk, liquidity risk, operations risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLBank Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies. The Bank also establishes polices for capital management and compliance risk management.

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank’s ability to fulfill its mission and to meet ongoing business and profitability objectives resulting from external factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation; changes in the membership base and in member demand for Bank products; the concentration of borrowing among members; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; and significant adverse changes to the effectiveness and competitiveness of the Bank’s products, services, or business model associated with regulatory and legislative changes.
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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2015 and 2014.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,813	29%	$65	16%
Bank of the West	6,791	13	27	7
First Republic Bank	4,000	8	75	19
CIT Bank, National Association(4)	3,113	6	19	5
Citigroup Inc
Citibank, N.A.(2)	3,000	6	5	1
Banamex USA	—	—	—	—
Subtotal Citigroup Inc	3,000	6	5	1
Subtotal	31,717	62	191	48
Others	19,124	38	207	52
Total par value	$50,841	100%	$398	100%

December 31, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of the West	$5,484	14%	$29	7%
First Republic Bank	5,275	13	86	20
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association(3)	3,000	8	54	13
JPMorgan Chase Bank, National Association(2)	819	2	7	2
Subtotal JPMorgan Chase & Co.	3,819	10	61	15
Bank of America California, N.A.	3,500	9	18	4
OneWest Bank, N.A.(4)	3,364	9	28	6
Subtotal	21,442	55	222	52
Others	17,388	45	209	48
Total par value	$38,830	100%	$431	100%

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

(4)	Effective August 3, 2015, CIT Bank merged with and into OneWest Bank, which was renamed CIT Bank, National Association.

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

If these institutions were to prepay the advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. In addition, because JPMorgan Chase is not a member of the Bank, it is not able to borrow new advances from the Bank or replace outstanding advances as they are repaid or prepaid, so a decrease in advances outstanding to JPMorgan Chase, if they are not replaced with advances to other members or other assets, will result in lower total assets and may result in lower net income for the Bank. The loss of a significant amount of advances could have a material adverse impact on the Bank’s financial performance and dividend rate. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Under the Bank’s capital plan, the Bank may repurchase all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2015 and 2014.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2015
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$432	66%	5,095	66%
Wilshire Bank	65	10	174	2
Subtotal	497	76	5,269	68
Others	156	24	2,459	32
Total	$653	100%	7,728	100%

December 31, 2014
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$570	80%	6,269	69%
OneWest Bank, N.A.(2)	84	12	2,124	23
Subtotal	654	92	8,393	92
Others	59	8	731	8
Total	$713	100%	9,124	100%

(1)	Nonmember institution.
(2) Effective August 3, 2015, CIT Bank merged with and into OneWest Bank, which was renamed CIT Bank, National Association.

Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating financial institutions and successors, including JPMorgan Chase, Wilshire Bank, and CIT Bank, National Association. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 16 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2015 and 2014, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM, and other assets such as securities purchased under agreements to resell and Federal funds sold.

Investments: Portfolio Concentration

	2015		2014
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$275	$242	$328	$283
GSEs:
Federal Farm Credit Bank (FFCB) bonds	1,424	1,424	3,513	3,513
Total non-MBS	1,699	1,666	3,841	3,796
MBS:
Other U.S. obligations:
Ginnie Mae	1,236	1,237	1,524	1,537
GSEs:
Freddie Mac	3,677	3,696	4,517	4,566
Fannie Mae	4,136	4,194	5,313	5,428
Total GSEs	7,813	7,890	9,830	9,994
PLRMBS:
Bank of America Corporation	677	673	824	820
Bear Stearns Companies Inc.	592	590	667	666
Countrywide Financial Corporation	1,050	1,048	1,283	1,282
IndyMac Bank, F.S.B.	961	971	1,121	1,134
Lehman Brothers Inc.	1,127	1,122	1,376	1,370
UBS AG	634	630	741	736
Other(1)	1,860	1,841	2,239	2,217
Total PLRMBS	6,901	6,875	8,251	8,225
Total MBS	15,950	16,002	19,605	19,756
Total securities	17,649	17,668	23,446	23,552
Securities purchased under agreements to resell:
Federal Reserve Bank of New York	9,000	9,000	—	—
Nomura Securities International, Inc.	1,000	1,000	1,000	1,000
Total Securities purchased under agreements to resell	10,000	10,000	1,000	1,000
Federal funds sold:
Australia & New Zealand Bank Group	934	934	—	—
The Bank of New York Mellon	924	924	—	—
Bank of Nova Scotia	622	622	744	744
Bank of Tokyo-Mitsubishi UFJ	—	—	744	744
Nordea Bank Finland	934	934	1,116	1,116
Rabobank Nederland	622	622	744	744
Royal Bank of Canada	—	—	744	744
Toronto Dominion Bank	—	—	868	868
Other Federal funds sold(1)	590	590	2,543	2,543
Total Federal funds sold	4,626	4,626	7,503	7,503
Total investments	$32,275	$32,294	$31,949	$32,055

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2015 or 2014.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2015		2014
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$—	—%	$268	7%
JPMorgan Chase Bank, National Association(1)(2)	400	15	68	2
Subtotal JPMorgan Chase & Co.	400	15	336	9
Citigroup Inc.:
Citibank, N.A.(1)	81	3	577	14
Banamex USA	4	—	2	—
Subtotal Citigroup Inc.	85	3	579	14
Subtotal	485	18	915	23
Others	2,256	82	3,082	77
Total	$2,741	100%	$3,997	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

(2)
The Bank reclassified $403 million of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2015 and 2014.

Concentration of Derivative Counterparties

(Dollars in millions)	2015			2014
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
JPMorgan Chase Bank, National Association	A	$4,858	6%	A	$7,439	12%
Morgan Stanley Capital Services	BBB	2,876	4	BBB	6,957	11
Subtotal		7,734	10		14,396	23
Others	At least BBB	15,187	19	At least BBB	22,982	37
Subtotal uncleared		22,921	29		37,378	60
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	46,086	58	A	14,290	23
Deutsche Bank Securities Inc.	BBB	8,722	11	A	10,629	17
Subtotal		54,808	69		24,919	40
Morgan Stanley & Co. LLC	A	2,055	2	—	—	—
Subtotal cleared		56,863	71		24,919	40
Total(3)		$79,784	100%		$62,297	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Incorporated, and Morgan Stanley & Co. LLC are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard &Poor’s.

(3)	Total notional amount at December 31, 2015, does not include $5 million of mortgage delivery commitments with members.

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-effective manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank's own Risk Management Policy. The Bank strives to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. The Bank monitors its financial position in order to maintain ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following December 31, 2015 and 2014.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of December 31, 2015	As of December 31, 2014
(In millions)	5 Business Days	5 Business Days
Obligations due:
Commitments to purchase investments	$250	$—
Demand deposits	1,107	845
Discount note and bond maturities and expected exercises of bond call options	3,165	2,420
Subtotal obligations due	4,522	3,265
Sources of available funds:
Maturing investments	15,807	8,155
Available cash	1,634	3,919
Proceeds from scheduled settlements of discount notes and bonds	300	3
Maturing advances and scheduled prepayments	6,943	4,837
Subtotal sources of available funds	24,684	16,914
Net funds available	$20,162	$13,649

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2015.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2015 was $1,123 million.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2015 and 2014. During 2015, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	158	$59,898	$180,851	33%
4-6	61	26	3,138	14,287	22
7-10	6	4	32	89	36
Subtotal	340	188	63,068	195,227	32
CDFIs	7	3	90	96	94
Total	347	191	$63,158	$195,323	32%

December 31, 2014
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	254	157	$38,375	$166,407	23%
4-6	85	38	5,746	19,753	29
7-10	10	4	46	71	65
Subtotal	349	199	44,167	186,231	24
CDFIs	5	3	77	92	84
Total	354	202	$44,244	$186,323	24%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$3,200	$3,407
11% – 25%	5	1,054	1,289
26% – 50%	21	29,265	46,966
More than 50%	158	29,639	143,661
Total	191	$63,158	$195,323

December 31, 2014
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$3,178	$3,331
11% – 25%	7	181	226
26% – 50%	18	11,693	21,584
More than 50%	167	29,192	161,182
Total	202	$44,244	$186,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2015, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2015 and 2014.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2015		2014
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,538	$1,489	$461	$472
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,567	3,478	3,541	3,474
Agency pools and collateralized mortgage obligations	6,765	6,516	8,696	8,379
PLRMBS – publicly registered investment-grade-rated senior tranches	1	1	2	1
Total	$11,871	$11,484	$12,700	$12,326

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

As of December 31, 2015, of the loan collateral pledged to the Bank, 34% was pledged by 30 institutions by specific identification, 45% was pledged by 133 institutions under a blanket lien with detailed reporting, and 21% was pledged by 124 institutions under a blanket lien with summary reporting.

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

As of December 31, 2015, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2015 and 2014.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2015		2014
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$116,745	$100,667	$106,467	$90,942
Second lien residential mortgage loans and home equity lines of credit	25,543	14,328	29,133	14,997
Multifamily mortgage loans	22,716	18,971	20,820	17,366
Commercial mortgage loans	59,347	43,405	54,707	39,144
Loan participations(1)	7,155	5,710	13,141	10,698
Small business, small farm, and small agribusiness loans	3,063	756	3,123	776
Other	3	2	106	74
Total	$234,572	$183,839	$227,497	$173,997

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2015 and 2014, the unpaid principal balance of these loans totaled $13 billion and $14 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and FHA-insured or VA-guaranteed mortgage loans under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. As of December 31, 2015, the Bank had approved ten members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions members under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

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

The Bank’s mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: MPF Original and MPF Plus, which differ from each other in the way the amount of the first loss account is determined, the options available for covering the participating financial institution's credit enhancement obligation, and the fee structure for the credit enhancement fees.

Under MPF Original, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the first loss account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first loss account for that master commitment up to the amount accumulated in the first loss account at that time. Over time, the first loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first loss account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the NRSRO rating equivalent in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate first loss account for all participating financial institutions for MPF Original totaled $1 million for the years ended December 31, 2015, 2014, and 2013.

The participating financial institution’s credit enhancement obligation under MPF Original must be collateralized by the participating financial institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating financial institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the master commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.1 million in 2015, $0.1 million in 2014, and $0.1 million in 2013 for MPF Original loans.

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

Three of the six master commitments (totaling $0.5 billion) continue to rely on SMI coverage for a portion of their credit enhancement obligation, which is provided by two SMI companies and totals $11.6 million. The claims-paying ability ratings of these two SMI companies are below the AA rating required for the program; both are rated BB+. The participating financial institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.4 billion) did not achieve AA credit equivalency solely because the SMI company was rated BB+.

At December 31, 2015, the deductibles under the SMI policies totaled approximately 32% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. At December 31, 2014, the deductibles under the SMI policies totaled approximately 28% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating financial institutions or their affiliates at December 31, 2015 and 2014.

The first loss account for MPF Plus for the years ended December 31, 2015, 2014, and 2013 was as follows:

First Loss Account for MPF Plus

(In millions)	2015	2014	2013
Balance, beginning of the period	$10	$10	$11
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	(1)	—	(1)
Balance, end of the period	$9	$10	$10

Under MPF Plus, the Bank pays the participating financial institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the first loss account established for each master commitment. If losses up to the full amount of the first loss account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective master commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each master commitment to enable the Bank to collect performance-based credit enhancement fees equal to the full amount of the first loss account established for each MPF Plus master commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank reduced net interest income for credit enhancement fees totaling $0.3 million in 2015, $0.4 million in 2014, and $0.6 million in 2013 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $0.1 million and $0.1 million at December 31, 2015 and 2014, respectively.

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

Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs during 2015, the corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

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

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each master commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2015, 2014, and 2013, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2015	2014	2013
Balance, beginning of the period	$1	$2	$3
(Charge-offs)/recoveries	(2)	(1)	—
Provision for/(reversal of) credit losses	1	—	(1)
Balance, end of the period	$—	$1	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.24)%	(0.05)%	(0.07)%

The decline in the estimated allowance for credit losses during 2015 is primarily due to higher charge-offs resulting from the Bank’s implementation of the charge-off provisions of Advisory Bulletin 2012-02. (See “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued and Adopted Accounting Guidance” for further information.)

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2015	2014
Allowance for credit losses, end of the period:
Individually evaluated for impairment	$—	$1
Total allowance for credit losses	$—	$1
Recorded investment, end of the period:
Individually evaluated for impairment	$14	$20
Collectively evaluated for impairment	644	692
Total recorded investment	$658	$712

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2015			2014
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$13	$13	$—	$14	$14	$—
With an allowance	1	1	—	6	6	1
Total	$14	$14	$—	$20	$20	$1

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2015	2014
With no related allowance	$15	$17
With an allowance	1	7
Total	$16	$24

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

The following table presents information on delinquent mortgage loans as of December 31, 2015 and 2014.

Mortgage Loan Delinquencies

	2015	2014
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$10	$12
60 – 89 days delinquent	5	5
90 days or more delinquent	18	22
Total past due	33	39
Total current loans	625	673
Total mortgage loans	$658	$712
In process of foreclosure, included above(2)	$7	$11
Nonaccrual loans	$18	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.76%	3.12%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

For 2015, 2014, and 2013, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2015	2014	2013
Interest contractually due on nonaccrual loans during the period	$1	$1	$1
Interest recognized in income for nonaccrual loans during the period	—	—	—
Shortfall	$1	$1	$1

Delinquencies amounted to 5.05% of the total loans in the Bank’s portfolio as of December 31, 2015, and 5.54% of the total loans in the Bank’s portfolio as of December 31, 2014. The decline in the delinquency percentage was due to the purchase of new loans in 2015 as well as declining delinquencies during 2015. The weighted average age of the Bank’s MPF portfolio was 126 months as of December 31, 2015, and 135 months as of December 31, 2014.

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

The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $3.3 million as of December 31, 2015, and $2.3 million as of December 31, 2014.

At December 31, 2015, the Bank’s other assets included $2.0 million of REO resulting from the foreclosure of 21 mortgage loans held by the Bank. At December 31, 2014, the Bank’s other assets included $2.5 million of REO resulting from the foreclosure of 23 mortgage loans held by the Bank.

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

Investment Credit Exposure

(In millions)
December 31, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$275	$—	$—	$—	$275
GSEs:
FFCB bonds	—	1,424	—	—	—	—	1,424
Total non-MBS	—	1,424	275	—	—	—	1,699
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,236	—	—	—	—	1,236
GSEs:
Freddie Mac	—	3,677	—	—	—	—	3,677
Fannie Mae(2)	—	4,112	15	—	9	—	4,136
Total GSEs	—	7,789	15	—	9	—	7,813
PLRMBS:
Prime	—	—	2	368	1,044	2	1,416
Alt-A, option ARM	—	—	—	—	980	—	980
Alt-A, other	8	10	44	151	4,288	4	4,505
Total PLRMBS	8	10	46	519	6,312	6	6,901
Total MBS	8	9,035	61	519	6,321	6	15,950
Total securities	8	10,459	336	519	6,321	6	17,649
Securities purchased under agreements to resell	—	10,000	—	—	—	—	10,000
Federal funds sold	—	2,992	1,588	46	—	—	4,626
Total investments	$8	$23,451	$1,924	$565	$6,321	$6	$32,275

(In millions)
December 31, 2014
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$303	$25	$—	$—	$328
GSEs:
FFCB bonds	—	3,513	—	—	—	—	3,513
Total non-MBS	—	3,513	303	25	—	—	3,841
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,524	—	—	—	—	1,524
GSEs:
Freddie Mac	—	4,517	—	—	—	—	4,517
Fannie Mae(2)	—	5,282	19	—	12	—	5,313
Total GSEs	—	9,799	19	—	12	—	9,830
PLRMBS:
Prime	—	—	3	384	1,336	2	1,725
Alt-A, option ARM	—	—	—	—	1,079	—	1,079
Alt-A, other	10	1	76	187	5,171	2	5,447
Total PLRMBS	10	1	79	571	7,586	4	8,251
Total MBS	10	11,324	98	571	7,598	4	19,605
Total securities	10	14,837	401	596	7,598	4	23,446
Securities purchased under agreements to resell	—	1,000	—	—	—	—	1,000
Federal funds sold(3)	—	3,528	3,929	46	—	—	7,503
Total investments	$10	$19,365	$4,330	$642	$7,598	$4	$31,949

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated BB by Moody's because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)	Includes $300 million at December 31, 2014, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA+ rating.

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

Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	3
	AA	14	28	3
	A	9	18	3
	BBB	—	6	Overnight
Nonmember counterparty	AAA	15	20	3
	AA	14	18	3
	A	9	12	3

(1)
Long-term credit ratings are based on the lowest of Moody’s, Standard & Poor's, or comparable Fitch ratings. The Bank also uses other similar standards, such as the Bank’s internal credit quality rating, to determine maximum limits to members and nonmembers. If a member is not rated by an NRSRO, the Bank will determine the applicable credit rating by using the Bank’s credit quality rating and may provide overnight unsecured credit to that member.

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

As of December 31, 2015, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 72% of the Bank’s total unsecured investment credit exposure in Federal funds sold.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2015, 65% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2015
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$924	$—	$46	$970
U.S. subsidiaries of foreign commercial banks	—	344	—	344
Total domestic and U.S. subsidiaries of foreign commercial banks	924	344	46	1,314
U.S. branches and agency offices of foreign commercial banks:
Australia	1,134	—	—	1,134
Canada	—	622	—	622
Finland	934	—	—	934
Netherlands	—	622	—	622
Total U.S. branches and agency offices of foreign commercial banks	2,068	1,244	—	3,312
Total unsecured credit exposure	$2,992	$1,588	$46	$4,626

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2015.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2015. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2015
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Total
Domestic	$970	$—	$970
U.S. subsidiaries of foreign commercial banks	344	—	344
Total domestic and U.S. subsidiaries of foreign commercial banks	1,314	—	1,314
U.S. branches and agency offices of foreign commercial banks:
Australia	408	726	1,134
Canada	156	466	622
Finland	208	726	934
Netherlands	156	466	622
Total U.S. branches and agency offices of foreign commercial banks	928	2,384	3,312
Total unsecured credit exposure	$2,242	$2,384	$4,626

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2015.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2015, all of the bonds were rated at least A by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2015, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At December 31, 2015, the Bank’s MBS portfolio was 297% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At December 31, 2015, PLRMBS representing 34% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2015, the Bank’s investment in MBS had gross unrealized losses totaling $268 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2015, all of the gross unrealized losses on its agency MBS are temporary.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2015, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at December 31, 2015:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$80	$(1)	2	$80	$(1)
Alt-A, option ARM	1	12	—	2	120	—
Alt-A, other	12	364	(2)	21	741	(5)
Total	15	$456	$(3)	25	$941	$(6)

(1)	Amounts are for the three months ended December 31, 2015.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2015
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$160	$—	$160
2007	—	—	—	—	394	—	394
2006	—	—	—	—	54	—	54
2005	—	—	—	21	51	—	72
2004 and earlier	—	—	2	345	466	2	815
Total Prime	—	—	2	366	1,125	2	1,495
Alt-A, option ARM
2007	—	—	—	—	920	—	920
2006	—	—	—	—	163	—	163
2005	—	—	—	—	187	—	187
Total Alt-A, option ARM	—	—	—	—	1,270	—	1,270
Alt-A, other
2008	—	—	—	—	113	—	113
2007	—	—	—	—	1,417	—	1,417
2006	—	—	12	—	577	—	589
2005	—	8	2	—	2,322	—	2,332
2004 and earlier	8	2	30	151	473	3	667
Total Alt-A, other	8	10	44	151	4,902	3	5,118
Total par value	$8	$10	$46	$517	$7,297	$5	$7,883

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2015, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2015
		Unpaid Principal Balance
		Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$—	$147	$147
2007	—	—	—	340	340
2006	—	—	—	24	24
2005	—	—	—	22	22
2004 and earlier	—	—	—	58	58
Total Prime	—	—	—	591	591
Alt-A, option ARM
2007	—	—	—	920	920
2006	—	—	—	163	163
2005	—	—	—	186	186
Total Alt-A, option ARM	—	—	—	1,269	1,269
Alt-A, other
2008	—	—	—	113	113
2007	—	—	—	1,366	1,366
2006	—	12	—	577	589
2005	—	—	—	2,315	2,315
2004 and earlier	1	2	20	229	252
Total Alt-A, other	1	14	20	4,600	4,635
Total par value	$1	$14	$20	$6,460	$6,495

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2015
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$138	$—	$147	$—	$—	$—	12.48%	30.00%	13.07%
2007	325	(6)	327	(5)	—	(5)	12.58	22.47	3.11
2006	47	—	49	(1)	—	(1)	14.78	12.75	3.87
2005	70	(2)	70	—	—	—	10.19	11.86	15.10
2004 and earlier	814	(20)	796	—	—	—	6.74	4.44	12.57
Total Prime	1,394	(28)	1,389	(6)	—	(6)	9.35	12.59	9.94
Alt-A, option ARM
2007	754	(29)	745	—	—	—	23.61	44.18	15.24
2006	118	(8)	125	(1)	—	(1)	22.65	44.90	6.61
2005	84	(3)	110	(1)	1	—	18.44	22.74	4.85
Total Alt-A, option ARM	956	(40)	980	(2)	1	(1)	22.72	41.12	12.60
Alt-A, other
2008	110	(10)	100	—	—	—	8.80	31.80	23.41
2007	1,230	(53)	1,213	(12)	8	(4)	18.05	27.12	11.01
2006	443	(1)	496	(3)	2	(1)	18.60	18.42	1.42
2005	2,076	(83)	2,044	(8)	5	(3)	14.78	14.25	5.36
2004 and earlier	663	(18)	653	—	—	—	10.97	8.13	17.47
Total Alt-A, other	4,522	(165)	4,506	(23)	15	(8)	15.50	17.88	8.45
Total	$6,872	$(233)	$6,875	$(31)	$16	$(15)	15.50%	20.62%	9.40%

(1)	Amounts are for the twelve months ended December 31, 2015.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $893 million, $550 million, and $2.6 billion, respectively, at December 31, 2015, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $895 million, $474 million, and $2.4 billion, respectively, at December 31, 2015.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2015.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2015
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	12.7	11.5	26.1	17.4
2007	9.5	4.7	21.4	9.7
2006	10.8	9.0	25.4	11.3
2005	15.7	5.6	24.8	12.6
2004 and earlier	16.9	4.0	21.0	11.9
Total Prime	15.2	6.1	22.5	13.1
Alt-A, option ARM
2007	6.5	32.9	38.5	15.2
2006	5.9	35.5	38.7	6.6
2005	7.1	22.9	34.8	4.9
Total Alt-A, option ARM	6.5	31.8	38.0	12.6
Alt-A, other
2007	11.0	24.0	36.0	6.3
2006	10.7	22.1	38.8	8.4
2005	13.3	15.3	35.8	5.6
2004 and earlier	14.5	11.3	31.1	17.7
Total Alt-A, other	12.4	18.1	35.7	7.9
Total	11.9	18.6	34.2	9.4

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Prime
2008	92.09%	93.00%	93.09%	93.52%	92.36%
2007	82.96	83.03	83.73	83.70	83.38
2006	91.36	92.03	92.65	92.10	91.51
2005	97.28	97.61	96.90	97.64	97.78
2004 and earlier	97.70	97.74	98.18	98.25	98.24
Weighted average of all Prime	92.96	93.21	93.68	93.85	93.70
Alt-A, option ARM
2007	80.96	81.13	82.19	81.63	80.82
2006	76.70	77.49	78.54	79.33	79.83
2005	58.93	59.24	60.14	58.98	56.16
Weighted average of all Alt-A, option ARM	77.17	77.37	78.30	77.73	76.72
Alt-A, other
2008	88.74	88.74	89.64	92.47	96.33
2007	85.54	85.94	86.12	87.12	86.85
2006	84.18	84.23	84.75	84.85	84.45
2005	87.65	88.09	88.35	88.24	88.29
2004 and earlier	97.87	97.98	98.34	98.52	98.31
Weighted average of all Alt-A, other	88.02	88.36	88.67	88.99	88.95
Weighted average of all PLRMBS	87.21%	87.54%	88.02%	88.21%	88.03%

The Bank determined that, as of December 31, 2015, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2015, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2015. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2015.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2015.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,858	$89	$(84)	$—	$5
Cleared derivatives(2)	8,722	47	(39)	—	8
Liability positions with credit exposure:
Uncleared derivatives
AA	777	(1)	1	—	—
A	3,951	(12)	13	—	1
BBB	25	(1)	1	—	—
Cleared derivatives(2)	48,141	(7)	26	—	19
Total derivative positions with credit exposure to nonmember counterparties	66,474	115	(82)	—	33
Member institutions(3)	5	—	—	—	—
Total	66,479	$115	$(82)	$—	$33
Derivative positions without credit exposure	13,310
Total notional	$79,789

December 31, 2014
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$148	$1	$—	$—	$1
A	7,439	166	(164)	—	2
Cleared derivatives(2)	10,629	79	(65)	—	14
Liability positions with credit exposure:
Uncleared derivatives
A	50	—	—	—	—
Cleared derivatives(2)	14,290	(10)	27	—	17
Total derivative positions with credit exposure to nonmember counterparties	32,556	$236	$(202)	$—	$34
Derivative positions without credit exposure	29,741
Total notional	$62,297

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard & Poor’s.

(3)	Member institutions include mortgage delivery commitments with members.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured net portfolio value of capital sensitivity was within the policy limits as of December 31, 2015.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2015	December 31, 2014
+200 basis-point change above current rates	–5.0%	–2.7%
+100 basis-point change above current rates	–2.3	–1.2
–100 basis-point change below current rates(2)	+2.8	+2.6
–200 basis-point change below current rates(2)	+9.0	+6.4

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2015, show greater adverse sensitivity in rising rate scenarios and greater favorable sensitivity in declining rate scenarios compared to the estimates as of December 31, 2014. The factors contributing to the change in sensitivity in the rising rate scenarios are the impact of higher volatility, the increase in the Bank’s assets-to-capital leverage, and impacts associated with enhancements to models incorporating additional data for modified loans. The higher volatility affects the sensitivity for interest rate caps in the Bank’s floating-rate MBS portfolio. In 2015, the Bank repurchased additional excess capital stock, which reduced the Bank’s capital stock outstanding and further increased sensitivity, which is presented as a percentage of capital. The change in sensitivity in the declining rate scenarios is primarily related to the current low interest rate environment, in which interest rates in declining rate scenarios cannot decrease to the same extent as interest rates in rising rate scenarios can increase. As of December 31, 2015, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2014. LIBOR interest rates as of December 31, 2015, were 42 basis points higher for the 1-year term, 5 basis points lower for the 5-year term, and 11 basis points lower for the 10-year term.

The table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than at current market spreads. The Bank’s estimates of the sensitivity of the net portfolio value of capital to changes in interest rates as of December 31, 2015, show greater adverse sensitivity in rising rate scenarios and greater favorable sensitivity in declining rate scenarios compared to the estimates as of December 31, 2014. The factors contributing to the change in sensitivity in the rising rate scenarios are the impact of higher volatility, the increase in the Bank’s assets-to-capital leverage, and impacts associated with enhancements to models incorporating additional data for modified loans. The higher volatility affects the sensitivity for interest rate caps in the Bank’s floating-rate MBS portfolio. In 2015, the Bank repurchased additional excess capital stock, which reduced the Bank’s capital stock outstanding and further increased sensitivity, which is presented as a percentage of capital. The change in sensitivity in the declining rate scenarios is primarily related to the current low interest rate environment, in which interest rates in declining rate scenarios cannot decrease to the same extent as interest rates in rising rate scenarios can increase. As of December 31, 2015, interest rates could decrease more in a declining rate scenario relative to the measurements as of December 31, 2014. LIBOR interest rates as of December 31, 2015, were 42 basis points higher for the 1-year term, 5 basis points lower for the 5-year term, and 11 basis points lower for the 10-year term.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2015	December 31, 2014
+200 basis-point change above current rates	–4.5%	–2.7%
+100 basis-point change above current rates	–2.0	–1.1
–100 basis-point change below current rates(2)	+1.8	+1.9
–200 basis-point change below current rates(2)	+6.2	+4.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 200% as of December 31, 2015.

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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at December 31, 2015, and less than one month at December 31, 2014.

Total Bank Duration Gap Analysis

	December 31, 2015		December 31, 2014
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$85,707	7	$75,807	10
Liabilities	80,811	6	70,114	10
Net	$4,896	1	$5,693	—

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2015 and 2014.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2015	December 31, 2014
+200 basis-point change	–3.0%	–1.6%
+100 basis-point change	–1.4	–0.7
–100 basis-point change(2)	+2.0	+2.0
–200 basis-point change(2)	+4.8	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2015, show greater adverse sensitivity in rising rate scenarios and are comparable in declining rate scenarios as compared to the estimates as of December 31, 2014. The factors contributing to the change in sensitivity in the rising rate scenarios are the impact of higher volatility and impacts associated with enhancements to models incorporating additional data for modified loans. The higher volatility affects the sensitivities for interest rate caps in the Bank's floating-rate MBS portfolio. LIBOR interest rates as of December 31, 2015, were 42 basis points higher for the 1-year term, 5 basis points lower for the 5-year term, and 11 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2015 and 2014. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2015, show greater adverse sensitivity in rising rate scenarios and are comparable in declining rate scenarios as compared to the estimates as of December 31, 2014. The factors contributing to the change in sensitivity in the rising rate scenarios are the impact of higher volatility and impacts associated with enhancements to models incorporating additional data for modified loans. The higher volatility affects the sensitivities for interest rate caps in the Bank's floating-rate MBS portfolio. LIBOR interest rates as of December 31, 2015, were 42 basis points higher for the 1-year term, 5 basis points lower for the 5-year term, and 11 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2015	December 31, 2014
+200 basis-point change above current rates	–2.8%	–1.7%
+100 basis-point change above current rates	–1.2	–0.7
–100 basis-point change below current rates(2)	+1.2	+1.3
–200 basis-point change below current rates(2)	+2.6	+3.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2015 and 2014.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2015	December 31, 2014
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$10,758	$9,883
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	—
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	672	200
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,365	2,716
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,557	4,892
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	156
Subtotal Economic Hedges(1)			6,675	7,964
Total			17,433	17,847
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	15,857	15,885
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	2,034	6,340
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,915	1,425
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	100	1,175
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	14,986	1,400
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	170	255
Subtotal Economic Hedges(1)			19,205	10,595
Total			35,062	26,480

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2015	December 31, 2014
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	495	2,250
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,070	3,175
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,270	4,148
Subtotal Economic Hedges(1)			4,340	7,323
Total			4,835	9,573
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,355	1,670
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	17,572	1,899
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	720	315
Total			19,647	3,884
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	525	2,363
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			2,675	4,513
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	132	—
Total			132	—
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	5	—
Total			5	—
Total Notional Amount			$79,789	$62,297

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

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2015 and 2014.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,758	$(40)	$39	$—	$(1)
Non-callable bonds	15,857	140	(140)	—	—
Callable bonds	495	2	1	—	3
Subtotal	27,110	102	(100)	—	2
Not qualifying for hedge accounting (economic hedges):
Advances	6,675	(38)	—	31	(7)
Non-callable bonds	19,205	16	—	(2)	14
Callable bonds	4,340	(14)	—	25	11
Discount notes	19,647	6	—	—	6
FFCB bonds	525	—	—	—	—
MBS	2,150	6	—	—	6
Mortgage delivery commitments	5	—	—	—	—
Offsetting derivatives	132	—	—	—	—
Subtotal	52,679	(24)	—	54	30
Total excluding accrued interest	79,789	78	(100)	54	32
Accrued interest	—	35	(28)	2	9
Total	$79,789	$113	$(128)	$56	$41

December 31, 2014
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,883	$(62)	$62	$—	$—
Non-callable bonds	15,885	307	(309)	—	(2)
Callable bonds	2,250	4	9	—	13
Subtotal	28,018	249	(238)	—	11
Not qualifying for hedge accounting (economic hedges):
Advances	7,964	(69)	—	76	7
Non-callable bonds	10,595	43	—	(12)	31
Callable bonds	7,323	(31)	—	54	23
Discount notes	3,884	1	—	—	1
FFCB bonds	2,363	—	—	—	—
MBS	2,150	9	—	—	9
Subtotal	34,279	(47)	—	118	71
Total excluding accrued interest	62,297	202	(238)	118	82
Accrued interest	—	20	(38)	2	(16)
Total	$62,297	$222	$(276)	$120	$66

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

At December 31, 2015, the Bank had $50.9 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $195.3 billion. At December 31, 2014, the Bank had $39.0 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $186.3 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2015, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

The Bank calculates its estimated allowance for credit losses for MPF Original and MPF Plus loans as described below.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of December 31, 2015 and 2014. For MPF Plus loans, the Bank established an allowance for credit losses totaling a de minimis amount as of December 31, 2015, and $1 million as of December 31, 2014.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of December 31, 2015 and 2014, and for MPF Plus loans totaling de minimis amounts as of December 31, 2015 and 2014.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2015 and 2014.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2015 and 2014, were repaid or are expected to be repaid according to the contractual terms.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2015:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2015, the Bank measured its REO and certain impaired mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.

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

For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of OTTI credit charges along with the net interest income associated with the securities’ effective yield in net interest income in the Statement of Income. The total accretion or amortization associated with OTTI credit charges was $82 million, $66 million, and $20 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis when there is a significant increase in the expected cash flows. This accretion, included in the total accretion or amortization amounts above, totaled $74 million, $68 million, and $26 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, on a cumulative basis, the Bank had recognized $1.4 billion in credit-related OTTI in its Statements of Income. Each reporting period, these losses were based on the Bank’s then-current best estimates of lifetime losses on each security determined to be other-than-temporarily impaired. As housing prices, mortgage credit conditions, and other key inputs into the Bank’s OTTI assumptions and estimates have improved, the Bank has seen significant increases in expected cash flows on previously other-than-temporarily-impaired securities. Based on the Bank’s current assumptions and estimates, the Bank’s estimate of lifetime losses on its other-than-temporarily-impaired securities as of December 31, 2015, is $715 million. As a result of the increases in expected cash flows and resulting decreases in estimated lifetime losses, the number of securities for which the yield has been adjusted on a prospective basis has increased. As the Bank’s estimates and assumptions are updated each reporting period, the amount of improvement or decrement in expected cash flows will change each period. In addition, the number of securities with a significant improvement in cash flows and the prospective accretion of the increase in expected cash flows will vary each period. The Bank currently estimates that it will accrete approximately $610 million of additional interest income associated with the reduction in OTTI losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement, and actual results may differ materially from the Bank’s current estimation.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, the one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward rates of the index change over time, the effective interest rates derived from that index will also change over time. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For the years ended December 31, 2015, 2014, and 2013, the Bank recorded a credit-related OTTI charge of $15 million, $4 million, and $7 million, respectively.

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

Recent Developments

Finance Agency’s Final Rule on FHLBank Membership. On January 20, 2016, the Finance Agency issued a final rule, effective on February 19, 2016, that, among other things:

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations;

•
defines “insurance company” as an entity that holds an insurance license or charter under the laws of a state and whose primary business is the underwriting of insurance for persons or entities that are not its affiliates;

•
defines “captive” as an entity that holds an insurance license or charter under the laws of a state, but that does not meet the definition of “insurance company” set forth in the rule or fall within any other category of institution that may be eligible for membership; and

•	makes captive insurance companies ineligible for FHLBank membership.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the Finance Agency proposed this rule) shall have their memberships terminated no later than February 19, 2021. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during this “wind down” period. Captive insurance company members that were admitted as FHLBank members after September 12, 2014, shall have their memberships terminated no later than February 19, 2017, and the respective FHLBanks shall not make or renew any advances to these captives.

The Bank does not expect the rule to have a material impact on its financial condition or results of operations.

Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On November 19, 2015, the Finance Agency issued a final rule effective on December 21, 2015, that requires each FHLBank to, among other things:

•	operate an enterprise-wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management, audit, compensation, and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law, or the Revised Model Business Corporation Act.

In addition, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures, and practices to ensure that they are conducted in a safe and sound manner and that they are consistent with the body of law adopted by the board of directors of the FHLBank.

The Bank does not expect this rule to materially affect its financial condition or results of operations.

Finance Agency Proposed Rule on Acquired Member Assets. On December 17, 2015, the Finance Agency published a proposed rule that would amend the current Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to use its own model instead of a NRSRO ratings model to determine the credit rating for AMA loan assets and loan pools. The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBanks are not currently acquiring AMA loans using this structure.

The Bank does not expect this rule to materially affect its financial condition or results of operations. Comments on the proposed rule are due by April 15, 2016.

Amendment of FHLBank Act to Make Privately Insured Credit Unions Eligible for FHLBank Membership.
On December 4, 2015, the Fixing America’s Surface Transportation Act (FAST Act) was signed into law. The FAST Act amends the FHLBank Act to make privately insured credit unions eligible for FHLBank membership, provided they satisfy certain initial and ongoing eligibility and reporting requirements.

Joint Final Rules on Margin and Capital Requirements for Covered Swap Entities. On November 30, 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (“Prudential Regulators”) published their joint final rules to establish minimum margin and capital requirements for swap entities (registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants) that are subject to the jurisdiction of one of the Prudential Regulators.

The final rules will be phased in, beginning December 1, 2016, and, when they take effect, will subject non-cleared swaps and non-cleared security-based swaps between swap entities covered by the rules and financial end users that have “material swaps exposure” (an average daily aggregate notional exposure of $8 billion or more in non-cleared swaps) to a mandatory two-way initial margin requirement, subject to a $50 million delivery threshold. The amount of the initial margin requirement will be calculated by the swap entity using either a standardized schedule set forth in the rules or an internal margin model conforming to the requirements of the rules. The final margin rules specify the types of collateral that may be posted or collected as initial margin and haircuts for certain collateral asset classes. Initial margin collected by a covered swap entity must be segregated with an independent, third-party custodian and generally may not be rehypothecated.

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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $905.2 billion at December 31, 2015, and $847.2 billion at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79.4 billion at December 31, 2015, and $68.5 billion at December 31, 2014. The Bank had committed to the issuance of $410 million and $3 million in consolidated obligations at December 31, 2015, and December 31, 2014, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2015, the Bank had $10 million in advance commitments and $12.3 billion in standby letters of credit outstanding. At December 31, 2014, the Bank had $126 million in advance commitments and $5.4 billion in standby letters of credit outstanding.

For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Contractual Obligations

The following table summarizes the Bank’s contractual obligations as of December 31, 2015, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

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

Contractual Obligations

(In millions)
December 31, 2015
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$29,114	$16,426	$3,170	$2,982	$51,692
Mandatorily redeemable capital stock	82	1	381	24	488
Operating leases	4	8	5	—	17
Pension and post-retirement contributions	8	5	2	17	32
Commitments to fund/purchase mortgage loans	5	—	—	—	5
Total contractual obligations	$29,213	$16,440	$3,558	$3,023	$52,234

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2015, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “FHLBank”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 11, 2016

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$1,637	$3,920
Securities purchased under agreements to resell	10,000	1,000
Federal funds sold	4,626	7,503
Trading securities(a)	1,433	3,524
Available-for-sale (AFS) securities(a)	5,414	6,371
Held-to-maturity (HTM) securities (fair values were $10,821 and $13,657, respectively)(b)	10,802	13,551
Advances (includes $3,677 and $5,137 at fair value under the fair value option, respectively)	50,919	38,986
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $1, respectively	655	708
Accrued interest receivable	56	67
Premises, software, and equipment, net	32	28
Derivative assets, net	44	59
Other assets	89	90
Total Assets	$85,707	$75,807
Liabilities:
Deposits	$127	$160
Consolidated obligations:
Bonds (includes $4,233 and $6,717 at fair value under the fair value option, respectively)	51,835	47,045
Discount notes	27,648	21,811
Total consolidated obligations	79,483	68,856
Mandatorily redeemable capital stock	488	719
Accrued interest payable	80	95
Affordable Housing Program (AHP) payable	172	147
Derivative liabilities, net	6	20
Other liabilities	455	117
Total Liabilities	80,811	70,114
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 33 shares, respectively	2,253	3,278
Unrestricted retained earnings	610	294
Restricted retained earnings	2,018	2,065
Total Retained Earnings	2,628	2,359
Accumulated other comprehensive income/(loss) (AOCI)	15	56
Total Capital	4,896	5,693
Total Liabilities and Capital	$85,707	$75,807

(a)	At December 31, 2015, and 2014, none of these securities were pledged as collateral that may be repledged.

(b)
At December 31, 2015, none of these securities were pledged as collateral that may be repledged. At December 31, 2014, a de minimis amount of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Interest Income:
Advances	$291	$299	$340
Prepayment fees on advances, net	8	6	5
Securities purchased under agreements to resell	3	1	1
Federal funds sold	9	11	15
Trading securities	5	6	7
AFS securities	264	278	276
HTM securities	293	362	392
Mortgage loans held for portfolio	33	42	50
Total Interest Income	906	1,005	1,086
Interest Expense:
Consolidated obligations:
Bonds	317	326	432
Discount notes	46	20	17
Deposits	1	—	—
Mandatorily redeemable capital stock	65	120	155
Total Interest Expense	429	466	604
Net Interest Income	477	539	482
Provision for/(reversal of) credit losses on mortgage loans	1	—	(1)
Net Interest Income After Mortgage Loan Loss Provision	476	539	483
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(31)	(14)	(14)
Net amount of OTTI loss reclassified to/(from) AOCI	16	10	7
Net OTTI loss, credit-related	(15)	(4)	(7)
Net gain/(loss) on trading securities	(2)	(1)	2
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(50)	(93)	(23)
Net gain/(loss) on derivatives and hedging activities	(16)	(64)	26
Gains on litigation settlements, net	459	—	—
Other	12	8	7
Total Other Income/(Loss)	388	(154)	5
Other Expense:
Compensation and benefits	67	63	63
Other operating expense	71	69	53
Federal Housing Finance Agency	6	7	7
Office of Finance	4	5	5
Total Other Expense	148	144	128
Income/(Loss) Before Assessment	716	241	360
AHP Assessment	78	36	52
Net Income/(Loss)	$638	$205	$308

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Net Income/(Loss)	$638	$205	$308
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(2)	(5)	5
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	(1)	—	(4)
Net change in fair value of other-than-temporarily impaired securities	(29)	209	644
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(15)	(10)	(3)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(45)	199	637
Net non-credit-related OTTI gain/(loss) on HTM securities:
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(1)	—	(4)
Accretion of non-credit-related OTTI loss	6	7	7
Non-credit-related OTTI loss transferred to AFS securities	1	—	4
Total net non-credit-related OTTI gain/(loss) on HTM securities	6	7	7
Total other comprehensive income/(loss)	(41)	201	649
Total Comprehensive Income/(Loss)	$597	$406	$957

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2012	42	$4,160	$2,001	$246	$2,247	$(794)	$5,613
Issuance of capital stock	5	530					530
Repurchase of capital stock	(12)	(1,226)					(1,226)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Comprehensive income/(loss)			76	232	308	649	957
Cash dividends paid on capital stock (3.99%)				(161)	(161)		(161)
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Issuance of capital stock	8	762					762
Repurchase of capital stock	(10)	(941)					(941)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Comprehensive income/(loss)			(12)	217	205	201	406
Cash dividends paid on capital stock (7.02%)				(240)	(240)		(240)
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Issuance of capital stock	8	829					829
Repurchase of capital stock	(14)	(1,439)					(1,439)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(4)	(415)					(415)
Comprehensive income/(loss)			103	535	638	(41)	597
Transfers from restricted retained earnings			(150)	150	—		—
Cash dividends paid on capital stock (12.39%)				(369)	(369)		(369)
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net Income /(Loss)	$638	$205	$308
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(80)	(90)	(68)
Provision for/(reversal of) credit losses on mortgage loans	1	—	(1)
Change in net fair value of trading securities	2	1	(2)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	50	93	23
Change in net derivatives and hedging activities	(33)	(64)	7
Net OTTI loss, credit-related	15	4	7
Net change in:
Accrued interest receivable	16	18	21
Other assets	(9)	(4)	(8)
Accrued interest payable	(20)	1	(85)
Other liabilities	109	1	18
Total adjustments	51	(40)	(88)
Net cash provided by/(used in) operating activities	689	165	220
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(404)	(352)	(128)
Securities purchased under agreements to resell	(9,000)	(1,000)	1,500
Federal funds sold	2,877	(5)	3,359
Premises, software, and equipment	(12)	(12)	(8)
Trading securities:
Proceeds from maturities of long-term	2,339	582	236
Purchases of long-term	—	(899)	(525)
AFS securities:
Proceeds from maturities of long-term	996	938	1,283
HTM securities:
Net (increase)/decrease in short-term	—	1,660	79
Proceeds from maturities of long-term	2,746	2,504	3,927
Purchases of long-term	—	(207)	(4,193)
Advances:
Principal collected	1,057,469	780,733	529,782
Made to members	(1,069,480)	(775,375)	(530,789)
Mortgage loans held for portfolio:
Principal collected	184	200	379
Purchases	(131)	(4)	—
Proceeds from sales of foreclosed assets	4	3	4
Net cash provided by/(used in) investing activities	(12,412)	8,766	4,906

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Cash Flows from Financing Activities:
Net change in:
Deposits	262	254	273
Net (payments)/proceeds on derivative contracts with financing elements	17	14	66
Net proceeds from issuance of consolidated obligations:
Bonds	38,935	31,415	29,195
Discount notes	106,536	104,611	107,252
Bonds transferred from another Federal Home Loan Bank	—	—	122
Payments for matured and retired consolidated obligations:
Bonds	(33,968)	(37,446)	(45,827)
Discount notes	(100,717)	(106,991)	(88,272)
Proceeds from issuance of capital stock	829	762	530
Payments for repurchase/redemption of mandatorily redeemable capital stock	(646)	(1,355)	(2,276)
Payments for repurchase of capital stock	(1,439)	(941)	(1,226)
Cash dividends paid	(369)	(240)	(161)
Net cash provided by/(used in) financing activities	9,440	(9,917)	(324)
Net increase/(decrease) in cash and due from banks	(2,283)	(986)	4,802
Cash and due from banks at beginning of the period	3,920	4,906	104
Cash and due from banks at end of the period	$1,637	$3,920	$4,906
Supplemental Disclosures:
Interest paid	$412	$457	$520
AHP payments	53	40	45
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	2	3	4
Transfers of other-than-temporarily impaired HTM securities to AFS securities	15	—	72

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 11 District Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase capital stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock. To access the Bank's products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2015, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase conventional conforming fixed rate residential mortgage loans and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the first loss account, and the participating financial institution assuming credit losses in excess of the first loss account, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. (“MPF Xtra” is a registered trademark of the FHLBank of Chicago.)

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

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2015, the Bank’s other assets included

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$2 of REO resulting from foreclosure of 21 mortgage loans held by the Bank. At December 31, 2014, the Bank’s other assets included $2 of REO resulting from foreclosure of 23 mortgage loans held by the Bank.

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

(4)	a non-qualifying hedge of another derivative (an intermediation hedge) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $52 and $67 at December 31, 2015 and 2014, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $8 for 2015, $9 for 2014, and $9 for 2013. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software, and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2015, 2014, and 2013, respectively.

The cost of computer software developed or obtained for internal use is capitalized and depreciated over future periods. At December 31, 2015 and 2014, the Bank had $18 and $20 in unamortized computer software costs respectively. Depreciation of computer software costs charged to expense was $6, $7, and $7 in 2015, 2014, and 2013, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $9 and $12 at December 31, 2015 and 2014, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $7, $6, and $7, in 2015, 2014, and 2013, respectively.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued and Adopted Accounting Guidance

Recognition of Lease Assets and Lease Liabilities. On February 25, 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires recognition of lease assets and lease liabilities on the Statements of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the Statements of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the Statements of Condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income;

•
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements;

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Bank for the interim and annual periods beginning after December 15, 2015, and was adopted prospectively. The adoption of this guidance did not have an impact on the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the Statements of Condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of this guidance will result in a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition. This guidance became effective for the Bank for the interim and annual periods beginning after December 15, 2015, and was adopted retrospectively. Upon adoption of this guidance on January 1, 2016, the retrospective impact to the Bank’s Statements of Condition was a decrease of $9 and $12 to other assets and to consolidated obligations as of December 31, 2015, and December 31, 2014, respectively. The adoption of this guidance did not have an impact on the Bank’s results of operations or cash flows.

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

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.

•	Potentially changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

This guidance became effective for the Bank for interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

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

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $41 for 2015 and $2 for 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2015 and 2014, was as follows:

	2015	2014
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,424	$3,513
MBS – Other U.S. obligations – Ginnie Mae	9	11
Total	$1,433	$3,524

The net unrealized gain/(loss) on trading securities was $(2), $(1), and $2 for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of December 31, 2015 and 2014, were as follows:

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$489	$(1)	$23	$—	$511
Alt-A, option ARM	956	(37)	64	(3)	980
Alt-A, other	3,926	(127)	135	(11)	3,923
Total	$5,371	$(165)	$222	$(14)	$5,414

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$565	$(4)	$31	$—	$592
Alt-A, option ARM	1,031	(43)	77	—	1,065
Alt-A, other	4,687	(145)	174	(2)	4,714
Total	$6,283	$(192)	$282	$(2)	$6,371

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At December 31, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,023. At December 31, 2014, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,173.

The following table summarizes the AFS securities with unrealized losses as of December 31, 2015 and 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$25	$1	$25	$1
Alt-A, option ARM	—	—	435	40	435	40
Alt-A, other	168	2	1,521	136	1,689	138
Total	$168	$2	$1,981	$177	$2,149	$179

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$71	$3	$36	$1	$107	$4
Alt-A, option ARM	—	—	580	43	580	43
Alt-A, other	403	12	1,682	135	2,085	147
Total	$474	$15	$2,298	$179	$2,772	$194

As indicated in the tables above, as of December 31, 2015, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at December 31, 2015 and 2014, are shown in the following table:

	2015	2014
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,540	$1,917
Adjustable rate	3,831	4,366
Total	$5,371	$6,283

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2015	2014
Collateralized mortgage obligations:
Converts in 1 year or less	$102	$71
Converts after 1 year through 5 years	99	226
Total	$201	$297

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$275	$—	$275	$—	$(33)	$242
MBS:
Other U.S. obligations – Ginnie Mae	1,227	—	1,227	4	(3)	1,228
GSEs:
Freddie Mac	3,677	—	3,677	39	(20)	3,696
Fannie Mae	4,136	—	4,136	70	(12)	4,194
Subtotal GSEs	7,813	—	7,813	109	(32)	7,890
PLRMBS:
Prime	905	—	905	—	(27)	878
Alt-A, option ARM	—	—	—	—	—	—
Alt-A, other	596	(14)	582	14	(13)	583
Subtotal PLRMBS	1,501	(14)	1,487	14	(40)	1,461
Total MBS	10,541	(14)	10,527	127	(75)	10,579
Total	$10,816	$(14)	$10,802	$127	$(108)	$10,821

December 31, 2014
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$328	$—	$328	$—	$(45)	$283
MBS:
Other U.S. obligations – Ginnie Mae	1,513	—	1,513	15	(2)	1,526
GSEs:
Freddie Mac	4,517	—	4,517	61	(12)	4,566
Fannie Mae	5,313	—	5,313	121	(6)	5,428
Subtotal GSEs	9,830	—	9,830	182	(18)	9,994
PLRMBS:
Prime	1,133	—	1,133	1	(27)	1,107
Alt-A, option ARM	14	—	14	—	(1)	13
Alt-A, other	753	(20)	733	19	(18)	734
Subtotal PLRMBS	1,900	(20)	1,880	20	(46)	1,854
Total MBS	13,243	(20)	13,223	217	(66)	13,374
Total	$13,571	$(20)	$13,551	$217	$(111)	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $39, discounts of $42, and credit-related OTTI of $8. At December 31, 2014, the amortized cost of the Bank’s MBS classified as HTM included premiums of $51, discounts of $55, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2015 and 2014. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$240	$33	$240	$33
MBS:
Other U.S. obligations – Ginnie Mae	799	3	2	—	801	3
GSEs:
Freddie Mac	1,736	20	20	—	1,756	20
Fannie Mae	1,095	9	154	3	1,249	12
Subtotal GSEs	2,831	29	174	3	3,005	32
PLRMBS:
Prime	165	1	676	26	841	27
Alt-A, option ARM	—	—	—	—	—	—
Alt-A, other	10	—	573	27	583	27
Subtotal PLRMBS	175	1	1,249	53	1,424	54
Total MBS	3,805	33	1,425	56	5,230	89
Total	$3,805	$33	$1,665	$89	$5,470	$122

December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$283	$45	$283	$45
MBS:
Other U.S. obligations – Ginnie Mae	131	—	94	2	225	2
GSEs:
Freddie Mac	622	1	1,044	11	1,666	12
Fannie Mae	286	1	562	5	848	6
Subtotal GSEs	908	2	1,606	16	2,514	18
PLRMBS:
Prime	264	2	682	25	946	27
Alt-A, option ARM	—	—	13	1	13	1
Alt-A, other	30	—	685	38	715	38
Subtotal PLRMBS	294	2	1,380	64	1,674	66
Total MBS	1,333	4	3,080	82	4,413	86
Total	$1,333	$4	$3,363	$127	$4,696	$131

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2015 and 2014, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$60	$60	$56
Due after 10 years	215	215	186
Subtotal	275	275	242
MBS	10,541	10,527	10,579
Total	$10,816	$10,802	$10,821

December 31, 2014
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$78	$78	$70
Due after 10 years	250	250	213
Subtotal	328	328	283
MBS	13,243	13,223	13,374
Total	$13,571	$13,551	$13,657

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at December 31, 2015 and 2014, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015	2014
Amortized cost of HTM securities other than MBS:
Adjustable rate	$275	$328
Subtotal	275	328
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	146	285
Adjustable rate	416	415
Collateralized mortgage obligations:
Fixed rate	7,224	9,249
Adjustable rate	2,755	3,294
Subtotal	10,541	13,243
Total	$10,816	$13,571
Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2015	2014
Passthrough securities:
Converts in 1 year or less	$22	$79
Converts after 1 year through 5 years	119	140
Converts after 5 years through 10 years	—	59
Total	$141	$278
Collateralized mortgage obligations:
Converts in 1 year or less	$7	$73
Converts after 1 year through 5 years	13	26
Total	$20	$99

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 7 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI.

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2015, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over the 12-month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For securities determined to be other-than-temporarily impaired as of December 31, 2015 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2015, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime
2007	13.2	3.7	20.8	19.2
2006	13.1	18.1	32.5	—
Total Prime	13.2	3.8	20.9	19.0
Alt-A, option ARM
2006	5.7	39.9	39.2	6.1
2005	7.4	11.1	32.5	29.4
Total Alt-A, option ARM	5.9	35.9	38.2	9.3
Alt-A, other
2007	11.3	24.7	34.8	10.3
2006	10.2	26.5	38.7	19.6
2005	13.3	14.9	36.9	5.8
2004 and earlier	17.3	7.1	30.7	13.3
Total Alt-A, other	12.2	20.0	36.4	10.8
Total	11.7	21.0	36.3	10.8

(1) Weighted average percentage is based on unpaid principal balance.

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Balance, beginning of the period	$1,314	$1,378	$1,397
Additional charges on securities for which OTTI was previously recognized(1)	15	4	7
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(2)	(74)	(68)	(26)
Balance, end of the period	$1,255	$1,314	$1,378

(1)
For the year ended December 31, 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2015. For the year ended December 31, 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014. For the year ended December 31, 2013, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2013.

(2) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $82, $66, and $20 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the year ended December 31, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the year ended December 31, 2014.

	2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$4	$—	$—	$4
Alt-A, option ARM	12	(1)	—	11
Total	$16	$(1)	$—	$15

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2015 and 2014, by loan collateral type:

December 31, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$591	$489	$511	$—	$—	$—	$—
Alt-A, option ARM	1,269	956	980	—	—	—	—
Alt-A, other	4,524	3,926	3,923	111	107	93	107
Total	$6,384	$5,371	$5,414	$111	$107	$93	$107

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2014
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$682	$565	$592	$—	$—	$—	$—
Alt-A, option ARM	1,391	1,031	1,065	—	—	—	—
Alt-A, other	5,374	4,687	4,714	132	128	108	127
Total	$7,447	$6,283	$6,371	$132	$128	$108	$127

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2015, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2015, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2015, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2015, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.25% to 8.57% at December 31, 2015, and 0.14% to 8.57% at December 31, 2014, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015		2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$24,807	0.59%	$21,328	0.63%
After 1 year through 2 years	4,252	1.19	7,597	1.07
After 2 years through 3 years	6,208	1.19	3,235	1.39
After 3 years through 4 years	6,877	0.89	3,216	1.65
After 4 years through 5 years	2,022	1.11	1,655	1.82
After 5 years	6,675	1.11	1,799	2.81
Total par value	50,841	0.84%	38,830	1.02%
Valuation adjustments for hedging activities	40		67
Valuation adjustments under fair value option	38		89
Total	$50,919		$38,986

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,510 at December 31, 2015, and $4,915 at December 31, 2014. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $15,425 at December 31, 2015, and $328 at December 31, 2014.

The Bank’s advances at December 31, 2015 and 2014, included $140 of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2015 and 2014, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2015	2014	2015	2014
Within 1 year	$25,983	$21,460	$24,947	$21,468
After 1 year through 2 years	6,124	7,693	4,152	7,597
After 2 years through 3 years	8,432	3,258	6,168	3,135
After 3 years through 4 years	3,173	3,291	6,877	3,176
After 4 years through 5 years	5,706	1,646	2,022	1,655
After 5 years	1,423	1,482	6,675	1,799
Total par value	$50,841	$38,830	$50,841	$38,830

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2015 and 2014. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,813	29%	$65	16%
Bank of the West	6,791	13	27	7
First Republic Bank	4,000	8	75	19
CIT Bank, National Association(4)	3,113	6	19	5
Citigroup Inc
Citibank, N.A.(2)	3,000	6	5	1
Banamex USA	—	—	—	—
Subtotal Citigroup Inc	3,000	6	5	1
Subtotal	31,717	62	191	48
Others	19,124	38	207	52
Total par value	$50,841	100%	$398	100%

December 31, 2014
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Bank of the West	$5,484	14%	$29	7%
First Republic Bank	5,275	13	86	20
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association(3)	3,000	8	54	13
JPMorgan Chase Bank, National Association(2)	819	2	7	2
Subtotal JPMorgan Chase & Co.	3,819	10	61	15
Bank of America California, N.A.	3,500	9	18	4
OneWest Bank, N.A.(4)	3,364	9	28	6
Subtotal	21,442	55	222	52
Others	17,388	45	209	48
Total par value	$38,830	100%	$431	100%

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

(4)	Effective August 3, 2015, CIT Bank merged with and into OneWest Bank, which was renamed CIT Bank, National Association.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2015 and 2014, are detailed below:

	2015	2014
Par value of advances:
Fixed rate:
Due within 1 year	$13,073	$15,422
Due after 1 year	9,381	12,330
Total fixed rate	22,454	27,752
Adjustable rate:
Due within 1 year	11,734	5,906
Due after 1 year	16,653	5,172
Total adjustable rate	28,387	11,078
Total par value	$50,841	$38,830

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2015 or 2014. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2015, 2014, and 2013, as follows:

	2015	2014	2013
Prepayment fees received	$28	$16	$14
Fair value adjustments	(20)	(10)	(9)
Net	$8	$6	$5
Advance principal prepaid	$2,229	$1,650	$365

Note 9 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and FHA-insured or VA-guaranteed mortgage loans under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. As of December 31, 2015, the Bank had approved ten members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of December 31, 2015 and 2014, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2015	2014
Fixed rate medium-term mortgage loans	$100	$160
Fixed rate long-term mortgage loans	553	553
Subtotal	653	713
Unamortized premiums	10	6
Unamortized discounts	(8)	(10)
Mortgage loans held for portfolio	655	709
Less: Allowance for credit losses	—	(1)
Total mortgage loans held for portfolio, net	$655	$708

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

For taking on the credit enhancement obligation, the Bank pays the participating financial institution or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling a de minimis amount in 2015, $1 in 2014, and $1 in 2013.

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

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2015 and 2014, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2015 and 2014, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2015 and 2014.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2015, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during 2015 or from January 1, 2016, to February 29, 2016.

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
The following table presents information on delinquent mortgage loans as of December 31, 2015 and 2014.

	2015	2014
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$10	$12
60 – 89 days delinquent	5	5
90 days or more delinquent	18	22
Total past due	33	39
Total current loans	625	673
Total mortgage loans	$658	$712
In process of foreclosure, included above(2)	$7	$11
Nonaccrual loans	$18	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.76%	3.12%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2015	2014	2013
Balance, beginning of the period	$1	$2	$3
(Charge-offs) /recoveries	(2)	(1)	—
Provision for/(reversal of) credit losses	1	—	(1)
Balance, end of the period	$—	$1	$2

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	2015	2014
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$1
Total allowance for credit losses	$—	$1
Recorded investment, end of period:
Individually evaluated for impairment	$14	$20
Collectively evaluated for impairment	644	692
Total recorded investment	$658	$712

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2015			2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$13	$13	$—	$14	$14	$—
With an allowance	1	1	—	6	6	1
Total	$14	$14	$—	$20	$20	$1

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2015	2014
With no related allowance	$15	$17
With an allowance	1	7
Total	$16	$24

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the MPF Original and MPF Plus products as described below. Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs during 2015, corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015 and 2014. For MPF Plus loans, the Bank established an allowance for credit losses totaling a de minimis amount as of December 31, 2015, and $1 as of December 31, 2014.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of December 31, 2015 and 2014, and for MPF Plus loans totaling de minimis amounts as of December 31, 2015 and 2014.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $3 as of December 31, 2015, and $2 as of December 31, 2014.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2015 and 2014.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2015 and 2014, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of December 31, 2015 and 2014, were as follows:

	2015	2014
Interest-bearing deposits:
Demand and overnight	$124	$159
Total interest-bearing deposits	124	159
Non-interest-bearing deposits	3	1
Total	$127	$160

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2015 and 2014, are detailed in the following table:

	2015		2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$124	0.01%	$159	0.01%
Non-interest-bearing deposits	3		1
Total	$127		$160

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

Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. The maturity of consolidated obligation bonds generally ranges from 6 months to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature.

The par value of the outstanding consolidated obligations of the FHLBanks was $905,202 at December 31, 2015, and $847,175 at December 31, 2014. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015, the Bank had qualifying assets totaling $85,542, and the Bank's participation in consolidated obligations outstanding was $79,483.

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

•
Conversion callable bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates and can generally be called at the Bank’s option on predetermined call dates according to the terms of the bond offerings.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2015 and 2014.

	2015		2014
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$29,114	1.03%	$21,044	0.36%
After 1 year through 2 years	11,264	0.91	9,871	2.43
After 2 years through 3 years	5,162	1.28	4,518	1.70
After 3 years through 4 years	1,430	1.44	2,336	1.49
After 4 years through 5 years	1,740	1.67	3,103	1.71
After 5 years	2,982	2.43	5,851	2.13
Total par value	51,692	1.14%	46,723	1.29%
Unamortized premiums	27		58
Unamortized discounts	(9)		(13)
Valuation adjustments for hedging activities	142		308
Fair value option valuation adjustments	(17)		(31)
Total	$51,835		$47,045

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $8,005 at December 31, 2015, and $14,158 at December 31, 2014. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,835 at December 31, 2015, and $9,573 at December 31, 2014. The combined sold callable swaps and callable bonds

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at December 31, 2015 and 2014, was as follows:

	2015	2014
Par value of consolidated obligation bonds:
Non-callable	$43,687	$32,565
Callable	8,005	14,158
Total par value	$51,692	$46,723

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2015 and 2014, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2015	2014
Within 1 year	$36,469	$33,558
After 1 year through 2 years	10,914	9,156
After 2 years through 3 years	3,282	2,043
After 3 years through 4 years	455	1,010
After 4 years through 5 years	395	385
After 5 years	177	571
Total par value	$51,692	$46,723

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2015		2014
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$27,663	0.25%	$21,815	0.09%
Unamortized discounts	(15)		(4)
Total	$27,648		$21,811

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2015 and 2014, are detailed in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015	2014
Par value of consolidated obligations:
Bonds:
Fixed rate	$28,942	$39,324
Adjustable rate	20,815	3,678
Step-up	1,110	2,654
Step-down	550	500
Fixed rate that converts to adjustable rate	175	467
Range bonds	100	100
Total bonds, par value	51,692	46,723
Discount notes, par value	27,663	21,815
Total consolidated obligations, par value	$79,355	$68,538

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

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2015 or 2014. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

year. There was no AHP shortfall, as described above, in 2015, 2014, or 2013. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2015, 2014, or 2013.

The Bank's total AHP assessments equaled $78, $36, and $52 during 2015, 2014, and 2013, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2015	2014	2013
Balance, beginning of the period	$147	$151	$144
AHP assessments	78	36	52
AHP grant payments	(53)	(40)	(45)
Balance, end of the period	$172	$147	$151

All subsidies were distributed in the form of direct grants in 2015, 2014, and 2013.

Note 14 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2015, 2014, and 2013:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2012	$(748)	$(34)	$(12)	$(794)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			5	5
Non-credit-related OTTI loss	—	(4)		(4)
Non-credit-related OTTI loss transferred	(4)	4		—
Net change in fair value	644			644
Accretion of non-credit-related OTTI loss		7		7
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	(3)	—		(3)
Net current period other comprehensive income/(loss)	637	7	5	649
Balance, December 31, 2013	(111)	(27)	(7)	(145)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(5)	(5)
Non-credit-related OTTI loss	(10)	—		(10)
Net change in fair value	209			209
Accretion of non-credit-related OTTI loss		7		7
Net current period other comprehensive income/(loss)	199	7	(5)	201
Balance, December 31, 2014	88	(20)	(12)	56
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	(18)	(1)		(19)
Non-credit-related OTTI loss transferred	(1)	1		—
Net change in fair value	(29)			(29)
Accretion of non-credit-related OTTI loss		6		6
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	3	—		3
Net current period other comprehensive income/(loss)	(45)	6	(2)	(41)
Balance, December 31, 2015	$43	$(14)	$(14)	$15

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

As of December 31, 2015 and 2014, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2015		2014
	Required	Actual	Required	Actual
Risk-based capital	$2,684	$5,369	$3,231	$6,356
Total regulatory capital	$3,428	$5,369	$3,032	$6,356
Total regulatory capital ratio	4.00%	6.26%	4.00%	8.38%
Leverage capital	$4,285	$8,054	$3,790	$9,534
Leverage ratio	5.00%	9.40%	5.00%	12.58%

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

The Bank amended its capital plan, effective April 1, 2015, to lower the cap on the membership stock requirement to $15 from $25, lower the activity-based stock requirement to 3.0% from 4.7% for outstanding advances and to 3.0% from 5.0% for mortgage loans purchased and held by the Bank, and change the authorized ranges for the activity-based stock requirement to a range of 2.0% to 5.0% from a range of 4.4% to 5.0% for advances and to a range of 0.0% to 5.0% from a range of 5.0% to 5.7% for mortgage loans purchased and held by the Bank. Effective August 3, 2015, the Bank reduced its activity-based stock requirements within the ranges authorized by the Bank’s capital plan. The activity-based stock requirement for advances was reduced from 3.0% to 2.7%, and the activity-based stock requirement for mortgage loans purchased from the member and held by the Bank was reduced from 3.0% to 0.0%.

A member's membership capital stock requirement is 1.0% of its membership asset value. The membership capital stock requirement for a member is capped at $15. The Bank may adjust the membership capital stock requirement for all members within a range of 0.5% to 1.5% of a member's membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member's membership asset value is determined by multiplying the amount of the member's membership assets by the applicable membership asset factors. Membership assets are generally defined as assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member's indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

A member's activity-based capital stock requirement is the sum of 2.7% of the member's outstanding advances plus 0.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within a range of 2.0% to 5.0% of the member's outstanding advances and a range of 0.0% to 5.0% of any portion of any mortgage loan purchased and held by the Bank.

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

The Bank had mandatorily redeemable capital stock totaling $488 outstanding to 9 institutions at December 31, 2015, and $719 outstanding to 32 institutions at December 31, 2014. The change in mandatorily redeemable capital stock for the years ended December 31, 2015, 2014, and 2013 was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015	2014	2013
Balance at the beginning of the period	$719	$2,071	$4,343
Reclassified from/(to) capital during the period(1)	415	3	4
Redemption of mandatorily redeemable capital stock	(53)	(296)	(502)
Repurchase of excess mandatorily redeemable capital stock	(593)	(1,059)	(1,774)
Balance at the end of the period	$488	$719	$2,071

(1)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $65, $120, and $155 for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2015 and 2014.

Contractual Redemption Period	2015	2014
Within 1 year	$82	$51
After 1 year through 2 years	1	582
After 2 years through 3 years	—	9
After 3 years through 4 years	—	1
After 4 years through 5 years	381	2
Past contractual redemption date because of remaining activity(1)	24	74
Total	$488	$719

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 200% as of December 31, 2015.

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

Retained Earnings Related to Loss Protection and Capital Compliance – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income resulting from an adverse interest rate environment, and to maintain capital compliance.

On July 31, 2015, the Board of Directors set the required amount of restricted retained earnings for loss protection and capital compliance at $2,000. Restricted retained earnings available to meet this requirement include amounts related to the Bank’s buildup of retained earnings and to the Joint Capital Enhancement Agreement, but exclude retained earnings related to valuations adjustments. Restricted retained earnings for loss protection and capital compliance were $2,008 as of December 31, 2015.

The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

Buildup – As of March 31, 2012, the Bank reached the $1,800 target for the buildup of retained earnings that had previously been set by the Board of Directors. On July 31, 2015, the Board of Directors lowered the requirement to $1,650 and transferred $150 to unrestricted retained earnings.

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

Retained earnings related to the JCE Agreement totaled $358 and $230 at December 31, 2015 and 2014, respectively.

The following table summarizes the activity related to retained earnings for the years ended December 31, 2015 and 2014:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Buildup	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2013	$317	$88	$1,800	$189	$2,077	$2,394
Net income	217	(53)	—	41	(12)	205
Cash dividends on capital stock	(240)	—	—	—	—	(240)
Balance, December 31, 2014	$294	$35	$1,800	$230	$2,065	$2,359
Net income	535	(25)	—	128	103	638
Cash dividends on capital stock	(369)	—	—	—	—	(369)
Transfers from restricted retained earnings	150	—	(150)	—	(150)	—
Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2015, the Bank’s excess capital stock totaled $402, or 0.47% of total assets.

The Bank paid dividends at an annualized rate of 12.39%, totaling $434, including $369 in dividends on capital stock and $65 in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $145, including $120 on capital stock and $25 in dividends on mandatorily redeemable capital stock. The Bank paid dividends at an annualized rate of 7.02%, totaling $360, including $240 in dividends on capital stock and $120 in dividends on mandatorily redeemable capital stock in 2014.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 18, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2015 at an annualized rate of 7.99%, totaling $55, including $45 in dividends on capital stock and $10 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 18, 2016. The Bank expects to pay the dividend on or about March 17, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $2,032 and $2,000 in excess capital stock during 2015 and 2014, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2015 and 2014, the Bank redeemed $53 and $296, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On May 29, 2015, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of a member, subject to the requirements and limitations mentioned above. In accordance with the revised Excess Stock Repurchase, Retained Earnings, and Dividend Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

On February 19, 2016, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 18, 2016.

Excess capital stock totaled $402 as of December 31, 2015, and $1,118 as of December 31, 2014.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2015 or 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015		2014
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$—	—%	$268	7%
JPMorgan Chase Bank, National Association(1)(2)	400	15	68	2
Subtotal JPMorgan Chase & Co.	400	15%	336	9
Citigroup Inc.:
Citibank, N.A.(1)	81	3	577	14
Banamex USA	4	—	2	—
Subtotal Citigroup Inc.	85	3	579	14
Subtotal	485	18	915	23
Others	2,256	82	3,082	77
Total	$2,741	100%	$3,997	100%

(1)	The capital stock held by these nonmember institutions is classified as mandatorily redeemable capital stock.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2015 and 2014.

	2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the period	$43	$23	$2	$37	$21	$2
Service cost	3	1	—	2	1	—
Interest cost	2	1	—	2	1	—
Actuarial (gain)/loss	(1)	(1)	—	3	—	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the period	46	24	2	43	23	2
Change in plan assets
Fair value of plan assets, beginning of the period	41	—	—	38	—	—
Actual return on plan assets	(1)	—	—	2	—	—
Employer contributions	4	—	—	2	—	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the period	43	—	—	41	—	—
Funded status at the end of the period	$(3)	$(24)	$(2)	$(2)	$(23)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2015 and 2014, consist of:

	2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	$(3)	$(24)	$(2)	$(2)	$(23)	$(2)

Amounts recognized in AOCI at December 31, 2015 and 2014, consist of:

	2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$12	$3	$(1)	$9	$4	$(2)
Prior service cost	—	—	—	—	1	—
AOCI	$12	$3	$(1)	$9	$5	$(2)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2015 and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$46	$24	$2	$43	$23	$2
Accumulated benefit obligation	44	24	2	41	22	2
Fair value of plan assets	43	—	—	41	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2015, 2014, and 2013, were as follows:

	2015			2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$1	$—	$2	$1	$—	$3	$2	$—
Interest cost	2	1	—	2	1	—	1	1	—
Expected return on plan assets	(3)	—	—	(3)	—	—	(3)	—	—
Amortization of net loss/(gain)	—	1	(1)	—	—	—	1	—	—
Net periodic benefit cost	2	3	(1)	1	2	—	2	3	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	3	(1)	—	4	1	—	(5)	—	(1)
Prior service cost	—	—	—	—	—	—	—	1	—
Amortization of net loss/(gain)	—	(1)	1	—	—	—	—	—	—
Total recognized in other comprehensive income	3	(2)	1	4	1	—	(5)	1	(1)
Total recognized in net periodic benefit cost and other comprehensive income	$5	$1	$—	$5	$3	$—	$(3)	$4	$(1)
The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2016 are as follows:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Estimated net gain/(loss)	$1	$—	$—

Weighted average assumptions used to determine the benefit obligations at December 31, 2015 and 2014, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.75%	3.75%	4.00%	3.50%	3.50%	3.75%
Rate of salary increase	3.00% through 2016 4.00% thereafter	3.00% through 2016 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2015, 2014, and 2013, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2015			2014			2013
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.50%	3.50%	3.75%	4.25%	4.25%	4.75%	3.25%	3.25%	3.75%
Rate of salary increase	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—
Expected return on plan assets	8.00%	—	—	8.00%	—	—	8.00%	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2015 and 2014, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

	2015				2014
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Equity mutual funds	24	—	—	24	25	—	—	25
Fixed income mutual funds	14	—	—	14	13	—	—	13
Real estate mutual funds	2	—	—	2	1	—	—	1
Other mutual funds	1	—	—	1	1	—	—	1
Total	$43	$—	$—	$43	$41	$—	$—	$41

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation based on a stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; real return investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix of 60% equity, 10% real return, and 30% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a regular basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2015 and 2014, by asset category was as follows:

Asset Category	2015	2014
Cash and cash equivalents	6%	4%
Equity mutual funds	56	61
Fixed income mutual funds	32	31
Real estate mutual funds	4	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $4 in 2015 and expects to contribute $2 in 2016 to the Cash Balance Plan. The Bank contributed a de minimis amount in 2015 and expects to contribute $6 in 2016 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2016	$4	$6	$—
2017	3	1	—
2018	3	4	—
2019	4	1	—
2020	4	1	—
2021 – 2025	22	16	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2015, 2014, and 2013, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2015, 2014, and 2013, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2015, 2014, and 2013, was $35, $33, and $30, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $12 and $12 for incentive compensation at December 31, 2015 and 2014, respectively.

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
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, including the net settlements from associated interest rate exchange agreements, and from earnings on invested capital.

The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and related hedging instruments.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2015, 2014, and 2013.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2015	$155	$351	$506	$(17)	$(18)	$65	$476	$388	$148	$716
2014	166	410	576	(19)	(64)	120	539	(154)	144	241
2013	175	449	624	(48)	34	155	483	5	128	360

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, and totaled $82, $66, and $20 for the years ended December 31, 2015, 2014, and 2013. The mortgage-related business does not include credit-related OTTI losses of $15, $4, and $7 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2015, 2014, and 2013.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2015	$69,051	$16,656	$85,707
2014	55,424	20,383	75,807
2013	62,297	23,477	85,774

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at hedge inception and on an ongoing basis) whether the hedging derivatives have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective hedges in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $132 at December 31, 2015. The Bank had no interest rate exchange agreements with members or offsetting derivatives with other counterparties at December 31, 2014.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2015, 2014, or 2013.

Credit Risk – The Bank is subject to credit risk as a result of the risk of potential nonperformance by counterparties to the derivative agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and Finance Agency regulations. The Bank also requires credit support agreements with collateral delivery thresholds on all uncleared derivatives. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, which may be held by the member institution for the benefit of the Bank.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2015, was $35, for which the Bank had posted collateral with a fair value of $31 in the ordinary course of business. If the Bank’s credit rating at December 31, 2015, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $2 of additional collateral (at fair value) to its derivative counterparties at December 31, 2015.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of December 31, 2015 and 2014. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015			2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$27,110	$192	$71	$28,018	$374	$103
Total	27,110	192	71	28,018	374	103
Derivatives not designated as hedging instruments:
Interest rate swaps	50,444	58	71	31,973	72	129
Interest rate caps and floors	2,230	6	1	2,306	9	1
Mortgage delivery commitments	5	—	—	—	—	—
Total	52,679	64	72	34,279	81	130
Total derivatives before netting and collateral adjustments	$79,789	256	143	$62,297	455	233
Netting adjustments and cash collateral(1)		(212)	(137)		(396)	(213)
Total derivative assets and total derivative liabilities		$44	$6		$59	$20

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $57 and $65 at December 31, 2015, and 2014, respectively. Cash collateral received and related accrued interest was $132 and $248 at December 31, 2015, and 2014, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(10)	$(12)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(10)	(12)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	13	26	(8)
Interest rate caps and floors	(3)	(14)	2
Net settlements	(18)	(64)	34
Mortgage delivery commitments	2	—	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	(6)	(52)	28
Net gain/(loss) on derivatives and hedging activities	$(16)	$(64)	$26

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2015, 2014, and 2013.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2015:
Advances	$19	$(20)	$(1)	$(106)
Consolidated obligation bonds	(170)	161	(9)	257
Total	$(151)	$141	$(10)	$151
Year ended December 31, 2014:
Advances	$23	$(23)	$—	$(128)
Consolidated obligation bonds	(189)	177	(12)	260
Total	$(166)	$154	$(12)	$132
Year ended December 31, 2013:
Advances	$178	$(175)	$3	$(126)
Consolidated obligation bonds	(373)	368	(5)	366
Total	$(195)	$193	$(2)	$240

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2015 and 2014.

	2015		2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$166	$93	$352	$199
Cleared derivatives	90	50	103	34
Total gross recognized amount	256	143	455	233
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(149)	(87)	(324)	(179)
Cleared derivatives	(63)	(50)	(72)	(34)
Total gross amount of netting adjustments and cash collateral	(212)	(137)	(396)	(213)
Total derivative assets and total derivative liabilities
Uncleared derivatives	17	6	28	20
Cleared derivatives	27	—	31	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	44	6	59	20
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	11	—	25	—
Net unsecured amount
Uncleared derivatives	6	6	3	20
Cleared derivatives	27	—	31	—
Total net unsecured amount	$33	$6	$34	$20

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 19 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2015 and 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2015 and 2014.

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,637	$1,637	$1,637	$—	$—	$—
Securities purchased under agreements to resell	10,000	10,000	—	10,000	—	—
Federal funds sold	4,626	4,626	—	4,626	—	—
Trading securities	1,433	1,433	—	1,433	—	—
AFS securities	5,414	5,414	—	—	5,414	—
HTM securities	10,802	10,821	—	9,118	1,703	—
Advances	50,919	50,844	—	50,844	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	655	694	—	694	—	—
Accrued interest receivable	56	56	—	56	—	—
Derivative assets, net(1)	44	44	—	256	—	(212)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	127	127	—	127	—	—
Consolidated obligations:
Bonds	51,835	51,773	—	51,773	—	—
Discount notes	27,648	27,640	—	27,640	—	—
Total consolidated obligations	79,483	79,413	—	79,413	—	—
Mandatorily redeemable capital stock	488	488	488	—	—	—
Accrued interest payable	80	80	—	80	—	—
Derivative liabilities, net(1)	6	6	—	143	—	(137)
Other
Standby letters of credit	18	18	—	18	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,920	$3,920	$3,920	$—	$—	$—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	7,503	7,503	—	7,503	—	—
Trading securities	3,524	3,524	—	3,524	—	—
AFS securities	6,371	6,371	—	—	6,371	—
HTM securities	13,551	13,657	—	11,521	2,136	—
Advances	38,986	39,060	—	39,060	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	708	769	—	769	—	—
Accrued interest receivable	67	67	—	67	—	—
Derivative assets, net(1)	59	59	—	455	—	(396)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	160	160	—	160	—	—
Consolidated obligations:
Bonds	47,045	47,021	—	47,021	—	—
Discount notes	21,811	21,811	—	21,811	—	—
Total consolidated obligations	68,856	68,832	—	68,832	—	—
Mandatorily redeemable capital stock	719	719	719	—	—	—
Accrued interest payable	95	95	—	95	—	—
Derivative liabilities, net(1)	20	20	—	233	—	(213)
Other
Standby letters of credit	12	12	—	12	—	—
Commitments to fund advances(3)	—	2	—	2	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 20 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2015:

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

As of December 31, 2015, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of December 31, 2015, for reasonableness using a market-implied yield test. The Bank calculated a market-implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared the market-implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

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

The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. The Bank obtains market-observable inputs for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency’s advances

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. The Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees. In addition, the Bank did not adjust its fair value measurement of advances for creditworthiness primarily because advances were fully collateralized.

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

Derivative Assets and Liabilities – In general, derivative instruments transacted and held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use market-observable inputs, such as the overnight index swap (OIS) curve and volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew), adjusted for counterparty credit risk, as necessary.

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

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary input for measuring the fair value of consolidated obligation bonds is a market-based CO Curve obtained from the Office of Finance. The Office of Finance constructs the CO Curve using the Treasury yield curve as a base curve, which is adjusted by indicative consolidated obligation spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, and market activity for similar liabilities, such as recent GSE issuances or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable inputs, such as volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew).

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2015 and 2014, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,424	$—	$—	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	—	9	—	—	9
Total trading securities	—	1,433	—	—	1,433
AFS securities:
PLRMBS	—	—	5,414	—	5,414
Total AFS securities	—	—	5,414	—	5,414
Advances(2)	—	3,677	—	—	3,677
Derivative assets, net: interest rate-related	—	256	—	(212)	44
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,366	$5,414	$(212)	$10,578
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$4,233	$—	$—	$4,233
Derivative liabilities, net: interest rate-related	—	143	—	(137)	6
Total recurring fair value measurements – Liabilities	$—	$4,376	$—	$(137)	$4,239
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1		$1
Impaired mortgage loans held for portfolio	—	—	5		5
Total nonrecurring fair value measurements – Assets	$—	$—	$6		$6

December 31, 2014
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,513	$—	$—	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	—	11	—	—	11
Total trading securities	—	3,524	—	—	3,524
AFS securities:
PLRMBS	—	—	6,371	—	6,371
Total AFS securities	—	—	6,371	—	6,371
Advances(2)	—	5,137	—	—	5,137
Derivative assets, net: interest rate-related	—	455	—	(396)	59
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$9,116	$6,371	$(396)	$15,102
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$6,717	$—	$—	$6,717
Derivative liabilities, net: interest rate-related	—	233	—	(213)	20
Total recurring fair value measurements – Liabilities	$—	$6,950	$—	$(213)	$6,737
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$1		$1

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)	Represents advances recorded under the fair value option at December 31, 2015 and 2014.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2015 and 2014.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Balance, beginning of the period	$6,371	$7,047	$7,604
Total gain/(loss) realized and unrealized included in:
Interest income	83	66	21
Net OTTI loss, credit-related	(15)	(4)	(7)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(29)	209	644
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(15)	(10)	(3)
Settlements	(996)	(937)	(1,284)
Transfers of HTM securities to AFS securities	15	—	72
Balance, end of the period	$5,414	$6,371	$7,047
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$68	$62	$15

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,137	$6,717	$7,069	$10,115	$7,390	$27,884
New transactions elected for fair value option	1,018	2,585	783	3,607	837	3,547
Maturities and terminations	(2,442)	(5,083)	(2,700)	(7,088)	(988)	(21,165)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(31)	19	(11)	82	(169)	(146)
Change in accrued interest	(5)	(5)	(4)	1	(1)	(5)
Balance, end of the period	$3,677	$4,233	$5,137	$6,717	$7,069	$10,115

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended December 31, 2015, 2014, and 2013.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2015 and 2014:

	2015			2014
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,639	$3,677	$38	$5,048	$5,137	$89
Consolidated obligation bonds	4,250	4,233	(17)	6,748	6,717	(31)

(1)	At December 31, 2015 and 2014, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBank, and as of December 31, 2015, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $905,202 at December 31, 2015, and $847,175 at December 31, 2014. The par value of the Bank’s participation in consolidated obligations was $79,355 at December 31, 2015, and $68,538 at December 31, 2014.

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

Off-balance sheet commitments as of December 31, 2015 and 2014, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2015			2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$9,072	$3,237	$12,309	$2,699	$2,711	$5,410
Commitments to fund additional advances(1)	5	5	10	121	5	126
Commitments to issue consolidated obligation discount notes, par	300	—	300	3	—	3
Commitments to issue consolidated obligation bonds, par(2)	110	—	110	—	—	—
Commitments to purchase mortgage loans	5	—	5	—	—	—

(1)
At December 31, 2015, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2014, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)	At December 31, 2015, all of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 33 days to 15 years, including a final expiration in 2030. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $18 at December 31, 2015, and $12 at December 31, 2014. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2015 and 2014.

Commitments to fund advances totaled $10 at December 31, 2015, and $126 at December 31, 2014. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2015 and 2014.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 45 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and with the Bank’s members. The Bank enters into master agreements with netting provisions and into bilateral credit support agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 18 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

The Bank charged operating expenses for net rental and related costs of approximately $5, $5, and $5 for the years ended December 31, 2015, 2014, and 2013, respectively. Future minimum rentals at December 31, 2015, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year	Future Minimum Rentals
2016	$4
2017	4
2018	4
2019	3
2020	2
Total	$17

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

Note 21 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members and Nonmembers. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements. (For further information on concentration risk, see Note 15 – Capital and Note 8 – Advances).

Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ending December 31, 2015, no shareholder owned more than 10% of the total voting interests in the Bank because of this statutory limit on members' voting rights.

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

The Bank may invest in Federal funds sold, interest-bearing deposits, commercial paper, and MBS and executes derivative transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank's advances pricing. As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions were executed at market rates.

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

In instances where the member has an officer or director serving on the Bank’s Board of Directors, all of the aforementioned transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members, in accordance with regulations governing the operations of the FHLBanks. The following table shows transactions with members that have an officer or director serving on the Bank’s Board of Directors.

	December 31, 2015	December 31, 2014
Assets:
Advances	$3,297	$2,080
Mortgage loans held for portfolio	24	32
Accrued interest receivable	5	6
Liabilities:
Deposits	$4	$3
Capital:
Capital Stock	$119	$162

	For the Years Ended December 31,
	2015	2014	2013
Interest Income:
Advances	$35	$42	$65
Mortgage loans held for portfolio	1	2	3

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Transactions with other FHLBanks, if any, are identified in the Bank’s financial statements.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2015, 2014, and 2013, the Bank recorded a de minimis amount in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2015 and 2014, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Professional and contract services	$50	$48	$33
Travel	2	2	2
Occupancy	5	5	5
Equipment	10	10	9
Other	4	4	4
Total	$71	$69	$53

Note 23 — Subsequent Events

There were no material subsequent events identified, subsequent to December 31, 2015, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2015 and 2014, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$221	$222	$236	$227
Interest expense	101	103	128	97
Net interest income	120	119	108	130
Provision for/(reversal of) credit losses on mortgage loans	1	—	—	—
Other income/(loss)	(9)	(33)	(2)	432
Other expense	46	34	34	34
Assessments	7	6	11	54
Net income/(loss)	$57	$46	$61	$474
Dividends declared per share(1)	$2.22	$2.50	$5.58	$1.79
Annualized dividend rate(1)	8.79%	10.01%	22.65%	7.11%

(1)	In the second quarter of 2015, the amount of dividends declared per share includes a special dividend of $3.69 at an annualized dividend rate of 14.98%.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$237	$247	$260	$261
Interest expense	104	114	122	126
Net interest income	133	133	138	135
Provision for/(reversal of) credit losses on mortgage loans	—	(1)	—	1
Other income/(loss)	(40)	(12)	(54)	(48)
Other expense	41	34	37	32
Assessments	7	12	8	9
Net income/(loss)	45	$76	$39	$45
Dividends declared per share	$1.87	$1.83	$1.68	$1.68
Annualized dividend rate	7.40%	7.35%	6.80%	6.67%

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2015, 2014, and 2013, are included in the tables below.

(In millions)	2015	2014	2013
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$1,424	$3,513	$3,194
MBS:
Other U.S. obligations – Ginnie Mae	9	11	14
Total trading securities	1,433	3,524	3,208
AFS securities:
MBS:
PLRMBS	5,414	6,371	7,047
Total AFS securities	5,414	6,371	7,047
HTM securities:
Certificates of deposits	—	—	1,660
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	275	328	416
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	1,227	1,513	1,575
GSEs:
Freddie Mac	3,677	4,517	5,250
Fannie Mae	4,136	5,313	6,331
PLRMBS	1,487	1,880	2,275
Total HTM securities	10,802	13,551	17,507
Total securities	17,649	23,446	27,762
Securities purchased under agreements to resell	10,000	1,000	—
Federal funds sold	4,626	7,503	7,498
Total investments	$32,275	$31,949	$35,260

As of December 31, 2015, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$275	$1,149	$—	$—	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	—	—	7	2	9
Total trading securities	275	1,149	7	2	1,433
Yield on trading securities	0.30%	0.43%	1.79%	1.81%	0.41%
AFS securities:
MBS:
PLRMBS	—	—	—	5,414	5,414
Total AFS securities	—	—	—	5,414	5,414
Yield on AFS securities	—%	—%	—%	5.29%	5.29%
HTM securities:
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	60	215	275
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	—	—	1	1,226	1,227
GSEs:
Freddie Mac	—	3	6	3,668	3,677
Fannie Mae	—	9	35	4,092	4,136
PLRMBS	—	—	—	1,487	1,487
Total HTM securities	—	12	102	10,688	10,802
Yield on HTM securities (1)	5.18%	4.71%	2.06%	2.43%	2.43%
Total securities	275	1,161	109	16,104	17,649
Yield on total securities	0.30%	0.47%	2.05%	3.39%	3.14%
Securities purchased under agreements to resell	10,000	—	—	—	10,000
Federal funds sold	4,626	—	—	—	4,626
Total investments	$14,901	$1,161	$109	$16,104	$32,275
(1) Yield on HTM securities maturing within one year represents yield on de minimis amounts of HTM securities in this category.

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2015	2014	2013	2012	2011
30 - 59 days delinquent	$10	$12	$14	$18	$24
60 - 89 days delinquent	5	5	7	7	9
90 days or more delinquent	18	22	27	32	31
Total past due	33	39	48	57	64
Total current loans	620	674	865	1,239	1,777
Total mortgage loans	$653	$713	$913	$1,296	$1,841
In process of foreclosure, included above(1)	$7	$11	$15	$19	$20
Nonaccrual loans	$18	$22	$27	$32	$31
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	5.05%	5.47%	5.26%	4.40%	3.48%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	2.79%	3.13%	3.00%	2.46%	1.70%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2015	2014	2013	2012	2011
Balance, beginning of the period	$1	$2	$3	$6	$3
(Charge-offs)/recoveries	(2)	(1)	—	(2)	(1)
Provision for/(recovery of) credit losses	1	—	(1)	(1)	4
Balance, end of the period	$—	$1	$2	$3	$6
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.24)%	(0.05)%	(0.07)%	(0.08)%	(0.07)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2015	2014	2013	2012	2011
Interest contractually due on nonaccrual loans during the period	$1	$1	$1	$2	$2
Interest recognized in income for nonaccrual loans during the period	—	—	—	—	—
Shortfall	$1	$1	$1	$2	$2

Geographic Concentration of Mortgage Loans(1)

	December 31, 2015	December 31, 2014
California	47.19%	36.09%
New York	6.56	7.77
Illinois	6.30	7.78
Massachusetts	3.92	4.68
New Jersey	3.55	4.28
All others(2)	32.48	39.40
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 3.10% and 3.74% of the portfolio at December 31, 2015 and 2014, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2015, 2014, and 2013:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Outstanding at end of the period	$27,648	$21,811	$24,194	$18,273	$11,700	$14,700
Weighted average rate at end of the period	0.25%	0.09%	0.10%	0.25%	0.13%	0.14%
Daily average outstanding for the period	$28,853	$23,582	$16,325	$11,085	$16,841	$11,697
Weighted average rate for the period	0.16%	0.09%	0.10%	0.17%	0.13%	0.15%
Highest outstanding at any monthend	$33,859	$25,640	$24,194	$18,273	$22,345	$14,980

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the three months ended December 31, 2015, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2015, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated six nonmember independent director positions for 2015, two of which were public interest director positions.

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

The term for each director position is four years, and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank's Board performs a Board assessment that includes consideration of the directors' backgrounds, experience, expertise, Board service, and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors to serve on the Bank's Board, as described in each director's biography below.

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

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 29, 2016) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term

Douglas H. (Tad) Lowrey, Chair(1)(7)	63	2006	2017
Melinda Guzman, Vice Chair(2)(7)(8)	52	2009	2016
Bradley W. Beal(3)(6)(8)	62	2014	2019
Craig G. Blunden(1)(5)(7)	68	2012	2019
Steven R. Gardner(1)(6)(8)	55	2014	2017
Richard A. Heldebrant(1)(5)	63	2013	2016
Simone Lagomarsino(1)(5)(7)(8)	54	2013	2016
John F. Luikart(2)(5)	66	2007	2017
Kevin Murray(2)	55	2008	2019
Robert F. Nielsen(2)(8)	69	2009	2016
Brian M. Riley(4)(5)(6)	51	2015	2018
John F. Robinson(1)(5)(7)	69	2011	2018
Scott C. Syphax(2)(6)(8)	52	2002	2018
John T. Wasley(2)(5)(6)(8)	54	2007	2017

(1)
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

(2)
Elected as a nonmember independent director by the Bank members eligible to vote. Ms. Guzman also served as an appointive director from April 19, 2007, to December 31, 2008. Mr. Nielsen also served as an appointive director from April 19, 2007, to December 31, 2008, and from 1999 to 2001. Mr. Wasley also served as an appointive director from 2003 to 2005. With the enactment of the Housing and Economic Recovery Act of 2008 on July 30,

2008, the director positions previously appointed by the Federal Housing Finance Board (appointive director positions) became known as nonmember independent director positions, and the method for filling these positions was changed to election by the Bank members eligible to vote.

(3)
Mr. Beal was declared elected by the Board as a Nevada director, for a four-year term beginning January 1, 2016. Mr. Beal was selected by the Board to fill the vacant Nevada director position effective May 1, 2014, for a term expiring on December 31, 2015.

(4)	Elected by the Bank’s Arizona members eligible to vote.

(5)	Member of the Audit Committee in 2016.

(6)	Member of the Compensation and Human Resources Committee (previously the EEO-Personnel-Compensation Committee) in 2016.

(7)	Member of the Audit Committee in 2015.

(8)	Member of the EEO-Personnel-Compensation Committee in 2015.

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

Douglas H. (Tad) Lowrey, Chair

Douglas H. (Tad) Lowrey has been non-executive chairman of Pacific Western Bank since its acquisition of CapitalSource Bank in April 2014. He has also served as a director of PacWest Bancorp since 2014. Mr. Lowrey served as the chief executive officer of CapitalSource Bank, Los Angeles, California, from July 2008 to April 2014 and served as its chairman from 2012 until April 2014. Since August 2015 he has served as a senior advisor for Alliance Partners, a bank advisory, lending and asset management firm. Mr. Lowrey has held positions as chief executive officer, president, chairman, director, and chief financial officer for several financial institutions since 1983. He is the current Chairman of the California Bankers Association. He also served as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1996 to 1998 and from 1999 to 2003 and was its vice chairman in 2003. Mr. Lowrey's current position as the chairman of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members and other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

Melinda Guzman, Vice Chair

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

John F. Luikart

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been a trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004 and a board member of Wells Fargo Real Estate Investment Trust and Ohio Wesleyan University since 2014. He was senior advisor to the CEO of Red Capital Group from July 2011 to July 2012 and was chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's current position as the principal executive officer of an investment and financial advisory firm, his previous positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank's Board.

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

Brian M. Riley

Brian M. Riley has been the president and chief executive officer of Mohave State Bank, Lake Havasu City, Arizona, since March, 2009. He was the chief financial officer of the bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current position as the principal executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank's Board.

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

Scott C. Syphax

Scott C. Syphax has been chief executive officer of Nehemiah Corporation of America, a community development corporation in Sacramento, California, since 2001, and is also president and chief executive officer of its affiliates. He also held the position of president of Nehemiah Corporation of America from 2001 through June 2015. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chairman of the Bank's Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank's Board.

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

Executive Officers

Dean Schultz

Dean Schultz, 69, has been president and chief executive officer since April 1991. Mr. Schultz is vice chairman of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the FHLBanks. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 56, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 54, has been senior vice president and chief information officer since May 2011. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Gregory P. Fontenot

Gregory P. Fontenot, 57, has been senior vice president, human resources, office of minority and women inclusion, and facilities management since October 2011. Previously, he was senior vice president and director of human resources from January 2006 to October 2011. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute and the Society for Human Resource Management Senior Certified Professional designation.

Kevin A. Gong

Kevin A. Gong, 56, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

David H. Martens

David H. Martens, 63, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens served as senior vice president, credit and collateral risk management, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision, chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision, vice president and supervisory agent with the Bank, and independent auditor and audit manager with Ernst & Young LLP. He is a certified public accountant and a certified financial planner.

Kenneth C. Miller

Kenneth C. Miller, 63, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 54, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 63, has been senior vice president, sales and marketing, since August 2011. Previously, Ms. Remch was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 57, joined the Bank in May 2009 as senior vice president, chief credit and collateral risk management officer. Mr. Shovlowsky announced his retirement effective March 11, 2016. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 58, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 59, has been senior vice president, member financial services and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 54, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank & Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2015. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee (formerly, the EEO-Personnel-Compensation Committee) (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit, for whom compensation is established by the Audit Committee). Beginning in 2016, the Compensation Committee will also be responsible for reviewing and making recommendations regarding compensation for the directors (previously the responsibility of the Bank’s Governance Committee). For 2016, the Compensation Committee consists of five members of the Board. In 2015, the Compensation Committee consisted of seven members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank's compensation policies and practices for the Bank's employees.

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

The Finance Agency’s Advisory Bulletin 2009-AB-02 outlined several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities.

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

The Bank provides wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. The Bank also aims to provide a reasonable return to its members consistent with the Bank's public policy purpose, to consistently operate to best practices, and to accomplish its goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. Similar to 2014, for 2015 the Board adopted three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

For 2015, the Risk Management goal focused management on enhancing the business value of the Bank’s risk assessment processes and implementing a corporate data protection initiative.

Consistent with the Bank's public policy purposes, the Community Investment goal for 2015 focused management on meeting the Bank's objective to promote and assist housing and community economic development activities, and to provide resources and assistance to members in achieving their community lending goals. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal for 2015 focused management on the number of members using the community investment programs and the amount of new advances funded and letters of credit issued under the Bank’s Community Investment Cash Advance credit programs during 2015.

The Franchise Enhancement goal for 2015 helped to align management's interest with the Bank’s objective to remain an integral component of the nation’s housing finance system, promote new business opportunities that increase revenue potential or enhance mission achievement, and to continue to enhance and implement the Bank’s information technology strategic initiatives and provide value to the Bank and service to members.

The 2015 Franchise Enhancement goal included milestones for completion of 2014 technology strategic initiatives continued in 2015 and achievement of 2015 technology strategic initiatives relating to digital strategy, collateral management system replacement, Calypso expansion, accounting operations automation, and vendor management and automated procure-to-pay. The 2015 Franchise Enhancement goal also included four member business goals designed to focus management on achieving: (i) advances and letters of credit targeted volumes; (ii) a Mortgage Partnership Finance program target based on the number of new participating financial institutions; (iii) a member engagement target based on the number of on-site visits to members; and (iv) a member recruitment goal based on the number of new members. The Board set the target achievement levels for the member business goals based on various assumptions, such as economic forecasts, detailed member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members and increasing member engagement in a safe and sound manner. The 2015 Franchise Enhancement goal also included a financial goal, called the Adjusted Return on Capital Spread goal. This goal was reasonably challenging to accomplish and required, among other things, that the Bank maintain 2015 average annual balances and spreads for advances, MBS, and mortgage loans close to the 2015 plan projections at a time when member liquidity was high, demand for funding remained low, and there was volatility in the mortgage and capital markets, and to manage operating costs while continuing to meet strategic and operating objectives. Given the Bank’s business model and conservative risk appetite, the achievement levels above target represented significant stretch objectives.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives for 2015 were intended to strengthen the Bank's financial services franchise, improve the efficiency and effectiveness of the Bank's operating infrastructure, promote and enhance the effectiveness of the Bank's Affordable Housing Program and community investment programs, and strengthen the Bank’s organizational effectiveness by enhancing the Bank’s working environment and advancing diversity and inclusion.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2015, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each officer type (president, executive vice president, senior vice president, and senior vice president and chief risk officer) relative to the individual goal weighting for that officer type in calculating each named executive officer's individual total weighted achievement level.

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

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2015, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and diversified banks, savings institutions, and mortgage finance companies, among others, while maintaining an appropriate alignment with the practices of other FHLBanks.

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

In November 2014, the Compensation Committee engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with competitive market compensation benchmarking information. McLagan does not currently provide any other services to the Bank. In April 2015 and July 2015, McLagan assessed the Bank’s competitive market position. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from two groups: large commercial banks with assets of $20 billion and greater and Fannie Mae, Freddie Mac, and the Federal Reserve Banks; and public proxy peers with assets between $5 billion and $20 billion. A Federal Home Loan Banks peer group was included as reference. When comparing Bank executives using the large commercial bank peer group, direct reports to the overall head of the function were used. When using the $5 billion to $20 billion peer group, a direct comparison of top paid executives was made using salary rank from the proxies. When using the Federal Home Loan Banks peer group, a direct comparison of overall functional heads was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2015 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

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

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's peer group. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements, or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. For the named executive officers, 2016 base salaries were increased from 0% to 3% relative to 2015 base salaries to appropriately align total remuneration with comparable positions in the financial services marketplace.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

For 2015, the Bank provided an annual (short-term) cash incentive compensation plan for achievement of the Bank's corporate goals and individual goals to the Bank's president (2015 President's Incentive Plan, or 2015 PIP) and to the executive vice president and senior vice presidents (2015 Executive Incentive Plan, or 2015 EIP). The 2015 EIP does not apply to the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan.

The target achievement levels in the 2015 PIP and the 2015 EIP were designed to reward officers for achievement of the Bank's corporate goals to accomplish the Bank's objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The plans define the exceeds achievement level as an optimistic achievement level relative to the target level, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

We used a scale of 0% to 150% to measure the achievement levels for the Bank's corporate goals and each executive's individual goal(s), with 75% as the threshold level, 100% as the target level, 125% as the exceeds level, and 150% as the far exceeds level.

Awards under both the 2015 PIP and the 2015 EIP were based on the total weighted achievement of the three corporate goals approved by the Board for 2015 (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) and one or more individual goals for each officer. The awards under the 2015 PIP and the 2015 EIP were targeted as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank and individual goals, and were set as follows: 150% of target: 50% of base salary; 125% of target: 48% of base salary; 100% of target: 40% of base salary; and 75% of target: 20% of base salary.

Under both the 2015 PIP and the 2015 EIP, the Board had discretion to modify goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Both the 2015 PIP and the 2015 EIP provided that aggregate performance below the threshold achievement level normally would not result in an incentive award, and both the 2015 PIP and the 2015 EIP provided the Board with discretion to modify any and all incentive payments, including, without limit, under the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency is untimely; or, (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The 2015 PIP and the 2015 EIP also provided that actual goal achievement levels were subject to adjustment because of changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The 2015 PIP and the 2015 EIP also provided that the impact of credit-related other-than-temporary impairment charges would be excluded from the Adjusted Return on Capital Spread goal achievement level target and performance measurement and the impact of dividend benchmark variances-to-plan would be excluded from the Adjusted Return on Capital Spread goal performance measurement.

President's Incentive Plan. For 2015, we provided the Bank's president with an annual (short-term) cash incentive compensation plan, the 2015 PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

The 2015 PIP award ranges and plan design were intended to appropriately motivate and reward the Bank’s president based on the total achievement of all goals, taking into account his role in the Bank's performance. The 2015 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for the president in the 2015 PIP.

2015 PIP	2015 Goal Weights
Risk Management Goal	27%
Community Investment Goal	18
Franchise Enhancement Goal	45
Individual Goal	10
Total	100%

The president's award under the 2015 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2015 PIP.

For a discussion regarding the award granted to the president under the 2015 PIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2015, we provided an annual (short-term) cash incentive compensation plan, the 2015 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for the Bank's overall corporate goal achievement and for achievement of their individual goals. The 2015 EIP was designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2015 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2015 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for different categories of officers in the 2015 EIP.

	2015 Goal Weights
2015 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Senior Vice President
Risk Management Goal	27%	54%	27%
Community Investment Goal	18%	12.6%	18%
Franchise Enhancement Goal	45%	23.4%	45%
Individual Goal	10%	10%	10%
Total	100%	100%	100%

The awards under the 2015 EIP were determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level was then used to determine each participating officer's cash incentive compensation award under the 2015 EIP.

For a discussion regarding the awards granted under the 2015 EIP for the named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

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

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plans. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate EPUP performance periods in effect at one time. The following EPUPs are currently in effect: the 2016 EPUP for the performance period 2016 through 2018, the 2015 EPUP for the performance period 2015 through 2017, and the 2014 EPUP for the performance period 2014 through 2016. The 2013 EPUP was in effect for the performance period 2013 through 2015.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150% for the 2015 EPUP, 2014 EPUP, and 2013 EPUP, with 100% as the target achievement level for all performance periods. The Bank's corporate goals for the 2015, 2014, and 2013 EPUPs include the Adjusted Return on Capital Spread goal and the Risk Management goal.

The 2015, 2014, and 2013 EPUPs identified specific Adjusted Return on Capital Spread goal targets for each achievement level and provided that the Adjusted Return on Capital Spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2015, 2014, and 2013 Strategic Plans, respectively. They also provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period.

The two corporate goals in the 2015, 2014, and 2013 EPUPs were weighted 30% for the Adjusted Return on Capital Spread goal and 70% for the Risk Management goal at all achievement levels.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2015, 2014, and 2013 EPUPs, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds), and the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank goals, are as follows: 150% of target: 50% of base salary; 125% of target: 48% of base salary; 100% of target: 40% of base salary; and 75% of target: 20% of base salary.

Under the 2015, 2014, and 2013 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Under the 2015, 2014, and 2013 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2015, 2014, and 2013 EPUPs is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2015, 2014, and 2013 EPUPs provide that the impacts of credit-related other-than-temporary impairment charges are excluded from the Adjusted Return on Capital Spread goal target, but the impacts of actual credit-related other-than-temporary impairment charges are included in the Adjusted Return on Capital Spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the Adjusted Return on Capital Spread goal performance measurement.

The potential target award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The awards under the EPUPs are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables –Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

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

For 2015, the maximum annual before-tax employee contribution to the Savings Plan was limited to $18,000 (or $24,000 for participants age 50 and over), and no more than $265,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2015, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $265,000.

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

In addition, to preserve some of the value of the participant's frozen FIRF benefit, we maintain the ratio of each participant's frozen FIRF age 65 annuity to the participant's highest three consecutive years' average pay as of December 31, 1995 (annuity ratio), which we refer to as the net transition benefit component of the Cash Balance Plan. Upon retirement, each participant with a frozen FIRF benefit will receive a net transition benefit under the Cash Balance Plan that equals his or her highest three consecutive years' average pay at retirement multiplied by his or her annuity ratio minus the frozen FIRF benefit.

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

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation, including any deferrals under the BEP or DCP) and years of credited service as presented in the table below. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

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

COMPENSATION COMMITTEE REPORT

The Compensation and Human Resources Committee (Compensation Committee) acts as the compensation committee on behalf of the Bank's Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

Based on the Compensation Committee's review of the Compensation Discussion and Analysis and the discussions the Compensation Committee has had with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.

Compensation and Human Resources Committee
Scott C. Syphax, Chair
Bradley W. Beal, Vice Chair
Steven R. Gardner
Brian M. Riley
John T. Wasley

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus (1)		Non-Equity Incentive Payment(2)	Non-Equity LTIP Payout(3)	Change in Pension Value and Non-Qualified Deferred Compensation(4)		All Other Compensation(5)(6)	Total
Dean Schultz	2015	$852,800		$35,533		$418,200	$400,100	$—	(7)	$61,106	$1,767,739
President and	2014	828,000				359,200	390,900	67,313		61,644	1,707,057
Chief Executive Officer	2013	811,800				399,200	655,500	414,378		61,104	2,341,982

Lisa B. MacMillen	2015	546,300		22,763		270,100	256,300	49,211		40,295	1,184,969
Executive Vice President and	2014	530,400				233,300	250,400	468,647		39,644	1,522,391
Chief Operating Officer	2013	520,000				255,700	335,900	113,431		39,421	1,264,452

Kenneth C. Miller	2015	444,800		18,533		219,900	208,600	202,885		35,534	1,130,252
Senior Vice President and	2014	431,800				186,500	203,800	261,675		35,448	1,119,223
Chief Financial Officer	2013	423,300				208,100	227,900	139,169		36,094	1,034,563

Lawrence H. Parks	2015	461,376	(8)	18,367		217,900	206,800	184,575		32,703	1,121,721
Senior Vice President,	2014	452,691	(9)			188,300	202,100	448,011		32,109	1,323,211
External and Legislative Affairs	2013	439,772	(10)			206,300	237,100	10,087		34,686	927,945

Suzanne Titus-Johnson	2015	395,100		116,463	(11)	195,300	185,300	122,730		31,914	1,046,807
Senior Vice President and	2014	383,600				168,700	181,100	388,905		31,679	1,153,984
General Counsel and Corporate Secretary	2013	376,100				184,900	212,600	230,176		32,448	1,036,224

David H. Martens	2015	404,032	(12)	15,942		190,200	179,500	181,993		32,212	1,003,879
Senior Vice President and	2014	385,788	(13)			170,000	175,400	225,329		31,745	988,262
Chief Risk Officer	2013	392,214	(14)			178,800	205,900	124,398		40,110	941,422

(1)
Represents a Board-approved special award, consisting of an amount equal to one additional semi-monthly paycheck for all Bank employees to recognize Bank-wide teamwork and its contribution to the Bank’s exceptional overall performance.

(2)	Represents awards earned under the 2015, 2014, and 2013 PIPs and EIPs. See discussion in “Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments.”

(3)	Represents awards earned under the 2013, 2012, and 2011 EPUPs. See discussion in “Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments.”

(4)
Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank's qualified and non-qualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan (BEP); make-up pension benefit under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan (SERP)). There are no above-market or preferential earnings on the named executive officers' DCP accounts.

(5)
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

(6)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.

(7)
In accordance with SEC rules, negative changes in pension value are not included in this table. The negative change in pension value for Mr. Schultz is $167,764, which is due to certain limitations imposed under the SERP and the post age 65 decreasing annuity factors under the frozen FIRF.

(8)	Of this amount, $20,576 represents a vacation cash-out payment.

(9)	Of this amount, $24,691 represents a vacation cash-out payment.

(10)	Of this amount, $20,172 represents a vacation cash-out payment.
(11) Of this amount, $100,000 represents a discretionary cash incentive compensation award under the 2015 EIP.
(12) Of this amount, $21,432 represents a vacation cash-out payment.

(13)	Of this amount, $14,288 represents a vacation cash-out payment.

(14)	Of this amount, $28,014 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2015 EPUP	2015-2017	February 2018	$170,600	$341,100	$426,400
	2015 PIP	2015	February 2016	170,600	341,100	426,400
Lisa B. MacMillen	2015 EPUP	2015-2017	February 2018	109,300	218,500	273,200
	2015 EIP	2015	February 2016	109,300	218,500	273,200
Kenneth C. Miller	2015 EPUP	2015-2017	February 2018	89,000	177,900	222,400
	2015 EIP	2015	February 2016	89,000	177,900	222,400
Lawrence H. Parks	2015 EPUP	2015-2017	February 2018	88,200	176,300	220,400
	2015 EIP	2015	February 2016	88,200	176,300	220,400
Suzanne Titus-Johnson	2015 EPUP	2015-2017	February 2018	79,000	158,000	197,600
	2015 EIP	2015	February 2016	79,000	158,000	197,600
David H. Martens	2015 EPUP	2015-2017	February 2018	76,500	153,000	191,300
	2015 EIP	2015	February 2016	76,500	153,000	191,300

(1) Estimated payouts for the 2015 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect at the beginning of each performance period. Awards, if any, under the 2015 EPUP are payable following the end of the three-year performance period and the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation
Program - Long-Term Cash Incentive Plan: Executive Performance Unit Plan.” The payouts for the 2015 PIP and EIP are the amounts that could have been earned by the respective executive officers for 2015. Actual amounts earned under the 2015 PIP and 2015 EIP are included in the
Summary Compensation Table.

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

The 2015 base salaries of the current named executive officers were as follows: Dean Schultz, $852,800; Lisa B. MacMillen, $546,300; Kenneth C. Miller, $444,800; Lawrence H. Parks, $440,800; Suzanne Titus-Johnson, $395,100; and David H. Martens, $382,600. For 2016, the base salaries of the current named executive officers are as follows: Dean Schultz, $852,800; Lisa B. MacMillen, $557,200; Kenneth C. Miller, $458,100; Lawrence H. Parks, $454,000; Suzanne Titus-Johnson, $407,000; and David H. Martens, $394,100.

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

The Senior Officers' Policy also provides severance payments in connection with a “Change in Control” (as defined by the Senior Officers' Policy). Under the Senior Officers' Policy, in the event the president or the executive vice president experiences a termination of employment in connection with a Change in Control, severance and benefits will be payable pursuant to the Change in Control Severance Agreements described below.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2015, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) would have been as follows: Dean Schultz, $854,834; Lisa B. MacMillen, $549,113; Kenneth C. Miller, $447,872; Lawrence H. Parks, $441,834; Suzanne Titus-Johnson, $397,978; and David H. Martens, $384,552.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for the president and chief executive officer, Dean Schultz, and the executive vice president and chief operating officer, Lisa B. MacMillen (Agreements). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a “Change in Control” (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if the executive terminates his or her employment for “Good Reason” (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “Annual Incentive Amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to items (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, the payment will be delayed until the Bank achieves compliance with its regulatory capital requirements. Had the employment of Mr. Schultz or Ms. MacMillen been terminated under certain circumstances in connection with a Change in Control on December 31, 2015, the approximate value of the benefits, excluding amounts of any executive-level outplacement benefits, payable to Mr. Schultz and Ms. MacMillen (subject to Finance Agency regulatory review) would have been $2,508,146 and $1,636,359, respectively

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2015, Dean Schultz, president and chief executive officer, was awarded a cash incentive compensation award under the 2015 President's Incentive Plan (2015 PIP) of $418,200. Mr. Schultz's award was based on the Bank's 2015 achievement level of 134.5% for the Franchise Enhancement goal, 150.0% for the Community Investment goal, and 150.0% for the Risk Management goal, and his 2015 achievement level for his individual goal.

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2015 EIP were made: Lisa B. MacMillen, $270,100; Kenneth C. Miller, $219,900; Lawrence H. Parks, $217,900; Suzanne Titus-Johnson, $195,300; and David H. Martens, $190,200. Suzanne Titus-Johnson also received a discretionary cash incentive compensation award in the amount of $100,000 under the 2015 EIP for her achievements in overseeing and managing the Bank’s legal projects.

In reviewing the Bank's 2015 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues, as well as challenging market conditions and a challenging regulatory environment, throughout 2015. In particular, the Board recognized that the president and other executive officers implemented several initiatives to enhance the Bank's risk management and operations while delivering strong financial and community investment results.

The Risk Management goal, which consisted of two goal components, was measured at an aggregate achievement level of 150.0%. In determining the level of achievement, the Board recognized management's accomplishments in identifying a range of industry approaches that could be used to evaluate the maturity of the enterprise and business process risk assessments and using insights from the maturity assessment to evaluate how to enhance the business value of the annual risk assessments. The Board also considered the implementation of processes and technologies necessary to achieve certain milestones in connection with the Bank’s corporate data protection initiative. With respect to the first goal component, the achievement level was based on management completing its evaluation of the maturity of the Bank’s risk assessment processes and redesigning the Annual Risk Assessment processes and methodology. With respect to the second goal component, achievement was based on management’s implementation of processes and technologies necessary to effectively enumerate and classify all Bank data, while enabling more robust monitoring and strengthening protections against potential accidental loss and malicious or unauthorized access to the Bank’s systems. In addition, the Board recognized management’s achievements in the enhancements to the Bank’s risk assessment processes and added business value resulting from the Bank’s risk assessment processes, including new templates and processes that provide a standardized risk event framework for users, a focused compliance section and updated database, risk quantification for the likelihood and impact of risk events, and relative rank ordering of current risks and top emerging risks.

The Bank's Franchise Enhancement goal, which consisted of six goal components, was measured at an aggregate achievement level of 134.5%. The Board recognized the Bank's financial performance in 2015 for the financial performance goal component (which excluded the impact of other-than-temporary impairment charges and litigation settlements gains), the achievements relating to the Bank’s four member business goal components, and the technology initiatives goal component relating to franchise enhancement. With respect to the financial performance goal component, the Adjusted Return on Capital Spread goal target level for 2015 was 3.75% and the Bank achieved a spread of 4.20% (net of adjustments). Although the Bank exceeded the financial performance goal target and far exceeded three of the four member business goal targets, the aggregate achievement level for the Bank's Franchise Enhancement goal was offset by the achievement level of meets (100% of target) in the technology initiatives goal component of the Franchise Enhancement goal.

The Board further noted the Bank's strong performance on its Community Investment goal, which was measured at an achievement level of 150.0% for 2015. The Bank far exceeded the two goal components in the Community Investment goal to increase support of community investment activities.

For the 2013 EPUP, covering the three-year period 2013 through 2015, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank's Adjusted Return on Capital Spread goal and Risk Management goal over the three-year performance period from 2013 through 2015. The overall achievement level for the goals over this period was 141%, reflecting the effect of above-target performance on the Adjusted Return on Capital Spread goal in 2013, 2014, and 2015. The target level for the three-year period 2013 through 2015 was 2.20%, and the Bank achieved a spread of 3.84% (net of adjustments). The overall achievement level also reflected an achievement level for the Risk Management goal component of 137%, which was the average of the actual Risk Management goal achievement levels under the 2013, 2014, and 2015 annual short-term cash incentive compensation plans.

The awards approved by the Board under the 2013 EPUP were as follows: Dean Schultz, $400,100; Lisa B. MacMillen, $256,300; Kenneth C. Miller, $208,600; Lawrence H. Parks, $206,800; Suzanne Titus-Johnson, $185,300; and David H. Martens, $179,500.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2015, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	30.750	$590,221	$—
	Financial Institutions Retirement Fund	11.000	476,997	—
	Benefit Equalization Plan	30.750	3,402,317	—
	Deferred Compensation Plan	30.750	74,886	—
	Supplemental Executive Retirement Plan(2)	13.000	1,894,905	—

Lisa B. MacMillen	Cash Balance Plan	29.417	596,042	—
	Financial Institutions Retirement Fund	9.417	124,423	—
	Benefit Equalization Plan	29.417	1,059,795	—
	Deferred Compensation Plan	29.417	441,004	—
	Supplemental Executive Retirement Plan(2)	13.000	1,056,789	—

Kenneth C. Miller	Cash Balance Plan	20.917	513,160	—
	Financial Institutions Retirement Fund	0.917	24,723	—
	Benefit Equalization Plan	20.917	346,822	—
	Deferred Compensation Plan	20.917	20,229	—
	Supplemental Executive Retirement Plan(2)	13.000	1,156,705	—

Lawrence H. Parks	Cash Balance Plan	18.333	523,131	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	18.333	429,524	—
	Deferred Compensation Plan	18.333	99,932	—
	Supplemental Executive Retirement Plan(2)	13.000	1,444,468	—

Suzanne Titus-Johnson	Cash Balance Plan	29.333	780,168	—
	Financial Institutions Retirement Fund	9.333	132,137	—
	Benefit Equalization Plan	29.333	770,069	—
	Deferred Compensation Plan	29.333	36,823	—
	Supplemental Executive Retirement Plan(2)	10.750	936,587	—

David H. Martens	Cash Balance Plan	19.167	439,499	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	19.167	224,418	—
	Deferred Compensation Plan	19.167	74,644	—
	Supplemental Executive Retirement Plan(2)	13.000	1,059,922	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2015 (measured December 31, 2015) was calculated using a discount rate of 3.75%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.

(2)
For the purposes of this table, the years of credited service for the SERP represent the years of participation since the inception of the SERP in 2003 or the first year in which the participant initially became active in the SERP. For purposes of determining the amount of Bank contribution in the SERP table, the years of credited service are defined in the SERP.

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

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2015.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2015 Executive Contributions(1)	2015 Bank Contributions(2)	Aggregate Earnings/ (Losses) in 2015	Aggregate (Withdrawals)/ Distributions in 2015	Yearend 2015 Aggregate Balance(3)
Dean Schultz	2015	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Lisa B. MacMillen	2015	5,031,212	464,907	—	(83,977)	—	5,412,142
Executive Vice President and
Chief Operating Officer

Kenneth C. Miller	2015	—	—	—	—	—	—
Senior Vice President and
Chief Financial Officer

Lawrence H. Parks	2015	362,683	90,000	5,400	41	—	458,124
Senior Vice President,
External and Legislative Affairs

Suzanne Titus-Johnson	2015	—	—	—	—	—	—
Senior Vice President and
General Counsel and Corporate Secretary

David H. Martens	2015	264,498	362,659	2,016	(37,598)	—	591,575
Senior Vice President and
Chief Risk Officer

(1)
The 2015 executive contributions made by Ms. MacMillen are included in the "Non-Equity Incentive Payment" and "Non-Equity LTIP Payout" columns in the Summary Compensation Table (SCT), the 2015 executive contributions made by Mr. Parks are included in the "Salary" column for 2015 in the SCT, and the 2015 executive contributions made by Mr. Martens are included in the "Salary," "Non-Equity Incentive Payment," and “Non-Equity LTIP Payout" columns for 2015 in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2015 Bank contribution made to Mr. Parks and Mr. Martens are included in the “All Other Compensation" column for 2015 in the SCT.

(3)
The yearend 2015 aggregate balance for Mr. Parks includes $84,000 and $78,000 reported in the "Salary" Column for 2014 and 2013 in the SCT, respectively, and includes $5,040 and $4,680 reported in the "All Other Compensation" column for 2014 and 2013 in the SCT, respectively. The yearend 2015 aggregate balance for Mr. Martens includes $28,800 reported in the "Salary" column for 2014 in the SCT, and includes $1,728 reported in the "All Other Compensation" column for 2014 in the SCT.

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

Director Compensation

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2015

(In whole dollars)
Name	Fees Earned or Paid in Cash
John F. Luikart(1)	$100,000
Douglas H. (Tad) Lowrey(2)	95,000
Bradley W. Beal	88,814
Craig G. Blunden	90,000
Steven R. Gardner	88,814
Melinda Guzman	90,000
Richard A. Heldebrant	90,000
Simone Lagomarsino	90,000
Kevin Murray	90,000
Robert F. Nielsen	90,000
Brian M. Riley	75,000
John F. Robinson	80,791
Scott C. Syphax	90,000
John T. Wasley	90,000
Total	$1,248,419

(1)	Chairman during 2015.
(2) Vice Chairman during 2015.

The Board of Directors Compensation and Expense Reimbursement Policy for 2015 (2015 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$55,000	$45,000	$100,000
Vice Chairman	50,000	45,000	95,000
Committee Chair	45,000	45,000	90,000
Directors on Audit Committee	35,000	45,000	80,000
Other Directors	30,000	45,000	75,000

Under the 2015 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $9,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $45,000.

The 2015 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2015 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2015 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2015 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

For expense reimbursement purposes, directors' official duties included:
•Meetings of the Board and Board committees,
•Meetings requested by the Finance Agency and FHLBank System committees,
•Meetings of the Council of FHLBanks and its committees,
•Meetings of the Bank's Affordable Housing Advisory Council,
•Events attended on behalf of the Bank when requested by the president in consultation with the chairman,
•Other events attended on behalf of the Bank with the prior approval of the EEO-Personnel-Compensation
Committee of the Board, and
•Director education events attended with the prior approval of the chairman.

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2016, which is substantially similar to the 2015 Directors Compensation Policy with the exception that the maximum total director fees were increased by $5,000 for all directors, audit committee directors and committee chairs (except for the chairs of the audit committee and risk committee); and increased by $15,000 for the Board chair and vice chair. In addition, the maximum fee for the chairs of the audit committee and the risk committee are $100,000. Director fees were increased to more closely align with relevant market benchmarks for director compensation and trends at other FHLBanks.

.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 29, 2016.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
JPMorgan Chase Bank, National Association(1)(2)	3,999,609	14.3%
560 Mission Street
San Francisco, CA 94105

Bank of the West	2,089,956	7.5
180 Montgomery Street
San Francisco, CA 94104
Total	6,089,565	21.8%

(1)	Nonmember institution.
(2) Effective August 31, 2015, JPMorgan Bank & Trust Company, National Association (JPMorgan B&T), merged with and into JPMorgan Chase
Bank, National Association (JPMorgan Chase). As a result, JPMorgan B&T is no longer a member of the Bank. Upon the merger, all of the Bank capital stock held by JPMorgan B&T was transferred to JPMorgan Chase, a nonmember of the Bank, and reclassified as mandatorily redeemable capital stock, and all advances to JPMorgan B&T were transferred to JPMorgan Chase.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 29, 2016.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Bradley W. Beal	One Nevada Credit Union	Las Vegas	NV	13,915	0.1%
Craig G. Blunden	Provident Savings Bank	Riverside	CA	80,943	0.3
Steven R. Gardner	Pacific Premier Bank	Irvine	CA	144,459	0.5
Richard A. Heldebrant	Star One Credit Union	Sunnyvale	CA	520,689	1.8
Simone Lagomarsino	Heritage Oaks Bank	Paso Robles	CA	78,531	0.3
Douglas H. (Tad) Lowrey	Pacific Western Bank	Beverly Hills	CA	237,060	0.8
Brian M. Riley	Mohave State Bank	Lake Havasu City	AZ	13,263	0.1
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	172,500	0.6
Total				1,261,360	4.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

General

Under the rules of the Securities and Exchange Commission (SEC), the Bank is required to identify directors who are independent, and members of the Board's Audit Committee and Compensation and Human Resources Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank's capital stock is not listed on a national securities exchange or automated quotation system, and the Bank's Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank's Audit Committee set forth in the rules of the Federal Housing Finance Agency, and looks to the Finance Agency independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC's disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

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

Director Independence under the Finance Agency Regulations

The Finance Agency director independence rule provides that a director is sufficiently independent to serve as a member of the Bank's Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director's independent judgment. Disqualifying relationships under the Finance Agency independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been a Bank executive officer within the past five years.

Although the Finance Agency's independence standard only applies by regulation to members of the Bank's Audit Committee, the Bank's Board looks to this standard for purposes of determining independence of all Bank directors.

The independence standard imposed on the Audit Committee under the Finance Agency regulations takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank's Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Agency's independence standards do not include as a disqualifying relationship any business relationships between a director's member institution and the Bank. Consistent with the rule, the Bank's Board does not believe that the statutorily prescribed business relationships between a director's member institution and the Bank interfere with the director's exercise of his or her independent judgment. The national securities exchanges' independence definition, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank's Board believes that the appropriate standard for measuring director independence is the Finance Agency's independence standards.

Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2015 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2015, were independent in 2015 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2015, were independent in 2015 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Beal, Mr. Blunden, Mr. Gardner, Mr. Heldebrant, Ms. Lagomarsino, Mr. Lowrey, Mr. Riley, and Mr. Robinson.

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

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Agency's independence standards and NASDAQ rules, all Audit Committee members who served in 2015 were independent and all current Audit Committee members are independent.

All Audit Committee members who served in 2015 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence

The Board has a Compensation and Human Resources Committee. Using the Finance Agency's director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2015 were independent, and all current Compensation and Human Resources Committee members are independent.

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

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2015 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2015 and 2014, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2015	2014
Audit fees	$0.9	$0.9
All other fees	—	—
Total	$0.9	$0.9

Audit Fees. Audit fees during 2015 and 2014 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2015 and 2014 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2015 and 2014.

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

In 2015 and 2014, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

4.1	Capital Plan, as amended and restated effective April 1, 2015, and updated August 3, 2015, to reflect adjustments to activity-based stock requirements

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2016

10.2
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3
Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.4
Change in Control Severance Agreement for Dean Schultz, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.5
Change in Control Severance Agreement for Lisa B. MacMillen, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.6
Board Resolution for 2016 Board of Directors Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015 (Commission File No. 000-51398)

10.7+	2016 President’s Incentive Plan

10.8+
2015 President’s Incentive Plan incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (Commission File No. 000-51398)

10.9+	2016 Executive Incentive Plan

10.10+
2015 Executive Incentive Plan incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (Commission File No. 000-51398)

10.11	2016 Executive Performance Unit Plan

10.12
2015 Executive Performance Unit Plan incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (Commission File No. 000-51398)

10.13
2014 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 (Commission File No. 000-51398)

10.14
2013 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 (Commission File No. 000-51398)

10.15
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.16
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.17
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.18
Supplemental Executive Retirement Plan, as amended and restated on July 1, 2013, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.19
Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.20
Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

10.21
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2015

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2015 and 2014; (ii) Statements of Income for the Years Ended December 31, 2015, 2014, and 2013; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013; (iv) Statements of Capital Accounts for the Years Ended December 31, 2015, 2014, and 2013; (v) Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013; and (vi) Notes to Financial Statements.

+	Confidential treatment has been requested as to portions of this exhibit.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer (principal executive officer)

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer (principal executive officer)

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/S/ DOUGLAS H. (TAD) LOWREY
Douglas H. (Tad) Lowrey Chairman of the Board of Directors

/S/ MELINDA GUZMAN
Melinda Guzman Vice Chairman of the Board of Directors

/S/ BRADLEY W. BEAL
Bradley W. Beal Director

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ STEVEN R. GARDNER
Steven R. Gardner Director

/S/ RICHARD A. HELDEBRANT
Richard A. Heldebrant Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ JOHN F. LUIKART
John F. Luikart Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ JOHN F. ROBINSON
John F. Robinson Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ JOHN T. WASLEY
John T. Wasley Director