Form 10-Q
period 2016-03-31
Federal Home Loan Bank of San Francisco
filed 2016-05-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2016
Class B Stock, par value $100	27,680,711

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$100	$1,637
Interest-bearing deposits	450	—
Securities purchased under agreements to resell	12,500	10,000
Federal funds sold	4,599	4,626
Trading securities(a)	1,408	1,433
Available-for-sale (AFS) securities(a)	5,145	5,414
Held-to-maturity (HTM) securities (fair values were $10,372 and $10,821, respectively)(a)	10,264	10,802
Advances (includes $3,722 and $3,677 at fair value under the fair value option, respectively)	49,169	50,919
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	632	655
Accrued interest receivable	54	56
Premises, software, and equipment, net	32	32
Derivative assets, net	39	44
Other assets (Note 19)	347	80
Total Assets	$84,739	$85,698
Liabilities:
Deposits	$214	$127
Consolidated obligations:
Bonds (includes $3,613 and $4,233 at fair value under the fair value option, respectively)	57,207	51,827
Discount notes	21,095	27,647
Total consolidated obligations	78,302	79,474
Mandatorily redeemable capital stock	486	488
Accrued interest payable	146	80
Affordable Housing Program (AHP) payable	186	172
Derivative liabilities, net	9	6
Other liabilities	505	455
Total Liabilities	79,848	80,802
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
21 shares and 23 shares, respectively	2,115	2,253
Unrestricted retained earnings	760	610
Restricted retained earnings	2,054	2,018
Total Retained Earnings	2,814	2,628
Accumulated other comprehensive income/(loss) (AOCI)	(38)	15
Total Capital	4,891	4,896
Total Liabilities and Capital	$84,739	$85,698

(a)	At March 31, 2016, and December 31, 2015, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Interest Income:
Advances	$104	$67
Prepayment fees on advances, net	2	—
Securities purchased under agreements to resell	2	—
Federal funds sold	5	2
Trading securities	2	2
AFS securities	69	67
HTM securities	64	80
Mortgage loans held for portfolio	8	9
Total Interest Income	256	227
Interest Expense:
Consolidated obligations:
Bonds	104	76
Discount notes	19	6
Mandatorily redeemable capital stock	10	15
Total Interest Expense	133	97
Net Interest Income	123	130
Provision for/(reversal of) credit losses on mortgage loans	—	—
Net Interest Income After Mortgage Loan Loss Provision	123	130
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(15)	(4)
Net amount of OTTI loss reclassified to/(from) AOCI	8	2
Net OTTI loss, credit-related	(7)	(2)
Net gain/(loss) on trading securities	1	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	27	(7)
Net gain/(loss) on derivatives and hedging activities	(65)	(21)
Gains on litigation settlements, net	211	459
Other	4	3
Total Other Income/(Loss)	171	432
Other Expense:
Compensation and benefits	18	17
Other operating expense	15	14
Federal Housing Finance Agency	2	2
Office of Finance	1	1
Total Other Expense	36	34
Income/(Loss) Before Assessment	258	528
AHP Assessment	27	54
Net Income/(Loss)	$231	$474

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net Income/(Loss)	$231	$474
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	1	—
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(47)	20
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(8)	(2)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(55)	18
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	1	2
Total net non-credit-related OTTI gain/(loss) on HTM securities	1	2
Total other comprehensive income/(loss)	(53)	20
Total Comprehensive Income/(Loss)	$178	$494

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Issuance of capital stock	2	234					234
Repurchase of capital stock	(4)	(412)					(412)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(8)					(8)
Comprehensive income/(loss)			85	389	474	20	494
Cash dividends paid on capital stock (7.11%)				(59)	(59)		(59)
Balance, March 31, 2015	31	$3,092	$2,150	$624	$2,774	$76	$5,942
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Issuance of capital stock	1	112					112
Repurchase of capital stock	(2)	(198)					(198)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(52)					(52)
Comprehensive income/(loss)			36	195	231	(53)	178
Cash dividends paid on capital stock (7.99%)				(45)	(45)		(45)
Balance, March 31, 2016	21	$2,115	$2,054	$760	$2,814	$(38)	$4,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash Flows from Operating Activities:
Net Income /(Loss)	$231	$474
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(26)	(27)
Change in net fair value of trading securities	(1)	—
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(27)	7
Change in net derivatives and hedging activities	(3)	(37)
Net OTTI loss, credit-related	7	2
Net change in:
Accrued interest receivable	2	9
Other assets	(269)	(2)
Accrued interest payable	66	41
Other liabilities	64	44
Total adjustments	(187)	37
Net cash provided by/(used in) operating activities	44	511
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	395	(105)
Securities purchased under agreements to resell	(2,500)	(4,000)
Federal funds sold	27	3,329
Premises, software, and equipment	(1)	(1)
Trading securities:
Proceeds from maturities of long-term	275	300
Purchases of long-term	(250)	—
AFS securities:
Proceeds from maturities of long-term	233	222
HTM securities:
Proceeds from maturities of long-term	541	616
Advances:
Principal collected	334,188	218,081
Made to members	(332,340)	(222,810)
Mortgage loans held for portfolio:
Principal collected	40	44
Purchases	(17)	(17)
Proceeds from sales of foreclosed assets	1	1
Net cash provided by/(used in) investing activities	592	(4,340)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash Flows from Financing Activities:
Net change in:
Deposits	(783)	149
Net proceeds from issuance of consolidated obligations:
Bonds	11,064	5,027
Discount notes	15,924	31,965
Payments for matured and retired consolidated obligations:
Bonds	(5,716)	(8,620)
Discount notes	(22,477)	(25,984)
Proceeds from issuance of capital stock	112	234
Payments for repurchase/redemption of mandatorily redeemable capital stock	(54)	(344)
Payments for repurchase of capital stock	(198)	(412)
Cash dividends paid	(45)	(59)
Net cash provided by/(used in) financing activities	(2,173)	1,956
Net increase/(decrease) in cash and due from banks	(1,537)	(1,873)
Cash and due from banks at beginning of the period	1,637	3,920
Cash and due from banks at end of the period	$100	$2,047
Supplemental Disclosures:
Interest paid	$118	$101
AHP payments	13	7
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	—	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	4
Transfers of capital stock to mandatorily redeemable capital stock	52	8

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10‑K).

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2016, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The maximum loss exposure for these VIEs is limited to the Bank’s investment in the VIE.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest-bearing Deposits. This investment provides short-term liquidity and is carried at cost. Interest-bearing deposits include interest-bearing deposits in banks not meeting the definition of a security. Interest income on interest-bearing deposits is accrued as earned and recorded in interest income on Statements of Income.

Reclassifications of Prior Period Amounts Related to Concessions on Consolidated Obligations . On January 1, 2016, the Bank retrospectively adopted the guidance, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations for which the Bank is the primary obligor. The amount of concessions is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense. Unamortized concessions were $8 and $9 at March 31, 2016, and December 31, 2015, respectively. Prior to the adoption of the guidance unamortized concessions were included in “Other assets.” Upon adoption of the guidance, unamortized concessions were reclassified as a reduction in the balance of the corresponding consolidated obligations, consistent with the presentation of discounts on consolidated obligations.

As a result of adopting this guidance, $9 of unamortized concessions included in other assets at December 31, 2015, was reclassified as a reduction in the balance of the corresponding consolidated obligations to conform to the financial statement presentation on the Bank’s Statements of Condition as of March 31, 2016. The reclassification resulted in a decrease of $1 in consolidated obligation discount notes and of $8 in consolidated obligation bonds at December 31, 2015. Accordingly, the Bank’s total assets and total liabilities each decreased by $9 at December 31, 2015. The adoption of this guidance did not have any effect on the Bank’s results of operations and cash flows.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2015 Form 10-K. Other changes to these policies as of March 31, 2016, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions. The Bank elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

Recognition of Lease Assets and Lease Liabilities. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the Statements of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the Statements of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the Statements of Condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Bank for the interim and annual periods beginning January 1, 2016, and was adopted prospectively. The adoption of this guidance did not have an impact on the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the Statements of Condition as a direct deduction from the carrying amount of that debt

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

liability, consistent with the presentation of debt discounts. The adoption of this guidance will result in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition. This guidance became effective for the Bank for the interim and annual periods beginning January 1, 2016, and was adopted retrospectively. See Note 1 – Basis of Presentation for discussion of the impact of reclassifications of prior period amounts.

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

This guidance became effective for the Bank for interim and annual periods beginning January 1, 2016. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the Bank for the annual period ending after December 15, 2016, and for the annual and interim periods thereafter. Early application is permitted. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance is effective for the Bank for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2016, and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,399	$1,424
MBS – Other U.S. obligations – Ginnie Mae	9	9
Total	$1,408	$1,433

The net unrealized gain/(loss) on trading securities was $1 and de minimis for the three months ended March 31, 2016 and 2015, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of March 31, 2016, and December 31, 2015, were as follows:

March 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$470	$(2)	$19	$—	$487
Alt-A, option ARM	938	(47)	50	(5)	936
Alt-A, other	3,749	(144)	120	(3)	3,722
Total	$5,157	$(193)	$189	$(8)	$5,145

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$489	$(1)	$23	$—	$511
Alt-A, option ARM	956	(37)	64	(3)	980
Alt-A, other	3,926	(127)	135	(11)	3,923
Total	$5,371	$(165)	$222	$(14)	$5,414

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At March 31, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $981. At December 31, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,023.

The following table summarizes the AFS securities with unrealized losses as of March 31, 2016, and December 31, 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$23	$2	$23	$2
Alt-A, option ARM	208	1	414	51	622	52
Alt-A, other	355	5	1,425	142	1,780	147
Total	$563	$6	$1,862	$195	$2,425	$201

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$25	$1	$25	$1
Alt-A, option ARM	—	—	435	40	435	40
Alt-A, other	168	2	1,521	136	1,689	138
Total	$168	$2	$1,981	$177	$2,149	$179

As indicated in the tables above, as of March 31, 2016, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at March 31, 2016, and December 31, 2015, are shown in the following table:

	March 31, 2016	December 31, 2015
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,468	$1,540
Adjustable rate	3,689	3,831
Total	$5,157	$5,371

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2016	December 31, 2015
Collateralized mortgage obligations:
Converts in 1 year or less	$165	$102
Converts after 1 year through 5 years	29	99
Total	$194	$201

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$273	$—	$273	$—	$(29)	$244
MBS:
Other U.S. obligations – Ginnie Mae	1,177	—	1,177	25	(1)	1,201
GSEs:
Freddie Mac	3,506	—	3,506	58	—	3,564
Fannie Mae	3,897	—	3,897	93	(3)	3,987
Subtotal GSEs	7,403	—	7,403	151	(3)	7,551
PLRMBS:
Prime	858	—	858	—	(32)	826
Alt-A, other	566	(13)	553	12	(15)	550
Subtotal PLRMBS	1,424	(13)	1,411	12	(47)	1,376
Total MBS	10,004	(13)	9,991	188	(51)	10,128
Total	$10,277	$(13)	$10,264	$188	$(80)	$10,372

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$275	$—	$275	$—	$(33)	$242
MBS:
Other U.S. obligations – Ginnie Mae	1,227	—	1,227	4	(3)	1,228
GSEs:
Freddie Mac	3,677	—	3,677	39	(20)	3,696
Fannie Mae	4,136	—	4,136	70	(12)	4,194
Subtotal GSEs	7,813	—	7,813	109	(32)	7,890
PLRMBS:
Prime	905	—	905	—	(27)	878
Alt-A, other	596	(14)	582	14	(13)	583
Subtotal PLRMBS	1,501	(14)	1,487	14	(40)	1,461
Total MBS	10,541	(14)	10,527	127	(75)	10,579
Total	$10,816	$(14)	$10,802	$127	$(108)	$10,821

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At March 31, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $34, discounts of $37, and credit-related OTTI of $8. At December 31, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $39, discounts of $42, and credit-related OTTI of $8.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2016, and December 31, 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$244	$29	$244	$29
MBS:
Other U.S. obligations – Ginnie Mae	129	1	1	—	130	1
GSEs:
Freddie Mac	50	—	19	—	69	—
Fannie Mae	81	—	112	3	193	3
Subtotal GSEs	131	—	131	3	262	3
PLRMBS:
Prime	188	3	638	29	826	32
Alt-A, other	8	—	542	28	550	28
Subtotal PLRMBS	196	3	1,180	57	1,376	60
Total MBS	456	4	1,312	60	1,768	64
Total	$456	$4	$1,556	$89	$2,012	$93

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$240	$33	$240	$33
MBS:
Other U.S. obligations – Ginnie Mae	799	3	2	—	801	3
GSEs:
Freddie Mac	1,736	20	20	—	1,756	20
Fannie Mae	1,095	9	154	3	1,249	12
Subtotal GSEs	2,831	29	174	3	3,005	32
PLRMBS:
Prime	165	1	676	26	841	27
Alt-A, other	10	—	573	27	583	27
Subtotal PLRMBS	175	1	1,249	53	1,424	54
Total MBS	3,805	33	1,425	56	5,230	89
Total	$3,805	$33	$1,665	$89	$5,470	$122

As indicated in the tables above, the Bank’s investments classified as HTM had unrealized losses on CalHFA bonds and MBS. The unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. For its agency MBS, the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The unrealized losses associated with the PLRMBS were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2016, and December 31, 2015, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

March 31, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$61	$61	$56
Due after 10 years	212	212	188
Subtotal	273	273	244
MBS	10,004	9,991	10,128
Total	$10,277	$10,264	$10,372

December 31, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$60	$60	$56
Due after 10 years	215	215	186
Subtotal	275	275	242
MBS	10,541	10,527	10,579
Total	$10,816	$10,802	$10,821

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at March 31, 2016, and December 31, 2015, are detailed in the following table:

	March 31, 2016	December 31, 2015
Amortized cost of HTM securities other than MBS:
Adjustable rate	$273	$275
Subtotal	273	275
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	134	146
Adjustable rate	400	416
Collateralized mortgage obligations:
Fixed rate	6,842	7,224
Adjustable rate	2,628	2,755
Subtotal	10,004	10,541
Total	$10,277	$10,816

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2016	December 31, 2015
Passthrough securities:
Converts in 1 year or less	$21	$22
Converts after 1 year through 5 years	107	119
Total	$128	$141
Collateralized mortgage obligations:
Converts in 1 year or less	$6	$7
Converts after 1 year through 5 years	13	13
Total	$19	$20

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 6 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that do not meet either of these conditions (the most common situation), the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 1.0% to an increase of 8.0% over the 12-month period beginning January 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2016 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the first quarter of 2016, and the related current credit enhancement for the Bank.

March 31, 2016
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime
2006	14.7	17.7	34.5	—
Total Prime	14.7	17.7	34.5	—
Alt-A, option ARM
2007	7.0	30.8	39.8	22.5
Total Alt-A, option ARM	7.0	30.8	39.8	22.5
Alt-A, other
2007	10.2	28.2	37.0	2.9
2005	13.6	14.9	39.5	3.8
Total Alt-A, other	11.9	21.7	38.2	3.3
Total	10.4	24.3	38.7	8.9

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of the period	$1,255	$1,314
Additional charges on securities for which OTTI was previously recognized(1)	7	2
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(2)	(23)	(19)
Balance, end of the period	$1,239	$1,297

(1)
For the three months ended March 31, 2016 and 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2016 and 2015, respectively.

(2) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $26 and $19 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three months ended March 31, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2016.

	Three Months Ended March 31, 2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$4	$—	$—	$4
Total	$4	$—	$—	$4

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at March 31, 2016, and December 31, 2015, by loan collateral type:

March 31, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$568	$470	$487	$—	$—	$—	$—
Alt-A, option ARM	1,237	938	936	—	—	—	—
Alt-A, other	4,324	3,749	3,722	107	103	90	103
Total	$6,129	$5,157	$5,145	$107	$103	$90	$103

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$591	$489	$511	$—	$—	$—	$—
Alt-A, option ARM	1,269	956	980	—	—	—	—
Alt-A, other	4,524	3,926	3,923	111	107	93	107
Total	$6,384	$5,371	$5,414	$111	$107	$93	$107

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2016, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2016, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2016, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2016, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.34% to 8.57% at March 31, 2016, and 0.25% to 8.57% at December 31, 2015, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016		December 31, 2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,942	0.68%	$24,807	0.59%
After 1 year through 2 years	4,655	1.26	4,252	1.19
After 2 years through 3 years	8,302	1.09	6,208	1.19
After 3 years through 4 years	4,325	1.05	6,877	0.89
After 4 years through 5 years	4,157	1.00	2,022	1.11
After 5 years	4,612	1.45	6,675	1.11
Total par value	48,993	0.94%	50,841	0.84%
Valuation adjustments for hedging activities	91		40
Valuation adjustments under fair value option	85		38
Total	$49,169		$50,919

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,507 at March 31, 2016, and $3,510 at December 31, 2015. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $15,891 at March 31, 2016, and $15,425 at December 31, 2015.

The Bank’s advances at March 31, 2016, and December 31, 2015, included $140 and $140 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at March 31, 2016, and December 31, 2015, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Within 1 year	$24,054	$25,983	$23,082	$24,947
After 1 year through 2 years	9,093	6,124	4,515	4,152
After 2 years through 3 years	5,942	8,432	8,302	6,168
After 3 years through 4 years	4,625	3,173	4,325	6,877
After 4 years through 5 years	3,842	5,706	4,157	2,022
After 5 years	1,437	1,423	4,612	6,675
Total par value	$48,993	$50,841	$48,993	$50,841

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2016 and 2015. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016		Three Months Ended March 31, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,812	30%	$24	20%
Bank of the West	6,640	14	12	10
First Republic Bank	3,800	8	16	13
CIT Bank, National Association(4)	3,114	6	7	6
Citigroup Inc
Citibank, N.A.(2)	3,000	6	3	2
Banamex USA	—	—	—	—
Subtotal Citigroup Inc	3,000	6	3	2
Subtotal	31,366	64	62	51
Others	17,627	36	60	49
Total par value	$48,993	100%	$122	100%

	March 31, 2015		Three Months Ended March 31, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association(3)	$7,700	18%	$11	12%
JPMorgan Chase Bank, National Association(2)	818	2	2	2
Subtotal JPMorgan Chase & Co.	8,518	20	13	14
Bank of the West	5,187	12	6	6
First Republic Bank	4,925	11	20	21
Bank of America California, N.A.	4,000	9	2	2
Citigroup Inc
Citibank, N.A.(2)	3,000	7	1	1
Banamex USA	—	—	—	—
Subtotal Citigroup Inc	3,000	7	1	1
Subtotal	25,630	59	42	44
Others	17,928	41	54	56
Total par value	$43,558	100%	$96	100%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2016, and December 31, 2015, are detailed below:

	March 31, 2016	December 31, 2015
Par value of advances:
Fixed rate:
Due within 1 year	$13,211	$13,073
Due after 1 year	8,847	9,381
Total fixed rate	22,058	22,454
Adjustable rate:
Due within 1 year	9,731	11,734
Due after 1 year	17,204	16,653
Total adjustable rate	26,935	28,387
Total par value	$48,993	$50,841
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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2016, or December 31, 2015. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Prepayment fees received	$—	$14
Fair value adjustments	2	(14)
Net	$2	$—
Advance principal prepaid	$770	$607

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. MPF Xtra and MPF Direct products are passed through to a third party investor and are not recorded on the Bank’s Statements of Condition. As of March 31, 2016, the Bank had approved twelve members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of March 31, 2016, and December 31, 2015, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2016	December 31, 2015
Fixed rate medium-term mortgage loans	$87	$100
Fixed rate long-term mortgage loans	542	553
Subtotal	629	653
Unamortized premiums	9	10
Unamortized discounts	(6)	(8)
Mortgage loans held for portfolio	632	655
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$632	$655

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2015 Form 10-K.

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At March 31, 2016, and December 31, 2015, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2016, or during
2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of March 31, 2016, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during the first three months of 2016 or from April 1 to April 30, 2016.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of March 31, 2016, and December 31, 2015.

	March 31, 2016	December 31, 2015
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$13	$10
60 – 89 days delinquent	3	5
90 days or more delinquent	17	18
Total past due	33	33
Total current loans	602	625
Total mortgage loans	$635	$658
In process of foreclosure, included above(2)	$7	$7
Nonaccrual loans	$17	$18
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.69%	2.76%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of the period	$—	$1
(Charge-offs) /recoveries	—	(1)
Provision for/(reversal of) credit losses	—	—
Balance, end of the period	$—	$—

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016	December 31, 2015
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—
Total allowance for credit losses	$—	$—
Recorded investment, end of period:
Individually evaluated for impairment	$13	$14
Collectively evaluated for impairment	622	644
Total recorded investment	$635	$658

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$12	$12	$—	$13	$13	$—
With an allowance	1	1	—	1	1	—
Total	$13	$13	$—	$14	$14	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
With no related allowance	$12	$14
With an allowance	1	4
Total	$13	$18

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the MPF Original and MPF Plus products as described below. Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs, corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of March 31, 2016, and December 31, 2015. For MPF Plus loans, the Bank established an allowance for credit losses totaling de minimis amounts as of March 31, 2016, and December 31, 2015.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of March 31, 2016, and December 31, 2015, and for MPF Plus loans totaling de minimis amounts as of March 31, 2016, and December 31, 2015.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $3 as of March 31, 2016, and $3 as of December 31, 2015.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at March 31, 2016, and December 31, 2015.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2016, and
December 31, 2015, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Interest-bearing deposits:
Demand and overnight	$212	$124
Total interest-bearing deposits	212	124
Non-interest-bearing deposits	2	3
Total	$214	$127

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2016, and December 31, 2015, are detailed in the following table:

	March 31, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$212	0.01%	$124	0.01%
Non-interest-bearing deposits	2		3
Total	$214		$127

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statement and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2015 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2016, and December 31, 2015.

	March 31, 2016		December 31, 2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$36,471	0.94%	$29,114	1.03%
After 1 year through 2 years	9,170	1.15	11,264	0.91
After 2 years through 3 years	5,059	1.34	5,162	1.28
After 3 years through 4 years	1,630	1.52	1,430	1.44
After 4 years through 5 years	1,915	1.69	1,740	1.67
After 5 years	2,796	2.48	2,982	2.43
Total par value	57,041	1.13%	51,692	1.14%
Unamortized premiums	21		27
Unamortized discounts	(14)		(17)
Valuation adjustments for hedging activities	156		142
Fair value option valuation adjustments	3		(17)
Total	$57,207		$51,827

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $8,630 at March 31, 2016, and $8,005 at December 31, 2015. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $5,375 at March 31, 2016, and $4,835 at December 31, 2015. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at March 31, 2016, and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
Par value of consolidated obligation bonds:
Non-callable	$48,411	$43,687
Callable	8,630	8,005
Total par value	$57,041	$51,692

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2016, and December 31, 2015, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Within 1 year	$44,521	$36,469
After 1 year through 2 years	8,695	10,914
After 2 years through 3 years	2,959	3,282
After 3 years through 4 years	515	455
After 4 years through 5 years	260	395
After 5 years	91	177
Total par value	$57,041	$51,692

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$21,113	0.37%	$27,663	0.25%
Unamortized discounts	(18)		(16)
Total	$21,095		$27,647

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2016, and December 31, 2015, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 –
Consolidated Obligations” in the Bank’s 2015 Form 10-K.

	March 31, 2016	December 31, 2015
Par value of consolidated obligations:
Bonds:
Fixed rate	$28,216	$28,942
Adjustable rate	27,330	20,815
Step-up	745	1,110
Step-down	550	550
Fixed rate that converts to adjustable rate	100	175
Range bonds	100	100
Total bonds, par value	57,041	51,692
Discount notes, par value	21,113	27,663
Total consolidated obligations, par value	$78,154	$79,355

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2016, or December 31, 2015. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended March 31, 2016 and 2015:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2014	$88	$(20)	$(12)	$56
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	20			20
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	18	2	—	20
Balance, March 31, 2015	$106	$(18)	$(12)	$76

Balance, December 31, 2015	$43	$(14)	$(14)	$15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	(10)	—		(10)
Net change in fair value	(47)			(47)
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	(55)	1	1	(53)
Balance, March 31, 2016	$(12)	$(13)	$(13)	$(38)

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of March 31, 2016, and December 31, 2015, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Risk-based capital	$2,562	$5,415	$2,684	$5,369
Total regulatory capital	$3,390	$5,415	$3,428	$5,369
Total regulatory capital ratio	4.00%	6.39%	4.00%	6.26%
Leverage capital	$4,237	$8,123	$4,285	$8,054
Leverage ratio	5.00%	9.58%	5.00%	9.40%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $486 outstanding to nine institutions at March 31, 2016, and $488 outstanding to nine institutions at December 31, 2015. The change in mandatorily redeemable capital stock for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at the beginning of the period	$488	$719
Reclassified from/(to) capital during the period	52	8
Redemption of mandatorily redeemable capital stock	—	(6)
Repurchase of excess mandatorily redeemable capital stock	(54)	(338)
Balance at the end of the period	$486	$383

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $10 and $15 for the three months ended March 31, 2016 and 2015, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2015 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2016, and December 31, 2015.

Contractual Redemption Period	March 31, 2016	December 31, 2015
Within 1 year	$81	$82
After 1 year through 2 years	—	1
After 3 years through 4 years	2	—
After 4 years through 5 years	379	381
Past contractual redemption date because of remaining activity(1)	24	24
Total	$486	$488

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 210% as of March 31, 2016.

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

The following table summarizes the activity related to retained earnings for the three months ended March 31, 2016 and 2015:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Buildup	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2014	$294	$35	$1,800	$230	$2,065	$2,359
Net income	389	(10)	—	95	85	474
Cash dividends on capital stock	(59)	—	—	—	—	(59)
Balance, March 31, 2015	$624	$25	$1,800	$325	$2,150	$2,774

Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628
Net income	195	(10)	—	46	36	231
Cash dividends on capital stock	(45)	—	—	—	—	(45)
Balance, March 31, 2016	$760	$—	$1,650	$404	$2,054	$2,814

For more information on these three categories of restricted retained earnings and the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2015 Form 10-K.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2016, the Bank’s excess capital stock totaled $325, or 0.38% of total assets.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the first quarter of 2016, the Bank paid dividends at an annualized rate of 7.99%, totaling $55, including $45 in dividends on capital stock and $10 in dividends on mandatorily redeemable capital stock. In the first quarter of 2015, the Bank paid dividends at an annualized rate of 7.11%, totaling $74, including $59 in dividends on capital stock and $15 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On April 28, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2016 at an annualized rate of 8.90%, totaling $61, including $49 in dividends on capital stock and $12 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 28, 2016. The Bank expects to pay the dividend on or about May 16, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2016.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $252 and $750 in excess capital stock in the first quarter of 2016 and 2015, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2016 and 2015, the Bank redeemed a de minimis amount and $6, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

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

On April 29, 2016, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 17, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Excess capital stock totaled $325 as of March 31, 2016, and $402 as of December 31, 2015.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2015 Form 10-K.

Concentration. JPMorgan Chase Bank, National Association, a nonmember institution, held $400, or 15%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2016, and December 31, 2015. No other institution held more than 10% of the Bank’s outstanding capital stock as of March 31, 2016, or December 31, 2015.

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

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank’s 2015 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2016 and 2015.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
March 31, 2016	$36	$86	$122	$(2)	$(9)	$10	$123	$171	$36	$258
March 31, 2015	35	93	128	(8)	(9)	15	130	432	34	528

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, and totaled $26 and $19 for the three months ended March 31, 2016 and 2015, respectively. The mortgage-related business does not include credit-related OTTI losses of $7 and $2 for the three months ended March 31, 2016 and 2015, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2016, and December 31, 2015.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2016	$68,917	$15,822	$84,739
December 31, 2015	69,047	16,651	85,698

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 15 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances or the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction either directly with the executing bank or broker-dealer or on a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization or clearinghouse once the derivative transaction has been accepted for clearing. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

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

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. Derivatives designated as fair value hedges are transacted to hedge: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at hedge inception and on an ongoing basis) whether the hedging derivatives have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective hedges in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank had no interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties at March 31, 2016. The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $132 at December 31, 2015.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2016, or the year ended December 31, 2015.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s and Standard & Poor’s to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2016, was $46, for which the Bank had posted collateral with a fair value of $38 in the ordinary course of business. If the Bank’s credit rating at March 31, 2016, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $1 of additional collateral (at fair value) to its derivative counterparties at March 31, 2016.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of March 31, 2016, and December 31, 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$28,573	$233	$100	$27,110	$192	$71
Total	28,573	233	100	27,110	192	71
Derivatives not designated as hedging instruments:
Interest rate swaps	44,358	63	118	50,444	58	71
Interest rate caps and floors	2,230	3	2	2,230	6	1
Mortgage delivery commitments	7	—	—	5	—	—
Total	46,595	66	120	52,679	64	72
Total derivatives before netting and collateral adjustments	$75,168	299	220	$79,789	256	143
Netting adjustments and cash collateral(1)		(260)	(211)		(212)	(137)
Total derivative assets and total derivative liabilities		$39	$9		$44	$6

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $60 and $57 at March 31, 2016, and December 31, 2015, respectively. Cash collateral received and related accrued interest was $109 and $132 at March 31, 2016, and December 31, 2015, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2016	March 31, 2015
	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(4)	$(7)
Total net gain/(loss) related to fair value hedge ineffectiveness	(4)	(7)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(49)	(3)
Interest rate caps and floors	(3)	(2)
Net settlements	(9)	(9)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(61)	(14)
Net gain/(loss) on derivatives and hedging activities	$(65)	$(21)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016				March 31, 2015
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(49)	$49	$—	$(18)	$(38)	$38	$—	$(28)
Consolidated obligation bonds	11	(15)	(4)	53	(15)	8	(7)	62
Total	$(38)	$34	$(4)	$35	$(53)	$46	$(7)	$34

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2016, and December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$147	$104	$166	$93
Cleared derivatives	152	116	90	50
Total gross recognized amount	299	220	256	143
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(135)	(95)	(149)	(87)
Cleared derivatives	(125)	(116)	(63)	(50)
Total gross amount of netting adjustments and cash collateral	(260)	(211)	(212)	(137)
Total derivative assets and total derivative liabilities
Uncleared derivatives	12	9	17	6
Cleared derivatives	27	—	27	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	39	9	44	6
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	11	—	11	—
Net unsecured amount
Uncleared derivatives	1	9	6	6
Cleared derivatives	27	—	27	—
Total net unsecured amount	$28	$9	$33	$6

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2016, and December 31, 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2016, and December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$100	$100	$100	$—	$—	$—
Interest-bearing deposits	450	450	450	—	—	—
Securities purchased under agreements to resell	12,500	12,500	—	12,500	—	—
Federal funds sold	4,599	4,599	—	4,599	—	—
Trading securities	1,408	1,408	—	1,408	—	—
AFS securities	5,145	5,145	—	—	5,145	—
HTM securities	10,264	10,372	—	8,752	1,620	—
Advances	49,169	49,142	—	49,142	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	632	671	—	671	—	—
Accrued interest receivable	54	54	—	54	—	—
Derivative assets, net(1)	39	39	—	299	—	(260)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	214	214	—	214	—	—
Consolidated obligations:
Bonds	57,207	57,264	—	57,264	—	—
Discount notes	21,095	21,097	—	21,097	—	—
Total consolidated obligations	78,302	78,361	—	78,361	—	—
Mandatorily redeemable capital stock	486	486	486	—	—	—
Accrued interest payable	146	146	—	146	—	—
Derivative liabilities, net(1)	9	9	—	220	—	(211)
Other
Standby letters of credit	22	22	—	22	—	—
Commitments to fund advances(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,637	$1,637	$1,637	$—	$—	$—
Securities purchased under agreements to resell	10,000	10,000	—	10,000	—	—
Federal funds sold	4,626	4,626	—	4,626	—	—
Trading securities	1,433	1,433	—	1,433	—	—
AFS securities	5,414	5,414	—	—	5,414	—
HTM securities	10,802	10,821	—	9,118	1,703	—
Advances	50,919	50,844	—	50,844	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	655	694	—	694	—	—
Accrued interest receivable	56	56	—	56	—	—
Derivative assets, net(1)	44	44	—	256	—	(212)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	127	127	—	127	—	—
Consolidated obligations:
Bonds	51,827	51,773	—	51,773	—	—
Discount notes	27,647	27,640	—	27,640	—	—
Total consolidated obligations	79,474	79,413	—	79,413	—	—
Mandatorily redeemable capital stock	488	488	488	—	—	—
Accrued interest payable	80	80	—	80	—	—
Derivative liabilities, net(1)	6	6	—	143	—	(137)
Other
Standby letters of credit	18	18	—	18	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2016:

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

Interest-Bearing Deposits – The fair value of deposits is generally equal to the carrying value of the deposits because the deposits are primarily overnight deposits or due on demand. The Bank determines the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing the amount for accrued interest receivable. The discount rates used in these calculations are the cost of deposits with similar terms.

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

As of March 31, 2016, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2016, and December 31, 2015, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,399	$—	$—	$1,399
MBS:
Other U.S. obligations – Ginnie Mae	—	9	—	—	9
Total trading securities	—	1,408	—	—	1,408
AFS securities:
PLRMBS	—	—	5,145	—	5,145
Total AFS securities	—	—	5,145	—	5,145
Advances(2)	—	3,722	—	—	3,722
Derivative assets, net: interest rate-related	—	299	—	(260)	39
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,429	$5,145	$(260)	$10,324
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$3,613	$—	$—	$3,613
Derivative liabilities, net: interest rate-related	—	220	—	(211)	9
Total recurring fair value measurements – Liabilities	$—	$3,833	$—	$(211)	$3,622
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$4	$—	$4
Total nonrecurring fair value measurements – Assets	$—	$—	$4	$—	$4

December 31, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,424	$—	$—	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	—	9	—	—	9
Total trading securities	—	1,433	—	—	1,433
AFS securities:
PLRMBS	—	—	5,414	—	5,414
Total AFS securities	—	—	5,414	—	5,414
Advances(2)	—	3,677	—	—	3,677
Derivative assets, net: interest rate-related	—	256	—	(212)	44
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,366	$5,414	$(212)	$10,578
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$4,233	$—	$—	$4,233
Derivative liabilities, net: interest rate-related	—	143	—	(137)	6
Total recurring fair value measurements – Liabilities	$—	$4,376	$—	$(137)	$4,239
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1	$—	$1
Impaired mortgage loans held for portfolio	—	—	5	—	5
Total nonrecurring fair value measurements – Assets	$—	$—	$6	$—	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at March 31, 2016, and December 31, 2015.

(3)	Represents consolidated obligation bonds recorded under the fair value option at March 31, 2016, and December 31, 2015.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2016, and the year ended December 31, 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016, and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of the period	$5,414	$6,371
Total gain/(loss) realized and unrealized included in:
Interest income	26	19
Net OTTI loss, credit-related	(7)	(2)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(47)	20
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(8)	(2)
Settlements	(233)	(222)
Transfers of HTM securities to AFS securities	—	4
Balance, end of the period	$5,145	$6,188
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$19	$17

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

For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” in the Bank’s 2015 Form 10-K.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2016 and 2015:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2016		March 31, 2015
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,677	$4,233	$5,137	$6,717
New transactions elected for fair value option	169	245	246	655
Maturities and terminations	(171)	(885)	(424)	(1,025)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	47	20	20	27
Change in accrued interest	—	—	(1)	1
Balance, end of the period	$3,722	$3,613	$4,978	$6,375

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended March 31, 2016 and 2015.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2016, and December 31, 2015:

	At March 31, 2016			At December 31, 2015
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,637	$3,722	$85	$3,639	$3,677	$38
Consolidated obligation bonds	3,610	3,613	3	4,250	4,233	(17)

(1)	At March 31, 2016, and December 31, 2015, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $896,827 at March 31, 2016, and $905,202 at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $78,154 at March 31, 2016, and $79,355 at December 31, 2015. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2015 Form 10-K.

Off-balance sheet commitments as of March 31, 2016, and December 31, 2015, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2016			December 31, 2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$10,634	$3,782	$14,416	$9,072	$3,237	$12,309
Commitments to fund additional advances(1)	110	5	115	5	5	10
Commitments to issue consolidated obligation discount notes, par(2)	143	—	143	300	—	300
Commitments to issue consolidated obligation bonds, par(3)	15	—	15	110	—	110
Commitments to purchase mortgage loans	7	—	7	5	—	5

(1)	At March 31, 2016, and at December 31, 2015, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)
At March 31, 2016, $133 of the commitments to issue consolidated obligation discount notes were hedged with associated interest rate swaps. At December 31, 2015, none of the commitments to issue consolidated obligation discount notes were hedged with associated interest rate swaps.

(3)	At March 31, 2016, and at December 31, 2015, all of the commitments to issue consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 33 days to 15 years, including a final expiration in 2031. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $22 at March 31, 2016, and $18 at December 31, 2015. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2016, and December 31, 2015.

Commitments to fund advances totaled $115 at March 31, 2016, and $10 at December 31, 2015. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2016, and December 31, 2015.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 18 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members and Nonmembers. The following table sets forth information at the dates and for the periods indicated with respect to transactions with members that have an officer or director serving on the Bank’s Board of Directors.

	March 31, 2016	December 31, 2015
Assets:
Advances	$2,541	$3,297
Mortgage loans held for portfolio	22	24
Accrued interest receivable	5	5
Liabilities:
Deposits	$4	$4
Capital:
Capital Stock	$120	$119

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest Income:
Advances	$9	$9
Mortgage loans held for portfolio	—	—

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2016, and December 31, 2015, no shareholder owned more than 10% of the total voting interests in the Bank because of this statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2015 Form 10-K.

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

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended March 31, 2016 and 2015, the Bank recorded a de minimis amount in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the three months ended March 31, 2016 and 2015, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 19 — Subsequent Events

At March 31, 2016, the Bank’s other assets included $265 related to settlements with certain defendants in connection with the Bank’s PLRMBS. Payments for that amount were received in April 2016.

There were no other material subsequent events identified, subsequent to March 31, 2016, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

•	changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank’s members to do business with the Bank;

•	changes in investor demand for consolidated obligations (including the terms of consolidated obligations) and/or the terms of interest rate exchange or similar agreements;

•
the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	changes in key Bank personnel;

•	technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	changes in the FHLBanks’ long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the
Bank’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and the Bank’s 2015 Form 10-K.

Quarterly Overview

Net income for the first quarter of 2016 was $231 million, compared with net income of $474 million for the first quarter of 2015. The $243 million decrease in net income for the first quarter of 2016 relative to the prior-year period primarily reflected a lower gain on settlements relating to the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation. Litigation settlements in the first quarter of 2016 resulted in a gain of $211 million (after netting certain legal fees and expenses), compared with a gain of $459 million (after netting certain legal fees and expenses) in the first quarter of 2015.

Net interest income for the first quarter of 2016 was $123 million, down from $130 million for the first quarter of 2015. The decrease was primarily due to a decrease in earnings because of lower MBS balances, partially offset by a reduction in dividends on mandatorily redeemable capital stock, which are classified as interest expense.

Excluding the $211 million gain from the litigation settlements in the first quarter of 2016, other income/(loss) for the first quarter of 2016, was a loss of $40 million, compared with a loss of $27 million for the first quarter of 2015 after excluding the $459 million gain from litigation settlements reported in that quarter. The change in other income/(loss) after excluding the gains from litigation settlements in each period reflected higher net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value of $28 million for the first quarter of 2016, compared with net fair value losses of $19 million for the first quarter of 2015. The change in net fair value losses was primarily due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change in other income/(loss) also reflected higher credit-related other-than-temporary impairment (OTTI) charges on certain of the Bank’s PLRMBS. The credit-related OTTI charges for the first quarter of 2016 were $7 million, compared with credit-related OTTI charges of $2 million for the first quarter of 2015.

During the first quarter of 2016, total assets decreased $1.0 billion, to $84.7 billion at March 31, 2016, from $85.7 billion at December 31, 2015. Advances decreased $1.7 billion, or 3%, to $49.2 billion at March 31, 2016, from $50.9 billion at December 31, 2015. In addition, cash and due from banks decreased $1.5 billion during the period. These decreases were partially offset by a $2.1 billion increase in investments, to $34.4 billion at March 31, 2016, from $32.3 billion at December 31, 2015.

Accumulated other comprehensive income/(loss) decreased by $53 million during the first quarter of 2016, to a loss of $38 million at March 31, 2016, from a gain of $15 million at December 31, 2015, primarily as a result of a decline in the fair value of PLRMBS classified as available-for-sale (AFS).

Additional information about investments and OTTI losses associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis” Additional information about the Bank’s PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On April 28, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2016 at an annualized rate of 8.90%. The dividend will total $61 million, including $12 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the second quarter of 2016. The Bank recorded the dividend on April 28, 2016, and expects to pay the dividend on or about May 16, 2016.

As of March 31, 2016, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.4%, exceeding the 4.0% requirement. The Bank had $5.4 billion in permanent capital, exceeding its risk-based capital requirement of $2.6 billion. Total retained earnings as of March 31, 2016, were $2.8 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 17, 2016. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Selected Balance Sheet Items at Quarter End
Total Assets	$84,739	$85,698	$85,899	$85,962	$78,235
Advances	49,169	50,919	50,793	50,188	43,757
Mortgage Loans Held for Portfolio, Net	632	655	668	671	680
Investments(1)	34,366	32,275	32,009	33,480	31,522
Consolidated Obligations:(2)
Bonds	57,207	51,827	49,815	45,597	43,459
Discount Notes	21,095	27,647	30,042	33,859	27,794
Mandatorily Redeemable Capital Stock	486	488	514	142	383
Capital Stock —Class B —Putable	2,115	2,253	2,246	2,751	3,092
Unrestricted Retained Earnings	760	610	618	483	624
Restricted Retained Earnings	2,054	2,018	2,009	2,170	2,150
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(38)	15	41	68	76
Total Capital	4,891	4,896	4,914	5,472	5,942
Selected Operating Results for the Quarter
Net Interest Income	$123	$120	$119	$108	$130
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	1	—	—	—
Other Income/(Loss)	171	(9)	(33)	(2)	432
Other Expense	36	46	34	34	34
Affordable Housing Program Assessment	27	7	6	11	54
Net Income/(Loss)	$231	$57	$46	$61	$474
Selected Other Data for the Quarter
Net Interest Margin(3)	0.58%	0.55%	0.54%	0.53%	0.70%
Operating Expenses as a Percent of Average Assets	0.16	0.19	0.15	0.15	0.17
Return on Average Assets	1.08	0.26	0.21	0.29	2.51
Return on Average Equity	19.19	4.66	3.47	4.27	31.87
Annualized Dividend Rate	7.99	8.79	10.01	22.65	7.11
Dividend Payout Ratio(4)	19.47	99.15	155.62	299.30	12.43
Average Equity to Average Assets Ratio	5.65	5.54	6.01	6.86	7.88
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.39	6.26	6.27	6.45	7.99
Duration Gap (in months)	1	1	1	—	—

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2016	$896,827
December 31, 2015	905,202
September 30, 2015	856,511
June 30, 2015	852,783
March 31, 2015	812,197

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2016 and 2015, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2016 Compared to First Quarter of 2015

Average Balance Sheets

	Three Months Ended
	March 31, 2016			March 31, 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$474	$—	0.16%	$563	$—	0.01%
Securities purchased under agreements to resell	3,046	2	0.33	1,690	—	0.08
Federal funds sold	6,169	5	0.36	7,206	2	0.12
Trading securities:
Mortgage-backed securities (MBS)	9	—	1.84	11	—	1.66
Other investments	1,149	2	0.51	3,433	2	0.20
Available-for-sale (AFS) securities:(1)
MBS(2)	5,241	69	5.28	6,154	67	4.42
Held-to-maturity (HTM) securities:(1)
MBS	10,183	64	2.52	12,850	80	2.52
Other investments	274	—	0.76	320	—	0.48
Mortgage loans held for portfolio	641	8	5.07	693	9	5.33
Advances(3)	57,690	106	0.74	42,661	67	0.64
Loans to other FHLBanks	—	—	—	2	—	0.11
Total interest-earning assets	84,876	256	1.21	75,583	227	1.22
Other assets(4)(5)	617	—	—	937	—	—
Total Assets	$85,493	$256	1.21%	$76,520	$227	1.21%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$56,180	$104	0.74%	$44,956	$76	0.68%
Discount notes	22,808	19	0.34	23,364	6	0.11
Deposits and other borrowings	584	—	0.14	1,014	—	0.04
Mandatorily redeemable capital stock	531	10	7.62	674	15	9.27
Total interest-bearing liabilities	80,103	133	0.67	70,008	97	0.57
Other liabilities(4)	557	—	—	479	—	—
Total Liabilities	80,660	133	0.66	70,487	97	0.56
Total Capital	4,833	—	—	6,033	—	—
Total Liabilities and Capital	$85,493	$133	0.63%	$76,520	$97	0.52%
Net Interest Income		$123			$130
Net Interest Spread(6)			0.54%			0.65%
Net Interest Margin(7)			0.58%			0.70%
Interest-earning Assets/Interest-bearing Liabilities	105.96%			107.96%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $23 million and $19 million in the first quarter of 2016 and 2015, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2016			March 31, 2015
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(18)	$(18)	$—	$(28)	$(28)
Consolidated obligation bonds	1	53	54	1	62	63

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2016 was $123 million, a 5% decrease from $130 million in the first quarter of 2015. The following table details the changes in interest income and interest expense for the first quarter of 2016 compared to the first quarter of 2015. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$2	$—	$2
Federal funds sold	3	—	3
Trading securities: Other investments	—	(2)	2
AFS securities:
MBS	2	(10)	12
HTM securities:
MBS	(16)	(16)	—
Mortgage loans held for portfolio	(1)	(1)	—
Advances(2)	39	27	12
Total interest-earning assets	29	(2)	31
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	28	21	7
Discount notes	13	—	13
Mandatorily redeemable capital stock	(5)	(3)	(2)
Total interest-bearing liabilities	36	18	18
Net interest income	$(7)	$(20)	$13

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 58 basis points for the first quarter of 2016, 12 basis points lower than the net interest margin for the first quarter of 2015, which was 70 basis points. The net interest spread was 54 basis points for the first quarter of 2016, 11 basis points lower than the net interest spread for the first quarter of 2015, which was 65 basis points. These decreases were primarily due to the decline in earnings because of lower MBS balances, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2016 and 2015.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Other Income/(Loss):
Total OTTI loss	$(15)	$(4)
Net amount of OTTI loss reclassified to/(from) AOCI	8	2
Net OTTI loss, credit-related	(7)	(2)
Net gain/(loss) on trading securities(1)	1	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	27	(7)
Net gain/(loss) on derivatives and hedging activities	(65)	(21)
Gains on litigation settlements, net	211	459
Other	4	3
Total Other Income/(Loss)	$171	$432

(1) The net gain/(loss) on trading securities that were economically hedged totaled de minimis amounts for the three months ended March 31, 2016 and 2015.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2016 and 2015.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Advances	$47	$20
Consolidated obligation bonds	(20)	(27)
Total	$27	$(7)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2016 and 2015.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

	Three Months Ended
(In millions)	March 31, 2016				March 31, 2015
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(46)	$(12)	$(58)	$—	$(16)	$(21)	$(37)
Not elected for fair value option	—	6	1	7	—	(2)	—	(2)
Consolidated obligation bonds:
Elected for fair value option	—	9	6	15	—	14	14	28
Not elected for fair value option	(4)	2	7	5	(7)	2	9	4
Consolidated obligation discount notes:
Not elected for fair value option	—	(21)	(11)	(32)	—	(1)	(11)	(12)
MBS:
Not elected for fair value option	—	(2)	—	(2)	—	(2)	—	(2)
Total	$(4)	$(52)	$(9)	$(65)	$(7)	$(5)	$(9)	$(21)

During the first quarter of 2016, net losses on derivatives and hedging activities totaled $65 million compared to net losses of $21 million in the first quarter of 2015. These amounts included expense of $9 million and expense of $9 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2016 and 2015, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first quarters of 2016 and 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $211 million and $459 million, respectively.

Return on Average Equity

Return on average equity (ROE) was 19.19% (annualized) for the first quarter of 2016, compared to 31.87% (annualized) for the first quarter of 2015. The decrease primarily reflected lower net income for the first quarter of 2016 resulting from a decrease of $248 million of gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses).

Dividends and Retained Earnings

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2016, advances maturing within five years totaled $44.4 billion, significantly in excess of the $214 million of member deposits on that date. At December 31, 2015, advances maturing within five years totaled $44.2 billion, also significantly in excess of the $127 million of member deposits on that date. In addition, as of March 31, 2016, and December 31, 2015, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than 5 consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2015 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 210% as of March 31, 2016. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2015 Form 10-K.

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

The Bank did not have any retained earnings related to valuation adjustments at March 31, 2016. Retained earnings related to valuation adjustments totaled $10 million at December 31, 2015.

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

On July 31, 2015, the Board of Directors set the required amount of restricted retained earnings for loss protection and capital compliance at $2.0 billion. Restricted retained earnings available to meet this requirement include amounts related to the Bank’s buildup of retained earnings and to the Joint Capital Enhancement Agreement, but exclude retained earnings related to valuation adjustments. Restricted retained earnings for loss protection and capital compliance were $2.1 billion as of March 31, 2016.

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

Retained earnings related to the JCE Agreement totaled $404 million and $358 million at March 31, 2016, and December 31, 2015, respectively.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2016, the Bank’s excess capital stock totaled $325 million, or 0.38% of total assets.

In the first quarter of 2016, the Bank paid dividends at an annualized rate of 7.99%, totaling $55 million, including $45 million in dividends on capital stock and $10 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2015, the Bank paid dividends at an annualized rate of 7.11%, totaling $74 million, including $59 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On April 28, 2016, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2016 at an annualized rate of 8.90% totaling $61 million, including $49 million in dividends on capital stock and $12 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 28, 2016. The Bank expects to pay the dividend on or about May 16, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2016.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

Financial Condition

Total assets were $84.7 billion at March 31, 2016, compared to $85.7 billion at December 31, 2015. Advances decreased by $1.7 billion, or 3%, to $49.2 billion at March 31, 2016, from $50.9 billion at December 31, 2015. MBS decreased by $0.8 billion, or 5%, to $15.2 billion at March 31, 2016, from $16.0 billion at December 31, 2015. Average total assets were $85.5 billion for the first quarter of 2016, a 12% increase compared to $76.5 billion for the first quarter of 2015. Average advances were $57.7 billion for the first quarter of 2016, a 35% increase from $42.7 billion for the first quarter of 2015. Average MBS were $15.4 billion for the first quarter of 2016, a 19% decrease from $19.0 billion for the first quarter of 2015.

Advances outstanding at March 31, 2016, included unrealized gains of $176 million, of which $91 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $85 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2015, included unrealized gains of $78 million, of which $40 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $38 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2015, to March 31, 2016, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $79.8 billion at March 31, 2016, a decrease of $1.0 billion from $80.8 billion at December 31, 2015, primarily reflecting a decrease in consolidated obligations outstanding from $79.5 billion at December 31, 2015, to $78.3 billion at March 31, 2016. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first quarter of 2016. Average total liabilities were $80.7 billion for the first quarter of 2016, a 14% increase compared to $70.5 billion for the first quarter of 2015. Average consolidated obligations were $79.0 billion for the first quarter of 2016 and $68.3 billion for the first quarter of 2015.

Consolidated obligations outstanding at March 31, 2016, included unrealized losses of $156 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $3 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2015, included unrealized losses of $142 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $17 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2015, to March 31, 2016, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $896.8 billion at March 31, 2016, and $905.2 billion at December 31, 2015.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of March 31, 2016, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $0.1 billion to $68.9 billion (81% of total assets) at March 31, 2016, from $69.0 billion (81% of total assets) at December 31, 2015.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $36 million in the first quarter of 2016, an increase of $1 million, or 3%, compared with $35 million in the first quarter of 2015. The increase was primarily due to a decline in spreads on advances-related assets and a decline in earnings on invested capital because of lower average capital balances, partially offset by an increase in earnings because of higher advances balances.

Adjusted net interest income for this segment represented 30% and 27% of total adjusted net interest income for the first quarter of 2016 and 2015, respectively.

Members and nonmember borrowers prepaid $0.8 billion of advances in the first quarter of 2016 compared to $0.6 billion in the first quarter of 2015. Interest income was increased by net prepayment fees of $2 million in the first quarter of 2016 and a de minimis amount in the first quarter of 2015.

Advances – The par value of advances outstanding decreased by $1.8 billion, or 4%, to $49.0 billion at March 31, 2016, from $50.8 billion at December 31, 2015. Average advances outstanding were $57.7 billion in the first quarter of 2016, a 35% increase from $42.7 billion in the first quarter of 2015.

As of March 31, 2016, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $0.3 billion, while advances outstanding to the Bank’s other borrowers decreased by $1.5 billion. In total, 54 members decreased their use of advances during the first quarter of 2016, while 46 members increased their advances borrowings. Advances to the top five borrowers, including JPMorgan Chase Bank, National Association, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of March 31, 2016, decreased to $31.4 billion at March 31, 2016, from $31.7 billion at December 31, 2015. (See “Item 1. Financial Statements – Note 7 – Advances– Credit and Concentration Risk” and “Item 1. Financial Statements – Note 13 – Capital – Concentration” for further information.)

The $1.8 billion decrease in advances outstanding primarily reflected a $1.6 billion decrease in variable rate advances and a $0.4 billion decrease in fixed rate advances, partially offset by a $0.2 billion increase in adjustable rate advances.

The components of the advances portfolio at March 31, 2016, and December 31, 2015, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2016		December 31, 2015
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$5,582	12%	$5,912	12%
Adjustable – LIBOR, callable at borrower’s option	15,701	32	15,150	30
Adjustable – LIBOR, with caps and/or floors	50	—	50	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	30	—
Adjustable – Other Indices	2	—	2	—
Subtotal adjustable rate advances	21,365	44	21,144	42
Fixed	18,286	37	18,674	37
Fixed – amortizing	225	1	231	—
Fixed – with PPS(1)	2,841	6	2,859	5
Fixed – with caps and PPS(1)	375	1	275	1
Fixed – callable at borrower’s option	4	—	4	—
Fixed – callable at borrower’s option with PPS(1)	186	—	271	1
Fixed – putable at Bank’s option	65	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	22,057	45	22,454	44
Daily variable rate	5,571	11	7,243	14
Total par value	$48,993	100%	$50,841	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $19.2 billion and $16.3 billion as of March 31, 2016, and December 31, 2015, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of short-term securities purchased under agreements to resell and interest-bearing deposits.

Cash and Due from Banks – Cash and due from banks was $0.1 billion at March 31, 2016, a $1.5 billion decrease compared to December 31, 2015. Cash and due from banks declined due to the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $64.0 billion at March 31, 2016, from $64.1 billion at December 31, 2015. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At March 31, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $68.0 billion, of which $17.0 billion were hedging advances, $50.8 billion were hedging consolidated obligations, $0.2 billion were economically hedging trading securities. At December 31, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.6 billion, of which $17.4 billion were hedging advances, $54.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

On December 16, 2015, the Federal Open Market Committee (FOMC) changed the target Federal funds rate for the first time since 2008. The new target range for the Federal funds rate was set to 0.25% to 0.50% in response to a continued moderate increase in economic activity and improvement in labor market conditions. As of March 31, 2016, rates on 3-month U.S. Treasury bills and 3-month LIBOR increased, while rates on 2-year and 5-year U.S. Treasury notes decreased compared with December 31, 2015.

Selected Market Interest Rates

Market Instrument	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Federal Reserve target range for overnight Federal funds	0.25-0.50%	0.25-0.50%	0-0.25%	0-0.25%
3-month Treasury bill	0.20	0.16	0.02	0.03
3-month LIBOR	0.63	0.61	0.27	0.26
2-year Treasury note	0.72	1.05	0.56	0.67
5-year Treasury note	1.21	1.76	1.37	1.65

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first three months of 2016 and 2015. The average issuance cost of consolidated obligation bonds relative to LIBOR was more expensive in the first three months of 2016 compared to the same period in 2015, while the average cost of consolidated obligation discount notes improved over the same period.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2016	March 31, 2015
Consolidated obligation bonds	–6.8	–13.7
Consolidated obligation discount notes (one month and greater)	–21.8	–15.7

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

At March 31, 2016, assets associated with this segment were $15.8 billion (19% of total assets), a decrease of $0.9 billion from $16.7 billion at December 31, 2015 (19% of total assets).

Adjusted net interest income for this segment was $86 million in the first quarter of 2016, a decrease of $7 million, or 8%, from $93 million in the first quarter of 2015. The decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans and reduced spreads on mortgage-related assets, partially offset by the net accretion, which includes yield adjustments on certain other-than-temporarily impaired PLRMBS resulting from improvement in expected cash flows.

Adjusted net interest income for this segment represented 70% and 73% of total adjusted net interest income for the first quarter of 2016 and 2015, respectively.

MBS Investments – The Bank’s MBS portfolio was $15.2 billion at March 31, 2016, compared with $16.0 billion at December 31, 2015. During the first quarter of 2016, the Bank’s MBS portfolio decreased primarily because of principal repayments totaling $0.8 billion. In the first quarter of 2016, average MBS investments were $15.4 billion, a decrease of $3.6 billion from $19.0 billion in the first quarter of 2015. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

MPF Program – Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product. MPF Xtra and MPF Direct products are passed through to a third party investor and are not recorded on the Bank’s Statements of Condition. As of March 31, 2016, the Bank had approved twelve members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Mortgage loan balances decreased to $632 million at March 31, 2016, from $655 million at December 31, 2015, a decrease of $23 million. Average mortgage loans were $641 million in the first quarter of 2016, a decrease of $52 million from $693 million in the first quarter of 2015.

At March 31, 2016, and December 31, 2015, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” in the Bank’s 2015 Form 10-K. The Bank purchased $17 million in eligible loans under the MPF Original product during the first quarter of 2016. Mortgage loan balances at March 31, 2016, and December 31, 2015, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2016	December 31, 2015
MPF Plus	$451	$486
MPF Original	178	167
Subtotal	629	653
Unamortized premiums	9	10
Unamortized discounts	(6)	(8)
Mortgage loans held for portfolio	632	655
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$632	$655

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2015 Form 10-K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.9 billion to $15.8 billion at March 31, 2016, from $16.7 billion at December 31, 2015, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.2 billion at March 31, 2016, of which $5.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.2 billion at December 31, 2015, of which $5.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2015 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2016, and December 31, 2015.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2016	December 31, 2015
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,885	$10,758
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	832	672
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	665	2,365
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,554	3,557
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	80
Subtotal Economic Hedges(1)			5,132	6,675
Total			17,017	17,433
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	15,433	15,857
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	8,168	2,034
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,915	1,915
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	100	100
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	10,120	14,986
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	170
Subtotal Economic Hedges(1)			20,303	19,205
Total			35,736	35,062

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2016	December 31, 2015
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,255	495
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,510	2,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,610	2,270
Subtotal Economic Hedges(1)			4,120	4,340
Total			5,375	4,835
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,445	1,355
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	12,468	17,572
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	720	720
Total			14,633	19,647
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	250	525
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			2,400	2,675
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	—	132
Total			—	132
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	7	5
Total			7	5
Total Notional Amount			$75,168	$79,789

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2016, and December 31, 2015.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,885	$(90)	$90	$—	$—
Non-callable bonds	15,433	150	(152)	—	(2)
Callable bonds	1,255	3	(1)	—	2
Subtotal	28,573	63	(63)	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	5,132	(78)	—	78	—
Non-callable bonds	20,303	13	—	(3)	10
Callable bonds	4,120	—	—	6	6
Discount notes	14,633	(16)	—	—	(16)
FFCB bonds	250	—	—	—	—
MBS	2,150	3	—	—	3
Mortgage delivery commitments	7	—	—	—	—
Subtotal	46,595	(78)	—	81	3
Total excluding accrued interest	75,168	(15)	(63)	81	3
Accrued interest	—	93	(98)	2	(3)
Total	$75,168	$78	$(161)	$83	$—

December 31, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,758	$(40)	$39	$—	$(1)
Non-callable bonds	15,857	140	(140)	—	—
Callable bonds	495	2	1	—	3
Subtotal	27,110	102	(100)	—	2
Not qualifying for hedge accounting (economic hedges):
Advances	6,675	(38)	—	31	(7)
Non-callable bonds	19,205	16	—	(2)	14
Callable bonds	4,340	(14)	—	25	11
Discount notes	19,647	6	—	—	6
FFCB bonds	525	—	—	—	—
MBS	2,150	6	—	—	6
Mortgage delivery commitments	5	—	—	—	—
Offsetting derivatives	132	—	—	—	—
Subtotal	52,679	(24)	—	54	30
Total excluding accrued interest	79,789	78	(100)	54	32
Accrued interest	—	35	(28)	2	9
Total	$79,789	$113	$(128)	$56	$41

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2016, and December 31, 2015.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2016			December 31, 2015
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$19,937	27%	At least BBB	$22,921	29%
Subtotal uncleared		19,937	27		22,921	29
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	28,602	38	A	46,086	58
Deutsche Bank Securities Inc.	BBB	7,042	9	BBB	8,722	11
Morgan Stanley & Co. LLC	A	19,580	26	A	2,055	2
Subtotal cleared		55,224	73		56,863	71
Total(3)		$75,161	100%		$79,784	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Incorporated, and Morgan Stanley & Co. LLC are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard &Poor’s.

(3)	Total notional amount at March 31, 2016, and December 31, 2015, does not include $7 million and $5 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following March 31, 2016, and December 31, 2015.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of March 31, 2016	As of December 31, 2015
(In millions)	5 Business Days	5 Business Days
Obligations due:
Commitments for new advances	$105	$—
Commitments to purchase investments	250	250
Demand deposits	323	1,107
Discount note and bond maturities and expected exercises of bond call options	1,600	3,165
Subtotal obligations due	2,278	4,522
Sources of available funds:
Maturing investments	17,609	15,807
Available cash	97	1,634
Proceeds from scheduled settlements of discount notes and bonds	143	300
Maturing advances and scheduled prepayments	6,611	6,943
Subtotal sources of available funds	24,460	24,684
Net funds available	$22,182	$20,162

 For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2015 Form
10-K.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2016, and December 31, 2015. The Bank’s risk-based capital requirement decreased to $2.6 billion at March 31, 2016, from $2.7 billion at December 31, 2015.

Regulatory Capital Requirements

	March 31, 2016		December 31, 2015
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,562	$5,415	$2,684	$5,369
Total regulatory capital	$3,390	$5,415	$3,428	$5,369
Total regulatory capital ratio	4.00%	6.39%	4.00%	6.26%
Leverage capital	$4,237	$8,123	$4,285	$8,054
Leverage ratio	5.00%	9.58%	5.00%	9.40%

The Bank repurchased $252 million in excess capital stock in the first quarter of 2016. As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

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

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 17, 2016.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” in the Bank’s 2015 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board of Directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the Board of Directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2015 Form 10-K.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	276	155	$58,554	$185,204	32%
4-6	58	25	4,762	16,434	29
7-10	3	2	17	58	29
Subtotal	337	182	63,333	201,696	31
CDFIs	7	3	85	94	90
Total	344	185	$63,418	$201,790	31%

December 31, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	158	$59,898	$180,851	33%
4-6	61	26	3,138	14,287	22
7-10	6	4	32	89	36
Subtotal	340	188	63,068	195,227	32
CDFIs	7	3	90	96	94
Total	347	191	$63,158	$195,323	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$207	$227
11% – 25%	9	3,543	4,289
26% – 50%	26	31,748	51,325
More than 50%	143	27,920	145,949
Total	185	$63,418	$201,790

December 31, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$3,200	$3,407
11% – 25%	5	1,054	1,289
26% – 50%	21	29,265	46,966
More than 50%	158	29,639	143,661
Total	191	$63,158	$195,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2016, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2016, and December 31, 2015.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2016		December 31, 2015
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$885	$882	$1,538	$1,489
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,489	3,420	3,567	3,478
Agency pools and collateralized mortgage obligations	8,292	8,071	6,765	6,516
PLRMBS – publicly registered investment-grade-rated senior tranches	1	—	1	1
Total	$12,667	$12,373	$11,871	$11,484

With respect to loan collateral, most borrowers may choose to pledge loan collateral by specific identification or under a blanket lien. Insurance companies, CDFIs, and housing associates are required to pledge loan collateral by specific identification with monthly reporting. All other borrowers pledging by specific identification must provide a detailed listing of all the loans pledged to the Bank on a monthly basis. With a blanket lien, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under a blanket lien may provide a detailed listing of loans or may use a summary reporting method.

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

As of March 31, 2016, of the loan collateral pledged to the Bank, 29% was pledged by 28 institutions by specific identification, 48% was pledged by 129 institutions under a blanket lien with detailed reporting, and 23% was pledged by 119 institutions under a blanket lien with summary reporting.

As of March 31, 2016, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2016, and December 31, 2015.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2016		December 31, 2015
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$124,910	$107,747	$116,745	$100,667
Second lien residential mortgage loans and home equity lines of credit	26,979	15,769	25,543	14,328
Multifamily mortgage loans	22,408	18,397	22,716	18,971
Commercial mortgage loans	57,471	41,562	59,347	43,405
Loan participations(1)	6,369	5,169	7,155	5,710
Small business, small farm, and small agribusiness loans	3,124	772	3,063	756
Other	2	1	3	2
Total	$241,263	$189,417	$234,572	$183,839

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2016, and December 31, 2015, the unpaid principal balance of these loans totaled $9 billion and $13 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
March 31, 2016
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$273	$—	$—	$—	$273
GSEs:
FFCB bonds	—	1,399	—	—	—	—	1,399
Total non-MBS	—	1,399	273	—	—	—	1,672
MBS:
Other U.S. obligations:
Ginnie Mae	—	1,186	—	—	—	—	1,186
GSEs:
Freddie Mac	—	3,506	—	—	—	—	3,506
Fannie Mae(2)	—	3,875	13	—	9	—	3,897
Total GSEs	—	7,381	13	—	9	—	7,403
PLRMBS:
Prime	—	—	2	357	984	2	1,345
Alt-A, option ARM	—	—	—	—	936	—	936
Alt-A, other	8	11	37	146	4,070	3	4,275
Total PLRMBS	8	11	39	503	5,990	5	6,556
Total MBS	8	8,578	52	503	5,999	5	15,145
Total securities	8	9,977	325	503	5,999	5	16,817
Interest-bearing deposits	—	—	450	—	—	—	450
Securities purchased under agreements to resell	—	12,500	—	—	—	—	12,500
Federal funds sold	—	2,158	2,441	—	—	—	4,599
Total investments	$8	$24,635	$3,216	$503	$5,999	$5	$34,366

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

The Bank invests in short-term unsecured interest-bearing deposits, short-term unsecured Federal funds sold, securities purchased under agreements to resell, and negotiable certificates of deposit with member and nonmember counterparties, all of which are highly rated.

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

As of March 31, 2016, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 60% of the Bank’s total unsecured investment credit exposure in Federal funds sold and interest-bearing deposits.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2016, 43% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2016
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$924	$1,072	$1,996
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	924	1,072	1,996
U.S. branches and agency offices of foreign commercial banks:
Australia	300	—	300
Canada	—	922	922
Finland	934	—	934
France	—	332	332
Netherlands	—	565	565
Total U.S. branches and agency offices of foreign commercial banks	1,234	1,819	3,053
Total unsecured credit exposure	$2,158	$2,891	$5,049

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2016.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2016. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

As of March 31, 2016, all of the Bank’s unsecured investments had overnight maturities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2016, all of the bonds were rated at least A by Moody’s or Standard & Poor’s.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2016, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At March 31, 2016, the Bank’s MBS portfolio was 280% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At March 31, 2016, PLRMBS representing 35% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2016, the Bank’s investment in MBS had gross unrealized losses totaling $265 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2016, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2016, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 1.0% to an increase of 8.0% over the 12-month period beginning January 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at March 31, 2016:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$76	$(1)	2	$76	$(1)
Alt-A, option ARM	2	263	—	3	288	(1)
Alt-A, other	16	572	(6)	22	819	(11)
Total	20	$911	$(7)	27	$1,183	$(13)

(1)	Amounts are for the three months ended March 31, 2016.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of March 31, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2016
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$155	$—	$155
2007	—	—	—	—	381	—	381
2006	—	—	—	—	49	—	49
2005	—	—	—	19	50	—	69
2004 and earlier	—	—	2	337	431	2	772
Total Prime	—	—	2	356	1,066	2	1,426
Alt-A, option ARM
2007	—	—	—	—	901	—	901
2006	—	—	—	—	160	—	160
2005	—	—	—	—	177	—	177
Total Alt-A, option ARM	—	—	—	—	1,238	—	1,238
Alt-A, other
2008	—	—	—	—	111	—	111
2007	—	—	—	—	1,358	—	1,358
2006	—	—	10	—	549	—	559
2005	—	9	—	—	2,213	—	2,222
2004 and earlier	8	2	27	145	452	3	637
Total Alt-A, other	8	11	37	145	4,683	3	4,887
Total par value	$8	$11	$39	$501	$6,987	$5	$7,551

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at March 31, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2016
		Unpaid Principal Balance
		Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$—	$142	$142
2007	—	—	—	328	328
2006	—	—	—	22	22
2005	—	—	—	22	22
2004 and earlier	—	—	—	54	54
Total Prime	—	—	—	568	568
Alt-A, option ARM
2007	—	—	—	900	900
2006	—	—	—	160	160
2005	—	—	—	177	177
Total Alt-A, option ARM	—	—	—	1,237	1,237
Alt-A, other
2008	—	—	—	111	111
2007	—	—	—	1,312	1,312
2006	—	10	—	549	559
2005	—	—	—	2,208	2,208
2004 and earlier	1	2	19	219	241
Total Alt-A, other	1	12	19	4,399	4,431
Total par value	$1	$12	$19	$6,204	$6,236

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2016
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$134	$(1)	$142	$—	$—	$—	12.93%	30.00%	12.96%
2007	313	(7)	313	(1)	—	(1)	12.89	22.50	3.08
2006	42	—	44	—	—	—	14.20	12.68	3.93
2005	67	(2)	66	—	—	—	9.88	11.92	14.98
2004 and earlier	772	(24)	748	—	—	—	6.64	4.44	12.71
Total Prime	1,328	(34)	1,313	(1)	—	(1)	9.40	12.67	9.98
Alt-A, option ARM
2007	739	(39)	714	(5)	5	—	22.16	44.20	14.74
2006	116	(9)	119	—	—	—	19.99	44.90	5.84
2005	83	(4)	103	—	—	—	17.17	22.69	4.82
Total Alt-A, option ARM	938	(52)	936	(5)	5	—	21.17	41.22	12.17
Alt-A, other
2008	109	(9)	100	—	—	—	8.82	31.80	23.29
2007	1,180	(53)	1,157	(4)	—	(4)	18.89	27.10	10.75
2006	420	—	467	—	—	—	19.67	18.40	1.28
2005	1,974	(91)	1,929	(5)	3	(2)	14.57	14.28	5.07
2004 and earlier	632	(22)	619	—	—	—	10.54	8.14	17.54
Total Alt-A, other	4,315	(175)	4,272	(9)	3	(6)	15.70	17.91	8.25
Total	$6,581	$(261)	$6,521	$(15)	$8	$(7)	15.41%	20.74%	9.22%

(1)	Amounts are for the three months ended March 31, 2016.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $882 million, $793 million, and $2.7 billion, respectively, at March 31, 2016, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $883 million, $674 million, and $2.5 billion, respectively, at March 31, 2016.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at March 31, 2016.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2016
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	12.9	11.6	26.6	17.3
2007	9.7	4.9	22.1	9.7
2006	10.8	8.0	24.6	10.9
2005	16.5	4.6	21.6	12.3
2004 and earlier	17.8	3.9	21.0	12.0
Total Prime	15.9	6.0	22.6	13.1
Alt-A, option ARM
2007	6.8	31.3	39.3	14.9
2006	6.2	33.4	39.4	6.2
2005	7.2	21.8	35.8	4.8
Total Alt-A, option ARM	6.8	30.2	38.8	12.3
Alt-A, other
2007	11.4	22.7	36.9	6.2
2006	10.9	21.5	39.5	8.2
2005	13.6	14.9	36.5	5.4
2004 and earlier	14.9	11.2	31.4	17.7
Total Alt-A, other	12.8	17.5	36.4	7.8
Total	12.2	17.9	34.8	9.3

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Prime
2008	91.96%	92.09%	93.00%	93.09%	93.52%
2007	82.24	82.96	83.03	83.73	83.70
2006	91.38	91.36	92.03	92.65	92.10
2005	96.44	97.28	97.61	96.90	97.64
2004 and earlier	96.91	97.70	97.74	98.18	98.25
Weighted average of all Prime	92.24	92.96	93.21	93.68	93.85
Alt-A, option ARM
2007	79.34	80.96	81.13	82.19	81.63
2006	74.29	76.70	77.49	78.54	79.33
2005	58.04	58.93	59.24	60.14	58.98
Weighted average of all Alt-A, option ARM	75.65	77.17	77.37	78.30	77.73
Alt-A, other
2008	89.44	88.74	88.74	89.64	92.47
2007	85.12	85.54	85.94	86.12	87.12
2006	83.70	84.18	84.23	84.75	84.85
2005	86.77	87.65	88.09	88.35	88.24
2004 and earlier	97.07	97.87	97.98	98.34	98.52
Weighted average of all Alt-A, other	87.36	88.02	88.36	88.67	88.99
Weighted average of all PLRMBS	86.36%	87.21%	87.54%	88.02%	88.21%

The Bank determined that, as of March 31, 2016, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2016, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2016. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2016.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2016.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$100	$—	$—	$—	$—
A	4,589	72	(71)	—	1
Cleared derivatives(2)	26,622	45	(31)	—	14
Liability positions with credit exposure:
Uncleared derivatives
BBB	25	(1)	1	—	—
Cleared derivatives(2)	28,602	(9)	22	—	13
Total derivative positions with credit exposure to nonmember counterparties	59,938	107	(79)	—	28
Member institutions(3)	7	—	—	—	—
Total	59,945	$107	$(79)	$—	$28
Derivative positions without credit exposure	15,223
Total notional	$75,168

December 31, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,858	$89	$(84)	$—	$5
Cleared derivatives(2)	8,722	47	(39)	—	8
Liability positions with credit exposure:
Uncleared derivatives
AA	777	(1)	1	—	—
A	3,951	(12)	13	—	1
BBB	25	(1)	1	—	—
Cleared derivatives(2)	48,141	(7)	26	—	19
Total derivative positions with credit exposure to nonmember counterparties	66,474	115	(82)	—	33
Member institutions(3)	5	—	—	—	—
Total	66,479	$115	$(82)	$—	$33
Derivative positions without credit exposure	13,310
Total notional	$79,789

(1)	The credit ratings used by the Bank are based on the lower of Moody's or Standard & Poor's ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by Standard & Poor’s.

(3)	Member institutions include mortgage delivery commitments with members.

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

In the Bank’s 2015 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; accounting for OTTI for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2016 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2015 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

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

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the FHLBanks would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules. The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together “covered persons”) that could lead to a material financial loss.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. The Bank is currently assessing the effect of the proposed rule.

President and Chief Executive Officer of the Bank. On April 27, 2016, the Bank announced the appointment of J. Gregory Seibly as President and Chief Executive Officer of the Bank, effective May 12, 2016. Mr. Seibly, age 52, has served as President of Consumer Banking at Umpqua Bank since its April 2014 merger with Sterling Financial Corporation (Sterling). From October 2009 to April 2014 he served as the President and Chief Executive Officer of Sterling and was also a member of the board of directors. Before joining Sterling in 2007, Mr. Seibly was President of U.S. Bank-California. He has also held executive-level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. Bank President and Chief Executive Officer Dean Schultz’s previously announced retirement will become effective May 31, 2016. From May 12, 2016, the effective date of Mr. Seibly’s appointment as President and Chief Executive Officer, Mr. Schultz will serve as a non-executive employee of the Bank until his retirement.

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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $896.8 billion at March 31, 2016, and $905.2 billion at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $78.2 billion at March 31, 2016, and $79.4 billion at December 31, 2015. The Bank had committed to the issuance of $158 million and $410 million in consolidated obligations at March 31, 2016, and December 31, 2015, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2016, the Bank had $115 million in advance commitments and $14.4 billion in standby letters of credit outstanding. At December 31, 2015, the Bank had $10 million in advance commitments and $12.3 billion in standby letters of credit outstanding.

For additional information, see “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the risk to the Bank's market value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in market interest rates, interest rate spreads, interest rate volatility, and other market factors (market rate factors). This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk.

The Bank’s Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low adverse exposure of the market value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. See “Total Bank Market Risk” below.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted return on capital sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s policy limits. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” Compliance with Bank policies and guidelines is reviewed by the Bank’s Board of Directors on a regular basis, along with a corrective action plan if applicable.

Total Bank Market Risk

Market Value of Capital Sensitivity

The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. As presented below, the Bank no longer measures, monitors, or reports on the net portfolio value of capital sensitivity analysis.

In March 2016, the Board of Directors approved a modification to the Bank’s Risk Management Policy to discontinue the use of the net portfolio value of capital sensitivity as the primary metric for measuring the Bank’s exposure to changes in interest rates and to eliminate the policy limit on the net portfolio value of capital sensitivity. Effective with the March 31, 2016, measurement, the Bank has reverted to the market value of capital sensitivity as the Bank’s market risk metric of record. The Bank adopted the net portfolio value of capital sensitivity as the market risk metric in early 2008 because of the large valuation spreads implied by the market prices (which included large liquidity discounts) on the Bank’s private-label residential mortgage-backed securities (PLRMBS). The large valuation spreads resulted in a disconnect between the measured and the actual market sensitivity risks faced by the Bank as a buy and hold investor. The net portfolio value methodology used valuation methods that estimated the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans. During periods of depressed mortgage asset prices, risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the sensitivities in the level and timing of cash flows the Bank faces. Improved liquidity in the MBS markets and the resulting improvement in prices have resulted in the convergence of risk measurements based on the two methodologies. Risk metrics based on acquisition spreads are no longer required. Measuring market value risk based on current market prices rather than valuation spreads at time of acquisition is a more straightforward way of measuring market risk and is appropriate given current and anticipated MBS and mortgage market conditions.

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of March 31, 2016.

To determine the Bank’s estimated risk sensitivities to interest rates for the market value of capital sensitivity, the Bank uses a third-party proprietary asset and liability system to calculate estimated market values under alternative interest rate scenarios. The system analyzes all of the Bank’s financial instruments, including derivatives, on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a third-party mortgage prepayment model.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2016	December 31, 2015
+200 basis-point change above current rates	–4.2%	–5.0%
+100 basis-point change above current rates	–2.0	–2.3
–100 basis-point change below current rates(2)	+3.6	+2.8
–200 basis-point change below current rates(2)	+9.2	+9.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2016, are comparable to the estimates as of December 31, 2015. LIBOR interest rates as of March 31, 2016, were 12 basis points lower for the 1-year term, 54 basis points lower for the 5-year term, and 54 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 210% as of March 31, 2016.
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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at March 31, 2016, and one month at December 31, 2015.

Total Bank Duration Gap Analysis

	March 31, 2016		December 31, 2015
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$84,739	7	$85,698	7
Liabilities	79,848	6	80,802	6
Net	$4,891	1	$4,896	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The market value sensitivity analyses and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively limited. Any MPF loans that have been acquired are medium- or long-

term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an asset is purchased and on an ongoing basis for the total portfolio. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated market value sensitivity, taking into consideration the estimated mortgage prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

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

As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity” the Bank uses market value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the market value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2016, and December 31, 2015.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2016	December 31, 2015
+200 basis-point change	–2.3%	–3.0%
+100 basis-point change	–1.1	–1.4
–100 basis-point change(2)	+2.2	+2.0
–200 basis-point change(2)	+4.1	+4.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2016, are comparable to the estimates as of December 31, 2015. LIBOR interest rates as of March 31, 2016, were 12 basis points lower for the 1-year term, 54 basis points lower for the 5-year term, and 54 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities (PLRMBS). The Bank seeks rescission and asserts claims for and violations of the California Corporate Securities Act and common law rescission of contract.

In March 2016, the Bank entered into settlement agreements with certain defendants in connection with the Bank’s PLRMBS litigation for the gross aggregate amount of $265 million, resulting in a gain of $211 million (after netting certain legal fees and expenses and, with respect to certain claims, excluding an additional amount that is subject to the outcome of potential future events). The Bank’s litigation continues against various dealers and underwriters. For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
The current defendants in the second complaint are: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $664 million; Deutsche Bank Securities Inc. (Deutsche) involving certificates sold by Deutsche to the Bank in an amount paid of approximately $1.2 billion; and Bear Stearns involving certificates that Bear Stearns sold to the Bank in an amount paid of approximately $1.9 billion.

The San Francisco Superior Court has scheduled a series of trials for the remaining claims in 2016 and 2017.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2015 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2015 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on March 16, 2016

10.1	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016

10.2	Supplemental Executive Retirement Plan, as amended and restated on July 1, 2013 (including 2016 Amendment)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2016, and December 31, 2015; (ii) Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Statements of Capital Accounts for the Three Months Ended March 31, 2016 and 2015; (v) Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)