Form 10-Q
period 2016-09-30
Federal Home Loan Bank of San Francisco
filed 2016-11-04
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2016
Class B Stock, par value $100	29,064,729

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$35	$1,637
Interest-bearing deposits	600	—
Securities purchased under agreements to resell	12,000	10,000
Federal funds sold	6,921	4,626
Trading securities(a)	2,065	1,433
Available-for-sale (AFS) securities(a)	4,690	5,414
Held-to-maturity (HTM) securities (fair values were $12,609 and $10,821, respectively)(a)	12,497	10,802
Advances (includes $3,796 and $3,677 at fair value under the fair value option, respectively)	55,888	50,919
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	677	655
Accrued interest receivable	56	56
Premises, software, and equipment, net	32	32
Derivative assets, net	62	44
Other assets	89	80
Total Assets	$95,612	$85,698
Liabilities:
Deposits	$182	$127
Consolidated obligations:
Bonds (includes $1,477 and $4,233 at fair value under the fair value option, respectively)	50,021	51,827
Discount notes	38,230	27,647
Total consolidated obligations	88,251	79,474
Mandatorily redeemable capital stock	484	488
Accrued interest payable	139	80
Affordable Housing Program (AHP) payable	208	172
Derivative liabilities, net	4	6
Other liabilities	794	455
Total Liabilities	90,062	80,802
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 23 shares, respectively	2,399	2,253
Unrestricted retained earnings	942	610
Restricted retained earnings	2,125	2,018
Total Retained Earnings	3,067	2,628
Accumulated other comprehensive income/(loss) (AOCI)	84	15
Total Capital	5,550	4,896
Total Liabilities and Capital	$95,612	$85,698

(a)	At September 30, 2016, and December 31, 2015, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Interest Income:
Advances	$125	$73	$346	$213
Prepayment fees on advances, net	3	1	5	9
Interest-bearing deposits	—	—	1	—
Securities purchased under agreements to resell	4	1	9	2
Federal funds sold	7	2	19	6
Trading securities	3	2	6	5
AFS securities	63	65	199	199
HTM securities	62	70	188	226
Mortgage loans held for portfolio	7	8	22	25
Total Interest Income	274	222	795	685
Interest Expense:
Consolidated obligations:
Bonds	95	83	303	239
Discount notes	45	13	96	29
Mandatorily redeemable capital stock	11	7	33	60
Total Interest Expense	151	103	432	328
Net Interest Income	123	119	363	357
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	123	119	363	357
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(1)	(6)	(19)	(25)
Net amount of OTTI loss reclassified to/(from) AOCI	(2)	2	5	13
Net OTTI loss, credit-related	(3)	(4)	(14)	(12)
Net gain/(loss) on trading securities	1	(1)	3	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(18)	3	22	(30)
Net gain/(loss) on derivatives and hedging activities	15	(33)	(73)	(27)
Gains on litigation settlements, net	240	—	451	459
Other	6	2	14	8
Total Other Income/(Loss)	241	(33)	403	397
Other Expense:
Compensation and benefits	17	16	53	50
Other operating expense	20	16	52	45
Federal Housing Finance Agency	1	1	4	4
Office of Finance	1	1	3	3
Total Other Expense	39	34	112	102
Income/(Loss) Before Assessment	325	52	654	652
AHP Assessment	34	6	69	71
Net Income/(Loss)	$291	$46	$585	$581

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net Income/(Loss)	$291	$46	$585	$581
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(2)	(1)	(1)	—
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	68	(25)	71	(7)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	2	(2)	(5)	(13)
Total net non-credit-related OTTI gain/(loss) on AFS securities	70	(27)	66	(20)
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	2	1	4	5
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	1	4	5
Total other comprehensive income/(loss)	70	(27)	69	(15)
Total Comprehensive Income/(Loss)	$361	$19	$654	$566

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Comprehensive income/(loss)			94	487	581	(15)	566
Issuance of capital stock	7	708					708
Repurchase of capital stock	(13)	(1,325)					(1,325)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(4)	(415)					(415)
Transfers from restricted retained earnings			(150)	150	—		—
Cash dividends paid on capital stock (13.30%)				(313)	(313)		(313)
Balance, September 30, 2015	23	$2,246	$2,009	$618	$2,627	$41	$4,914
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			107	478	585	69	654
Issuance of capital stock	8	806					806
Repurchase of capital stock	(6)	(604)					(604)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(56)					(56)
Cash dividends paid on capital stock (8.70%)				(146)	(146)		(146)
Balance, September 30, 2016	24	$2,399	$2,125	$942	$3,067	$84	$5,550

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash Flows from Operating Activities:
Net Income /(Loss)	$585	$581
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(60)	(63)
Change in net fair value of trading securities	(3)	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(22)	30
Change in net derivatives and hedging activities	(2)	(68)
Net OTTI loss, credit-related	14	12
Net change in:
Accrued interest receivable	1	16
Other assets	(11)	(2)
Accrued interest payable	55	45
Other liabilities	(13)	27
Total adjustments	(41)	(2)
Net cash provided by/(used in) operating activities	544	579
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	221	(314)
Securities purchased under agreements to resell	(2,000)	(9,500)
Federal funds sold	(2,295)	4,741
Premises, software, and equipment	(9)	(7)
Trading securities:
Proceeds from maturities of long-term	276	1,864
Purchases of long-term	(905)	—
AFS securities:
Proceeds from maturities of long-term	853	748
HTM securities:
Proceeds from maturities of long-term	2,094	2,128
Purchases of long-term	(3,403)	—
Advances:
Principal collected	1,126,547	758,365
Made to members	(1,131,447)	(770,148)
Mortgage loans held for portfolio:
Principal collected	130	140
Purchases	(150)	(100)
Proceeds from sales of foreclosed assets	2	3
Net cash provided by/(used in) investing activities	(10,086)	(12,080)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash Flows from Financing Activities:
Net change in:
Deposits	(898)	295
Net (payments)/proceeds on derivative contracts with financing elements	8	9
Net proceeds from issuance of consolidated obligations:
Bonds	29,370	29,625
Discount notes	100,571	88,511
Payments for matured and retired consolidated obligations:
Bonds	(31,105)	(26,815)
Discount notes	(90,002)	(80,293)
Proceeds from issuance of capital stock	806	708
Payments for repurchase/redemption of mandatorily redeemable capital stock	(60)	(620)
Payments for repurchase of capital stock	(604)	(1,325)
Cash dividends paid	(146)	(313)
Net cash provided by/(used in) financing activities	7,940	9,782
Net increase/(decrease) in cash and due from banks	(1,602)	(1,719)
Cash and due from banks at beginning of the period	1,637	3,920
Cash and due from banks at end of the period	$35	$2,201
Supplemental Disclosures:
Interest paid	$398	$318
AHP payments	33	38
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	1	2
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	4
Transfers of capital stock to mandatorily redeemable capital stock	56	415

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2016, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The maximum loss exposure for these VIEs is limited to the Bank’s investment in the VIE.

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

Reclassifications of Prior Period Amounts Related to Concessions on Consolidated Obligations. On January 1, 2016, the Bank retrospectively adopted the guidance, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations for which the Bank is the primary obligor. The amount of concessions is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense. Unamortized concessions were $7 and $9 at September 30, 2016, and December 31, 2015, respectively. Prior to the adoption of the guidance unamortized concessions were included in “Other assets.” Upon adoption of the guidance, unamortized concessions were reclassified as a reduction in the balance of the corresponding consolidated obligations, consistent with the presentation of discounts on consolidated obligations.

As a result of adopting this guidance, $9 of unamortized concessions included in “Other assets” at December 31, 2015, was reclassified as a reduction in the balance of the corresponding consolidated obligations to conform to the financial statement presentation on the Bank’s Statements of Condition as of September 30, 2016. The reclassification resulted in a decrease of $1 in “Consolidated obligation discount notes” and of $8 in “Consolidated obligation bonds” at December 31, 2015. Accordingly, the Bank’s total assets and total liabilities each decreased by $9 at December 31, 2015. The adoption of this guidance did not have any effect on the Bank’s results of operations and cash flows.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2015 Form 10-K. Other changes to these policies as of September 30, 2016, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Classification of Certain Cash Receipts and Cash Payments
On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statements of Cash Flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. The guidance should be applied using a retrospective transition method to each period presented. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s cash flows has not yet been determined. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.
Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued amended guidance for the accounting for credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate under the circumstances. In addition, under the new guidance, a financial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

asset, or a group of financial assets, is required to be measured at its amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial assets. Among other things, the guidance also requires:

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

•
Credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

•	Public entities to further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

The guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, the entities are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

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

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the Statement of Condition or in the accompanying notes to the financial statements;

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the Statement of Condition.

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the Statement of Condition as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Bank for the interim and annual periods beginning January 1, 2016, and was adopted prospectively. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, or cash flows.

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

This guidance became effective for the Bank for interim and annual periods beginning January 1, 2016. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, or cash flows.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2016, and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,057	$1,424
MBS – Other U.S. obligations – Ginnie Mae	8	9
Total	$2,065	$1,433

The net unrealized gain/(loss) on trading securities was $1 and $(1) for the three months ended September 30, 2016 and 2015, respectively. The net unrealized gain/(loss) on trading securities was $3 and $(1) for the nine months ended September 30, 2016 and 2015, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of September 30, 2016, and December 31, 2015, were as follows:

September 30, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$430	$(1)	$19	$—	$448
Alt-A, option ARM	878	(37)	73	(2)	912
Alt-A, other	3,273	(98)	156	(1)	3,330
Total	$4,581	$(136)	$248	$(3)	$4,690

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$489	$(1)	$23	$—	$511
Alt-A, option ARM	956	(37)	64	(3)	980
Alt-A, other	3,926	(127)	135	(11)	3,923
Total	$5,371	$(165)	$222	$(14)	$5,414

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At September 30, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $973. At December 31, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,023.

The following table summarizes the AFS securities with unrealized losses as of September 30, 2016, and December 31, 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$22	$1	$22	$1
Alt-A, option ARM	—	—	370	39	370	39
Alt-A, other	50	—	1,245	99	1,295	99
Total	$50	$—	$1,637	$139	$1,687	$139

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$25	$1	$25	$1
Alt-A, option ARM	—	—	435	40	435	40
Alt-A, other	168	2	1,521	136	1,689	138
Total	$168	$2	$1,981	$177	$2,149	$179

As indicated in the tables above, as of September 30, 2016, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Interest Rate Payment Terms. Interest rate payment terms for AFS securities at September 30, 2016, and December 31, 2015, are shown in the following table:

	September 30, 2016	December 31, 2015
Amortized cost of AFS PLRMBS:
Collateralized mortgage obligations:
Fixed rate	$1,262	$1,540
Adjustable rate	3,319	3,831
Total	$4,581	$5,371

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2016	December 31, 2015
Collateralized mortgage obligations:
Converts in 1 year or less	$166	$102
Converts after 1 year through 5 years	—	99
Total	$166	$201

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$238	$—	$238	$—	$(18)	$220
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	1,021	—	1,021	24	—	1,045
GSEs – single-family:
Freddie Mac	3,045	—	3,045	53	—	3,098
Fannie Mae	5,464	—	5,464	80	(5)	5,539
Subtotal GSEs – single-family	8,509	—	8,509	133	(5)	8,637
GSEs – multifamily:
Freddie Mac	797	—	797	—	(1)	796
Fannie Mae	701	—	701	—	—	701
Subtotal GSEs – multifamily	1,498	—	1,498	—	(1)	1,497
Subtotal GSEs	10,007	—	10,007	133	(6)	10,134
PLRMBS:
Prime	753	—	753	—	(22)	731
Alt-A, other	488	(10)	478	12	(11)	479
Subtotal PLRMBS	1,241	(10)	1,231	12	(33)	1,210
Total MBS	12,269	(10)	12,259	169	(39)	12,389
Total	$12,507	$(10)	$12,497	$169	$(57)	$12,609

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$275	$—	$275	$—	$(33)	$242
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	1,227	—	1,227	4	(3)	1,228
GSEs – single-family:
Freddie Mac	3,677	—	3,677	39	(20)	3,696
Fannie Mae	4,136	—	4,136	70	(12)	4,194
Subtotal GSEs	7,813	—	7,813	109	(32)	7,890
PLRMBS:
Prime	905	—	905	—	(27)	878
Alt-A, other	596	(14)	582	14	(13)	583
Subtotal PLRMBS	1,501	(14)	1,487	14	(40)	1,461
Total MBS	10,541	(14)	10,527	127	(75)	10,579
Total	$10,816	$(14)	$10,802	$127	$(108)	$10,821

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $27, discounts of $32, and credit-related OTTI of $8. At December 31, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $39, discounts of $42, and credit-related OTTI of $8.

The following tables summarize the HTM securities with unrealized losses as of September 30, 2016, and December 31, 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$220	$18	$220	$18
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	61	—	—	—	61	—
GSEs – single-family:
Freddie Mac	6	—	4	—	10	—
Fannie Mae	1,787	3	100	2	1,887	5
Subtotal GSEs – single-family	1,793	3	104	2	1,897	5
GSEs – multifamily:
Freddie Mac	334	1	—	—	334	1
Fannie Mae	260	—	—	—	260	—
Subtotal GSEs – multifamily	594	1	—	—	594	1
Subtotal GSEs	2,387	4	104	2	2,491	6
PLRMBS:
Prime	41	—	636	22	677	22
Alt-A, other	2	—	477	21	479	21
Subtotal PLRMBS	43	—	1,113	43	1,156	43
Total MBS	2,491	4	1,217	45	3,708	49
Total	$2,491	$4	$1,437	$63	$3,928	$67

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$240	$33	$240	$33
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	799	3	2	—	801	3
GSEs – single-family:
Freddie Mac	1,736	20	20	—	1,756	20
Fannie Mae	1,095	9	154	3	1,249	12
Subtotal GSEs	2,831	29	174	3	3,005	32
PLRMBS:
Prime	165	1	676	26	841	27
Alt-A, other	10	—	573	27	583	27
Subtotal PLRMBS	175	1	1,249	53	1,424	54
Total MBS	3,805	33	1,425	56	5,230	89
Total	$3,805	$33	$1,665	$89	$5,470	$122

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2016, and December 31, 2015, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$36	$36	$34
Due after 10 years	202	202	186
Subtotal	238	238	220
MBS	12,269	12,259	12,389
Total	$12,507	$12,497	$12,609

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$60	$60	$56
Due after 10 years	215	215	186
Subtotal	275	275	242
MBS	10,541	10,527	10,579
Total	$10,816	$10,802	$10,821

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Interest Rate Payment Terms. Interest rate payment terms for HTM securities at September 30, 2016, and December 31, 2015, are detailed in the following table:

	September 30, 2016	December 31, 2015
Amortized cost of HTM securities other than MBS:
Adjustable rate	$238	$275
Subtotal	238	275
Amortized cost of HTM MBS:
Passthrough securities:
Fixed rate	110	146
Adjustable rate	1,064	416
Collateralized mortgage obligations:
Fixed rate	5,815	7,224
Adjustable rate	5,280	2,755
Subtotal	12,269	10,541
Total	$12,507	$10,816

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2016	December 31, 2015
Passthrough securities:
Converts in 1 year or less	$35	$22
Converts after 1 year through 5 years	71	119
Total	$106	$141
Collateralized mortgage obligations:
Converts in 1 year or less	$—	$7
Converts after 1 year through 5 years	10	13
Total	$10	$20

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 6 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that do not meet either of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 1.0% to an increase of 10.0% over the 12-month period beginning July 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2016 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the third quarter of 2016, and the related current credit enhancement for the Bank.

September 30, 2016
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, other
2007	9.5	33.4	40.9	—
2005	14.7	12.9	38.1	7.0
Total Alt-A, other	13.2	18.7	38.9	5.0
Total	13.2	18.7	38.9	5.0

(1) Weighted average percentage is based on unpaid principal balance.

Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the PLRMBS investments in each category shown. The classification is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of the period	$1,224	$1,284	$1,255	$1,314
Additional charges on securities for which OTTI was previously recognized(1)	3	4	14	12
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(2)	(19)	(18)	(61)	(56)
Balance, end of the period	$1,208	$1,270	$1,208	$1,270

(1)
For the three months ended September 30, 2016 and 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2016 and 2015, respectively.

(2) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $24 and $20 for the three months ended September 30, 2016 and 2015, respectively. The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $76 and $61 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2016. The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2016, and December 31, 2015, by loan collateral type:

September 30, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$519	$430	$448	$—	$—	$—	$—
Alt-A, option ARM	1,171	878	912	—	—	—	—
Alt-A, other	3,854	3,273	3,330	96	91	81	93
Total	$5,544	$4,581	$4,690	$96	$91	$81	$93

December 31, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$591	$489	$511	$—	$—	$—	$—
Alt-A, option ARM	1,269	956	980	—	—	—	—
Alt-A, other	4,524	3,926	3,923	111	107	93	107
Total	$6,384	$5,371	$5,414	$111	$107	$93	$107

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2016, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2016, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2016, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2016, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.33% to 8.57% at September 30, 2016, and 0.25% to 8.57% at December 31, 2015, as summarized below.

	September 30, 2016		December 31, 2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$1	0.01%	$—	—%
Within 1 year	29,748	0.63	24,807	0.59
After 1 year through 2 years	5,989	1.17	4,252	1.19
After 2 years through 3 years	9,896	1.18	6,208	1.19
After 3 years through 4 years	2,274	1.34	6,877	0.89
After 4 years through 5 years	6,282	1.12	2,022	1.11
After 5 years	1,551	2.61	6,675	1.11
Total par value	55,741	0.93%	50,841	0.84%
Valuation adjustments for hedging activities	63		40
Valuation adjustments under fair value option	84		38
Total	$55,888		$50,919
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,651 at September 30, 2016, and $3,510 at December 31, 2015. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $15,551 at September 30, 2016, and $15,425 at December 31, 2015.

The Bank’s advances at September 30, 2016, and December 31, 2015, included $125 and $140 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2016, and December 31, 2015, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Overdrawn demand and overnight deposit accounts	$1	$—	$1	$—
Within 1 year	32,426	25,983	29,773	24,947
After 1 year through 2 years	9,959	6,124	5,964	4,152
After 2 years through 3 years	4,702	8,432	9,896	6,168
After 3 years through 4 years	5,973	3,173	2,274	6,877
After 4 years through 5 years	1,277	5,706	6,282	2,022
After 5 years	1,403	1,423	1,551	6,675
Total par value	$55,741	$50,841	$55,741	$50,841

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2016 and 2015. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2016 and 2015.

	September 30, 2016		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,810	27%	$31	22%	$83	21%
Bank of the West	6,855	12	13	9	37	9
First Republic Bank	4,700	9	18	13	52	13
MUFG Union Bank, National Association	3,901	7	4	3	8	2
Citibank, N.A.(2)	3,000	5	3	3	10	3
Subtotal	33,266	60	69	50	190	48
Others	22,475	40	70	50	203	52
Total par value	$55,741	100%	$139	100%	$393	100%

	September 30, 2015		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,814	29%	$17	17%	$48	16%
Bank of the West	6,112	12	7	7	18	6
First Republic Bank	4,350	9	18	18	58	20
CIT Bank, N.A.(4)	3,214	6	5	5	13	5
Citibank, N.A.(2)	3,000	6	1	1	4	1
Subtotal	31,490	62	48	48	141	48
Others	19,123	38	51	52	154	52
Total par value	$50,613	100%	$99	100%	$295	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2016, and December 31, 2015, are detailed below:

	September 30, 2016	December 31, 2015
Par value of advances:
Fixed rate:
Due within 1 year	$20,317	$13,073
Due after 1 year	9,383	9,381
Total fixed rate	29,700	22,454
Adjustable rate:
Due within 1 year	9,432	11,734
Due after 1 year	16,609	16,653
Total adjustable rate	26,041	28,387
Total par value	$55,741	$50,841

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2016, or December 31, 2015. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Prepayment fees received	$3	$1	$4	$27
Fair value adjustments	—	—	1	(18)
Net	$3	$1	$5	$9
Advance principal prepaid	$896	$272	$2,755	$1,517

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. As of September 30, 2016, the Bank had approved 16 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of September 30, 2016, and December 31, 2015, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2016	December 31, 2015
Fixed rate medium-term mortgage loans	$66	$100
Fixed rate long-term mortgage loans	603	553
Subtotal	669	653
Unamortized premiums	13	10
Unamortized discounts	(5)	(8)
Mortgage loans held for portfolio	677	655
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$677	$655

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: advances, letters of credit, and other extensions of credit, collectively referred to as “credit products,” mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2015 Form 10-K.

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2016, and December 31, 2015, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2016, or during 2015.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2016, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

No member institutions were placed into receivership during the first nine months of 2016 or from October 1 to October 31, 2016.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2016, and December 31, 2015.

	September 30, 2016	December 31, 2015
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$9	$10
60 – 89 days delinquent	3	5
90 days or more delinquent	14	18
Total past due	26	33
Total current loans	654	625
Total mortgage loans	$680	$658
In process of foreclosure, included above(2)	$6	$7
Nonaccrual loans	$14	$18
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	2.13%	2.76%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of the period	$—	$—	$—	$1
(Charge-offs) /recoveries	—	—	—	(1)
Provision for/(reversal of) credit losses	—	—	—	—
Balance, end of the period	$—	$—	$—	$—

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	September 30, 2016	December 31, 2015
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$—
Recorded investment, end of period:
Individually evaluated for impairment	$11	$14
Collectively evaluated for impairment	669	644
Total recorded investment	$680	$658

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$11	$11	$—	$13	$13	$—
With an allowance	—	—	—	1	1	—
Total	$11	$11	$—	$14	$14	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
With no related allowance	$12	$16	$12	$15
With an allowance	—	—	—	1
Total	$12	$16	$12	$16

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of September 30, 2016, and December 31, 2015. For MPF Plus loans, the Bank established an allowance for credit losses totaling de minimis amounts as of September 30, 2016, and December 31, 2015.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of September 30, 2016, and December 31, 2015, and for MPF Plus loans totaling de minimis amounts as of September 30, 2016, and December 31, 2015.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower’s qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $4 as of September 30, 2016, and $3 as of December 31, 2015.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at September 30, 2016, and December 31, 2015.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. The Bank did not have any term Federal funds sold as of September 30, 2016. All investments in Federal funds sold as of December 31, 2015, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Interest-bearing deposits:
Demand and overnight	$178	$124
Total interest-bearing deposits	178	124
Non-interest-bearing deposits	4	3
Total	$182	$127

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2016, and December 31, 2015, are detailed in the following table:

	September 30, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$178	0.01%	$124	0.01%
Non-interest-bearing deposits	4		3
Total	$182		$127

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2016, and December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2016		December 31, 2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$30,374	1.20%	$29,114	1.03%
After 1 year through 2 years	13,853	0.92	11,264	0.91
After 2 years through 3 years	1,471	1.31	5,162	1.28
After 3 years through 4 years	875	1.71	1,430	1.44
After 4 years through 5 years	1,275	1.58	1,740	1.67
After 5 years	2,111	2.36	2,982	2.43
Total par value	49,959	1.20%	51,692	1.14%
Unamortized premiums	14		27
Unamortized discounts	(10)		(17)
Valuation adjustments for hedging activities	56		142
Fair value option valuation adjustments	2		(17)
Total	$50,021		$51,827

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $4,450 at September 30, 2016, and $8,005 at December 31, 2015. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $1,595 at September 30, 2016, and $4,835 at December 31, 2015. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at September 30, 2016, and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Par value of consolidated obligation bonds:
Non-callable	$45,509	$43,687
Callable	4,450	8,005
Total par value	$49,959	$51,692

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2016, and December 31, 2015, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2016	December 31, 2015
Within 1 year	$34,114	$36,469
After 1 year through 2 years	14,218	10,914
After 2 years through 3 years	981	3,282
After 3 years through 4 years	470	455
After 4 years through 5 years	85	395
After 5 years	91	177
Total par value	$49,959	$51,692

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$38,258	0.39%	$27,663	0.25%
Unamortized discounts	(28)		(16)
Total	$38,230		$27,647

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2016, and December 31, 2015, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 –
Consolidated Obligations” in the Bank’s 2015 Form 10-K.

	September 30, 2016	December 31, 2015
Par value of consolidated obligations:
Bonds:
Fixed rate	$20,554	$28,942
Adjustable rate	28,720	20,815
Step-up	355	1,110
Step-down	200	550
Fixed rate that converts to adjustable rate	30	175
Range bonds	100	100
Total bonds, par value	49,959	51,692
Discount notes, par value	38,258	27,663
Total consolidated obligations, par value	$88,217	$79,355

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2016, or December 31, 2015. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended September 30, 2016 and 2015:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2015	$95	$(16)	$(11)	$68
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(1)	(1)
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	(25)			(25)
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	(27)	1	(1)	(27)
Balance, September 30, 2015	$68	$(15)	$(12)	$41

Balance, June 30, 2016	$39	$(12)	$(13)	$14
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Net change in fair value	68			68
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	70	2	(2)	70
Balance, September 30, 2016	$109	$(10)	$(15)	$84

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2016 and 2015:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2014	$88	$(20)	$(12)	$56
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(16)	—		(16)
Net change in fair value	(7)			(7)
Accretion of non-credit-related OTTI loss		5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	3	—		3
Net current period other comprehensive income/(loss)	(20)	5	—	(15)
Balance, September 30, 2015	$68	$(15)	$(12)	$41

Balance, December 31, 2015	$43	$(14)	$(14)	$15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(1)	(1)
Non-credit-related OTTI loss	(12)	—		(12)
Net change in fair value	71			71
Accretion of non-credit-related OTTI loss		4		4
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	7	—		7
Net current period other comprehensive income/(loss)	66	4	(1)	69
Balance, September 30, 2016	$109	$(10)	$(15)	$84

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of September 30, 2016, and December 31, 2015, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Risk-based capital	$2,365	$5,950	$2,684	$5,369
Total regulatory capital	$3,824	$5,950	$3,428	$5,369
Total regulatory capital ratio	4.00%	6.22%	4.00%	6.26%
Leverage capital	$4,781	$8,925	$4,285	$8,054
Leverage ratio	5.00%	9.33%	5.00%	9.40%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $484 outstanding to eight institutions at September 30, 2016, and $488 outstanding to nine institutions at December 31, 2015. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at the beginning of the period	$486	$142	$488	$719
Reclassified from/(to) capital during the period(1)	4	403	56	415
Redemption of mandatorily redeemable capital stock	(1)	(18)	(1)	(52)
Repurchase of excess mandatorily redeemable capital stock	(5)	(13)	(59)	(568)
Balance at the end of the period	$484	$514	$484	$514

(1)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $11 and $33 for the three and nine months ended September 30, 2016, respectively, and in the amount of $7 and $60 for the three and nine months ended September 30, 2015, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2015 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2016, and December 31, 2015.

Contractual Redemption Period	September 30, 2016	December 31, 2015
Within 1 year	$—	$82
After 1 year through 2 years	—	1
After 3 years through 4 years	379	—
After 4 years through 5 years	—	381
Past contractual redemption date because of remaining activity(1)	105	24
Total	$484	$488

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 214% as of September 30, 2016.

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

The following table summarizes the activity related to retained earnings for the three and nine months ended September 30, 2016 and 2015:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Buildup	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, June 30, 2015	$483	$33	$1,800	$337	$2,170	$2,653
Net income	57	(20)	—	9	(11)	46
Cash dividends on capital stock	(72)					(72)
Transfers from restricted retained earnings	150	—	(150)	—	(150)	—
Balance, September 30, 2015	$618	$13	$1,650	$346	$2,009	$2,627

Balance, June 30, 2016	$761	$—	$1,650	$417	$2,067	$2,828
Net income	233	—	—	58	58	291
Cash dividends on capital stock	(52)					(52)
Balance, September 30, 2016	$942	$—	$1,650	$475	$2,125	$3,067

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Buildup	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2014	$294	$35	$1,800	$230	$2,065	$2,359
Net income	487	(22)	—	116	94	581
Cash dividends on capital stock	(313)					(313)
Transfers from restricted retained earnings	150	—	(150)	—	(150)	—
Balance, September 30, 2015	$618	$13	$1,650	$346	$2,009	$2,627

Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628
Net income	478	(10)	—	117	107	585
Cash dividends on capital stock	(146)					(146)
Balance, September 30, 2016	$942	$—	$1,650	$475	$2,125	$3,067

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2016, the Bank’s excess capital stock totaled $383, or 0.40% of total assets.

In the third quarter of 2016, the Bank paid dividends at an annualized rate of 9.17%, totaling $63, including $52 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock. In the third quarter of 2015, the Bank paid dividends at an annualized rate of 10.01%, totaling $79, including $72 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock.

In the first nine months of 2016, the Bank paid dividends at an annualized rate of 8.70%, totaling $179, including $146 in dividends on capital stock and $33 in dividends on mandatorily redeemable capital stock. In the first nine months of 2015, the Bank paid dividends at an annualized rate of 13.30%, totaling $373, of which $145 was related to the special dividend paid in the second quarter of 2015. The total dividends paid included $313 in dividends on capital stock and $60 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 19, 2016, the Bank’s Board of Directors declared a special cash dividend of $100 on the capital stock outstanding during the third quarter of 2016, including $83 in dividends on capital stock and $17 in dividends on mandatorily redeemable capital stock. The Bank recorded the special dividend on October 19, 2016. On October 27, 2016, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2016 at an annualized rate of 8.94%, totaling $66, including $55 in dividends on capital stock and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$11 in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on October 27, 2016. The Bank expects to pay both the special dividend and the quarterly dividend on November 14, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2016.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank repurchased $252, $136 and $275 in excess capital stock in the first, second and third quarters of 2016, respectively, and $750, $847 and $296 in excess capital stock in the first, second and third quarters of 2015, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2016 and 2015, the Bank redeemed $1 amount and $18, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

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

On October 28, 2016, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 15, 2016.

Excess capital stock totaled $383 as of September 30, 2016, which included surplus capital stock of $231. Excess capital stock totaled $402 as of December 31, 2015, which included surplus capital stock of $260.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2015 Form 10-K.

Concentration. JPMorgan Chase Bank, National Association, a nonmember institution, held $400, or 14%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2016, and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$400, or 15% as of December 31, 2015. No other institution held more than 10% of the Bank’s outstanding capital stock as of September 30, 2016, or December 31, 2015.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2016 and 2015.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2016	$42	$84	$126	$(1)	$(7)	$11	$123	$241	$39	$325
September 30, 2015	38	84	122	(3)	(1)	7	119	(33)	34	52
Nine months ended:
September 30, 2016	115	254	369	(5)	(22)	33	363	403	112	654
September 30, 2015	120	267	387	(16)	(14)	60	357	397	102	652

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $24 and $20 for the three months ended September 30, 2016 and 2015; and totaled $76 and $61 for the nine months ended September 30, 2016 and 2015, respectively. The mortgage-related business does not include credit-related OTTI losses of $3 and $4 for the three months ended September 30, 2016 and 2015; $14 and $12 for the nine months ended September 30, 2016 and 2015, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2016, and December 31, 2015.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2016	$77,932	$17,680	$95,612
December 31, 2015	69,047	16,651	85,698

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $14 and $132, at September 30, 2016 and December 31, 2015, respectively.

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

In addition, when certain consolidated obligation bonds for which the Bank has elected the fair value option are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations do not meet the requirements for fair value hedge accounting treatment.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2016, was $39, for which the Bank had posted collateral with a fair value of $36 in the ordinary course of business. If the Bank’s credit rating at September 30, 2016, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver a de minimis amount of additional collateral (at fair value) to its derivative counterparties at September 30, 2016.

The following table summarizes the fair value of derivative instruments including the effect of netting adjustments and cash collateral as of September 30, 2016, and December 31, 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$22,136	$131	$74	$27,110	$192	$71
Total	22,136	131	74	27,110	192	71
Derivatives not designated as hedging instruments:
Interest rate swaps	42,891	39	95	50,444	58	71
Interest rate caps and floors	2,180	1	1	2,230	6	1
Mortgage delivery commitments	21	—	—	5	—	—
Total	45,092	40	96	52,679	64	72
Total derivatives before netting and collateral adjustments	$67,228	171	170	$79,789	256	143
Netting adjustments and cash collateral(1)		(109)	(166)		(212)	(137)
Total derivative assets and total derivative liabilities		$62	$4		$44	$6

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $85 and $57 at September 30, 2016, and December 31, 2015, respectively. Cash collateral received and related accrued interest was $28 and $132 at September 30, 2016, and December 31, 2015, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(1)	$(4)	$(11)
Total net gain/(loss) related to fair value hedge ineffectiveness	—	(1)	(4)	(11)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	21	(31)	(43)	(1)
Interest rate caps and floors	—	—	(6)	(2)
Net settlements	(7)	(1)	(22)	(14)
Mortgage delivery commitments	1	—	2	1
Total net gain/(loss) related to derivatives not designated as hedging instruments	15	(32)	(69)	(16)
Net gain/(loss) on derivatives and hedging activities	$15	$(33)	$(73)	$(27)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016				September 30, 2015
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$44	$(43)	$1	$(13)	$(38)	$38	$—	$(27)
Consolidated obligation bonds	(70)	69	(1)	46	7	(8)	(1)	67
Total	$(26)	$26	$—	$33	$(31)	$30	$(1)	$40

	Nine Months Ended
	September 30, 2016				September 30, 2015
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(23)	$23	$—	$(46)	$(44)	$44	$—	$(82)
Consolidated obligation bonds	(87)	83	(4)	149	(57)	46	(11)	196
Total	$(110)	$106	$(4)	$103	$(101)	$90	$(11)	$114

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2016, and December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$71	$75	$166	$93
Cleared derivatives	100	95	90	50
Total gross recognized amount	171	170	256	143
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(63)	(71)	(149)	(87)
Cleared derivatives	(46)	(95)	(63)	(50)
Total gross amount of netting adjustments and cash collateral	(109)	(166)	(212)	(137)
Total derivative assets and total derivative liabilities
Uncleared derivatives	8	4	17	6
Cleared derivatives	54	—	27	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	62	4	44	6
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	4	—	11	—
Net unsecured amount
Uncleared derivatives	4	4	6	6
Cleared derivatives	54	—	27	—
Total net unsecured amount	$58	$4	$33	$6

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2016, and December 31, 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2016, and December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$35	$35	$35	$—	$—	$—
Interest-bearing deposits	600	600	600	—	—	—
Securities purchased under agreements to resell	12,000	12,000	—	12,000	—	—
Federal funds sold	6,921	6,921	—	6,921	—	—
Trading securities	2,065	2,065	—	2,065	—	—
AFS securities	4,690	4,690	—	—	4,690	—
HTM securities	12,497	12,609	—	11,179	1,430	—
Advances	55,888	55,954	—	55,954	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	677	717	—	717	—	—
Accrued interest receivable	56	56	—	56	—	—
Derivative assets, net(1)	62	62	—	171	—	(109)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	182	182	—	182	—	—
Consolidated obligations:
Bonds	50,021	50,115	—	50,115	—	—
Discount notes	38,230	38,238	—	38,238	—	—
Total consolidated obligations	88,251	88,353	—	88,353	—	—
Mandatorily redeemable capital stock	484	484	484	—	—	—
Accrued interest payable	139	139	—	139	—	—
Derivative liabilities, net(1)	4	4	—	170	—	(166)
Other
Standby letters of credit	24	24	—	24	—	—
Commitments to fund advances(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,637	$1,637	$1,637	$—	$—	$—
Securities purchased under agreements to resell	10,000	10,000	—	10,000	—	—
Federal funds sold	4,626	4,626	—	4,626	—	—
Trading securities	1,433	1,433	—	1,433	—	—
AFS securities	5,414	5,414	—	—	5,414	—
HTM securities	10,802	10,821	—	9,118	1,703	—
Advances	50,919	50,844	—	50,844	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	655	694	—	694	—	—
Accrued interest receivable	56	56	—	56	—	—
Derivative assets, net(1)	44	44	—	256	—	(212)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	127	127	—	127	—	—
Consolidated obligations:
Bonds	51,827	51,773	—	51,773	—	—
Discount notes	27,647	27,640	—	27,640	—	—
Total consolidated obligations	79,474	79,413	—	79,413	—	—
Mandatorily redeemable capital stock	488	488	488	—	—	—
Accrued interest payable	80	80	—	80	—	—
Derivative liabilities, net(1)	6	6	—	143	—	(137)
Other
Standby letters of credit	18	18	—	18	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2016:

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

As of September 30, 2016, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2016, and December 31, 2015, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,057	$—	$—	$2,057
MBS:
Other U.S. obligations – Ginnie Mae	—	8	—	—	8
Total trading securities	—	2,065	—	—	2,065
AFS securities:
PLRMBS	—	—	4,690	—	4,690
Total AFS securities	—	—	4,690	—	4,690
Advances(2)	—	3,796	—	—	3,796
Derivative assets, net: interest rate-related	—	171	—	(109)	62
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$6,032	$4,690	$(109)	$10,624
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,477	$—	$—	$1,477
Derivative liabilities, net: interest rate-related	—	170	—	(166)	4
Total recurring fair value measurements – Liabilities	$—	$1,647	$—	$(166)	$1,481
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$4	$—	$4
Total nonrecurring fair value measurements – Assets	$—	$—	$4	$—	$4

December 31, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,424	$—	$—	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	—	9	—	—	9
Total trading securities	—	1,433	—	—	1,433
AFS securities:
PLRMBS	—	—	5,414	—	5,414
Total AFS securities	—	—	5,414	—	5,414
Advances(2)	—	3,677	—	—	3,677
Derivative assets, net: interest rate-related	—	256	—	(212)	44
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,366	$5,414	$(212)	$10,578
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$4,233	$—	$—	$4,233
Derivative liabilities, net: interest rate-related	—	143	—	(137)	6
Total recurring fair value measurements – Liabilities	$—	$4,376	$—	$(137)	$4,239
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1	$—	$1
Impaired mortgage loans held for portfolio	—	—	5	—	5
Total nonrecurring fair value measurements – Assets	$—	$—	$6	$—	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at September 30, 2016, and December 31, 2015.

(3)	Represents consolidated obligation bonds recorded under the fair value option at September 30, 2016, and December 31, 2015.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2016, and the year ended December 31, 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016, and 2015.

	Three Months Ended
	September 30, 2016	September 30, 2015
Balance, beginning of the period	$4,864	$5,950
Total gain/(loss) realized and unrealized included in:
Interest income	25	20
Net OTTI loss, credit-related	(3)	(4)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	68	(25)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	2	(2)
Settlements	(266)	(283)
Balance, end of the period	$4,690	$5,656
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$22	$16

	Nine Months Ended
	September 30, 2016	September 30, 2015
Balance, beginning of the period	$5,414	$6,371
Total gain/(loss) realized and unrealized included in:
Interest income	77	61
Net OTTI loss, credit-related	(14)	(12)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	71	(7)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(5)	(13)
Settlements	(853)	(748)
Transfers of HTM securities to AFS securities	—	4
Balance, end of the period	$4,690	$5,656
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$63	$49

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,752	$2,925	$4,978	$6,203
New transactions elected for fair value option	227	40	502	600
Maturities and terminations	(165)	(1,485)	(1,592)	(1,331)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(18)	—	19	16
Change in accrued interest	—	(3)	(3)	1
Balance, end of the period	$3,796	$1,477	$3,904	$5,489

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,677	$4,233	$5,137	$6,717
New transactions elected for fair value option	658	490	948	2,405
Maturities and terminations	(584)	(3,265)	(2,180)	(3,664)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	45	23	3	33
Change in accrued interest	—	(4)	(4)	(2)
Balance, end of the period	$3,796	$1,477	$3,904	$5,489

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and nine months ended September 30, 2016 and 2015.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2016, and December 31, 2015:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At September 30, 2016			At December 31, 2015
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,712	$3,796	$84	$3,639	$3,677	$38
Consolidated obligation bonds	1,475	1,477	2	4,250	4,233	(17)

(1)	At September 30, 2016, and December 31, 2015, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $967,728 at September 30, 2016, and $905,202 at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $88,217 at September 30, 2016, and $79,355 at December 31, 2015. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2015 Form 10-K.

Off-balance sheet commitments as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016			December 31, 2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,078	$4,369	$16,447	$9,072	$3,237	$12,309
Commitments to fund additional advances(1)	360	1	361	5	5	10
Commitments to issue consolidated obligation discount notes, par(2)	1,073	—	1,073	300	—	300
Commitments to issue consolidated obligation bonds, par(3)	—	—	—	110	—	110
Commitments to purchase mortgage loans	21	—	21	5	—	5

(1)	At September 30, 2016, and December 31, 2015, none of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)
At September 30, 2016, $550 of the commitments to issue consolidated obligation discount notes were hedged with associated interest rate swaps. At December 31, 2015, none of the commitments to issue consolidated obligation discount notes were hedged with associated interest rate swaps.

(3)
At September 30, 2016, none of the commitments to issue consolidated obligation bonds were hedged with associated interest rate swaps. At December 31, 2015, all of the commitments to issue consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 7 days to 15 years, including a final expiration in 2031. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $24 at September 30, 2016, and $18 at December 31, 2015. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2016, and December 31, 2015.

Commitments to fund advances totaled $361 at September 30, 2016, and $10 at December 31, 2015. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2016, and December 31, 2015.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 45 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

The Bank executes over-the-counter uncleared interest rate exchange agreements with major banks and derivative entities affiliated with broker-dealers and has executed uncleared interest rate exchange agreements in the past with the Bank’s members. The Bank enters into master agreements with netting provisions and into bilateral credit support agreements with all active derivative dealer counterparties. All member counterparty master agreements, excluding those with derivative dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. For cleared derivatives, the clearinghouse is the Bank’s counterparty, and the Bank has clearing agreements with clearing agents that provide for delivery of initial margin to, and exchange of variation margin with, the clearinghouse. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

	September 30, 2016	December 31, 2015
Assets:
Advances	$2,784	$3,297
Mortgage loans held for portfolio	19	24
Accrued interest receivable	4	5
Liabilities:
Deposits	$19	$4
Capital:
Capital Stock	$125	$119

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income:
Advances	$9	$9	26	$27
Mortgage loans held for portfolio	—	—	1	1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2016, and December 31, 2015, no shareholder owned more than 10% of the total voting interests in the Bank because of this statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2015 Form 10-K.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2016 and 2015, the Bank extended overnight loans to other FHLBanks for $205 and $830, respectively. During the nine months ended September 30, 2016 and 2015, the Bank borrowed $1,125 and $4,512, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three and nine months ended September 30, 2016 and 2015, the Bank recorded $1 and a de minimis amount, respectively, in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense. In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and nine months ended September 30, 2016, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income. For the three and nine months ended September 30, 2015, the Bank had no MPF counterparty fee income from the FHLBank of Chicago.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the nine months ended September 30, 2016 and 2015, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 19 — Subsequent Events

On October 19, 2016, the Bank’s Board of Directors declared a special cash dividend of $100 on the capital stock outstanding during the third quarter of 2016, including $83 in dividends on capital stock and $17 in dividends on mandatorily redeemable capital stock. Dividends on mandatorily redeemable capital stock will be reflected as interest expense in the fourth quarter of 2016. The Bank expects to pay the special dividend on November 14, 2016.

In November 2016, the Bank entered into a settlement agreement with a defendant in connection with the Bank’s PLRMBS for the amount of $49 (after netting certain legal fees and expenses).

There were no other material subsequent events identified, subsequent to September 30, 2016, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Quarterly Overview

Net income for the third quarter of 2016 was $291 million, compared with net income of $46 million for the third quarter of 2015. The $245 million increase in net income for the third quarter of 2016 relative to the prior-year period primarily reflected $240 million in gains (after netting certain legal fees and expenses) on settlements relating to the Bank's private-label residential mortgage-backed securities (PLRMBS) litigation.

Net interest income for the third quarter of 2016 was $123 million, up from $119 million for the third quarter of 2015. The increase was primarily due to an increase in earnings from higher average advance balances, partially offset by higher dividends paid on mandatory redeemable capital stock (which are classified as interest expense).

Other income/(loss) for the third quarter of 2016, excluding the gain from litigation settlements, was income of $1 million, compared with a loss of $33 million for the third quarter of 2015. The change in other income/(loss) reflected net fair value gains associated with derivatives, hedged items, and financial instruments carried at fair value of $5 million for the third quarter of 2016, compared with net fair value losses of $30 million for the third quarter of 2015. The change in net fair value gains or losses was primarily due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change in other income/(loss) also reflected a partially offsetting impact of expense of $7 million on derivative instruments used in economic hedges, compared with expense of $1 million for the third quarter of 2015. Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During the first nine months of 2016, total assets increased $9.9 billion, to $95.6 billion at September 30, 2016, from $85.7 billion at December 31, 2015. Advances increased $5.0 billion, or 9.8%, to $55.9 billion at September 30, 2016, from $50.9 billion at December 31, 2015. In addition, investments increased $6.5 billion, to $38.8 billion at September 30, 2016, from $32.3 billion at December 31, 2015, primarily reflecting an increase in securities purchased under agreements to resell and Federal funds sold. These increases were partially offset by a $1.6 billion decrease in cash and due from banks.

Accumulated other comprehensive income increased by $69 million during the first nine months of 2016, to $84 million at September 30, 2016, from $15 million at December 31, 2015, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

On October 19, 2016, the Bank’s Board of Directors declared a special cash dividend of $100 million on the capital stock outstanding during the third quarter of 2016, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock. The Bank recorded the special dividend on October 19, 2016. On October 27, 2016, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2016 at an annualized rate of 8.94%. The quarterly dividend totaled $66 million, including $11 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on October 27, 2016. The Bank expects to pay both the special dividend and the quarterly dividend on November 14, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2016.

As of September 30, 2016, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.2%, exceeding the 4.0% requirement. The Bank had $6.0 billion in permanent capital, exceeding its risk-based capital requirement of $2.4 billion. Total retained earnings as of September 30, 2016, were $3.1 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 15, 2016. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Selected Balance Sheet Items at Quarter End
Total Assets	$95,612	$99,430	$84,739	$85,698	$85,899
Advances	55,888	61,963	49,169	50,919	50,793
Mortgage Loans Held for Portfolio, Net	677	632	632	655	668
Investments(1)	38,773	36,578	34,366	32,275	32,009
Consolidated Obligations:(2)
Bonds	50,021	50,924	57,207	51,827	49,815
Discount Notes	38,230	41,930	21,095	27,647	30,042
Mandatorily Redeemable Capital Stock	484	486	486	488	514
Capital Stock —Class B —Putable	2,399	2,520	2,115	2,253	2,246
Unrestricted Retained Earnings	942	761	760	610	618
Restricted Retained Earnings	2,125	2,067	2,054	2,018	2,009
Accumulated Other Comprehensive Income/(Loss) (AOCI)	84	14	(38)	15	41
Total Capital	5,550	5,362	4,891	4,896	4,914
Selected Operating Results for the Quarter
Net Interest Income	$123	$117	$123	$120	$119
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	1	—
Other Income/(Loss)	241	(9)	171	(9)	(33)
Other Expense	39	37	36	46	34
Affordable Housing Program Assessment	34	8	27	7	6
Net Income/(Loss)	$291	$63	$231	$57	$46
Selected Other Data for the Quarter
Net Interest Margin(3)	0.51%	0.51%	0.58%	0.55%	0.54%
Operating Expenses as a Percent of Average Assets	0.15	0.15	0.16	0.19	0.15
Return on Average Assets	1.20	0.28	1.08	0.26	0.21
Return on Average Equity	21.05	4.98	19.19	4.66	3.47
Annualized Dividend Rate	9.17	8.90	7.99	8.79	10.01
Dividend Payout Ratio(4)	17.99	78.04	19.47	99.15	155.62
Average Equity to Average Assets Ratio	5.71	5.53	5.65	5.54	6.01
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.22	5.87	6.39	6.26	6.27
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2016	$967,728
June 30, 2016	963,810
March 31, 2016	896,827
December 31, 2015	905,202
September 30, 2015	856,511

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2016 and 2015, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2016 Compared to Third Quarter of 2015

Average Balance Sheets

	Three Months Ended
	September 30, 2016			September 30, 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$690	$—	0.43%	$777	$—	0.01%
Securities purchased under agreements to resell	3,702	4	0.39	2,887	1	0.11
Federal funds sold	7,276	7	0.40	6,366	2	0.13
Trading securities:
Mortgage-backed securities (MBS)	8	—	1.96	10	—	1.67
Other investments	1,550	3	0.62	1,940	2	0.22
Available-for-sale (AFS) securities:(1)
MBS(2)	4,677	63	5.39	5,693	65	4.55
Held-to-maturity (HTM) securities:(1)
MBS	10,985	61	2.22	11,405	70	2.43
Other investments	243	1	0.95	287	—	0.53
Mortgage loans held for portfolio	644	7	4.32	669	8	4.87
Advances(3)	65,586	128	0.78	56,693	74	0.52
Loans to other FHLBanks	—	—	—	4	—	0.12
Total interest-earning assets	95,361	274	1.15	86,731	222	1.01
Other assets(4)(5)	913	—		795	—
Total Assets	$96,274	$274		$87,526	$222
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$46,875	$95	0.80%	$49,022	$83	0.67%
Discount notes	42,259	45	0.43	31,408	13	0.17
Deposits and other borrowings	227	—	0.20	1,132	—	0.06
Mandatorily redeemable capital stock	487	11	9.05	257	7	9.92
Borrowings from other FHLBanks	1	—	0.41	—	—	0.11
Total interest-bearing liabilities	89,849	151	0.67	81,819	103	0.50
Other liabilities(4)	925	—		448	—
Total Liabilities	90,774	151		82,267	103
Total Capital	5,500	—		5,259	—
Total Liabilities and Capital	$96,274	$151		$87,526	$103
Net Interest Income		$123			$119
Net Interest Spread(6)			0.48%			0.51%
Net Interest Margin(7)			0.51%			0.54%
Interest-earning Assets/Interest-bearing Liabilities	106.13%			106.00%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $19 million and $18 million in the third quarter of 2016 and 2015, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2016			September 30, 2015
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(13)	$(13)	$—	$(27)	$(27)
Consolidated obligation bonds	1	46	47	1	67	68

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2016 was $123 million, a 3% increase from $119 million in the third quarter of 2015. The following table details the changes in interest income and interest expense for the third quarter of 2016 compared to the third quarter of 2015. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$3	$—	$3
Federal funds sold	5	—	5
Trading securities: Other investments	1	—	1
AFS securities:
MBS	(2)	(13)	11
HTM securities:
MBS	(9)	(3)	(6)
Other investments	1	—	1
Mortgage loans held for portfolio	(1)	—	(1)
Advances(2)	54	13	41
Total interest-earning assets	52	(3)	55
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	12	(4)	16
Discount notes	32	6	26
Mandatorily redeemable capital stock	4	5	(1)
Total interest-bearing liabilities	48	7	41
Net interest income	$4	$(10)	$14

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $3 million of advance prepayment fees in the third quarter of 2016 compared to $1 million in the third quarter of 2015.

The net interest margin was 51 basis points for the third quarter of 2016, 3 basis points lower than the net interest margin for the third quarter of 2015, which was 54 basis points. The net interest spread was 48 basis points for the third quarter of 2016, 3 basis point lower than the net interest spread for the third quarter of 2015, which was 51 basis points. These decreases were primarily due to lower average balances of mortgage-related assets, and higher dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2016 and 2015.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2016	September 30, 2015
Other Income/(Loss):
Total OTTI loss	$(1)	$(6)
Net amount of OTTI loss reclassified to/(from) AOCI	(2)	2
Net OTTI loss, credit-related	(3)	(4)
Net gain/(loss) on trading securities(1)	1	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(18)	3
Net gain/(loss) on derivatives and hedging activities	15	(33)
Gains on litigation settlements, net	240	—
Other	6	2
Total Other Income/(Loss)	$241	$(33)

(1) The net gain/(loss) on trading securities that were economically hedged totaled de minimis amounts for the three months ended September 30, 2016 and September 30, 2015.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2016 and 2015.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2016	September 30, 2015
Advances	$(18)	$19
Consolidated obligation bonds	—	(16)
Total	$(18)	$3

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2016 and 2015.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

	Three Months Ended
(In millions)	September 30, 2016				September 30, 2015
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$29	$(11)	$18	$—	$(36)	$(17)	$(53)
Not elected for fair value option	1	(5)	1	(3)	—	3	—	3
Consolidated obligation bonds:
Elected for fair value option	—	(2)	2	—	—	15	12	27
Not elected for fair value option	(1)	(6)	6	(1)	(1)	(1)	9	7
Consolidated obligation discount notes:
Not elected for fair value option	—	5	(5)	—	—	(13)	(5)	(18)
MBS:
Not elected for fair value option	—	—	—	—	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	—	1	—	1	—	—	—	—
Total	$—	$22	$(7)	$15	$(1)	$(31)	$(1)	$(33)

During the third quarter of 2016, net gains on derivatives and hedging activities totaled $15 million compared to net losses of $33 million in the third quarter of 2015. These amounts included expense of $7 million and expense of $1 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of

2016 and 2015, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the third quarter of 2016, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $240 million.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Average Balance Sheets

	Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$590	$1	0.36%	$669	$—	0.01%
Securities purchased under agreements to resell	3,228	9	0.36	2,312	2	0.10
Federal funds sold	6,705	19	0.38	6,562	6	0.12
Trading securities:
Mortgage-backed securities (MBS)	9	—	1.89	11	—	1.66
Other investments	1,364	6	0.57	2,839	5	0.21
Available-for-sale (AFS) securities:(1)
MBS(2)	4,972	199	5.35	5,930	199	4.50
Held-to-maturity (HTM) securities:(1)
MBS	10,379	186	2.39	12,127	225	2.48
Other investments	259	2	0.86	303	1	0.50
Mortgage loans held for portfolio	637	22	4.63	679	25	4.97
Advances(3)	62,447	351	0.75	50,121	222	0.59
Loans to other FHLBanks	1	—	0.38	3	—	0.10
Total interest-earning assets	90,591	795	1.17	81,556	685	1.12
Other assets(4)(5)	711	—		841	—
Total Assets	$91,302	$795		$82,397	$685
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$52,453	$303	0.77%	$46,291	$239	0.69%
Discount notes	32,119	96	0.40	28,483	29	0.14
Deposits and other borrowings	361	—	0.18	1,078	—	0.05
Mandatorily redeemable capital stock	501	33	8.77	395	60	20.17
Borrowings from other FHLBanks	7	—	0.37	19	—	0.10
Total interest-bearing liabilities	85,441	432	0.68	76,266	328	0.57
Other liabilities(4)	718	—		472	—
Total Liabilities	86,159	432		76,738	328
Total Capital	5,143	—		5,659	—
Total Liabilities and Capital	$91,302	$432		$82,397	$328
Net Interest Income		$363			$357
Net Interest Spread(6)			0.49%			0.55%
Net Interest Margin(7)			0.54%			0.59%
Interest-earning Assets/Interest-bearing Liabilities	106.03%			106.94%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $61 million and $56 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2016			September 30, 2015
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(46)	$(46)	$(1)	$(82)	$(83)
Consolidated obligation bonds	4	149	153	4	196	200

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2016 was $363 million, a 2% increase from $357 million in the first nine months of 2015. The following table details the changes in interest income and interest expense for the first nine months of 2016 compared to first nine months of 2015. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$1	$—	$1
Securities purchased under agreements to resell	7	1	6
Federal funds sold	13	—	13
Trading securities: Other investments	1	(3)	4
AFS securities:
MBS	—	(35)	35
HTM securities:
MBS	(39)	(31)	(8)
Other investments	1	—	1
Mortgage loans held for portfolio	(3)	(1)	(2)
Advances(2)	129	61	68
Total interest-earning assets	110	(8)	118
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	64	34	30
Discount notes	67	4	63
Mandatorily redeemable capital stock	(27)	13	(40)
Total interest-bearing liabilities	104	51	53
Net interest income	$6	$(59)	$65

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $5 million of advance prepayment fees in the first nine months of 2016 compared to $9 million in the first nine months of 2015.

The net interest margin was 54 basis points for the first nine months of 2016, 5 basis points lower than the net interest margin for the first nine months of 2015, which was 59 basis points. The net interest spread was 49 basis points for the first nine months of 2016, 6 basis points lower than the net interest spread for the first nine months of

2015, which was 55 basis points. These decreases were primarily due to lower average balances of mortgage-related assets, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2016 and 2015.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015
Other Income/(Loss):
Total OTTI loss	$(19)	$(25)
Net amount of OTTI loss reclassified to/(from) AOCI	5	13
Net OTTI loss, credit-related	(14)	(12)
Net gain/(loss) on trading securities(1)	3	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	22	(30)
Net gain/(loss) on derivatives and hedging activities	(73)	(27)
Gains on litigation settlements, net	451	459
Other	14	8
Total Other Income/(Loss)	$403	$397

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and a de minimis amount for the nine months ended September 30, 2016 and 2015, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2016 and 2015.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015
Advances	$45	$3
Consolidated obligation bonds	(23)	(33)
Total	$22	$(30)
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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2016 and 2015.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Nine Months Ended
(In millions)	September 30, 2016				September 30, 2015
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(31)	$(35)	$(66)	$—	$(19)	$(58)	$(77)
Not elected for fair value option	—	5	2	7	—	3	—	3
Consolidated obligation bonds:
Elected for fair value option	—	7	13	20	—	21	40	61
Not elected for fair value option	(4)	(8)	20	8	(11)	(7)	28	10
Consolidated obligation discount notes:
Not elected for fair value option	—	(18)	(22)	(40)	—	1	(24)	(23)
MBS:
Not elected for fair value option	—	(4)	—	(4)	—	(2)	—	(2)
Mortgage delivery commitment:
Not elected for fair value option	—	2	—	2	—	1	—	1
Total	$(4)	$(47)	$(22)	$(73)	$(11)	$(2)	$(14)	$(27)

During the first nine months of 2016, net losses on derivatives and hedging activities totaled $73 million compared to net losses of $27 million in the first nine months of 2015. These amounts included expense of $22 million and expense of $14 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2016 and 2015, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first nine months of 2016 and 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $451 million and $459 million, respectively.

Return on Average Equity

Return on average equity (ROE) was 21.05% (annualized) for the third quarter of 2016, compared to 3.47% (annualized) for the third quarter of 2015. This increase primarily reflected $240 million in gains (after netting certain legal fees and expenses) on settlements relating to the Bank's PLRMBS litigation.

ROE was 15.19% (annualized) for the first nine months of 2016, compared to 13.72% (annualized) for the first nine months of 2015. The increase primarily reflected higher net income for the first nine months of 2016, and the decrease in average equity from $5.7 billion for the first nine months of 2015 to $5.1 billion for the first nine months of 2016.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2016, advances maturing within five years totaled $54.2 billion, significantly in excess of the $182 million of member deposits on that date. At December 31, 2015, advances maturing within five years totaled $44.2 billion, also significantly in excess of the $127 million of member deposits on that date. In addition, as of September 30, 2016, and December 31, 2015, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than 5 consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2015 Form 10-K.

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 214% as of September 30, 2016. For more information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank’s 2015 Form 10-K.

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

The Bank did not have any retained earnings related to valuation adjustments at September 30, 2016. Retained earnings related to valuation adjustments totaled $10 million at December 31, 2015.

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

On July 31, 2015, the Board of Directors set the required amount of restricted retained earnings for loss protection and capital compliance at $2.0 billion. Restricted retained earnings available to meet this requirement include amounts related to the Bank’s buildup of retained earnings and to the Joint Capital Enhancement Agreement, but exclude retained earnings related to valuation adjustments. Restricted retained earnings for loss protection and capital compliance were $2.1 billion as of September 30, 2016.

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

Retained earnings related to the JCE Agreement totaled $475 million and $358 million at September 30, 2016, and December 31, 2015, respectively.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2016, the Bank’s excess capital stock totaled $383 million, or 0.40% of total assets.

In the third quarter of 2016, the Bank paid dividends at an annualized rate of 9.17%, totaling $63 million, including $52 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2015, the Bank paid dividends at an annualized rate of 10.01%, totaling $79 million, including $72 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2016, the Bank paid dividends at an annualized rate of 8.70%, totaling $179 million, including $146 million in dividends on capital stock and $33 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2015, the Bank paid dividends at an annualized rate of 13.30%, totaling $373 million, of which $145 million was related to the special dividend. The total dividend paid included $313 million in dividends on capital stock and $60 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 19, 2016, the Bank’s Board of Directors declared a special cash dividend of $100 million on the capital stock outstanding during the third quarter of 2016, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock. The Bank recorded the special dividend on October 19, 2016. On October 27, 2016, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2016 at an annualized rate of 8.94% totaling $66 million, including $55 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on October 27, 2016. The Bank expects to pay both the special dividend and the quarterly dividend on November 14, 2016. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2016.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

Financial Condition

Total assets were $95.6 billion at September 30, 2016, compared to $85.7 billion at December 31, 2015. Advances increased by $5.0 billion, or 10%, to $55.9 billion at September 30, 2016, from $50.9 billion at December 31, 2015. MBS increased by $1.0 billion, or 6%, to $17.0 billion at September 30, 2016, from $16.0 billion at December 31, 2015. Average total assets were $96.3 billion for the third quarter of 2016, a 10% increase compared to $87.5 billion for the third quarter of 2015. Average total assets were $91.3 billion for the first nine months of 2016, an 11% increase compared to $82.4 billion for the first nine months of 2015. Average advances were $65.6 billion for the third quarter of 2016, a 16% increase from $56.7 billion for the third quarter of 2015. Average advances were $62.4 billion for the first nine months of 2016, a 25% increase from $50.1 billion for the first nine months of 2015. Average MBS were $15.7 billion for the third quarter of 2016, an 8% decrease from $17.1 billion for the third quarter of 2015. Average MBS were $15.4 billion for the first nine months of 2016, a 15% decrease from $18.1 billion for the first nine months of 2015

Advances outstanding at September 30, 2016, included unrealized gains of $147 million, of which $63 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $84 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2015, included unrealized gains of $78 million, of which $40 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $38 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2015, to September 30, 2016, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $90.1 billion at September 30, 2016, an increase of $9.3 billion from $80.8 billion at December 31, 2015, primarily reflecting an increase in consolidated obligations outstanding from $79.5 billion at December 31, 2015, to $88.3 billion at September 30, 2016. The increase in consolidated obligations outstanding paralleled the increase in assets during the first nine months of 2016. Average total liabilities were $90.8 billion for the third quarter of 2016, a 10% increase compared to $82.3 billion for the third quarter of 2015. Average total liabilities were $86.2 billion for the first nine months of 2016, a 12% increase compared to $76.7 billion for the first nine months of 2015. Average consolidated obligations were $89.1 billion for the third quarter of 2016 and $80.4 billion for the third quarter of 2015. Average consolidated obligations were $84.6 billion for the first nine months of 2016 and $74.8 billion for the first nine months of 2015.

Consolidated obligations outstanding at September 30, 2016, included unrealized losses of $56 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2015, included unrealized losses of $142 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $17 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2015, to September 30, 2016, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $967.7 billion at September 30, 2016, and $905.2 billion at December 31, 2015.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of September 30, 2016, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $8.9 billion to $77.9 billion (82% of total assets) at September 30, 2016, from $69.0 billion (81% of total assets) at December 31, 2015.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $42 million in the third quarter of 2016, an increase of $4 million, or 11%, compared with $38 million in the third quarter of 2015. In the first nine months of 2016, adjusted net interest income for this segment was $115 million, a decrease of $5 million, or 4%, compared to $120 million in the first nine months of 2015. The increase in adjusted net interest income for the third quarter of 2016 was primarily due to an increase in earnings on higher advances balances and advance prepayment fees. The decrease for the first nine months of 2016 was primarily due to a decline in spreads on advances-related assets and lower earnings from advance prepayment fees, partially offset by an increase in earnings because of higher advance balances.

Adjusted net interest income for this segment represented 33% and 31% of total adjusted net interest income for the third quarter of 2016 and 2015, and 31% of total adjusted net interest income for the first nine months of both 2016 and 2015, respectively.

Members and nonmember borrowers prepaid $896 million of advances in the third quarter of 2016 compared to $272 million in the third quarter of 2015. Interest income was increased by net prepayment fees of $3 million in the third quarter of 2016 and $1 million in the third quarter of 2015. Members and nonmember borrowers prepaid $2.8 billion of advances in the first nine months of 2016 compared to $1.5 billion in the first nine months of 2015. Interest income was increased by net prepayment fees of $5 million in the first nine months of 2016 and $9 million in the first nine months of 2015.

Advances – The par value of advances outstanding increased by $4.9 billion, or 10%, to $55.7 billion at September 30, 2016, from $50.8 billion at December 31, 2015. Average advances outstanding were $65.6 billion in the third quarter of 2016, a 16% increase from $56.7 billion in the third quarter of 2015. Average advances outstanding were $62.4 billion in the first nine months of 2016, a 25% increase from $50.1 billion in the first nine months of 2015.

As of September 30, 2016, advances outstanding to the Bank’s top five borrowers and their affiliates increased by $1.6 billion, and advances outstanding to the Bank’s other borrowers increased by $3.3 billion. Advances to the top five borrowers increased to $33.3 billion at September 30, 2016, from $31.7 billion at December 31, 2015. (See “Item 1. Financial Statements – Note 7 – Advances– Credit and Concentration Risk” and “Item 1. Financial Statements – Note 13 – Capital – Concentration” for further information.) The top five borrowers included JPMorgan Chase Bank, National Association, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of September 30, 2016, and as of December 31, 2015.

The $4.9 billion increase in advances outstanding primarily reflected a $7.2 billion increase in fixed rate advances and by a $0.3 billion increase in adjustable rate advances, partially offset a $2.6 billion decrease in variable rate advances.

The components of the advances portfolio at September 30, 2016, and December 31, 2015, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2016		December 31, 2015
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$5,967	11%	$5,912	12%
Adjustable – LIBOR, callable at borrower’s option	15,396	28	15,150	30
Adjustable – LIBOR, with caps and/or floors	—	—	50	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	30	—
Adjustable – Other Indices	1	—	2	—
Subtotal adjustable rate advances	21,394	39	21,144	42
Fixed	25,810	46	18,674	37
Fixed – amortizing	217	—	231	—
Fixed – with PPS(1)	3,018	6	2,859	5
Fixed – with caps and PPS(1)	375	1	275	1
Fixed – callable at borrower’s option	2	—	4	—
Fixed – callable at borrower’s option with PPS(1)	153	—	271	1
Fixed – putable at Bank’s option	50	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	29,700	53	22,454	44
Daily variable rate	4,647	8	7,243	14
Total par value	$55,741	100%	$50,841	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $21.8 billion and $16.3 billion as of September 30, 2016, and December 31, 2015, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of Federal funds sold, short-term securities purchased under agreements to resell, and agency securities.

Cash and Due from Banks – Cash and due from banks was $35 million at September 30, 2016, a $1.6 billion decrease compared to December 31, 2015. Cash and due from banks declined due to the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $72.4 billion at September 30, 2016, from $64.2 billion at December 31, 2015. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $61.5 billion, of which $15.0 billion were hedging advances, $45.7 billion were hedging consolidated obligations, and $0.8 billion were economically hedging trading securities. At December 31, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.6 billion, of which $17.4 billion were hedging advances, $54.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

As of September 30, 2016, rates on 3-month U.S. Treasury bills and 3-month LIBOR increased, while rates on 2-year and 5-year U.S. Treasury notes decreased compared with December 31, 2015.

Selected Market Interest Rates

Market Instrument	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
Federal Reserve target range for overnight Federal funds	0.25-0.50%	0.25-0.50%	0-0.25%	0-0.25%
3-month Treasury bill	0.27	0.16	0.00	0.03
3-month LIBOR	0.85	0.61	0.33	0.26
2-year Treasury note	0.76	1.05	0.63	0.67
5-year Treasury note	1.15	1.76	1.36	1.65

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first nine months of 2016 and 2015. The average issuance cost of consolidated obligation bonds relative to LIBOR was more expensive in the first nine months of 2016 compared to the same period in 2015, while the average cost of consolidated obligation discount notes improved over the same period.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2016	September 30, 2015
Consolidated obligation bonds	–10.5	–13.1
Consolidated obligation discount notes (one month and greater)	–28.3	–16.1

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

At September 30, 2016, assets associated with this segment were $17.7 billion (18% of total assets), an increase of $1.0 billion from $16.7 billion at December 31, 2015 (19% of total assets).

Adjusted net interest income for this segment was $84 million in the third quarter of 2016, the same as $84 million in the third quarter of 2015. In the first nine months of 2016, adjusted net interest income for this segment was $254 million, decrease of $13 million, or 5%, from $267 million in the first nine months of 2015. The decreases in adjusted net interest income for the third quarter of 2016 and for the first nine months of 2016 were primarily due to lower average balances of MBS investments and mortgage loans, partially offset by an increase in accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS, resulting from improvement in expected cash flows and higher spreads on mortgage-related assets.

Adjusted net interest income for this segment represented 67% and 69% of total adjusted net interest income for the third quarter of 2016 and 2015, and 69% of total adjusted net interest income for the first nine months of both 2016 and 2015, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.0 billion at September 30, 2016, compared with $16.0 billion at December 31, 2015. During the first nine months of 2016, the Bank’s MBS portfolio increased primarily because of $3.8 billion in new MBS investments, including $0.4 billion in MBS investments that were traded but not yet settled, partially offset by principal repayments totaling $2.9 billion. In the third quarter of 2016, average MBS investments were $15.7 billion, a decrease of $1.4 billion from $17.1 billion in the third quarter of 2015. Average MBS investments were $15.4 billion in the first nine months of 2016, a decrease of $2.7 billion from $18.1 billion in the first nine months of 2015. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

As of September 30, 2016, the Bank had approved 16 members as participating financial institutions since renewing its participation in the MPF Program in 2013. The Bank purchased $150 million in eligible loans under the MPF Original product during the first nine months of 2016.

Mortgage loan balances increased to $677 million at September 30, 2016, from $655 million at December 31, 2015, an increase of $22 million. Average mortgage loans were $644 million in the third quarter of 2016, a decrease of $25 million from $669 million in the third quarter of 2015. Average mortgage loans were $637 million in the first nine months of 2016, a decrease of $42 million from $679 million in the first nine months of 2015.

At September 30, 2016, and December 31, 2015, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” in the Bank’s 2015 Form 10-K. Mortgage loan balances at September 30, 2016, and December 31, 2015, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2016	December 31, 2015
MPF Plus	$383	$486
MPF Original	286	167
Subtotal	669	653
Unamortized premiums	13	10
Unamortized discounts	(5)	(8)
Mortgage loans held for portfolio	677	655
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$677	$655

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.0 billion to $17.7 billion at September 30, 2016, from $16.7 billion at December 31, 2015, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.7 billion at September 30, 2016, of which $3.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.2 billion at December 31, 2015, of which $5.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2016, and December 31, 2015.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2016	December 31, 2015
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$9,810	$10,758
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,207	672
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	316	2,365
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,681	3,557
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	30	80
Subtotal Economic Hedges(1)			5,235	6,675
Total			15,045	17,433
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	12,151	15,857
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	6,748	2,034
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	590	1,915
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	100	100
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,000	14,986
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	170
Subtotal Economic Hedges(1)			10,438	19,205
Total			22,589	35,062

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2016	December 31, 2015
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	175	495
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	635	2,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	785	2,270
Subtotal Economic Hedges(1)			1,420	4,340
Total			1,595	4,835
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,445	1,355
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	23,469	17,572
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	150	720
Total			25,064	19,647
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	525
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			2,900	2,675
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	14	132
Total			14	132
Stand-Alone Derivatives
Mortgage delivery commitments	To offset the fair value risk associated with fixed rate mortgage purchase commitments.	N/A	21	5
Total			21	5
Total Notional Amount			$67,228	$79,789

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2016, and December 31, 2015.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$9,810	$(63)	$63	$—	$—
Non-callable bonds	12,151	54	(56)	—	(2)
Callable bonds	175	1	—	—	1
Subtotal	22,136	(8)	7	—	(1)
Not qualifying for hedge accounting (economic hedges):
Advances	5,235	(62)	—	76	14
Non-callable bonds	10,438	3	—	(2)	1
Callable bonds	1,420	(1)	—	1	—
Discount notes	25,064	(12)	—	—	(12)
FFCB bonds	750	—	—	—	—
MBS	2,150	1	—	—	1
Mortgage delivery commitments	21	—	—	—	—
Offsetting derivatives	14	—	—	—	—
Subtotal	45,092	(71)	—	75	4
Total excluding accrued interest	67,228	(79)	7	75	3
Accrued interest	—	80	(87)	6	(1)
Total	$67,228	$1	$(80)	$81	$2

December 31, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,758	$(40)	$39	$—	$(1)
Non-callable bonds	15,857	140	(140)	—	—
Callable bonds	495	2	1	—	3
Subtotal	27,110	102	(100)	—	2
Not qualifying for hedge accounting (economic hedges):
Advances	6,675	(38)	—	31	(7)
Non-callable bonds	19,205	16	—	(2)	14
Callable bonds	4,340	(14)	—	25	11
Discount notes	19,647	6	—	—	6
FFCB bonds	525	—	—	—	—
MBS	2,150	6	—	—	6
Mortgage delivery commitments	5	—	—	—	—
Offsetting derivatives	132	—	—	—	—
Subtotal	52,679	(24)	—	54	30
Total excluding accrued interest	79,789	78	(100)	54	32
Accrued interest	—	35	(28)	2	9
Total	$79,789	$113	$(128)	$56	$41

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2016, and December 31, 2015.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2016			December 31, 2015
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$12,295	18%	At least BBB	$22,921	29%
Subtotal uncleared		12,295	18		22,921	29
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	17,695	26	A	46,086	58
Morgan Stanley & Co. LLC	A	32,525	49	A	2,055	2
Deutsche Bank Securities Inc.	BBB	4,692	7	BBB	8,722	11
Subtotal cleared		54,912	82		56,863	71
Total(3)		$67,207	100%		$79,784	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody's) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Incorporated, and Morgan Stanley & Co. LLC are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Total notional amount at September 30, 2016, and December 31, 2015, does not include $21 million and $5 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following September 30, 2016, and December 31, 2015.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of September 30, 2016	As of December 31, 2015
(In millions)	5 Business Days	5 Business Days
Obligations due:
Commitments for new advances	$350	$—
Commitments to purchase investments	250	250
Demand deposits	209	1,107
Discount note and bond maturities and expected exercises of bond call options	5,385	3,165
Subtotal obligations due	6,194	4,522
Sources of available funds:
Maturing investments	19,607	15,807
Available cash	32	1,634
Proceeds from scheduled settlements of discount notes and bonds	1,073	300
Maturing advances and scheduled prepayments	6,053	6,943
Subtotal sources of available funds	26,765	24,684
Net funds available	$20,571	$20,162

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2016, and December 31, 2015. The Bank’s risk-based capital requirement decreased to $2.4 billion at September 30, 2016, from $2.7 billion at December 31, 2015.

Regulatory Capital Requirements

	September 30, 2016		December 31, 2015
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,365	$5,950	$2,684	$5,369
Total regulatory capital	3,824	5,950	3,428	5,369
Total regulatory capital ratio	4.00%	6.22%	4.00%	6.26%
Leverage capital	$4,781	$8,925	$4,285	$8,054
Leverage ratio	5.00%	9.33%	5.00%	9.40%

The Bank repurchased $663 million in excess capital stock during the first nine months of 2016. As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

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

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 15, 2016.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	268	155	$63,356	$185,440	34%
4-6	61	26	8,760	21,415	41
7-10	3	2	17	50	34
Subtotal	332	183	72,133	206,905	35
CDFIs	6	3	68	80	85
Housing associates	2	—	$—	$—	—
Total	340	186	$72,201	$206,985	35%

December 31, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	158	$59,898	$180,851	33%
4-6	61	26	3,138	14,287	22
7-10	6	4	32	89	36
Subtotal	340	188	63,068	195,227	32
CDFIs	7	3	90	96	94
Total	347	191	$63,158	$195,323	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$98	$103
11% – 25%	7	3,608	4,306
26% – 50%	26	31,397	50,964
More than 50%	148	37,098	151,612
Total	186	$72,201	$206,985

December 31, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$3,200	$3,407
11% – 25%	5	1,054	1,289
26% – 50%	21	29,265	46,966
More than 50%	158	29,639	143,661
Total	191	$63,158	$195,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2016, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2016, and December 31, 2015.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2016		December 31, 2015
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$789	$786	$1,538	$1,489
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,117	3,065	3,567	3,478
Agency pools and collateralized mortgage obligations	8,407	8,211	6,765	6,516
PLRMBS – publicly registered investment-grade-rated senior tranches	1	—	1	1
PLRMBS – private placement investment-grade-rated senior trances	100	76	—	—
Total	$12,414	$12,138	$11,871	$11,484

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

As of September 30, 2016, of the loan collateral pledged to the Bank, 29% was pledged by 27 institutions by specific identification, 48% was pledged by 127 institutions under a blanket lien with detailed reporting, and 23% was pledged by 123 institutions under a blanket lien with summary reporting.

As of September 30, 2016, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2016, and December 31, 2015.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2016		December 31, 2015
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$130,899	$113,995	$116,745	$100,667
Second lien residential mortgage loans and home equity lines of credit	25,468	15,049	25,543	14,328
Multifamily mortgage loans	22,710	18,755	22,716	18,971
Commercial mortgage loans	58,605	42,058	59,347	43,405
Loan participations(1)	5,431	4,312	7,155	5,710
Small business, small farm, and small agribusiness loans	2,668	677	3,063	756
Other	2	1	3	2
Total	$245,783	$194,847	$234,572	$183,839

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2016, and December 31, 2015, the unpaid principal balance of these loans totaled $10 billion and $13 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or comparable Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
September 30, 2016
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$238	$—	$—	$—	$238
GSEs:
FFCB bonds	—	2,057	—	—	—	—	2,057
Total non-MBS	—	2,057	238	—	—	—	2,295
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	1,029	—	—	—	—	1,029
GSEs – single-family:
Freddie Mac	—	3,045	—	—	—	—	3,045
Fannie Mae(2)	—	5,445	11	—	8	—	5,464
Subtotal	—	8,490	11	—	8	—	8,509
GSEs – multifamily:
Freddie Mac	—	797	—	—	—	—	797
Fannie Mae	—	701	—	—	—	—	701
Subtotal	—	1,498	—	—	—	—	1,498
Total GSEs	—	9,988	11	—	8	—	10,007
PLRMBS:
Prime	—	1	1	317	880	2	1,201
Alt-A, option ARM	—	—	—	—	912	—	912
Alt-A, other	6	20	18	132	3,629	3	3,808
Total PLRMBS	6	21	19	449	5,421	5	5,921
Total MBS	6	11,038	30	449	5,429	5	16,957
Total securities	6	13,095	268	449	5,429	5	19,252
Interest-bearing deposits	—	—	600	—	—	—	600
Securities purchased under agreements to resell	—	12,000	—	—	—	—	12,000
Federal funds sold(3)	—	1,973	4,948	—	—	—	6,921
Total investments	$6	$27,068	$5,816	$449	$5,429	$5	$38,773

(In millions)
December 31, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$275	$—	$—	$—	$275
GSEs:
FFCB bonds	—	1,424	—	—	—	—	1,424
Total non-MBS	—	1,424	275	—	—	—	1,699
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	1,236	—	—	—	—	1,236
GSEs – single-family:
Freddie Mac	—	3,677	—	—	—	—	3,677
Fannie Mae(2)	—	4,112	15	—	9	—	4,136
Total GSEs	—	7,789	15	—	9	—	7,813
PLRMBS:
Prime	—	—	2	368	1,044	2	1,416
Alt-A, option ARM	—	—	—	—	980	—	980
Alt-A, other	8	10	44	151	4,288	4	4,505
Total PLRMBS	8	10	46	519	6,312	6	6,901
Total MBS	8	9,035	61	519	6,321	6	15,950
Total securities	8	10,459	336	519	6,321	6	17,649
Securities purchased under agreements to resell	—	10,000	—	—	—	—	10,000
Federal funds sold	—	2,992	1,588	46	—	—	4,626
Total investments	$8	$23,451	$1,924	$565	$6,321	$6	$32,275

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated BB by Moody's because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)	Includes $90 million at September 30, 2016, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit to the same single counterparty for overnight sales of Federal funds, even if subject to a continuing contract. However, an FHLBank’s total unsecured credit to a single counterparty (total term plus additional overnight Federal funds unsecured credit) may not exceed twice the regulatory limit for term exposures (2% to 30% of the lesser of the FHLBank’s total regulatory capital or the counterparty’s Tier 1 capital, based on the counterparty’s overall credit rating). In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

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

As of September 30, 2016, the Bank’s unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold, which represented 85% of the Bank’s total unsecured investment credit exposure in Federal funds sold and interest-bearing deposits.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2016, 26% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2016
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$90	$800	$890
U.S. subsidiaries of foreign commercial banks	—	250	250
Total domestic and U.S. subsidiaries of foreign commercial banks	90	1,050	1,140
U.S. branches and agency offices of foreign commercial banks:
Australia	1,033	—	1,033
Canada	—	2,064	2,064
Finland	850	—	850
France	—	100	100
Japan	—	688	688
Netherlands	—	688	688
Sweden	—	300	300
United Kingdom	—	658	658
Total U.S. branches and agency offices of foreign commercial banks	1,883	4,498	6,381
Total unsecured credit exposure	$1,973	$5,548	$7,521

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2016.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2016. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $90 million at September 30, 2016, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

As of September 30, 2016, all of the Bank’s unsecured investment had overnight maturities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are mortgage revenue bonds (federally taxable), are collateralized by pools of first lien residential mortgage loans, and are credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2016, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2016, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At September 30, 2016, the Bank’s MBS portfolio was 283% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At September 30, 2016, PLRMBS representing 28% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2016, the Bank’s investment in MBS had gross unrealized losses totaling $188 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2016, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2016, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 1.0% to an increase of 10.0% over the 12-month period beginning July 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2016:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	13	351	(3)	19	480	(6)
Total	13	$351	$(3)	19	$480	$(6)

(1)	Amounts are for the three months ended September 30, 2016.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2016
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$139	$—	$139
2007	—	—	—	—	351	—	351
2006	—	—	—	—	42	—	42
2005	—	—	—	17	45	—	62
2004 and earlier	—	1	1	298	375	2	677
Total Prime	—	1	1	315	952	2	1,271
Alt-A, option ARM
2007	—	—	—	—	846	—	846
2006	—	—	—	—	152	—	152
2005	—	—	—	—	173	—	173
Total Alt-A, option ARM	—	—	—	—	1,171	—	1,171
Alt-A, other
2008	—	—	—	—	100	—	100
2007	—	—	—	—	1,214	—	1,214
2006	—	3	—	—	496	—	499
2005	—	6	—	—	1,962	—	1,968
2004 and earlier	6	11	17	132	393	3	562
Total Alt-A, other	6	20	17	132	4,165	3	4,343
Total par value	$6	$21	$18	$447	$6,288	$5	$6,785

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2016
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$130	$130
2007	—	—	305	305
2006	—	—	18	18
2005	—	—	20	20
2004 and earlier	—	—	46	46
Total Prime	—	—	519	519
Alt-A, option ARM
2007	—	—	846	846
2006	—	—	152	152
2005	—	—	173	173
Total Alt-A, option ARM	—	—	1,171	1,171
Alt-A, other
2008	—	—	100	100
2007	—	—	1,178	1,178
2006	3	—	496	499
2005	—	—	1,959	1,959
2004 and earlier	5	18	191	214
Total Alt-A, other	8	18	3,924	3,950
Total par value	$8	$18	$5,614	$5,640

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2016
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$121	$(1)	$128	$—	$—	$—	12.39%	30.00%	11.93%
2007	290	(5)	291	(2)	—	(2)	12.42	22.53	2.76
2006	36	—	38	—	—	—	14.62	12.65	3.97
2005	60	(1)	61	—	—	—	9.94	11.94	15.14
2004 and earlier	676	(16)	661	—	—	—	6.29	4.45	13.12
Total Prime	1,183	(23)	1,179	(2)	—	(2)	9.11	12.88	9.92
Alt-A, option ARM
2007	699	(29)	693	(6)	6	—	21.20	44.19	14.42
2006	110	(7)	121	—	—	—	18.61	44.91	4.67
2005	69	(3)	98	—	—	—	16.31	22.80	6.11
Total Alt-A, option ARM	878	(39)	912	(6)	6	—	20.14	41.13	11.93
Alt-A, other
2008	97	(5)	92	—	—	—	8.74	31.80	22.39
2007	1,044	(39)	1,047	(5)	(1)	(6)	17.27	26.98	10.82
2006	355	—	413	—	—	—	18.98	18.43	0.84
2005	1,709	(61)	1,707	(6)	—	(6)	13.26	14.34	5.16
2004 and earlier	556	(15)	550	—	—	—	10.02	8.15	18.20
Total Alt-A, other	3,761	(120)	3,809	(11)	(1)	(12)	14.52	17.95	8.33
Total	$5,822	$(182)	$5,900	$(19)	$5	$(14)	14.47%	21.00%	9.25%

(1)	Amounts are for the nine months ended September 30, 2016.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $721 million, $471 million, and $2.0 billion, respectively, at September 30, 2016, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $722 million, $409 million, and $1.9 billion, respectively, at September 30, 2016.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2016.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2016
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.2	10.2	30.9	16.3
2007	11.5	3.9	23.9	9.4
2006	12.0	4.4	23.0	8.5
2005	19.3	4.0	22.3	12.2
2004 and earlier	19.8	3.2	21.3	12.2
Total Prime	17.9	5.0	23.9	13.0
Alt-A, option ARM
2007	7.5	29.0	40.1	14.4
2006	6.9	31.6	38.6	5.0
2005	7.9	20.3	36.0	6.1
Total Alt-A, option ARM	7.5	28.1	39.3	12.0
Alt-A, other
2007	12.5	21.2	37.2	6.0
2006	11.5	20.4	39.5	8.2
2005	14.8	13.9	36.1	5.4
2004 and earlier	17.1	10.6	31.3	18.5
Total Alt-A, other	14.0	16.5	36.3	7.8
Total	13.4	16.8	35.1	9.3

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Prime
2008	92.11%	91.75%	91.96%	92.09%	93.00%
2007	82.68	82.33	82.24	82.96	83.03
2006	91.84	90.80	91.38	91.36	92.03
2005	98.37	97.38	96.44	97.28	97.61
2004 and earlier	97.75	97.00	96.91	97.7	97.74
Weighted average of all Prime	92.80	92.23	92.24	92.96	93.21
Alt-A, option ARM
2007	81.85	79.63	79.34	80.96	81.13
2006	80.08	76.13	74.29	76.70	77.49
2005	56.73	55.40	58.04	58.93	59.24
Weighted average of all Alt-A, option ARM	77.92	75.58	75.65	77.17	77.37
Alt-A, other
2008	91.83	90.36	89.44	88.74	88.74
2007	86.23	85.60	85.12	85.54	85.94
2006	82.78	81.25	83.70	84.18	84.23
2005	86.71	85.96	86.77	87.65	88.09
2004 and earlier	97.90	97.07	97.07	97.87	97.98
Weighted average of all Alt-A, other	87.69	86.86	87.36	88.02	88.36
Weighted average of all PLRMBS	86.96%	85.96%	86.36%	87.21%	87.54%

The Bank determined that, as of September 30, 2016, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2016, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2016. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2016.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2016.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	4,796	35	(28)	(4)	3
Cleared derivatives(2)	37,217	36	4	—	40
Liability positions with credit exposure:
Uncleared derivatives
AA	97	(2)	2	—	—
A	3,483	(20)	21	—	1
BBB	1,803	(2)	3	—	1
Cleared derivatives(2)	17,695	(32)	45	—	13
Total derivative positions with credit exposure to nonmember counterparties	65,091	15	47	(4)	58
Member institutions(3)	21	—	—	—	—
Total	65,112	$15	$47	$(4)	$58
Derivative positions without credit exposure	2,116
Total notional	$67,228

December 31, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,858	$89	$(84)	$—	$5
Cleared derivatives(2)	8,722	47	(39)	—	8
Liability positions with credit exposure:
Uncleared derivatives
AA	777	(1)	1	—	—
A	3,951	(12)	13	—	1
BBB	25	(1)	1	—	—
Cleared derivatives(2)	48,141	(7)	26	—	19
Total derivative positions with credit exposure to nonmember counterparties	66,474	115	(82)	—	33
Member institutions(3)	5	—	—	—	—
Total	66,479	$115	$(82)	$—	$33
Derivative positions without credit exposure	13,310
Total notional	$79,789

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Member institutions include mortgage delivery commitments with members.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2016 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2015 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the “Bank Act”) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Comments are due on the proposed rule by November 28, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.
Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.
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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $967.7 billion at September 30, 2016, and $905.2 billion at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $88.2 billion at September 30, 2016, and $79.4 billion at December 31, 2015. The Bank had committed to the issuance of $1.1 billion and $410 million in consolidated obligations at September 30, 2016, and December 31, 2015, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2016, the Bank had $361 million in advance commitments and $16.4 billion in standby letters of credit outstanding. At December 31, 2015, the Bank had $10 million in advance commitments and $12.3 billion in standby letters of credit outstanding.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of September 30, 2016.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2016	December 31, 2015
+200 basis-point change above current rates	–3.8%	–5.0%
+100 basis-point change above current rates	–1.9	–2.3
–100 basis-point change below current rates(2)	+3.8	+2.8
–200 basis-point change below current rates(2)	+7.5	+9.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2016, show lower adverse sensitivity in rising rate scenarios and lower favorable sensitivity in the declining 200-basis-point rate change scenario compared to the estimates as of December 31, 2015. The primary factor contributing to the change in the sensitivity profile is the impact associated with lower intermediate- and long-term interest rates. LIBOR interest rates as of September 30, 2016, were 9 basis points higher for the 1-year term, 55 basis points lower for the 5-year term, and 73 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 214% as of September 30, 2016.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 14 basis points, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at September 30, 2016, and one month at December 31, 2015.

Total Bank Duration Gap Analysis

	September 30, 2016		December 31, 2015
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$95,612	5	$85,698	7
Liabilities	90,062	4	80,802	6
Net	$5,550	1	$4,896	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2016, and December 31, 2015.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2016	December 31, 2015
+200 basis-point change	–1.7%	–3.0%
+100 basis-point change	–0.9	–1.4
–100 basis-point change(2)	+2.1	+2.0
–200 basis-point change(2)	+3.5	+4.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2016, show lower adverse sensitivity in rising rate scenarios and lower favorable sensitivity in the declining 200-basis-point rate change scenario compared to the estimates as of December 31, 2015. The primary factor contributing to the change in the sensitivity profile is the impact associated with lower intermediate- and long-term interest rates. LIBOR interest rates as of September 30, 2016, were 9 basis points higher for the 1-year term, 55 basis points lower for the 5-year term, and 73 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In July 2016, the Bank entered into a settlement agreement with certain defendants in connection with the Bank’s PLRMBS litigation for the amount of $236 million (after netting certain legal fees and expenses) and in November 2016, the Bank entered into a settlement agreement with another defendant for the amount of $49 million (after netting certain legal fees and expenses). The Bank’s litigation continues against various dealers and underwriters. For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II. Item 1. Legal Proceedings” in the Bank’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

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

The current defendants in the second complaint are: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $614 million and Deutsche Bank Securities Inc. (Deutsche) involving a certificate sold by Deutsche to the Bank in an amount paid of approximately $461 million.

The San Francisco Superior Court has scheduled trials for the remaining claims in early 2017.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended

10.2	Board Resolution for 2017 Board of Directors Compensation and Expense Reimbursement Policy

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2016, and December 31, 2015; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Statements of Capital Accounts for the Nine Months Ended September 30, 2016 and 2015; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)