Form 10-K
period 2016-12-31
Federal Home Loan Bank of San Francisco
filed 2017-03-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,006 million. At February 28, 2017, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 28,684,786.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2016 Annual Report on Form 10-K

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

Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $6 million to over $176 billion in assets.

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

As of December 31, 2016, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	175	$1,345	90	$28,215
Savings institutions	11	188	6	962
Credit unions	127	792	40	5,417
Industrial loan companies	3	2	3	48
Insurance companies	9	39	3	223
Community development financial institutions	6	4	3	60
Total member institutions	331	2,370	145	34,925
Housing associates eligible to borrow	2	—	1	10
Other nonmember institutions(1)	6	457	5	14,922
Total	339	$2,827	151	$49,857

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

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks’ Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AA+/A-1+ by S&P Global Ratings (S&P) and because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

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

We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times capital. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk.

Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Throughout 2016, the Bank continued to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock. Additional information regarding the Bank’s dividends and the repurchase of excess capital stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”

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

All advances must be fully collateralized. To secure advances, borrowers may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a type of collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2016 was $1,128 million.

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

We regularly review and adjust our lending parameters in light of changing market conditions, both negative and positive, and periodically adjust the maximum borrowing capacity of certain collateral types. When necessary, we require additional collateral to fully secure advances.

Based on the collateral pledged as security for advances, our credit analyses of our borrowers' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank in 2016. We have never experienced any credit losses on advances.

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

We may invest in short-term unsecured interest-bearing deposits, Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury resale agreements. Our investments also include bonds issued by the Federal Farm Credit Banks, all of which are rated Aaa by Moody’s and AA+ by S&P. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

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

The Bank has approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. The MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. The MPF Government product also allows us to offer members a new mechanism to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded $956 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 125,000 affordable homes.

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

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide early-stage funding for targeted economic development projects and non-AHP-eligible affordable housing initiatives that create or preserve jobs, facilitate improvements to public or private infrastructure, or deliver social services, training or education programs, or other services and programs that benefit lower-income neighborhoods. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2016, the Bank awarded $1.5 million in AHEAD Program grants.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and

Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2016, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2016, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2016, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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

Segment Information

We use an analysis of the Bank’s financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-

related OTTI charges on our PLRMBS or other expenses and assessments, is not included in the segment reporting analysis, but is incorporated into our overall assessment of financial performance.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements, also known as derivatives, as part of our risk management and funding strategies to reduce funding costs and interest rate risk inherent in the ordinary course of business. The types of derivatives we may use include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap and floor agreements.

The regulations governing the operations of the FHLBanks and the Bank's Risk Management Policy establish guidelines for our use of derivatives. These regulations and guidelines prohibit trading in derivatives for profit and any other speculative purposes and limit the amount of credit risk allowable from derivative counterparties.

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

We measure the Bank’s market risk at the enterprise level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures. The Bank’s low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

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

Dividends and Retained Earnings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock.

As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Framework from time to time. In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include the Bank’s dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%, which is intended to be considered by the Bank’s Board of Directors beginning with the Bank’s second quarter 2017 dividend recommendation. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends.

In accordance with the Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2016, advances maturing within five years totaled $48.4 billion, significantly in excess of the $169 million of member deposits on that date. In addition, as of December 31, 2016, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”

Restricted Retained Earnings – In accordance with the Framework, the Bank retains in restricted retained earnings the following:

•	cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments;

•
amounts related to loss protection and capital compliance, including amounts intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank’s capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income, and amounts required to maintain capital compliance, including compliance with the FHLBank’s Joint Capital Enhancement Agreement. This restricted retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Additional information about our capital, including dividends and retained earnings, is provided in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

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

By letter dated December 14, 2016, the Director of the Finance Agency notified the Bank that, based on September 30, 2016, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

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

Finance Agency regulations require that the Bank’s strategic business plan describe how our business activities will achieve our mission, consistent with the Finance Agency’s core mission assets (CMA) guidance. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program. The Bank’s CMA ratio was 73.72% for the year ended December 31, 2016, which exceeded the Finance Agency’s recommended minimum ratio of 70%.

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

The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivative transactions pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks are subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules affect all aspects of the Bank’s derivatives activities by establishing requirements relating to derivatives recordkeeping and reporting, clearing, execution, and margining of uncleared derivative transactions.

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

Employees

We had 274 employees at December 31, 2016. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. In 2016, there continued to be challenges to the ongoing economic and housing recovery because of tight credit standards and financial market volatility. If economic and housing market conditions deteriorate, the Bank’s business and results of operations could be adversely affected.

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

Adverse conditions in the housing and mortgage markets could result in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our members. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should economic conditions deteriorate.

Weaknesses in the housing and mortgage markets may undermine the need for wholesale funding and have a negative impact on the demand for advances.

Low yields on mortgage loans relative to other investment opportunities, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production may result in low levels of residential portfolio lending activity for some members, which could reduce the need for wholesale mortgage funding. A negative trend in the housing and mortgage markets could result in a decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the attractiveness to members of the Bank's business model.

Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances, and it contracts when we repurchase excess capital stock from members as their advances decline. In addition, the Bank manages its retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a stable outlook by S&P Global Ratings (S&P). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have a long-term credit rating of Aaa with a stable outlook from Moody's and AA+ with a stable outlook from S&P. All of our derivative counterparties or guarantors currently have investment grade long-term credit ratings from Moody's and S&P. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

The timing and magnitude of the impact of a reduction in the amount of advances to these institutions would depend on a number of factors, including:

•	the amount and period of time over which the advances are prepaid or repaid,

•	the amount and timing of any corresponding decreases in capital stock,

•	the profitability of the advances,

•	the amount and profitability of our investments,

•	the extent to which consolidated obligations mature as the advances are prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs of extinguishing or transferring the consolidated obligations.

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends or our ability to redeem or repurchase capital stock. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Credit and Concentration Risk” for further information on concentration risk.)

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

The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members. Because of the recent change in the leadership of the U.S. government administration, there are additional uncertainties in the legislative and regulatory environment as well.

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks' cost of funds, capital requirements, accounting policies, debt issuance, permissible business activities, and the size, scope, and nature of the FHLBanks' lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank's relationship with other FHLBanks, we could be affected by events other than another FHLBank's default on a consolidated obligation. Events that affect other FHLBanks, such as member failures, capital deficiencies, and OTTI charges, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10% of their current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than 10% of our current year’s net earnings to the AHP. An increase in our AHP contribution could adversely affect our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

We rely heavily on our information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If we or one of our critical vendors experiences a failure, interruption, or security breach in any information systems or other technology, including events caused by cyber attacks, we may be unable to conduct and manage our business effectively. In addition, such failure or breach could result in significant losses, a loss of personal and confidential information, or reputational damage. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while the Bank is in the process of implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our member business, member relations, risk management, reputation, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Restrictions on the redemption, repurchase, or transfer of the Bank's capital stock could result in an illiquid investment for the holder.

Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period, subject to certain conditions. Capital stock may become subject to redemption following a five-year redemption period after a member provides a written redemption notice to the Bank; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity. Only capital stock that is not required to meet the membership capital stock requirement of a member or nonmember shareholder or to support a member or nonmember shareholder's outstanding activity with the Bank (excess capital stock) may be redeemed at the end of the redemption period. In addition, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

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

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 108,569 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 9,858 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business.

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities (PLRMBS) and seeking rescission and asserting claims for and violations of the California Corporate Securities Act and common law rescission of contract. During 2016, the Bank entered into settlement agreements with certain defendants for an aggregate amount of $510 million (after netting certain legal fees and expenses). In January 2017, t he Bank entered into a settlement agreement with a defendant for an amount of $119 million (after netting certain legal fees and expenses).

As of the date of this report, the Bank has settled or entered into settlement agreements with all the defendants in connection with the Bank’s PLRMBS litigation.

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

At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock. For information on the Bank’s policies and practices with respect to dividend payments, see “Part I. Financial Information, Item 1.Business – Capital – Dividend and Retained Earnings,” which is herein incorporated by reference.

The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 28, 2017, the Bank had 24,113,093 shares of Class B stock held by 336 members and 4,571,693 shares of Class B stock held by 6 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

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

The Bank’s dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below; the rates and amounts are not indicative of dividends to be paid in the future.

	2016			2015
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$45	$10	7.99%	$59	$15	7.11%
Second quarter(2)	49	12	8.90	182	38	22.65
Third quarter	52	11	9.17	72	7	10.01
Fourth quarter(3)	138	27	22.51	56	5	8.79

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

(3)
In the fourth quarter of 2016, the amount includes a special dividend at an annualized rate of 13.57%, totaling $100 million, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock.

Additional information regarding the Bank’s dividends is set forth in “Item 1. Business” and in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2016	2015	2014	2013	2012
Selected Statement of Condition Data at Yearend
Total Assets	$91,941	$85,698	$75,807	$85,774	$86,421
Advances	49,845	50,919	38,986	44,395	43,750
Mortgage Loans Held for Portfolio, Net	826	655	708	905	1,289
Investments(1)	40,986	32,275	31,949	35,260	40,528
Consolidated Obligations:(2)
Bonds	50,224	51,827	47,045	53,207	70,310
Discount Notes	33,506	27,647	21,811	24,194	5,209
Mandatorily Redeemable Capital Stock	457	488	719	2,071	4,343
Capital Stock —Class B —Putable	2,370	2,253	3,278	3,460	4,160
Unrestricted Retained Earnings	888	610	294	317	246
Restricted Retained Earnings	2,168	2,018	2,065	2,077	2,001
Accumulated Other Comprehensive Income/(Loss) (AOCI)	111	15	56	(145)	(794)
Total Capital	5,537	4,896	5,693	5,709	5,613
Selected Operating Results for the Year
Net Interest Income	$471	$477	$539	$482	$848
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	1	—	(1)	(1)
Other Income/(Loss)	485	388	(154)	5	(164)
Other Expense	158	148	144	128	134
Assessments	86	78	36	52	60
Net Income/(Loss)	$712	$638	$205	$308	$491
Selected Other Data for the Year
Net Interest Margin(3)	0.52%	0.57%	0.64%	0.56%	0.84%
Operating Expenses as a Percent of Average Assets	0.16	0.16	0.16	0.13	0.11
Return on Average Assets	0.77	0.76	0.24	0.35	0.48
Return on Average Equity	13.63	11.68	3.58	5.36	9.44
Annualized Dividend Rate	12.33	12.39	7.02	3.99	0.97
Dividend Payout Ratio(4)	39.98	57.81	117.29	52.29	9.41
Average Equity to Average Assets Ratio	5.68	6.52	6.75	6.55	5.09
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	6.40	6.26	8.38	9.24	12.44
Duration Gap (in months)	1	1	—	1	(1)

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2016	$989,311
2015	905,202
2014	847,175
2013	766,837
2012	687,902

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors”.

Overview

The Bank serves eligible financial institutions in Arizona, California and Nevada, the three states that make up the Eleventh District of the FHLBank System. The Bank’s primary business is providing competitively priced, collateralized loans, known as advances, to its member institutions and certain qualifying housing associates. The Bank's principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and all 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.

The Bank experienced strong earnings in 2016. Net income for the year was $712 million, compared with net income of $638 million for 2015. Earnings in both years were significantly enhanced by settlements related to the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation. The Bank’s strong earnings resulted in continued improvement in its financial strength, supported the Bank’s ability to offer cost-effective ownership to its members, and increased funding for its Affordable Housing Program. Retained earnings grew to $3.1 billion at December 31, 2016, from $2.6 billion at December 31, 2015, and the Bank paid dividends at an annualized rate of 12.33% during 2016.

The $74 million increase in net income for 2016 relative to the prior-year period primarily reflected an increase in gains (after netting certain legal fees and expenses) on settlements relating to the Bank's PLRMBS litigation and an increase in net fair value gains associated with derivatives, hedged items, and financial instruments carried at fair value.

Net interest income for 2016 was $471 million, down from $477 million for 2015. The decrease was primarily due to a decrease in earnings on mortgage-related assets because of lower average mortgage-related asset balances, partially offset by an increase in earnings on advances because of higher average advance balances.

Other income/(loss) for 2016 was income of $485 million, compared with income of $388 million for 2015. The change in other income/(loss) reflected a $51 million increase in gains from settlements relating to the Bank's PLRMBS litigation. In addition, net fair value gains associated with derivatives, hedged items, and financial instruments carried at fair value were $5 million for 2016, compared with net fair value losses of $50 million for 2015. The change in net fair value gains/losses was primarily due to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The change in other income/(loss) also reflected a partially offsetting impact of expense of $32 million on derivative instruments used in economic hedges, compared with expense of $18 million for 2015. Income/expense on derivative instruments used in economic hedges is generally offset by interest expense/income on the economically hedged assets and liabilities.

During 2016, total assets increased $6.2 billion, to $91.9 billion at December 31, 2016, from $85.7 billion at December 31, 2015. Investments increased $8.7 billion, to $41.0 billion at December 31, 2016, from $32.3 billion at December 31, 2015, primarily reflecting an increase in securities purchased under agreements to resell, agency securities, and certificates of deposit. Advances remained relatively stable, decreasing to $49.8 billion at December 31, 2016, from $50.9 billion at December 31, 2015.

Accumulated other comprehensive income increased by $96 million during 2016, to $111 million at December 31, 2016, from $15 million at December 31, 2015, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

On November 14, 2016, the Bank paid a special cash dividend of $100 million on the capital stock outstanding during the third quarter of 2016, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock that was reflected as interest expense in the fourth quarter of 2016. Combined with the quarterly cash dividend of $66 million paid on November 14, 2016, the annualized rate for dividends paid during the fourth quarter of 2016 was 22.51%.

On February 21, 2017, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2016 at an annualized rate of 9.08%. The dividend will total $65 million, including $11 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2017. The Bank recorded the dividend on February 21, 2017, and expects to pay the dividend on or about March 16, 2017.

As of December 31, 2016, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.4%, exceeding the 4.0% requirement. The Bank had $5.9 billion in permanent capital, exceeding its risk-based capital requirement of $2.2 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 17, 2017. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Results of Operations

Comparison of 2016 and 2015

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2016 and 2015, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$603	$2	0.38%	$719	$—	0.01%
Securities purchased under agreements to resell	3,120	12	0.37	2,513	3	0.10
Federal funds sold	7,010	29	0.41	6,847	9	0.13
Trading securities:
Mortgage-backed securities (MBS)	9	—	1.91	10	—	1.68
Other investments	1,537	10	0.61	2,439	5	0.21
Available-for-sale (AFS) securities:(1)
MBS(2)	4,839	262	5.42	5,809	264	4.54
Held-to-maturity (HTM) securities:(1)
MBS	10,756	247	2.30	11,783	292	2.48
Other investments	466	4	0.90	297	1	0.51
Mortgage loans held for portfolio	662	30	4.50	675	33	4.91
Advances(3)	62,168	482	0.78	51,899	299	0.58
Loans to other FHLBanks	3	—	0.40	5	—	0.11
Total interest-earning assets	91,173	1,078	1.18	82,996	906	1.09
Other assets(4)(5)	768	—		829	—
Total Assets	$91,941	$1,078		$83,825	$906
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$51,606	$410	0.79%	$47,481	$317	0.67%
Discount notes	33,504	136	0.41	28,853	46	0.16
Deposits and other borrowings	342	1	0.19	1,107	1	0.05
Mandatorily redeemable capital stock	494	60	12.25	421	65	15.49
Borrowings from other FHLBanks	13	—	0.46	15	—	0.11
Total interest-bearing liabilities	85,959	607	0.71	77,877	429	0.55
Other liabilities(4)	756	—		485	—
Total Liabilities	86,715	607		78,362	429
Total Capital	5,226	—		5,463	—
Total Liabilities and Capital	$91,941	$607		$83,825	$429
Net Interest Income		$471			$477
Net Interest Spread(6)			0.47%			0.54%
Net Interest Margin(7)			0.52%			0.57%
Interest-earning Assets/Interest-bearing Liabilities	106.07%			106.57%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $81 million and $74 million in 2016 and 2015, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2016			2015
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(1)	$(55)	$(56)	$(2)	$(106)	$(108)
Consolidated obligation bonds	4	180	184	5	257	262

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in 2016 was $471 million, a 1% decrease from $477 million in 2015. The following table details the changes in interest income and interest expense for 2016 compared to 2015. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2016 Compared to 2015

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$2	$—	$2
Securities purchased under agreements to resell	9	1	8
Federal funds sold	20	—	20
Trading securities: Other investments	5	(2)	7
AFS securities:
MBS	(2)	(48)	46
HTM securities:
MBS	(45)	(25)	(20)
Other investments	3	1	2
Mortgage loans held for portfolio	(3)	(1)	(2)
Advances(2)	183	66	117
Total interest-earning assets	172	(8)	180
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	93	29	64
Discount notes	90	9	81
Deposits and other borrowings	—	(1)	1
Mandatorily redeemable capital stock	(5)	10	(15)
Total interest-bearing liabilities	178	47	131
Net interest income	$(6)	$(55)	$49

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included $5 million of advance prepayment fees in 2016 compared to $8 million in 2015.

The net interest margin was 52 basis points for 2016, 5 basis points lower than the net interest margin for 2015, which was 57 basis points. The net interest spread was 47 basis points for 2016, 7 basis points lower than the net interest spread for 2015, which was 54 basis points. These decreases were primarily due to lower average balances of mortgage-related assets, partially offset by lower dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2016 and 2015.

Other Income/(Loss)

(In millions)	2016	2015
Other Income/(Loss):
Total OTTI loss	$(26)	$(31)
Net amount of OTTI loss reclassified to/(from) AOCI	10	16
Net OTTI loss, credit-related	(16)	(15)
Net gain/(loss) on trading securities(1)	4	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(40)	(50)
Net gain/(loss) on derivatives and hedging activities	9	(16)
Gains on litigation settlements, net	510	459
Other	18	12
Total Other Income/(Loss)	$485	$388

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and a de minimis amount in 2016 and 2015, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2016 and 2015.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2016	2015
Advances	$(27)	$(31)
Consolidated obligation bonds	(13)	(19)
Total	$(40)	$(50)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – Under the accounting for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the Statement of Condition at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the carrying value of the underlying hedged instruments may also be adjusted to reflect changes in the fair value attributable to the risk being hedged so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivative instruments and hedging activities. These economic hedges are recorded on the Statement of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2016 and 2015.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2016 Compared to 2015

(In millions)	2016				2015
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$44	$(43)	$1	$—	$19	$(73)	$(54)
Not elected for fair value option	1	(9)	3	(5)	(1)	1	1	1
Consolidated obligation bonds:
Elected for fair value option	—	(1)	13	12	—	8	49	57
Not elected for fair value option	(3)	(18)	23	2	(9)	(19)	35	7
Consolidated obligation discount notes:
Not elected for fair value option	—	23	(28)	(5)	—	4	(30)	(26)
MBS:
Not elected for fair value option	—	—	—	—	—	(3)	—	(3)
Non-MBS investments:
Not elected for fair value option	—	(1)	—	(1)	—	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	—	5	—	5	—	2	—	2
Total	$(2)	$43	$(32)	$9	$(10)	$12	$(18)	$(16)

During 2016, net gains on derivatives and hedging activities totaled $9 million compared to net losses of $16 million in 2015. These amounts included expense of $32 million and expense of $18 million resulting from net settlements on derivative instruments used in economic hedges in 2016 and 2015, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Gains on Litigation Settlements, Net – During 2016 and 2015, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $510 million and $459 million, respectively.

Other Expense. Other expenses were $158 million in 2016 compared to $148 million in 2015, reflecting higher compensation and benefits and operating expenses in 2016.

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

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $392 million, $332 million, and $269 million for their AHPs in 2016, 2015, and 2014, respectively, and there was no AHP shortfall in any of those years.

The Bank’s total AHP assessments equaled $86 million in 2016, compared to $78 million in 2015. The increase in the AHP assessments reflected higher earnings in 2016.

Return on Average Equity. Return on average equity (ROE) was 13.63% in 2016, compared to 11.68% in 2015. The increase primarily reflected higher net income in 2016, and the decrease in average equity from $5.5 billion for 2015 to $5.2 billion for 2016.

Dividends and Retained Earnings. In 2016, the Bank paid dividends at an annualized rate of 12.33%, totaling $344 million, including $284 million in dividends on capital stock and $60 million in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $100 million, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock. In 2015, the Bank paid dividends at an annualized rate of 12.39%, totaling $434 million, including $369 million in dividends on capital stock and $65 million in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $145 million, including $120 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2017, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2016 at an annualized rate of 9.08% totaling $65 million, including $54 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 21, 2017. The Bank expects to pay the quarterly dividend on March 16, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2017.

Retained earnings related to valuation adjustments totaled $18 million and $10 million at December 31, 2016 and 2015, respectively. Retained earnings related to the JCE Agreement totaled $500 million and $358 million at December 31, 2016 and 2015, respectively. Restricted retained earnings for loss protection and capital compliance were $2.2 billion as of December 31, 2016.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”

Comparison of 2015 to 2014

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

Change in Net Interest Income: Rate/Volume Analysis 2015 Compared to 2014

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$2	$1	$1
Federal funds sold	(2)	(3)	1
Trading securities: Other investments	(1)	(2)	1
AFS securities:
MBS	(14)	(39)	25
HTM securities:
MBS	(66)	(63)	(3)
Other investments	(3)	(6)	3
Mortgage loans held for portfolio	(9)	(7)	(2)
Advances(2)	(6)	43	(49)
Total interest-earning assets	(99)	(76)	(23)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(9)	(35)	26
Discount notes	26	5	21
Deposits and other borrowings	1	1	—
Mandatorily redeemable capital stock	(55)	(112)	57
Total interest-bearing liabilities	(37)	(141)	104
Net interest income	$(62)	$65	$(127)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2016 to 2015 – Dividends and Retained Earnings.”

Financial Condition

Total assets were $91.9 billion at December 31, 2016, compared to $85.7 billion at December 31, 2015. Advances decreased by $1.1 billion, or 2%, to $49.8 billion at December 31, 2016, from $50.9 billion at December 31, 2015. MBS increased by $1.0 billion, or 6%, to $17.0 billion at December 31, 2016, from $16.0 billion at December 31, 2015. Average total assets were $91.9 billion for 2016, a 10% increase compared to $83.8 billion for 2015. Average advances were $62.2 billion for 2016, a 20% increase from $51.9 billion for 2015. Average MBS were $15.6 billion for 2016, an 11% decrease from $17.6 billion for 2015.
Advances outstanding at December 31, 2016, included unrealized losses of $12 million, of which $22 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $10 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2015, included unrealized gains of $78 million, of which $40 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $38 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2015, to December 31, 2016, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $86.4 billion at December 31, 2016, an increase of $5.6 billion from $80.8 billion at December 31, 2015, primarily reflecting an increase in consolidated obligations outstanding from $79.5 billion at December 31, 2015, to $83.7 billion at December 31, 2016. The increase in consolidated obligations outstanding paralleled the increase in assets during 2016. Average total liabilities were $86.7 billion for 2016, an 11% increase compared to $78.4 billion for 2015. Average consolidated obligations were $85.1 billion for 2016 and $76.3 billion for 2015.

Consolidated obligations outstanding at December 31, 2016, included unrealized losses of $6 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $8 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2015, included unrealized losses of $142 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $17 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2015, to December 31, 2016, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $989.3 billion at December 31, 2016, and $905.2 billion at December 31, 2015.

On August 26, 2016, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.

On April 20, 2016, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of December 31, 2016, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.
Segment Information

The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $5.0 billion to $74.0 billion (81% of total assets) at December 31, 2016, from $69.0 billion (81% of total assets) at December 31, 2015.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $154 million in 2016, a decrease of $1 million, or 1%, compared to $155 million in 2015. The decrease was primarily due to a decline in spreads on advances-related assets and lower earnings from advance prepayment fees, partially offset by an increase in earnings because of higher advance balances and higher earnings from an increase in spreads on non-MBS investments.

Adjusted net interest income for this segment represented 31%, 31% and 29% of total adjusted net interest income for 2016, 2015, and 2014, respectively.

Members and nonmember borrowers prepaid $3.5 billion of advances in 2016 compared to $2.2 billion in 2015. Interest income was increased by net prepayment fees of $5 million in 2016 and $8 million in 2015.

Advances – The par value of advances outstanding decreased by $1.0 billion, or 2%, to 49.8 billion at December 31, 2016, from $50.8 billion at December 31, 2015. Average advances outstanding were $62.2 billion in 2016, a 20% increase from $51.9 billion in 2015.

As of December 31, 2016, advances outstanding to the Bank’s top five borrowers and their affiliates increased by $0.7 billion, and advances outstanding to the Bank’s other borrowers decreased by $1.7 billion. Advances to the top five borrowers increased to $32.4 billion at December 31, 2016, from $31.7 billion at December 31, 2015. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances– Credit and Concentration Risk” for further information.)

The $1.0 billion decrease in advances outstanding primarily reflected a $2.5 billion decrease in adjustable rate advances and a $0.4 billion decrease in variable rate advances, partially offset by a $1.9 billion increase in fixed rate advances.

The components of the advances portfolio at December 31, 2016 and 2015, are presented in the following table.

Advances Portfolio by Product Type

	2016		2015
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$3,232	6%	$5,912	12%
Adjustable – LIBOR, callable at borrower’s option	15,396	31	15,150	30
Adjustable – LIBOR, with caps and/or floors	—	—	50	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	30	—
Adjustable – Other Indices	2	—	2	—
Subtotal adjustable rate advances	18,660	37	21,144	42
Fixed	20,448	42	18,674	37
Fixed – amortizing	214	—	231	—
Fixed – with PPS(1)	3,060	6	2,859	5
Fixed – with caps and PPS(1)	375	1	275	1
Fixed – callable at borrower’s option	2	—	4	—
Fixed – callable at borrower’s option with PPS(1)	107	—	271	1
Fixed – putable at Bank’s option	50	—	65	—
Fixed – putable at Bank’s option with PPS(1)	75	—	75	—
Subtotal fixed rate advances	24,331	49	22,454	44
Daily variable rate	6,866	14	7,243	14
Total par value	$49,857	100%	$50,841	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $23.9 billion and $16.3 billion as of December 31, 2016 and 2015, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of securities purchased under agreements to resell, agency securities and certificates of deposit.

Interest rate payment terms for non-MBS investments classified as HTM at December 31, 2016 and 2015, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

	2016	2015
Amortized cost of HTM securities other than MBS:
Fixed rate	$1,350	$—
Adjustable rate	225	275
Total	$1,575	$275

Cash and Due from Banks – Cash and due from banks was $2 million at December 31, 2016, a $1.6 billion decrease compared to December 31, 2015. Cash and due from banks declined due to the availability of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $68.5 billion at December 31, 2016, from $64.2 billion at December 31, 2015. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

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

At December 31, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $59.4 billion, of which $18.7 billion were hedging advances, $39.9 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. At December 31, 2015, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $72.6 billion, of which $17.4 billion were hedging advances, $54.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of December 31, 2016 and 2015. All selected market interest rates increased in 2016 compared to the prior yearend.

Selected Market Interest Rates

Market Instrument	December 31, 2016	December 31, 2015
Federal Reserve target range for overnight Federal funds	0.50-0.75%	0.25-0.50%
3-month Treasury bill	0.50	0.16
3-month LIBOR	1.00	0.61
2-year Treasury note	1.19	1.05
5-year Treasury note	1.93	1.76

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in 2016 and 2015. The average issuance cost of consolidated obligation bonds and discount notes relative to LIBOR improved in 2016 compared to 2015.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2016	December 31, 2015
Consolidated obligation bonds	–14.8	-11.8
Consolidated obligation discount notes (one month and greater)	–30.5	-15.8

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

At December 31, 2016, assets associated with this segment were $17.9 billion (19% of total assets), an increase of $1.2 billion from $16.7 billion at December 31, 2015 (19% of total assets).

Adjusted net interest income for this segment was $338 million in 2016, a decrease of $13 million, or 4%, from $351 million in 2015. The decreases in adjusted net interest income were primarily due to lower average balances of MBS investments and mortgage loans, partially offset by an increase in accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS, resulting from improvement in expected cash flows and higher spreads on mortgage-related assets.

Adjusted net interest income for this segment represented 69%, 69% and 71% of total adjusted net interest income for 2016, 2015, and 2014, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.0 billion at December 31, 2016, compared with $16.0 billion at December 31, 2015. During 2016, the Bank’s MBS portfolio increased primarily because of $4.9 billion in new MBS investments, including $0.3 billion in MBS investments that were traded but not yet settled, partially offset by principal repayments totaling $4.0 billion. Average MBS investments were $15.6 billion in 2016, a decrease of $2.0 billion from $17.6 billion in 2015. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS securities at December 31, 2016 and 2015, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

	2016	2015
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$84	$146
Adjustable rate	1,414	416
Subtotal	1,498	562
Collateralized mortgage obligations:
Fixed rate	6,427	8,764
Adjustable rate	8,989	6,586
Subtotal	15,416	15,350
Total	$16,914	$15,912

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2016	2015
Passthrough securities:
Converts in 1 year or less	$48	$22
Converts after 1 year through 5 years	32	119
Total	$80	$141
Collateralized mortgage obligations:
Converts in 1 year or less	$91	$109
Converts after 1 year through 5 years	—	112
Total	$91	$221

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

As of December 31, 2016, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

As of December 31, 2016, the Bank had approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013. The Bank purchased $343 million in eligible loans under the MPF Original product during 2016.

Mortgage loan balances increased to $826 million at December 31, 2016, from $655 million at December 31, 2015, an increase of $171 million. Average mortgage loans were $662 million in 2016, a decrease of $13 million from $675 million in 2015.

At December 31, 2016 and 2015, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2016 and 2015, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2016	2015
MPF Plus	$354	$486
MPF Original	460	167
Subtotal	814	653
Unamortized premiums	18	10
Unamortized discounts	(6)	(8)
Mortgage loans held for portfolio	826	655
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$826	$655

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2016 and 2015. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2016	2015
Outstanding amounts wholly owned by the Bank	$688	$472
Outstanding amounts with participation interests by FHLBank:
San Francisco	126	181
Chicago	84	116
Total	$898	$769
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	3,671	3,624
Number of outstanding loans participated	3,180	4,104
Total number of loans outstanding	6,851	7,728

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

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program”.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt, by entering into certain interest rate swaps, and by limiting the size of the fixed rate mortgage loan portfolio.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.2 billion to $17.9 billion at December 31, 2016, from $16.7 billion at December 31, 2015, paralleling the increase in MBS investments and mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.6 billion at December 31, 2016, of which $3.4 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $7.2 billion at December 31, 2015, of which $5.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s Capital Plan, the Bank may also require a member to purchase activity-based stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%. Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.

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

The Bank maintained its strong regulatory capital position while repurchasing $0.8 billion and $2.0 billion in excess capital stock during 2016 and 2015, respectively, and redeeming $28 million and $53 million in mandatorily redeemable capital stock in 2016 and 2015, respectively. Total excess capital stock was $488 million as of December 31, 2016, compared to $402 million as of December 31, 2015.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank maintained its strong regulatory capital position while repurchasing $0.8 billion and $2.0 billion in excess capital stock during 2016 and 2015, respectively.

On May 29, 2015, the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of the member, subject to the requirements and limitations mentioned above. In accordance with the revised Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations listed above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and former nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 17, 2017.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2016 and 2015, the Bank redeemed $28 million and $53 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

Excess capital stock totaled $488 million as of December 31, 2016, which included surplus capital stock of $325 million. Excess capital stock totaled $402 million as of December 31, 2015, which included surplus capital stock of $260 million.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2016 and 2015. The Bank’s risk-based capital requirement decreased to $2.2 billion at December 31, 2016, from $2.7 billion at December 31, 2015.

Regulatory Capital Requirements

	2016		2015
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,241	$5,883	$2,684	$5,369
Total regulatory capital	3,678	5,883	3,428	5,369
Total regulatory capital ratio	4.00%	6.40%	4.00%	6.26%
Leverage capital	$4,597	$8,825	$4,285	$8,054
Leverage ratio	5.00%	9.60%	5.00%	9.40%

The Bank repurchased $812 million in excess capital stock during 2016. As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2016 and 2015.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,807	30%	$119	23%
Bank of the West	7,305	14	49	9
First Republic Bank	5,900	12	70	13
CIT Bank, N.A.(4)	2,411	5	28	5
Star One Credit Union	2,024	4	27	5
Subtotal	32,447	65	293	55
Others	17,410	35	240	45
Total par value	$49,857	100%	$533	100%

December 31, 2015
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,813	29%	$65	16%
Bank of the West	6,791	13	27	7
First Republic Bank	4,000	8	75	19
CIT Bank, N.A.(4)	3,113	6	19	5
Citibank, N.A.(2)	3,000	6	5	1
Subtotal	31,717	62	191	48
Others	19,124	38	207	52
Total par value	$50,841	100%	$398	100%

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

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2016 and 2015.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2016
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$323	40%	4,065	59%
Bank of Hope(2)	132	16	319	5
Fremont Bank	99	12	211	3
Kinecta Federal Credit Union	90	11	167	3
Subtotal	644	79	4,762	70
Others	170	21	2,089	30
Total	$814	100%	6,851	100%

December 31, 2015
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$432	66%	5,095	66%
Wilshire Bank(2)	65	10	174	2
Subtotal	497	76	5,269	68
Others	156	24	2,459	32
Total	$653	100%	7,728	100%

(1)	Nonmember institution.

(2)	Effective July 29, 2016, Wilshire Bank merged with and into BBCN Bank, which was renamed Bank of Hope.

Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating financial institutions and successors, including JPMorgan Chase, Bank of Hope, Fremont Bank, and Kinecta Federal Credit Union. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 16 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2016 and 2015, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM, and other assets such as securities purchased under agreements to resell, interest-bearing deposits, and Federal funds sold.

Investments: Portfolio Concentration

	2016		2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Certificate of deposit
Toronto Dominion Bank	$600	$600	$—	$—
Other(1)	750	750	—	—
Total Certificate of deposit	1,350	1,350	—	—
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	225	207	275	242
GSEs:
Federal Farm Credit Bank (FFCB) bonds	2,058	2,058	1,424	1,424
Total non-MBS	3,633	3,615	1,699	1,666
MBS:
Other U.S. obligations:
Ginnie Mae	959	963	1,236	1,237
GSEs:
Freddie Mac	4,349	4,356	3,677	3,696
Fannie Mae	6,095	6,127	4,136	4,194
Total GSEs	10,444	10,483	7,813	7,890
PLRMBS:
Bank of America Corporation	550	548	677	673
Bear Stearns Companies Inc.	528	528	592	590
Countrywide Financial Corporation	802	801	1,050	1,048
IndyMac Bank, F.S.B.	802	811	961	971
Lehman Brothers Inc.	919	916	1,127	1,122
UBS AG	529	526	634	630
Other(1)	1,516	1,505	1,860	1,841
Total PLRMBS	5,646	5,635	6,901	6,875
Total MBS	17,049	17,081	15,950	16,002
Total securities	20,682	20,696	17,649	17,668
Securities purchased under agreements to resell:
Federal Reserve Bank of New York	15,500	15,500	9,000	9,000
Nomura Securities International, Inc.	—	—	1,000	1,000
Total Securities purchased under agreements to resell	15,500	15,500	10,000	10,000
Federal funds sold:
Australia & New Zealand Bank Group	1,033	1,033	934	934
The Bank of New York Mellon	—	—	924	924
Bank of Nova Scotia	688	688	622	622
Nordea Bank Finland	—	—	934	934
Rabobank Nederland	—	—	622	622
Societe Generale	688	688	—	—
Other(1)	1,805	1,805	590	590
Total Federal funds sold	4,214	4,214	4,626	4,626
Interest-bearing deposits(1)	590	590	—	—
Total investments	$40,986	$41,000	$32,275	$32,294

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. JPMorgan Chase Bank, National Association, a nonmember institution, held $400, or 14%, of the Bank’s outstanding capital stock, classified as mandatorily redeemable capital stock, as of December 31, 2016, and $400, or 15% as of December 31, 2015. No other institution held 10% or more of the Bank’s outstanding capital stock, as of December 31, 2016, or 2015.

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2016 and 2015.

Concentration of Derivative Counterparties

(Dollars in millions)	2016			2015
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$10,032	15%	At least BBB	$22,921	29%
Subtotal uncleared		10,032	15		22,921	29
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	30,548	47	A	46,086	58
Morgan Stanley & Co. LLC	A	20,994	33	A	2,055	2
Deutsche Bank Securities Inc.	BBB	3,482	5	BBB	8,722	11
Subtotal cleared		55,024	85		56,863	71
Total(3)		$65,056	100%		$79,784	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s or S&P ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Incorporated, and Morgan Stanley & Co. LLC are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Total notional amount at December 31, 2016 and 2015, does not include $13 million and $5 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following December 31, 2016 and 2015.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of December 31, 2016	As of December 31, 2015
(In millions)	5 Business Days	5 Business Days
Obligations due:
Commitments to purchase investments	$—	$250
Demand deposits	184	1,107
Loans from other FHLBanks	1,345	—
Discount note and bond maturities and expected exercises of bond call options	2,412	3,165
Subtotal obligations due	3,941	4,522
Sources of available funds:
Maturing investments	19,175	15,807
Available cash	1	1,634
Proceeds from scheduled settlements of discount notes and bonds	1,346	300
Maturing advances and scheduled prepayments	7,121	6,943
Subtotal sources of available funds	27,643	24,684
Net funds available	$23,702	$20,162

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2016.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2016 was $1,128 million.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2016 and 2015. During 2016, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	266	155	$55,290	$181,405	30%
4-6	62	28	9,662	22,606	43
7-10	3	2	17	46	37
Subtotal	331	185	64,969	204,057	32
CDFIs	6	3	60	82	73
Housing associates	2	1	10	16	—
Total	339	189	$65,039	$204,155	32%

December 31, 2015
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	158	$59,898	$180,851	33%
4-6	61	26	3,138	14,287	22
7-10	6	4	32	89	36
Subtotal	340	188	63,068	195,227	32
CDFIs	7	3	90	96	94
Total	347	191	$63,158	$195,323	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	2	$26	$27
11% – 25%	9	1,791	2,261
26% – 50%	30	33,096	52,503
More than 50%	148	30,126	149,364
Total	189	$65,039	$204,155

December 31, 2015
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$3,200	$3,407
11% – 25%	5	1,054	1,289
26% – 50%	21	29,265	46,966
More than 50%	158	29,639	143,661
Total	191	$63,158	$195,323

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2016, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2016 and 2015.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2016		2015
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$2,377	$2,315	$1,538	$1,489
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,147	3,063	3,567	3,478
Agency pools and collateralized mortgage obligations	8,986	8,559	6,765	6,516
PLRMBS – publicly registered investment-grade-rated senior tranches	1	—	1	1
PLRMBS – private placement investment-grade-rated senior tranches	83	62	—	—
Municipal Bonds – investment-grade-rated	61	55	—	—
Total	$14,655	$14,054	$11,871	$11,484

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

As of December 31, 2016, of the loan collateral pledged to the Bank, 27% was pledged by 26 institutions by specific identification, 49% was pledged by 127 institutions under a blanket lien with detailed reporting, and 24% was pledged by 123 institutions under a blanket lien with summary reporting.

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

As of December 31, 2016, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2016 and 2015.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2016		2015
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$124,257	$107,775	$116,745	$100,667
Second lien residential mortgage loans and home equity lines of credit	23,238	13,302	25,543	14,328
Multifamily mortgage loans	23,191	19,082	22,716	18,971
Commercial mortgage loans	62,586	44,802	59,347	43,405
Loan participations(1)	5,450	4,375	7,155	5,710
Small business, small farm, and small agribusiness loans	3,016	765	3,063	756
Other	—	—	3	2
Total	$241,738	$190,101	$234,572	$183,839

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2016 and 2015, the unpaid principal balance of these loans totaled $9 billion and $13 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and FHA-insured or VA-guaranteed mortgage loans under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. As of December 31, 2016, the Bank had approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions members under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. Unlike conventional MPF products held for portfolio, under the MPF Xtra, MPF Direct, MPF Government, and MPF Government MBS products, participating financial institutions are not required to provide credit enhancement and do not receive credit enhancement fees. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition.

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. As of December 31, 2016, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to assets rated AA, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

As of December 31, 2016, the credit enhancement amount for each master commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the first loss account to those that would be expected on an equivalent investment with a long-term credit rating of AA at the time of purchase, as determined by the MPF Program methodology. By requiring credit enhancement in the amount determined by the MPF

Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the first loss account and the participating financial institution's credit enhancement obligation on mortgage loans purchased under any master commitment as an investor would have of incurring credit losses on an equivalent investment with a long-term credit rating of AA. In January 2017, the Bank approved lowering its credit enhancement requirement for loan purchases to have a credit risk exposure equivalent to assets with a long-term credit rating of BBB.

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

Under MPF Original, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the first loss account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first loss account for that master commitment up to the amount accumulated in the first loss account at that time. Over time, the first loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first loss account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the nationally recognized statistical rating organization (NRSRO) rating equivalent in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate first loss account for all participating financial institutions for MPF Original totaled $1 million for the years ended December 31, 2016, 2015, and 2014.

The participating financial institution’s credit enhancement obligation under MPF Original must be collateralized by the participating financial institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating financial institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the master commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.2 million in 2016, $0.1 million in 2015, and $0.1 million in 2014 for MPF Original loans.

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

Three of the six master commitments (totaling $0.4 billion) continue to rely on SMI coverage for a portion of their credit enhancement obligation, which is provided by two SMI companies and totals $9.8 million. The claims-paying ability ratings of these two SMI companies are below the AA rating required for the program; one is rated BB+ and the other is rated BBB-. The participating financial institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.4 billion) did not achieve AA credit equivalency solely because the SMI company was rated BB+.

At December 31, 2016, the deductibles under the SMI policies totaled approximately 35% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. At December 31, 2015, the deductibles under the SMI policies totaled approximately 32% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating financial institutions or their affiliates at December 31, 2016 and 2015.

The first loss account for MPF Plus for the years ended December 31, 2016, 2015, and 2014 was as follows:

First Loss Account for MPF Plus

(In millions)	2016	2015	2014
Balance, beginning of the period	$9	$10	$10
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	(1)	(1)	—
Balance, end of the period	$8	$9	$10

Under MPF Plus, the Bank pays the participating financial institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the first loss account established for each master commitment. If losses up to the full amount of the first loss account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective master commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each master commitment to enable the Bank to collect performance-

based credit enhancement fees equal to the full amount of the first loss account established for each MPF Plus master commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank reduced net interest income for credit enhancement fees totaling $0.3 million in 2016, $0.3 million in 2015, and $0.4 million in 2014 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was de minimis and $0.1 million at December 31, 2016 and 2015, respectively.

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

Effective January 1, 2015, the Bank implemented the accounting requirements of regulatory Advisory Bulletin 2012-02. As a result, for any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs, the corresponding Allowance for Credit Losses on MPF Loans, which had previously provided for most of these expected losses, was reduced accordingly.

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

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each master commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2016, 2015, and 2014, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2016	2015	2014
Balance, beginning of the period	$—	$1	$2
(Charge-offs)/recoveries	—	(2)	(1)
Provision for/(reversal of) credit losses	—	1	—
Balance, end of the period	$—	$—	$1
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.24)%	(0.05)%

The continued decline in the estimated allowance for credit losses during 2016 is primarily due to a decline in the balance of the seasoned portion of mortgage loans, originated between 2002 and 2006, as well as a decline in serious delinquencies in mortgage loans purchased subsequent to 2013 and continuing improvements in the economy and the housing market.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2016	2015
Allowance for credit losses, end of the period:
Individually evaluated for impairment	$—	$—
Total allowance for credit losses	$—	$—
Recorded investment, end of the period:
Individually evaluated for impairment	$12	$14
Collectively evaluated for impairment	818	644
Total recorded investment	$830	$658

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2016			2015
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$12	$12	$—	$13	$13	$—
With an allowance	—	—	—	1	1	—
Total	$12	$12	$—	$14	$14	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2016	2015
With no related allowance	$12	$15
With an allowance	—	1
Total	$12	$16

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

The following table presents information on delinquent mortgage loans as of December 31, 2016 and 2015.

Mortgage Loan Delinquencies

	2016	2015
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$7	$10
60 – 89 days delinquent	3	5
90 days or more delinquent	15	18
Total past due	25	33
Total current loans	805	625
Total mortgage loans	$830	$658
In process of foreclosure, included above(2)	$5	$7
Nonaccrual loans	$15	$18
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	1.79%	2.76%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

For 2016, 2015, and 2014, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2016	2015	2014
Interest contractually due on nonaccrual loans during the period	$1	$1	$1
Interest recognized in income for nonaccrual loans during the period	—	—	—
Shortfall	$1	$1	$1

Delinquencies amounted to 3.12% of the total loans in the Bank’s portfolio as of December 31, 2016, and 5.05% of the total loans in the Bank’s portfolio as of December 31, 2015. The decline in the delinquency percentage was due to the purchase of new loans in 2016 as well as declining delinquencies during 2016. The weighted average age of the Bank’s MPF portfolio was 87 months as of December 31, 2016, and 126 months as of December 31, 2015.

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

The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $3 million as of December 31, 2016, and $3 million as of December 31, 2015. During 2016 and 2015, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

At December 31, 2016, the Bank’s other assets included $1 million of real estate owned (REO) resulting from the foreclosure of 12 mortgage loans held by the Bank. At December 31, 2015, the Bank’s other assets included $2 million of REO resulting from the foreclosure of 21 mortgage loans held by the Bank.

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

Investment Credit Exposure

(In millions)
December 31, 2016
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$600	$750	$—	$—	$—	$1,350
Housing finance agency bonds:
CalHFA bonds	—	—	225	—	—	—	225
GSEs:
FFCB bonds	—	2,058	—	—	—	—	2,058
Total non-MBS	—	2,658	975	—	—	—	3,633
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	959	—	—	—	—	959
GSEs – single-family:
Freddie Mac	—	2,793	—	—	—	—	2,793
Fannie Mae(2)	—	5,020	10	—	7	—	5,037
Subtotal	—	7,813	10	—	7	—	7,830
GSEs – multifamily:
Freddie Mac	—	1,556	—	—	—	—	1,556
Fannie Mae	—	1,058	—	—	—	—	1,058
Subtotal	—	2,614	—	—	—	—	2,614
Total GSEs	—	10,427	10	—	7	—	10,444
PLRMBS:
Prime	—	1	1	295	842	2	1,141
Alt-A, option ARM	—	—	—	—	897	—	897
Alt-A, other	5	15	17	128	3,440	3	3,608
Total PLRMBS	5	16	18	423	5,179	5	5,646
Total MBS	5	11,402	28	423	5,186	5	17,049
Total securities	5	14,060	1,003	423	5,186	5	20,682
Interest-bearing deposits	—	—	590	—	—	—	590
Securities purchased under agreements to resell	—	15,500	—	—	—	—	15,500
Federal funds sold(3)	—	1,576	2,585	53	—	—	4,214
Total investments	$5	$31,136	$4,178	$476	$5,186	$5	$40,986

(In millions)
December 31, 2015
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$—	$275	$—	$—	$—	$275
GSEs:
FFCB bonds	—	1,424	—	—	—	—	1,424
Total non-MBS	—	1,424	275	—	—	—	1,699
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	1,236	—	—	—	—	1,236
GSEs – single-family:
Freddie Mac	—	3,677	—	—	—	—	3,677
Fannie Mae(2)	—	4,112	15	—	9	—	4,136
Total GSEs	—	7,789	15	—	9	—	7,813
PLRMBS:
Prime	—	—	2	368	1,044	2	1,416
Alt-A, option ARM	—	—	—	—	980	—	980
Alt-A, other	8	10	44	151	4,288	4	4,505
Total PLRMBS	8	10	46	519	6,312	6	6,901
Total MBS	8	9,035	61	519	6,321	6	15,950
Total securities	8	10,459	336	519	6,321	6	17,649
Securities purchased under agreements to resell	—	10,000	—	—	—	—	10,000
Federal funds sold	—	2,992	1,588	46	—	—	4,626
Total investments	$8	$23,451	$1,924	$565	$6,321	$6	$32,275

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated BB by Moody's because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)	Includes $130 million at December 31, 2016, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

(1)
Long-term credit ratings are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. The Bank also uses other similar standards, such as the Bank’s internal credit quality rating, to determine maximum limits to members and nonmembers. If a member is not rated by an NRSRO, the Bank will determine the applicable credit rating by using the Bank’s credit quality rating and may provide overnight unsecured credit to that member.

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

The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2016 and 2015.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2016	2015
Interest-bearing deposits	$590	$—
Certificates of deposit	1,350	—
Federal funds sold	4,214	4,626
Total	$6,154	$4,626

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2016.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2016, 35% of the carrying value of unsecured investments held by the Bank were rated AA, and 87% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2016
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$130	$640	$53	$823
Total domestic and U.S. subsidiaries of foreign commercial banks	130	640	53	823
U.S. branches and agency offices of foreign commercial banks:
Australia	1,033	—	—	1,033
Canada	1,013	988	—	2,001
France	—	1,088	—	1,088
Japan	—	688		688
Netherlands	—	521	—	521
Total U.S. branches and agency offices of foreign commercial banks	2,046	3,285	—	5,331
Total unsecured credit exposure	$2,176	$3,925	$53	$6,154

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2016.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2016. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $130 million at December 31, 2016, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At December 31, 2016, 59% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2016

Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$823	$—	$—	$823
Total domestic and U.S. subsidiaries of foreign commercial banks	823	—	—	823
U.S. branches and agency offices of foreign commercial banks:
Australia	533	500	—	1,033
Canada	1,101	—	900	2,001
France	788	—	300	1,088
Japan	188	500	—	688
Netherlands	221	300	—	521
Total U.S. branches and agency offices of foreign commercial banks	2,831	1,300	1,200	5,331
Total unsecured credit exposure	$3,654	$1,300	$1,200	$6,154

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2016.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2016, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2016, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At December 31, 2016, the Bank’s MBS portfolio was 288% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At December 31, 2016, PLRMBS representing 26% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2016, the Bank’s investment in MBS had gross unrealized losses totaling $182 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2016, all of the gross unrealized losses on its agency MBS are temporary.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2016, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 10.0% over the 12-month period beginning October 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at December 31, 2016:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	—	$—	$—	1	$1	$—
Alt-A, option ARM	—	—	—	1	23	—
Alt-A, other	12	373	(2)	17	521	(4)
Total	12	$373	$(2)	19	$545	$(4)

(1)	Amounts are for the three months ended December 31, 2016.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2016
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$134	$—	$134
2007	—	—	—	—	337	—	337
2006	—	—	—	—	39	—	39
2005	—	—	—	17	42	—	59
2004 and earlier	—	1	1	277	354	2	635
Total Prime	—	1	1	294	906	2	1,204
Alt-A, option ARM
2007	—	—	—	—	822	—	822
2006	—	—	—	—	147	—	147
2005	—	—	—	—	165	—	165
Total Alt-A, option ARM	—	—	—	—	1,134	—	1,134
Alt-A, other
2008	—	—	—	—	95	—	95
2007	—	—	—	—	1,160	—	1,160
2006	—	—	—	—	467	—	467
2005	—	5	—	2	1,852	—	1,859
2004 and earlier	5	11	17	125	368	3	529
Total Alt-A, other	5	16	17	127	3,942	3	4,110
Total par value	$5	$17	$18	$421	$5,982	$5	$6,448

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2016, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2016
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$125	$125
2007	—	—	294	294
2006	—	—	16	16
2005	—	—	19	19
2004 and earlier	—	—	44	44
Total Prime	—	—	498	498
Alt-A, option ARM
2007	—	—	822	822
2006	—	—	147	147
2005	—	—	165	165
Total Alt-A, option ARM	—	—	1,134	1,134
Alt-A, other
2008	—	—	95	95
2007	—	—	1,130	1,130
2006	—	—	466	466
2005	—	—	1,852	1,852
2004 and earlier	5	16	179	200
Total Alt-A, other	5	16	3,722	3,743
Total par value	$5	$16	$5,354	$5,375

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2016
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$116	$(1)	$124	$—	$—	$—	12.59%	30.00%	11.74%
2007	279	(4)	283	(2)	—	(2)	11.88	22.63	2.73
2006	34	—	36	—	—	—	15.91	12.54	4.09
2005	57	(1)	58	—	—	—	9.11	11.90	15.12
2004 and earlier	634	(10)	627	—	—	—	6.51	4.45	13.32
Total Prime	1,120	(16)	1,128	(2)	—	(2)	9.12	13.01	9.97
Alt-A, option ARM
2007	680	(24)	683	(6)	6	—	20.42	44.19	14.27
2006	108	(7)	119	—	—	—	18.68	44.91	4.63
2005	65	(2)	95	—	—	—	15.97	22.80	5.86
Total Alt-A, option ARM	853	(33)	897	(6)	6	—	19.55	41.17	11.79
Alt-A, other
2008	92	(3)	89	—	—	—	6.86	31.80	22.07
2007	993	(35)	996	(11)	4	(7)	18.60	26.98	10.51
2006	329	—	385	(1)	—	(1)	19.43	18.41	0.68
2005	1,609	(52)	1,619	(6)	—	(6)	12.86	14.36	4.85
2004 and earlier	523	(11)	521	—	—	—	9.88	8.14	18.39
Total Alt-A, other	3,546	(101)	3,610	(18)	4	(14)	14.70	17.98	8.12
Total	$5,519	$(150)	$5,635	$(26)	$10	$(16)	14.51%	21.13%	9.11%

(1)	Amounts are for the year ended December 31, 2016.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $546 million, $346 million, and $1.8 billion, respectively, at December 31, 2016, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $548 million, $296 million, and $1.6 billion, respectively, at December 31, 2016.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2016.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2016
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	13.5	10.1	29.9	16.0
2007	10.2	3.6	21.7	9.4
2006	11.6	4.1	23.5	6.8
2005	16.6	2.6	20.4	12.2
2004 and earlier	16.5	3.2	21.1	12.5
Total Prime	15.2	5.0	23.4	13.0
Alt-A, option ARM
2007	6.9	29.1	39.7	14.3
2006	6.3	31.2	37.0	4.6
2005	7.3	20.5	35.0	5.9
Total Alt-A, option ARM	6.9	28.1	38.6	11.8
Alt-A, other
2007	11.1	21.1	36.5	5.8
2006	10.3	20.1	37.3	8.1
2005	13.1	13.5	34.7	5.1
2004 and earlier	14.9	11.2	30.9	18.8
Total Alt-A, other	12.3	16.3	35.1	7.6
Total	11.8	16.8	34.1	9.1

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Prime
2008	92.87%	92.11%	91.75%	91.96%	92.09%
2007	83.93	82.68	82.33	82.24	82.96
2006	92.38	91.84	90.80	91.38	91.36
2005	98.97	98.37	97.38	96.44	97.28
2004 and earlier	98.68	97.75	97.00	96.91	97.70
Weighted average of all Prime	93.71	92.80	92.23	92.24	92.96
Alt-A, option ARM
2007	83.05	81.85	79.63	79.34	80.96
2006	80.76	80.08	76.13	74.29	76.70
2005	57.58	56.73	55.40	58.04	58.93
Weighted average of all Alt-A, option ARM	79.05	77.92	75.58	75.65	77.17
Alt-A, other
2008	93.31	91.83	90.36	89.44	88.74
2007	85.88	86.23	85.60	85.12	85.54
2006	82.57	82.78	81.25	83.70	84.18
2005	87.11	86.71	85.96	86.77	87.65
2004 and earlier	98.51	97.90	97.07	97.07	97.87
Weighted average of all Alt-A, other	87.86	87.69	86.86	87.36	88.02
Weighted average of all PLRMBS	87.40%	86.96%	85.96%	86.36%	87.21%

The Bank determined that, as of December 31, 2016, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2016, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2016. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2016.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2016.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,872	$9	$(6)	$—	$3
BBB	826	2	(1)	—	1
Cleared derivatives(2)	55,024	54	8	—	62
Total derivative positions with credit exposure to nonmember counterparties	58,722	65	1	—	66
Member institutions(3)	13	—	—	—	—
Total	58,735	$65	$1	$—	$66
Derivative positions without credit exposure	6,334
Total notional	$65,069

December 31, 2015
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,858	$89	$(84)	$—	$5
Cleared derivatives(2)	8,722	47	(39)	—	8
Liability positions with credit exposure:
Uncleared derivatives
AA	777	(1)	1	—	—
A	3,951	(12)	13	—	1
BBB	25	(1)	1	—	—
Cleared derivatives(2)	48,141	(7)	26	—	19
Total derivative positions with credit exposure to nonmember counterparties	66,474	115	(82)	—	33
Member institutions(3)	5	—	—	—	—
Total	66,479	$115	$(82)	$—	$33
Derivative positions without credit exposure	13,310
Total notional	$79,789

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Member institutions include mortgage delivery commitments with members.

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

Total Bank Market Risk

Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. As presented below, the Bank no longer measures, monitors, or reports on the net portfolio value of capital sensitivity analysis.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of December 31, 2016.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2016	December 31, 2015
+200 basis-point change above current rates	–4.3%	–5.0%
+100 basis-point change above current rates	–2.0	–2.3
–100 basis-point change below current rates(2)	+2.5	+2.8
–200 basis-point change below current rates(2)	+6.3	+9.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2016, are comparable in the rising rate scenarios and show lower favorable sensitivity in the declining 200-basis-point rate change scenario compared to the estimates as of December 31, 2015. The primary factor contributing to the change in the sensitivity profile in the declining 200-basis-point rate change scenario is the impact associated with higher interest rates. LIBOR interest rates as of December 31, 2016, were 32 basis points higher for the 1-year term, 24 basis points higher for the 5-year term, and 15 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 218% as of December 31, 2016.

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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at December 31, 2016 and 2015.

Total Bank Duration Gap Analysis

	December 31, 2016		December 31, 2015
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$91,941	6	$85,698	7
Liabilities	86,404	5	80,802	6
Net	$5,537	1	$4,896	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The Bank generally purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Purchases of long-term fixed rate MBS have been relatively limited. In 2016, all MBS purchases were agency adjustable rate MBS. Any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2016 and 2015.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2016	December 31, 2015
+200 basis-point change	–2.2%	–3.0%
+100 basis-point change	–1.0	–1.4
–100 basis-point change(2)	+1.3	+2.0
–200 basis-point change(2)	+3.8	+4.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2016, are comparable to the estimates as of December 31, 2015. LIBOR interest rates as of December 31, 2016, were 32 basis points higher for the 1-year term, 24 basis points higher for the 5-year term, and 15 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2016 and 2015.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2016	December 31, 2015
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,880	$10,758
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	1
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,432	672
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,681	2,365
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,677	3,557
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	30	80
Subtotal Economic Hedges(1)			6,822	6,675
Total			18,702	17,433
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	8,371	15,857
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	6,550	2,034
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	590	1,915
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	—	100
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	500	14,986
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	170
Subtotal Economic Hedges(1)			7,640	19,205
Total			16,011	35,062

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2016	December 31, 2015
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	490	495
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	685	2,070
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	950	2,270
Subtotal Economic Hedges(1)			1,635	4,340
Total			2,125	4,835
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,535	1,355
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	23,244	17,572
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	450	720
Total			25,229	19,647
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	525
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	2,150	2,150
Total			2,900	2,675
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	89	132
Total			89	132
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	13	5
Total			13	5
Total Notional Amount			$65,069	$79,789

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

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2016 and 2015.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,880	$23	$(22)	$—	$1
Non-callable bonds	8,371	7	(8)	—	(1)
Callable bonds	490	(1)	2	—	1
Subtotal	20,741	29	(28)	—	1
Not qualifying for hedge accounting:
Advances	6,822	—	—	2	2
Non-callable bonds	7,640	—	—	(1)	(1)
Callable bonds	1,635	(16)	—	10	(6)
Discount notes	25,229	29	—	—	29
FFCB bonds	750	(1)	—	—	(1)
MBS	2,150	6	—	—	6
Mortgage delivery commitments	13	—	—	—	—
Offsetting derivatives	89	—	—	—	—
Subtotal	44,328	18	—	11	29
Total excluding accrued interest	65,069	47	(28)	11	30
Accrued interest	—	12	(10)	6	8
Total	$65,069	$59	$(38)	$17	$38

December 31, 2015
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,758	$(40)	$39	$—	$(1)
Non-callable bonds	15,857	140	(140)	—	—
Callable bonds	495	2	1	—	3
Subtotal	27,110	102	(100)	—	2
Not qualifying for hedge accounting:
Advances	6,675	(38)	—	31	(7)
Non-callable bonds	19,205	16	—	(2)	14
Callable bonds	4,340	(14)	—	25	11
Discount notes	19,647	6	—	—	6
FFCB bonds	525	—	—	—	—
MBS	2,150	6	—	—	6
Mortgage delivery commitments	5	—	—	—	—
Offsetting derivatives	132	—	—	—	—
Subtotal	52,679	(24)	—	54	30
Total excluding accrued interest	79,789	78	(100)	54	32
Accrued interest	—	35	(28)	2	9
Total	$79,789	$113	$(128)	$56	$41

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

At December 31, 2016, the Bank had $49.8 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $204.2 billion. At December 31, 2015, the Bank had $50.9 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $195.3 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2016, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of December 31, 2016 and 2015. For MPF Plus loans, the Bank established an allowance for credit losses totaling de minimis amounts as of December 31, 2016 and 2015.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of December 31, 2016 and 2015, and for MPF Plus loans totaling de minimis amounts as of December 31, 2016 and 2015.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2016 and 2015.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2016 and 2015, were repaid or are expected to be repaid according to the contractual terms.

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of potential nonperformance by counterparties to the derivative agreements. All uncleared derivatives with counterparties that are members of the Bank and that are not derivative dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivative dealer counterparties, the Bank selects only highly rated derivative dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivative dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. In addition, the Bank is subject to nonperformance by the clearinghouse(s) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent to the clearinghouse exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2016:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2016, the Bank measured its REO and certain impaired mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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

For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of OTTI credit charges along with the net interest income associated with the securities’ effective yield in net interest income in the Statement of Income. The total accretion or amortization associated with OTTI credit charges was $101 million, $82 million, and $66 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted upward on a prospective basis when there is a significant increase in the expected cash flows. This accretion, included in the total accretion or amortization amounts above, totaled $81 million, $74 million, and $68 million for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, on a cumulative basis, the Bank had recognized $1.4 billion in credit-related OTTI in its Statements of Income. Each reporting period, these losses were based on the Bank’s then-current best estimates of lifetime losses on each security determined to be other-than-temporarily impaired. As housing prices, mortgage credit conditions, and other key inputs into the Bank’s OTTI assumptions and estimates have improved, the Bank has seen significant increases in expected cash flows on previously other-than-temporarily-impaired securities. Based on the Bank’s current assumptions and estimates, the Bank’s estimate of lifetime losses on its other-than-temporarily-impaired securities as of December 31, 2016, is $727 million. As a result of the increases in expected cash flows and resulting decreases in estimated lifetime losses, the number of securities for which the yield has been adjusted on a prospective basis has increased. As the Bank’s estimates and assumptions are updated each reporting period, the amount of improvement or decrement in expected cash flows will change each period. In addition, the number of securities with a significant improvement in cash flows and the prospective accretion of the increase in expected cash flows will vary each period. As of December 31, 2016, the Bank estimates that it will accrete approximately $513 million of additional interest income associated with the reduction in OTTI losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement, and actual results may differ materially from the Bank’s current estimation.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 10.0% over the 12-month period beginning October 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For the years ended December 31, 2016, 2015, and 2014, the Bank recorded a credit-related OTTI charge of $16 million, $15 million, and $4 million, respectively.

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

Recent Developments

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Federal Housing Finance Agency (Finance Agency) proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the “Bank Act”) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

The Bank submitted a comment letter on the proposed rule on November 18, 2016. The Bank is continuing to assess the effect of the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.

Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the Finance Agency are only permitted if they relate to:

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

The Bank submitted a joint comment letter with the other FHLBanks and the Office of Finance on the proposed rule on December 21, 2016. The Bank is continuing to assess the effect of the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.

Acquired Member Assets. On December 19, 2016, the Finance Agency issued the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to use its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member up to the FHLBank-determined “AMA investment grade” instead of a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance (SMI) or pool level insurance once an FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the final rule will materially affect the Bank.

New Business Activities. On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, limits the type of new business activities (NBAs) for which an FHLBank must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the process for Finance Agency review of NBA notices. Under the final rule, acceptance of new types of legally permissible collateral by an FHLBank would not constitute a new business activity or require prior approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of its annual examination of the FHLBank.
The Bank does not anticipate that the final rule will materially affect the Bank.

Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment, and contracting. The proposed amendments would:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through capital markets transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

The Bank submitted a joint comment letter with the other FHLBanks and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contracting requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $989.3 billion at December 31, 2016, and $905.2 billion at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $83.7 billion at December 31, 2016, and $79.4 billion at December 31, 2015. The Bank had committed to the issuance of $1.5 billion and $410 million in consolidated obligations at December 31, 2016 and 2015, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2016, the Bank had $6 million in advance commitments and $15.2 billion in standby letters of credit outstanding. At December 31, 2015, the Bank had $10 million in advance commitments and $12.3 billion in standby letters of credit outstanding.

For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Contractual Obligations

The following table summarizes the Bank’s contractual obligations as of December 31, 2016, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

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

Contractual Obligations

(In millions)
December 31, 2016
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$33,879	$11,915	$2,405	$2,021	$50,220
Mandatorily redeemable capital stock	—	—	379	78	457
Operating leases	4	8	2	—	14
Pension and post-retirement contributions	3	5	2	18	28
Commitments to fund/purchase mortgage loans	13	—	—	—	13
Total contractual obligations	$33,899	$11,928	$2,788	$2,117	$50,732

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2016, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “FHLBank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 10, 2017

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$2	$1,637
Interest-bearing deposits	590	—
Securities purchased under agreements to resell	15,500	10,000
Federal funds sold	4,214	4,626
Trading securities(a)	2,066	1,433
Available-for-sale (AFS) securities(a)	4,489	5,414
Held-to-maturity (HTM) securities (fair values were $14,141 and $10,821, respectively)(a)	14,127	10,802
Advances (includes $3,719 and $3,677 at fair value under the fair value option, respectively)	49,845	50,919
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	826	655
Accrued interest receivable	79	56
Premises, software, and equipment, net	33	32
Derivative assets, net	66	44
Other assets	104	80
Total Assets	$91,941	$85,698
Liabilities:
Deposits	$169	$127
Consolidated obligations:
Bonds (includes $1,507 and $4,233 at fair value under the fair value option, respectively)	50,224	51,827
Discount notes	33,506	27,647
Total consolidated obligations	83,730	79,474
Mandatorily redeemable capital stock	457	488
Borrowings from other Federal Home Loan Banks (FHLBanks)	1,345	—
Accrued interest payable	67	80
Affordable Housing Program (AHP) payable	205	172
Derivative liabilities, net	2	6
Other liabilities	429	455
Total Liabilities	86,404	80,802
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 23 shares, respectively	2,370	2,253
Unrestricted retained earnings	888	610
Restricted retained earnings	2,168	2,018
Total Retained Earnings	3,056	2,628
Accumulated other comprehensive income/(loss) (AOCI)	111	15
Total Capital	5,537	4,896
Total Liabilities and Capital	$91,941	$85,698

(a)	At December 31, 2016 and 2015, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Interest Income:
Advances	$477	$291	$299
Prepayment fees on advances, net	5	8	6
Interest-bearing deposits	2	—	—
Securities purchased under agreements to resell	12	3	1
Federal funds sold	29	9	11
Trading securities	10	5	6
AFS securities	262	264	278
HTM securities	251	293	362
Mortgage loans held for portfolio	30	33	42
Total Interest Income	1,078	906	1,005
Interest Expense:
Consolidated obligations:
Bonds	410	317	326
Discount notes	136	46	20
Deposits	1	1	—
Mandatorily redeemable capital stock	60	65	120
Total Interest Expense	607	429	466
Net Interest Income	471	477	539
Provision for/(reversal of) credit losses on mortgage loans	—	1	—
Net Interest Income After Mortgage Loan Loss Provision	471	476	539
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(26)	(31)	(14)
Net amount of OTTI loss reclassified to/(from) AOCI	10	16	10
Net OTTI loss, credit-related	(16)	(15)	(4)
Net gain/(loss) on trading securities	4	(2)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(40)	(50)	(93)
Net gain/(loss) on derivatives and hedging activities	9	(16)	(64)
Gains on litigation settlements, net	510	459	—
Other	18	12	8
Total Other Income/(Loss)	485	388	(154)
Other Expense:
Compensation and benefits	74	67	63
Other operating expense	74	71	69
Federal Housing Finance Agency	6	6	7
Office of Finance	4	4	5
Total Other Expense	158	148	144
Income/(Loss) Before Assessment	798	716	241
AHP Assessment	86	78	36
Net Income/(Loss)	$712	$638	$205

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Net Income/(Loss)	$712	$638	$205
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	(2)	(2)	(5)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	(1)	—
Net change in fair value of other-than-temporarily impaired securities	103	(29)	209
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	(15)	(10)
Total net non-credit-related OTTI gain/(loss) on AFS securities	93	(45)	199
Net non-credit-related OTTI gain/(loss) on HTM securities:
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	(1)	—
Accretion of non-credit-related OTTI loss	5	6	7
Non-credit-related OTTI loss transferred to AFS securities	—	1	—
Total net non-credit-related OTTI gain/(loss) on HTM securities	5	6	7
Total other comprehensive income/(loss)	96	(41)	201
Total Comprehensive Income/(Loss)	$808	$597	$406

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2013	35	$3,460	$2,077	$317	$2,394	$(145)	$5,709
Comprehensive income/(loss)			(12)	217	205	201	406
Issuance of capital stock	8	762					762
Repurchase of capital stock	(10)	(941)					(941)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (7.02%)				(240)	(240)		(240)
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Comprehensive income/(loss)			103	535	638	(41)	597
Issuance of capital stock	8	829					829
Repurchase of capital stock	(14)	(1,439)					(1,439)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(4)	(415)					(415)
Transfers from restricted retained earnings			(150)	150	—		—
Cash dividends paid on capital stock (12.39%)				(369)	(369)		(369)
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			150	562	712	96	808
Issuance of capital stock	9	926					926
Repurchase of capital stock	(7)	(753)					(753)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(56)					(56)
Cash dividends paid on capital stock (12.33%)				(284)	(284)		(284)
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net Income /(Loss)	$712	$638	$205
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(82)	(80)	(90)
Provision for/(reversal of) credit losses on mortgage loans	—	1	—
Change in net fair value of trading securities	(4)	2	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	40	50	93
Change in net derivatives and hedging activities	(24)	(33)	(64)
Net OTTI loss, credit-related	16	15	4
Net change in:
Accrued interest receivable	(22)	16	18
Other assets	(21)	(9)	(4)
Accrued interest payable	(17)	(20)	1
Other liabilities	(16)	109	1
Total adjustments	(130)	51	(40)
Net cash provided by/(used in) operating activities	582	689	165
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	294	(404)	(352)
Securities purchased under agreements to resell	(5,500)	(9,000)	(1,000)
Federal funds sold	412	2,877	(5)
Premises, software, and equipment	(13)	(12)	(12)
Trading securities:
Proceeds from maturities of long-term	277	2,339	582
Purchases of long-term	(1,155)	—	(899)
AFS securities:
Proceeds from maturities of long-term	1,104	996	938
HTM securities:
Net (increase)/decrease in short-term	(1,350)	—	1,660
Proceeds from maturities of long-term	2,927	2,746	2,504
Purchases of long-term	(4,639)	—	(207)
Advances:
Principal collected	1,414,120	1,057,469	780,733
Made to members	(1,413,136)	(1,069,480)	(775,375)
Mortgage loans held for portfolio:
Principal collected	175	184	200
Purchases	(343)	(131)	(4)
Proceeds from sales of foreclosed assets	3	4	3
Net cash provided by/(used in) investing activities	(6,824)	(12,412)	8,766

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Cash Flows from Financing Activities:
Net change in:
Deposits	(923)	262	254
Borrowings from other FHLBanks	1,345	—	—
Net (payments)/proceeds on derivative contracts with financing elements	9	17	14
Net proceeds from issuance of consolidated obligations:
Bonds	40,041	38,935	31,415
Discount notes	136,608	106,536	104,611
Payments for matured and retired consolidated obligations:
Bonds	(41,514)	(33,968)	(37,446)
Discount notes	(130,761)	(100,717)	(106,991)
Proceeds from issuance of capital stock	926	829	762
Payments for repurchase/redemption of mandatorily redeemable capital stock	(87)	(646)	(1,355)
Payments for repurchase of capital stock	(753)	(1,439)	(941)
Cash dividends paid	(284)	(369)	(240)
Net cash provided by/(used in) financing activities	4,607	9,440	(9,917)
Net increase/(decrease) in cash and due from banks	(1,635)	(2,283)	(986)
Cash and due from banks at beginning of the period	1,637	3,920	4,906
Cash and due from banks at end of the period	$2	$1,637	$3,920
Supplemental Disclosures:
Interest paid	$578	$412	$457
AHP payments	53	53	40
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	1	2	3
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	15	—
Transfers of capital stock to mandatorily redeemable capital stock	56	415	3

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 11 regional Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase capital stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock. To access the Bank's products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors.

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

Reclassifications of Prior Period Amounts Related to Concessions on Consolidated Obligations. On January 1, 2016, the Bank retrospectively adopted the guidance, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. Unamortized concessions were $7 and $9 at December 31, 2016 and 2015, respectively. Prior to the adoption of the guidance, unamortized concessions were included in “Other assets.” Upon adoption of the guidance, unamortized concessions were reclassified as a reduction in the balance of the corresponding consolidated obligations, consistent with the presentation of discounts on consolidated obligations.

As a result of adopting this guidance, $9 of unamortized concessions included in “Other assets” at December 31, 2015, was reclassified as a reduction in the balance of the corresponding consolidated obligations to conform to the financial statement presentation on the Bank’s Statements of Condition as of December 31, 2016. The reclassification resulted in a decrease of $1 in “Consolidated obligation discount notes” and of $8 in “Consolidated obligation bonds” at December 31, 2015. Accordingly, the Bank’s total assets and total liabilities each decreased by $9 at December 31, 2015. The adoption of this guidance did not have any effect on the Bank’s results of operations and cash flows.

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

Interest-bearing Deposits. This investment provides short-term liquidity and is carried at cost. Interest-bearing deposits include interest-bearing deposits in banks not meeting the definition of a security. Interest income on interest-bearing deposits is accrued as earned and recorded in interest income on the Statements of Income.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2016, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) from its participating members under the MPF Government product. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the first loss account, and the participating financial institution assuming credit losses in excess of the first loss account, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

See Note 10 – Allowance for Credit Losses for more information.

Impairment Methodology on Mortgage Loans. A mortgage loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.

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

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2016, the Bank’s other assets included $1 of REO resulting from foreclosure of 12 mortgage loans held by the Bank. At December 31, 2015, the Bank’s other assets included $2 of REO resulting from foreclosure of 21 mortgage loans held by the Bank.

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $61 and $52 at December 31, 2016 and 2015, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $12 for 2016, $8 for 2015, and $9 for 2014. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software, and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2016, 2015, and 2014, respectively.

The cost of computer software developed or obtained for internal use is capitalized and depreciated over future periods. At December 31, 2016 and 2015, the Bank had $17 and $18 in unamortized computer software costs respectively. Depreciation of computer software costs charged to expense was $8, $6, and $7 in 2016, 2015, and 2014, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $13, $7, and $6, in 2016, 2015, and 2014, respectively.

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Classification of Certain Cash Receipts and Cash Payments
On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statements of Cash Flows. This

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. The guidance should be applied using a retrospective transition method to each period presented. The Bank does not intend to adopt this new guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s cash flows has not yet been determined. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.
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

The guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, the entities are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is still in the process of evaluating this guidance, the Bank expects the adoption of the guidance will result in an increase in the allowance for credit losses given the requirement to assess losses for the entire estimated life of the financial asset, including an allowance for debt securities. The effect on the Bank’s financial condition, results of operations, and cash flows will depend on the composition of financial assets held by the Bank at the adoption date, as well as on economic conditions and forecasts at that time.
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under U.S. GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption was permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions. The Bank elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

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

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank does not intend to adopt this new guidance early. Upon adoption, the Bank expects to report higher assets and liabilities as a result of recording right-of-use assets and lease liabilities for its existing leases on the Statements of Condition. The Bank is still in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

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

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the Statements of Condition as of the beginning of the period of adoption. The Bank does not intend to adopt this new guidance early. The Bank is still in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the Statements of Condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of this guidance resulted in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition. This guidance became effective for the Bank for the interim and annual periods beginning January 1, 2016, and was adopted retrospectively. See Note 1 – Summary of Significant Accounting Policies for discussion of the impact of reclassifications of prior period amounts.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance became effective for the Bank for the annual period ending after December 15, 2016, and for the annual and interim periods thereafter. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, cash flows, or financial statement disclosures.

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

The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, applied retrospectively to each prior reporting period presented; or a modified retrospective method, with the cumulative effect of retrospectively applying this guidance recognized at the date of initial application. .

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. In 2016, the FASB issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance is effective for the Bank for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. The Bank does not intend to adopt this new guidance early. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other accounting guidance under U.S. GAAP, the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $44 for 2016 and $41 for 2015.

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2016 and 2015, was as follows:

	2016	2015
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,058	$1,424
MBS – Other U.S. obligations – Ginnie Mae	8	9
Total	$2,066	$1,433

The net unrealized gain/(loss) on trading securities was $4, $(2), and $(1) for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of December 31, 2016 and 2015, were as follows:

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$413	$(1)	$22	$—	$434
Alt-A, option ARM	853	(31)	77	(2)	897
Alt-A, other	3,087	(82)	154	(1)	3,158
Total	$4,353	$(114)	$253	$(3)	$4,489

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$489	$(1)	$23	$—	$511
Alt-A, option ARM	956	(37)	64	(3)	980
Alt-A, other	3,926	(127)	135	(11)	3,923
Total	$5,371	$(165)	$222	$(14)	$5,414

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At December 31, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $941. At December 31, 2015, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $1,023.

The following table summarizes the AFS securities with unrealized losses as of December 31, 2016 and 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$14	$1	$14	$1
Alt-A, option ARM	14	—	249	33	263	33
Alt-A, other	57	—	1,048	83	1,105	83
Total	$71	$—	$1,311	$117	$1,382	$117

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$25	$1	$25	$1
Alt-A, option ARM	—	—	435	40	435	40
Alt-A, other	168	2	1,521	136	1,689	138
Total	$168	$2	$1,981	$177	$2,149	$179

As indicated in the tables above, as of December 31, 2016, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$1,350	$—	$1,350	$—	$—	$1,350
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	225	—	225	—	(18)	207
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	951	—	951	5	(1)	955
GSEs – single-family:
Freddie Mac	2,793	—	2,793	23	(15)	2,801
Fannie Mae	5,037	—	5,037	47	(14)	5,070
Subtotal GSEs – single-family	7,830	—	7,830	70	(29)	7,871
GSEs – multifamily:
Freddie Mac	1,556	—	1,556	—	(1)	1,555
Fannie Mae	1,058	—	1,058	—	(1)	1,057
Subtotal GSEs – multifamily	2,614	—	2,614	—	(2)	2,612
Subtotal GSEs	10,444	—	10,444	70	(31)	10,483
PLRMBS:
Prime	707	—	707	2	(15)	694
Alt-A, other	459	(9)	450	11	(9)	452
Subtotal PLRMBS	1,166	(9)	1,157	13	(24)	1,146
Total MBS	12,561	(9)	12,552	88	(56)	12,584
Total	$14,136	$(9)	$14,127	$88	$(74)	$14,141

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$275	$—	$275	$—	$(33)	$242
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	1,227	—	1,227	4	(3)	1,228
GSEs – single-family:
Freddie Mac	3,677	—	3,677	39	(20)	3,696
Fannie Mae	4,136	—	4,136	70	(12)	4,194
Subtotal GSEs	7,813	—	7,813	109	(32)	7,890
PLRMBS:
Prime	905	—	905	—	(27)	878
Alt-A, other	596	(14)	582	14	(13)	583
Subtotal PLRMBS	1,501	(14)	1,487	14	(40)	1,461
Total MBS	10,541	(14)	10,527	127	(75)	10,579
Total	$10,816	$(14)	$10,802	$127	$(108)	$10,821

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At December 31, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $29, discounts of $34, and credit-related OTTI of $8. At December 31, 2015, the amortized cost of the Bank’s MBS classified as HTM included premiums of $39, discounts of $42, and credit-related OTTI of $8.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2016 and 2015. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$193	$18	$193	$18
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	190	1	—	—	190	1
GSEs – single-family:
Freddie Mac	1,498	15	3	—	1,501	15
Fannie Mae	2,665	12	96	2	2,761	14
Subtotal GSEs – single-family	4,163	27	99	2	4,262	29
GSEs – multifamily:
Freddie Mac	1,007	1	—	—	1,007	1
Fannie Mae	387	1	—	—	387	1
Subtotal GSEs – multifamily	1,394	2	—	—	1,394	2
Subtotal GSEs	5,557	29	99	2	5,656	31
PLRMBS:
Prime	1	—	517	15	518	15
Alt-A, other	—	—	452	18	452	18
Subtotal PLRMBS	1	—	969	33	970	33
Total MBS	5,748	30	1,068	35	6,816	65
Total	$5,748	$30	$1,261	$53	$7,009	$83

December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$240	$33	$240	$33
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	799	3	2	—	801	3
GSEs – single-family:
Freddie Mac	1,736	20	20	—	1,756	20
Fannie Mae	1,095	9	154	3	1,249	12
Subtotal GSEs	2,831	29	174	3	3,005	32
PLRMBS:
Prime	165	1	676	26	841	27
Alt-A, other	10	—	573	27	583	27
Subtotal PLRMBS	175	1	1,249	53	1,424	54
Total MBS	3,805	33	1,425	56	5,230	89
Total	$3,805	$33	$1,665	$89	$5,470	$122

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2016 and 2015, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,350	$1,350	$1,350
Due after 5 years through 10 years	35	35	34
Due after 10 years	190	190	173
Subtotal	1,575	1,575	1,557
MBS	12,561	12,552	12,584
Total	$14,136	$14,127	$14,141

December 31, 2015
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 5 years through 10 years	$60	$60	$56
Due after 10 years	215	215	186
Subtotal	275	275	242
MBS	10,541	10,527	10,579
Total	$10,816	$10,802	$10,821

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2016, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying loan collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The OTTI Governance Committee of the FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 10.0% over the 12-month period beginning October 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For securities determined to be other-than-temporarily impaired as of December 31, 2016 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2016, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime
2006	12.1	17.3	30.9	—
Total Prime	12.1	17.3	30.9	—
Alt-A, option ARM
2007	7.0	30.1	40.0	22.2
Total Alt-A, option ARM	7.0	30.1	40.0	22.2
Alt-A, other
2007	10.1	27.0	37.3	2.8
2006	10.6	19.7	37.2	26.6
2005	13.5	13.7	37.4	4.5
Total Alt-A, other	11.6	20.2	37.3	7.2
Total	10.6	22.3	37.9	10.4

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Balance, beginning of the period	$1,255	$1,314	$1,378
Additional charges on securities for which OTTI was previously recognized(1)	16	15	4
Securities matured during the period (2)	(7)	—	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(81)	(74)	(68)
Balance, end of the period	$1,183	$1,255	$1,314

(1)
For the year ended December 31, 2016, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2016. For the year ended December 31, 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2015. For the year ended December 31, 2014, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2014.

(2) Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.
(3) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $101, $82, and $66 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the year ended December 31, 2016. The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the year ended December 31, 2015. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio.

	2015
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$4	$—	$—	$4
Alt-A, option ARM	12	(1)	—	11
Total	$16	$(1)	$—	$15

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2016 and 2015, by loan collateral type:

December 31, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$498	$413	$434	$—	$—	$—	$—
Alt-A, option ARM	1,134	853	897	—	—	—	—
Alt-A, other	3,650	3,087	3,158	93	88	79	91
Total	$5,282	$4,353	$4,489	$93	$88	$79	$91

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2015
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$591	$489	$511	$—	$—	$—	$—
Alt-A, option ARM	1,269	956	980	—	—	—	—
Alt-A, other	4,524	3,926	3,923	111	107	93	107
Total	$6,384	$5,371	$5,414	$111	$107	$93	$107

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2016, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2016, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2016, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2016, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.43% to 8.57% at December 31, 2016, and 0.25% to 8.57% at December 31, 2015, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016		2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,902	0.78%	$24,807	0.59%
After 1 year through 2 years	7,608	1.36	4,252	1.19
After 2 years through 3 years	9,410	1.22	6,208	1.19
After 3 years through 4 years	2,083	1.39	6,877	0.89
After 4 years through 5 years	6,423	1.24	2,022	1.11
After 5 years	1,431	2.60	6,675	1.11
Total par value	49,857	1.09%	50,841	0.84%
Valuation adjustments for hedging activities	(22)		40
Valuation adjustments under fair value option	10		38
Total	$49,845		$50,919

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,647 at December 31, 2016, and $3,510 at December 31, 2015. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $15,505 at December 31, 2016, and $15,425 at December 31, 2015.

The Bank’s advances at December 31, 2016 and 2015, included $125 and $140 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at December 31, 2016 and 2015, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2016	2015	2016	2015
Within 1 year	$25,784	$25,983	$22,927	$24,947
After 1 year through 2 years	11,078	6,124	7,583	4,152
After 2 years through 3 years	4,465	8,432	9,410	6,168
After 3 years through 4 years	5,782	3,173	2,083	6,877
After 4 years through 5 years	1,421	5,706	6,423	2,022
After 5 years	1,327	1,423	1,431	6,675
Total par value	$49,857	$50,841	$49,857	$50,841

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2016 and 2015. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016

Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,807	30%	$119	23%
Bank of the West	7,305	14	49	9
First Republic Bank	5,900	12	70	13
CIT Bank, N.A.(4)	2,411	5	28	5
Star One Credit Union	2,024	4	27	5
Subtotal	32,447	65	293	55
Others	17,410	35	240	45
Total par value	$49,857	100%	$533	100%

December 31, 2015

Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)(3)	$14,813	29%	$65	16%
Bank of the West	6,791	13	27	7
First Republic Bank	4,000	8	75	19
CIT Bank, N.A.(4)	3,113	6	19	5
Citibank, N.A.(2)	3,000	6	5	1
Subtotal	31,717	62	191	48
Others	19,124	38	207	52
Total par value	$50,841	100%	$398	100%

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

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2016 and 2015, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016	2015
Par value of advances:
Fixed rate:
Due within 1 year	$13,486	$13,073
Due after 1 year	10,845	9,381
Total fixed rate	24,331	22,454
Adjustable rate:
Due within 1 year	9,416	11,734
Due after 1 year	16,110	16,653
Total adjustable rate	25,526	28,387
Total par value	$49,857	$50,841

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2016 or 2015. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2016, 2015, and 2014, as follows:

	2016	2015	2014
Prepayment fees received	$6	$28	$16
Fair value adjustments	(1)	(20)	(10)
Net	$5	$8	$6
Advance principal prepaid	$3,459	$2,229	$1,650

Note 9 — Mortgage Loans Held for Portfolio

Under the MPF® Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the FHA or guaranteed by the Department of VA under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. As of December 31, 2016, the Bank had approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of December 31, 2016 and 2015, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2016	2015
Fixed rate medium-term mortgage loans	$55	$100
Fixed rate long-term mortgage loans	759	553
Subtotal	814	653
Unamortized premiums	18	10
Unamortized discounts	(6)	(8)
Mortgage loans held for portfolio	826	655
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$826	$655

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

For taking on the credit enhancement obligation, the Bank pays the participating financial institution or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling de minimis amounts in 2016 and 2015, and $1 in 2014.

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

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2016 and 2015, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2016, and 2015, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2016 and 2015.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2016, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during 2016 or from January 1, 2017, to February 28, 2017.

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
The following table presents information on delinquent mortgage loans as of December 31, 2016 and 2015.

	2016	2015
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$7	$10
60 – 89 days delinquent	3	5
90 days or more delinquent	15	18
Total past due	25	33
Total current loans	805	625
Total mortgage loans	$830	$658
In process of foreclosure, included above(2)	$5	$7
Nonaccrual loans	$15	$18
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	1.79%	2.76%

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2016	2015	2014
Balance, beginning of the period	$—	$1	$2
(Charge-offs)/recoveries	—	(2)	(1)
Provision for/(reversal of) credit losses	—	1	—
Balance, end of the period	$—	$—	$1

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016	2015
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$—
Recorded investment, end of period:
Individually evaluated for impairment	$12	$14
Collectively evaluated for impairment	818	644
Total recorded investment	$830	$658

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2016			2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$12	$12	$—	$13	$13	$—
With an allowance	—	—	—	1	1	—
Total	$12	$12	$—	$14	$14	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2016	2015
With no related allowance	$12	$15
With an allowance	—	1
Total	$12	$16

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of December 31, 2016 and 2015. For MPF Plus loans, the Bank established an allowance for credit losses totaling de minimis amounts as of December 31, 2016 and 2015.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of December 31, 2016 and 2015, and for MPF Plus loans totaling de minimis amounts as of December 31, 2016 and 2015.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $3 as of December 31, 2016, and $3 as of December 31, 2015. During 2016 and 2015, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2016 and 2015, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits classified as demand and overnight as of December 31, 2016 and 2015, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016	2015
Interest-bearing deposits:
Demand and overnight	$167	$124
Total interest-bearing deposits	167	124
Non-interest-bearing deposits	2	3
Total	$169	$127

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2016 and 2015, are detailed in the following table:

	2016		2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposit – Adjustable rate	$167	0.01%	$124	0.01%
Non-interest-bearing deposits	2		3
Total	$169		$127

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

Consolidated obligation bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks. The maturity of consolidated obligation bonds generally ranges from 6 months to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature.

The par value of the outstanding consolidated obligations of the FHLBanks was $989,311 at December 31, 2016, and $905,202 at December 31, 2015. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2016, the Bank had qualifying assets totaling $91,738, and the Bank's participation in consolidated obligations outstanding was $83,730.

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR and others. In addition,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond indexed to LIBOR.

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

•
Range bonds, which have coupons at fixed or variable rates and pay the fixed or variable rate as long as the index rate is within the established range, but generally pay zero percent or a minimal interest rate if the specified index rate is outside the established range.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2016 and 2015.

	2016		2015
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$33,879	0.82%	$29,114	1.03%
After 1 year through 2 years	10,597	0.99	11,264	0.91
After 2 years through 3 years	1,318	1.32	5,162	1.28
After 3 years through 4 years	1,055	1.84	1,430	1.44
After 4 years through 5 years	1,350	1.59	1,740	1.67
After 5 years	2,021	2.42	2,982	2.43
Total par value	50,220	0.98%	51,692	1.14%
Unamortized premiums	15		27
Unamortized discounts	(9)		(17)
Valuation adjustments for hedging activities	6		142
Fair value option valuation adjustments	(8)		(17)
Total	$50,224		$51,827

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $4,670 at December 31, 2016, and $8,005 at December 31, 2015. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $2,125 at December 31, 2016, and $4,835 at December 31, 2015. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds at December 31, 2016 and 2015, was as follows:

	2016	2015
Par value of consolidated obligation bonds:
Non-callable	$45,550	$43,687
Callable	4,670	8,005
Total par value	$50,220	$51,692

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2016 and 2015, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2016	2015
Within 1 year	$38,099	$36,469
After 1 year through 2 years	10,747	10,914
After 2 years through 3 years	743	3,282
After 3 years through 4 years	455	455
After 4 years through 5 years	85	395
After 5 years	91	177
Total par value	$50,220	$51,692

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2016		2015
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$33,529	0.46%	$27,663	0.25%
Unamortized discounts	(23)		(16)
Total	$33,506		$27,647

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2016 and 2015, are detailed in the following table.

	2016	2015
Par value of consolidated obligations:
Bonds:
Fixed rate	$15,960	$28,942
Adjustable rate	33,435	20,815
Step-up	515	1,110
Step-down	200	550
Fixed rate that converts to adjustable rate	10	175
Range bonds	100	100
Total bonds, par value	50,220	51,692
Discount notes, par value	33,529	27,663
Total consolidated obligations, par value	$83,749	$79,355

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

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2016 or 2015. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

Note 13 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for AHP).

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2016, 2015, or 2014. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2016, 2015, or 2014.

The Bank's total AHP assessments equaled $86, $78, and $36 during 2016, 2015, and 2014, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2016	2015	2014
Balance, beginning of the period	$172	$147	$151
AHP assessments	86	78	36
AHP grant payments	(53)	(53)	(40)
Balance, end of the period	$205	$172	$147

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All subsidies were distributed in the form of direct grants in 2016, 2015, and 2014.

Note 14 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2016, 2015, and 2014:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2013	$(111)	$(27)	$(7)	$(145)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(5)	(5)
Non-credit-related OTTI loss	(10)	—		(10)
Net change in fair value	209			209
Accretion of non-credit-related OTTI loss		7		7
Net current period other comprehensive income/(loss)	199	7	(5)	201
Balance, December 31, 2014	88	(20)	(12)	56
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	(18)	(1)		(19)
Non-credit-related OTTI loss transferred	(1)	1		—
Net change in fair value	(29)			(29)
Accretion of non-credit-related OTTI loss		6		6
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	3	—		3
Net current period other comprehensive income/(loss)	(45)	6	(2)	(41)
Balance, December 31, 2015	43	(14)	(14)	15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	(17)	—		(17)
Net change in fair value	103			103
Accretion of non-credit-related OTTI loss		5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	7	—		7
Net current period other comprehensive income/(loss)	93	5	(2)	96
Balance, December 31, 2016	$136	$(9)	$(16)	$111

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

As of December 31, 2016, and 2015, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2016		2015
	Required	Actual	Required	Actual
Risk-based capital	$2,241	$5,883	$2,684	$5,369
Total regulatory capital	$3,678	$5,883	$3,428	$5,369
Total regulatory capital ratio	4.00%	6.40%	4.00%	6.26%
Leverage capital	$4,597	$8,825	$4,285	$8,054
Leverage ratio	5.00%	9.60%	5.00%	9.40%

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

The Bank had mandatorily redeemable capital stock totaling $457 outstanding to six institutions at December 31, 2016, and $488 outstanding to nine institutions at December 31, 2015. The change in mandatorily redeemable capital stock for the years ended December 31, 2016, 2015, and 2014 was as follows:

	2016	2015	2014
Balance at the beginning of the period	$488	$719	$2,071
Reclassified from/(to) capital during the period(1)	56	415	3
Redemption of mandatorily redeemable capital stock	(28)	(53)	(296)
Repurchase of excess mandatorily redeemable capital stock	(59)	(593)	(1,059)
Balance at the end of the period	$457	$488	$719

(1)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with and into JPMorgan Chase, a nonmember of the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $60, $65 and $120 for the years ended December 31, 2016, 2015, and 2014 respectively.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2016 and 2015.

Contractual Redemption Period	2016	2015
Within 1 year	$—	$82
After 1 year through 2 years	—	1
After 3 years through 4 years	379	—
After 4 years through 5 years	—	381
Past contractual redemption date because of remaining activity(1)	78	24
Total	$457	$488

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance
Agency, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) is reviewed at least annually by the Bank's Board of Directors. The Framework summarizes the Bank’s capital management principles and objectives, as well as its policies and practices, with respect to retained earnings, dividend payments, and the repurchase of excess capital stock.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 218% as of December 31, 2016.

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

Retained Earnings Related to Valuation Adjustments – In accordance with the Framework, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments).

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

Retained Earnings Related to Loss Protection and Capital Compliance – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, a cumulative net loss related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, a significant amount of additional credit-related OTTI on PLRMBS, or some combination of these effects, especially in periods of extremely low net income, and to maintain capital compliance.

On July 31, 2015, the Board of Directors set the required amount of restricted retained earnings for loss protection and capital compliance at $2,000. Restricted retained earnings available to meet this requirement include amounts related to the Bank’s buildup of retained earnings and to the Joint Capital Enhancement Agreement, but exclude retained earnings related to valuations adjustments. Restricted retained earnings for loss protection and capital compliance were $2,150 as of December 31, 2016.

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

Retained earnings related to the JCE Agreement totaled $500 and $358 at December 31, 2016 and 2015, respectively.

The following table summarizes the activity related to retained earnings for the years ended December 31, 2016 and 2015:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Buildup	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2014	$294	$35	$1,800	$230	$2,065	$2,359
Net income	535	(25)	—	128	103	638
Cash dividends on capital stock	(369)					(369)
Transfers from restricted retained earnings	150	—	(150)	—	(150)	—
Balance, December 31, 2015	610	10	1,650	358	2,018	2,628
Net income	562	8	—	142	150	712
Cash dividends on capital stock	(284)					(284)
Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2016, the Bank’s excess capital stock totaled $488, or 0.53% of total assets.

In 2016, the Bank paid dividends at an annualized rate of 12.33%, totaling $344, including $284 in dividends on capital stock and $60 in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $100, including $83 on capital stock and $17 in dividends on mandatorily redeemable capital stock. In 2015, the Bank paid dividends at an annualized rate of 12.39%, totaling $434, including $369 in dividends on capital stock and $65 in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends and a special dividend in the amount of $145, including $120 on capital stock and $25 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2017, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2016 at an annualized rate of 9.08%, totaling $65, including $54 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 21, 2017. The Bank expects to pay the quarterly dividend on March 16, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2017.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $812 and $2,032 in excess capital stock during 2016 and 2015, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2016 and 2015, the Bank redeemed $28 and $53, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On May 29, 2015, the Framework was revised to reinstate the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of a member, subject to the requirements and limitations mentioned above. In accordance with the revised Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

On February 22, 2017, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 17, 2017.

Excess capital stock totaled $488 as of December 31, 2016, which included surplus capital stock of $325. Excess capital stock totaled $402 as of December 31, 2015, which included surplus capital stock of $260.

Concentration. JPMorgan Chase Bank, National Association, a nonmember institution, held $400, or 14%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2016, and $400, or 15% as of December 31, 2015. No other institution held 10% or more of the Bank’s outstanding capital stock, as of December 31, 2016, or 2015.

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

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2016 and 2015.

	2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the period	$46	$24	$2	$43	$23	$2
Service cost	3	1	—	3	1	—
Interest cost	1	1	—	2	1	—
Actuarial (gain)/loss	2	1	—	(1)	(1)	—
Settlements	—	(6)	—	—	—	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the period	51	21	2	46	24	2
Change in plan assets
Fair value of plan assets, beginning of the period	43	—	—	41	—	—
Actual return on plan assets	3	—	—	(1)	—	—
Settlements	—	(6)	—	—	—	—
Employer contributions	8	6	—	4	—	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the period	53	—	—	43	—	—
Funded status at the end of the period	$2	$(21)	$(2)	$(3)	$(24)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2016 and 2015, consist of:

	2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	2	$(21)	$(2)	$(3)	$(24)	$(2)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Amounts recognized in AOCI at December 31, 2016 and 2015, consist of:

	2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$14	$3	$(1)	$12	$3	$(1)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2016 and 2015.

	2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$51	$21	$2	$46	$24	$2
Accumulated benefit obligation	50	21	2	44	24	2
Fair value of plan assets	53	—	—	43	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2016, 2015, and 2014, were as follows:

	2016			2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$1	$—	$3	$1	$—	$2	$1	$—
Interest cost	1	1	—	2	1	—	2	1	—
Expected return on plan assets	(3)	—	—	(3)	—	—	(3)	—	—
Amortization of net loss/(gain)	1	—	—	—	1	(1)	—	—	—
Settlement loss	—	1	—	—	—	—	—	—	—
Net periodic benefit cost	2	3	—	2	3	(1)	1	2	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	3	1	—	3	(1)	—	4	1	—
Amortization of net loss/(gain)	(1)	—	—	—	(1)	1	—	—	—
Prior service cost recognized due to settlement loss	—	(1)	—	—	—	—	—	—	—
Total recognized in other comprehensive income	2	—	—	3	(2)	1	4	1	—
Total recognized in net periodic benefit cost and other comprehensive income	$4	$3	$—	$5	$1	$—	$5	$3	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2017 are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Estimated net gain/(loss)	$1	$—	$—

Weighted average assumptions used to determine the benefit obligations at December 31, 2016 and 2015, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.50%	3.50%	4.00%	3.75%	3.75%	4.00%
Rate of salary increase	3.00% through 2017 4.00% thereafter	3.00% through 2017 4.00% thereafter	—	3.00% through 2016 4.00% thereafter	3.00% through 2016 4.00% thereafter	—

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2016, 2015, and 2014, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2016			2015			2014
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.75%	3.75%	4.00%	3.50%	3.50%	3.75%	4.25%	4.25%	4.75%
Rate of salary increase	3.00% through 2016 4.00% thereafter	3.00% through 2016 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—
Expected return on plan assets	7.75%	—	—	8.00%	—	—	8.00%	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2016 and 2015, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016				2015
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Equity mutual funds	32	—	—	32	24	—	—	24
Fixed income mutual funds	16	—	—	16	14	—	—	14
Real estate mutual funds	2	—	—	2	2	—	—	2
Other mutual funds	2	—	—	2	1	—	—	1
Total	$53	$—	$—	$53	$43	$—	$—	$43
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

The Cash Balance Plan's weighted average asset allocation at December 31, 2016 and 2015, by asset category was as follows:

Asset Category	2016	2015
Cash and cash equivalents	3%	6%
Equity mutual funds	61	56
Fixed income mutual funds	29	32
Real estate mutual funds	4	4
Other mutual funds	3	2
Total	100%	100%

The Bank contributed $8 in 2016 and expects to contribute $2 in 2017 to the Cash Balance Plan. The Bank contributed $6 in 2016 and expects to contribute $1 in 2017 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2017	$3	$1	$—
2018	3	4	—
2019	4	1	—
2020	3	1	—
2021	14	1	—
2022 – 2026	19	17	1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2016, 2015, and 2014, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2016, 2015, and 2014, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2016, 2015, and 2014, was $37, $35, and $33, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $13 and $12 for incentive compensation at December 31, 2016 and 2015, respectively.

Note 17 — Segment Information

The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2016, 2015 and 2014.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2016	$154	$338	$492	$(7)	$(32)	$60	$471	$485	$158	$798
2015	155	351	506	(17)	(18)	65	476	388	148	716
2014	166	410	576	(19)	(64)	120	539	(154)	144	241

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $101, $82, and $66 for the years ended December 31, 2016, 2015, and 2014. The mortgage-related business does not include credit-related OTTI losses of $16, $15, and $4 for the years ended December 31, 2016, 2015, and 2014 respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2016, 2015, and 2014.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2016	$74,018	$17,923	$91,941
2015	69,047	16,651	85,698
2014	55,424	20,383	75,807

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

The Bank primarily uses the following derivative instruments:

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

Hedging Activities. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. Derivatives designated as fair value hedges may be transacted to hedge: (i) assets and liabilities on the Statement of Condition, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at hedge inception and on an ongoing basis) whether the hedging derivatives have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective hedges in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

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

The Bank may have the following types of hedged items:

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

Advances – The Bank offers a wide range of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed or variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset.

In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the advance.

Mortgage Loans – The Bank’s investment portfolio includes fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgage loans with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.

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

When the Bank issues consolidated obligation discount notes, it may also simultaneously enter into an interest rate exchange agreement to convert the fixed rate discount note to an adjustable rate discount note. This type of hedge is treated as an economic hedge.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $89 and $132, at December 31, 2016 and 2015, respectively.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2016 and 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	2016			2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$20,741	$67	$32	$27,110	$192	$71
Total	20,741	67	32	27,110	192	71
Derivatives not designated as hedging instruments:
Interest rate swaps	42,135	67	49	50,444	58	71
Interest rate caps and floors	2,180	6	—	2,230	6	1
Mortgage delivery commitments	13	—	—	5	—	—
Total	44,328	73	49	52,679	64	72
Total derivatives before netting and collateral adjustments	$65,069	140	81	$79,789	256	143
Netting adjustments and cash collateral(1)		(74)	(79)		(212)	(137)
Total derivative assets and total derivative liabilities		$66	$2		$44	$6

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $22 and $57 at December 31, 2016 and 2015, respectively. Cash collateral received and related accrued interest was $16 and $132 at December 31, 2016 and 2015, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2016, 2015, and 2014.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016	2015	2014
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(2)	$(10)	$(12)
Total net gain/(loss) related to fair value hedge ineffectiveness	(2)	(10)	(12)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	39	13	26
Interest rate caps and floors	(1)	(3)	(14)
Net settlements	(32)	(18)	(64)
Mortgage delivery commitments	5	2	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	11	(6)	(52)
Net gain/(loss) on derivatives and hedging activities	$9	$(16)	$(64)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2016, 2015 and 2014.

Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2016:
Advances	$63	$(62)	$1	$(55)
Consolidated obligation bonds	(135)	132	(3)	180
Total	$(72)	$70	$(2)	$125
Year ended December 31, 2015:
Advances	$19	$(20)	$(1)	$(106)
Consolidated obligation bonds	(170)	161	(9)	257
Total	$(151)	$141	$(10)	$151
Year ended December 31, 2014:
Advances	$23	$(23)	$—	$(128)
Consolidated obligation bonds	(189)	177	(12)	260
Total	$(166)	$154	$(12)	$132

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Credit Risk – The Bank is subject to credit risk as a result of potential nonperformance by counterparties to the interest rate exchange agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and Finance Agency regulations. The Bank also requires credit support agreements with collateral delivery thresholds on all uncleared derivatives. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. In addition, collateral related to derivative transactions with member institutions includes collateral pledged to the Bank, as evidenced by the Advances and Security Agreement, which may be held by the member institution for the benefit of the Bank.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2016, was $11, for which the Bank had posted collateral with a fair value of $10 in the ordinary course of business. If the Bank’s credit rating at December 31, 2016, had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $1 of additional collateral (at fair value) to its derivative counterparties at December 31, 2016.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016		2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$41	$37	$166	$93
Cleared derivatives	99	44	90	50
Total gross recognized amount	140	81	256	143
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(37)	(35)	(149)	(87)
Cleared derivatives	(37)	(44)	(63)	(50)
Total gross amount of netting adjustments and cash collateral	(74)	(79)	(212)	(137)
Total derivative assets and total derivative liabilities
Uncleared derivatives	4	2	17	6
Cleared derivatives	62	—	27	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	66	2	44	6
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	—	—	11	—
Net unsecured amount
Uncleared derivatives	4	2	6	6
Cleared derivatives	62	—	27	—
Total net unsecured amount	$66	$2	$33	$6

Note 19 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2016 and 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2016 and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	590	590	590	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	4,214	4,214	—	4,214	—	—
Trading securities	2,066	2,066	—	2,066	—	—
AFS securities	4,489	4,489	—	—	4,489	—
HTM securities	14,127	14,141	—	12,788	1,353	—
Advances	49,845	49,921	—	49,921	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	826	845	—	845	—	—
Accrued interest receivable	79	79	—	79	—	—
Derivative assets, net(1)	66	66	—	140	—	(74)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	169	169	—	169	—	—
Consolidated obligations:
Bonds	50,224	50,188	—	50,188	—	—
Discount notes	33,506	33,505	—	33,505	—	—
Total consolidated obligations	83,730	83,693	—	83,693	—	—
Mandatorily redeemable capital stock	457	457	457	—	—	—
Borrowings from other FHLBanks	1,345	1,345	—	1,345	—	—
Accrued interest payable	67	67	—	67	—	—
Derivative liabilities, net(1)	2	2	—	81	—	(79)
Other
Standby letters of credit	24	24	—	24	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$1,637	$1,637	$1,637	$—	$—	$—
Securities purchased under agreements to resell	10,000	10,000	—	10,000	—	—
Federal funds sold	4,626	4,626	—	4,626	—	—
Trading securities	1,433	1,433	—	1,433	—	—
AFS securities	5,414	5,414	—	—	5,414	—
HTM securities	10,802	10,821	—	9,118	1,703	—
Advances	50,919	50,844	—	50,844	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	655	694	—	694	—	—
Accrued interest receivable	56	56	—	56	—	—
Derivative assets, net(1)	44	44	—	256	—	(212)
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	127	127	—	127	—	—
Consolidated obligations:
Bonds	51,827	51,773	—	51,773	—	—
Discount notes	27,647	27,640	—	27,640	—	—
Total consolidated obligations	79,474	79,413	—	79,413	—	—
Mandatorily redeemable capital stock	488	488	488	—	—	—
Accrued interest payable	80	80	—	80	—	—
Derivative liabilities, net(1)	6	6	—	143	—	(137)
Other
Standby letters of credit	18	18	—	18	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 20 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2016:

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

As of December 31, 2016, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Loans to and from Other FHLBanks – Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2016 and 2015, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,058	$—	$—	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	—	8	—	—	8
Total trading securities	—	2,066	—	—	2,066
AFS securities:
PLRMBS	—	—	4,489	—	4,489
Total AFS securities	—	—	4,489	—	4,489
Advances(2)	—	3,719	—	—	3,719
Derivative assets, net: interest rate-related	—	140	—	(74)	66
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$5,925	$4,489	$(74)	$10,351
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,507	$—	$—	$1,507
Derivative liabilities, net: interest rate-related	—	81	—	(79)	2
Total recurring fair value measurements – Liabilities	$—	$1,588	$—	$(79)	$1,509
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$5	$—	$5
Total nonrecurring fair value measurements – Assets	$—	$—	$5	$—	$5

December 31, 2015
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,424	$—	$—	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	—	9	—	—	9
Total trading securities	—	1,433	—	—	1,433
AFS securities:
PLRMBS	—	—	5,414	—	5,414
Total AFS securities	—	—	5,414	—	5,414
Advances(2)	—	3,677	—	—	3,677
Derivative assets, net: interest rate-related	—	256	—	(212)	44
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$5,366	$5,414	$(212)	$10,578
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$4,233	$—	$—	$4,233
Derivative liabilities, net: interest rate-related	—	143	—	(137)	6
Total recurring fair value measurements – Liabilities	$—	$4,376	$—	$(137)	$4,239
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$1	$—	$1
Impaired mortgage loans held for portfolio	—	—	5	—	5
Total nonrecurring fair value measurements – Assets	$—	$—	$6	$—	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at December 31, 2016 and 2015.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2016 and 2015.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2016 and 2015.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Balance, beginning of the period	$5,414	$6,371	$7,047
Total gain/(loss) realized and unrealized included in:
Interest income	102	83	66
Net OTTI loss, credit-related	(16)	(15)	(4)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	103	(29)	209
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	(15)	(10)
Settlements	(1,104)	(996)	(937)
Transfers of HTM securities to AFS securities	—	15	—
Balance, end of the period	$4,489	$5,414	$6,371
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$84	$68	$62

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

The Bank elected the fair value option for certain financial instruments as follows:

•	Adjustable rate advances with embedded options (excluding call and put options)

•	Callable fixed rate advances

•	Putable fixed rate advances

•	Putable fixed rate advances with embedded options

•	Fixed rate advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

•	Adjustable rate advances indexed to non-LIBOR indices such as the Prime Rate, U.S. Treasury bill, and Federal funds effective rate

•	Adjustable rate consolidated obligation bonds indexed to non-LIBOR indices such as the Prime Rate and U.S. Treasury bill

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,677	$4,233	$5,137	$6,717	$7,069	$10,115
New transactions elected for fair value option	947	685	1,018	2,585	783	3,607
Maturities and terminations	(878)	(3,420)	(2,442)	(5,083)	(2,700)	(7,088)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(27)	13	(31)	19	(11)	82
Change in accrued interest	—	(4)	(5)	(5)	(4)	1
Balance, end of the period	$3,719	$1,507	$3,677	$4,233	$5,137	$6,717

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended December 31, 2016, 2015, and 2014.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2016 and 2015:

	2016			2015
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,709	$3,719	$10	$3,639	$3,677	$38
Consolidated obligation bonds	1,515	1,507	(8)	4,250	4,233	(17)

(1)	At December 31, 2016 and 2015, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2016, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $989,311 at December 31, 2016, and $905,202 at December 31, 2015. The par value of the Bank’s participation in consolidated obligations was $83,749 at December 31, 2016, and $79,355 at December 31, 2015.

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

The regulation also provides that the Finance Agency may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

Off-balance sheet commitments as of December 31, 2016 and 2015, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2016			2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,094	$4,066	$15,160	$9,072	$3,237	$12,309
Commitments to fund additional advances	5	1	6	5	5	10
Commitments to issue consolidated obligation discount notes, par	846	—	846	300	—	300
Commitments to issue consolidated obligation bonds, par	655	—	655	110	—	110
Commitments to purchase mortgage loans	13	—	13	5	—	5

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 33 days to 15 years, including a final expiration in 2031. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $24 at December 31, 2016, and $18 at December 31, 2015. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2016 and 2015.

Commitments to fund advances totaled $6 at December 31, 2016, and $10 at December 31, 2015. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2016 and 2015.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

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

The Bank charged operating expenses for net rental and related costs of approximately $6, $5, and $5 for the years ended December 31, 2016, 2015, and 2014, respectively. Future minimum rentals at December 31, 2016, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year	Future Minimum Rentals
2017	$4
2018	4
2019	4
2020	2
Total	$14

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

Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ending December 31, 2016, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.

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

	December 31, 2016	December 31, 2015
Assets:
Advances	$3,756	$3,297
Mortgage loans held for portfolio	17	24
Accrued interest receivable	4	5
Liabilities:
Deposits	$3	$4
Capital:
Capital Stock	$129	$119

	For the Years Ended December 31,
	2016	2015	2014
Interest Income:
Advances	$35	$35	$42
Mortgage loans held for portfolio	1	1	2

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2016, 2015, and 2014, the Bank extended overnight loans to other FHLBanks for $505, $1,805, and $812, respectively. During the years ended December 31, 2016, 2015, and 2014, the Bank borrowed $2,490, $4,812, and $2,827, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the year ended December 31, 2016, the Bank recorded $1 in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense. For the years ended December 31, 2015 and 2014, the Bank recorded a de minimis amount in MPF transaction service fee expense to the FHLBank of Chicago.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the year ended December 31, 2016, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income. For the years ended December 31, 2015 and 2014, the Bank had no MPF counterparty fee income from the FHLBank of Chicago.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2016 and 2015, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Professional and contract services	$47	$50	$48
Travel	2	2	2
Occupancy	6	5	5
Equipment	13	10	10
Other	6	4	4
Total	$74	$71	$69

Note 23 — Subsequent Events

In January 2017, the Bank recognized $119 in gains on litigation settlements, net, in connection with the Bank’s private-label mortgage-backed securities litigation and settlement agreements with certain defendants.

There were no other material subsequent events identified, subsequent to December 31, 2016, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2016 and 2015, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$283	$274	$265	$256
Interest expense	175	151	148	133
Net interest income	108	123	117	123
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	82	241	(9)	171
Other expense	46	39	37	36
Assessments	17	34	8	27
Net income/(loss)	$127	$291	$63	$231
Dividends declared per share(1)	$5.66	$2.28	$2.21	$2.01
Annualized dividend rate(1)	22.51%	9.17%	8.90%	7.99%

(1)	In the fourth quarter of 2016, the amount of dividends declared per share includes a special dividend of $3.41 at an annualized dividend rate of 13.57%.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$221	$222	$236	$227
Interest expense	101	103	128	97
Net interest income	120	119	108	130
Provision for/(reversal of) credit losses on mortgage loans	1	—	—	—
Other income/(loss)	(9)	(33)	(2)	432
Other expense	46	34	34	34
Assessments	7	6	11	54
Net income/(loss)	57	$46	$61	$474
Dividends declared per share(1)	$2.22	$2.50	$5.58	$1.79
Annualized dividend rate(1)	8.79%	10.01%	22.65%	7.11%

(1)	In the second quarter of 2015, the amount of dividends declared per share includes a special dividend of $3.69 at an annualized dividend rate of 14.98%.

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2016, 2015, and 2014, are included in the tables below.

(In millions)	2016	2015	2014
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$2,058	$1,424	$3,513
MBS:
Other U.S. obligations – Ginnie Mae	8	9	11
Total trading securities	2,066	1,433	3,524
AFS securities:
MBS:
PLRMBS	4,489	5,414	6,371
Total AFS securities	4,489	5,414	6,371
HTM securities:
Certificates of deposits	1,350	—	—
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	225	275	328
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	951	1,227	1,513
GSEs:
Freddie Mac	4,349	3,677	4,517
Fannie Mae	6,095	4,136	5,313
PLRMBS	1,157	1,487	1,880
Total HTM securities	14,127	10,802	13,551
Total securities	20,682	17,649	23,446
Securities purchased under agreements to resell	15,500	10,000	1,000
Federal funds sold	4,214	4,626	7,503
Interest-bearing deposits	590	—	—
Total investments	$40,986	$32,275	$31,949

As of December 31, 2016, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$900	$1,158	$—	$—	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	—	—	8	—	8
Total trading securities	900	1,158	8	—	2,066
Yield on trading securities	0.72%	0.85%	2.06%	—%	0.80%
AFS securities:
MBS:
PLRMBS	—	—	—	4,489	4,489
Total AFS securities	—	—	—	4,489	4,489
Yield on AFS securities	—%	—%	—%	5.68%	5.68%
HTM securities:
Certificates of deposits	1,350	—	—	—	1,350
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	35	190	225
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	—	—	1	950	951
GSEs single-family:
Freddie Mac	—	2	4	2,787	2,793
Fannie Mae	—	5	15	5,017	5,037
Subtotal GSEs single-family	—	7	19	7,804	7,830
GSEs multifamily:
Freddie Mac	—	—	1,556	—	1,556
Fannie Mae	—	—	1,058	—	1,058
Subtotal GSEs multifamily	—	—	2,614	—	2,614
PLRMBS	—	—	3	1,154	1,157
Total HTM securities	1,350	7	2,672	10,098	14,127
Yield on HTM securities	0.89%	4.82%	1.08%	2.25%	1.90%
Total securities	2,250	1,165	2,680	14,587	20,682
Yield on total securities	0.82%	0.88%	1.08%	3.28%	2.59%
Securities purchased under agreements to resell	15,500	—	—	—	15,500
Federal funds sold	4,214	—	—	—	4,214
Interest-bearing deposits	590	—	—	—	590
Total investments	$22,554	$1,165	$2,680	$14,587	$40,986

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2016	2015	2014	2013	2012
30 - 59 days delinquent	$7	$10	$12	$14	$18
60 - 89 days delinquent	3	5	5	7	7
90 days or more delinquent	15	18	22	27	32
Total past due	25	33	39	48	57
Total current loans	789	620	674	865	1,239
Total mortgage loans	$814	$653	$713	$913	$1,296
In process of foreclosure, included above(1)	$5	$7	$11	$15	$19
Nonaccrual loans	$15	$18	$22	$27	$32
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	3.12%	5.05%	5.47%	5.26%	4.40%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	1.83%	2.79%	3.13%	3.00%	2.46%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the unpaid principal balance of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2016	2015	2014	2013	2012
Balance, beginning of the period	$—	$1	$2	$3	$6
(Charge-offs)/recoveries	—	(2)	(1)	—	(2)
Provision for/(recovery of) credit losses	—	1	—	(1)	(1)
Balance, end of the period	$—	$—	$1	$2	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.24)%	(0.05)%	(0.07)%	(0.08)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2016	2015	2014	2013	2012
Interest contractually due on nonaccrual loans during the period	$1	$1	$1	$1	$2
Interest recognized in income for nonaccrual loans during the period	—	—	—	—	—
Shortfall	$1	$1	$1	$1	$2

Geographic Concentration of Mortgage Loans(1)

	December 31, 2016	December 31, 2015
California	66.07%	47.19%
New York	4.19	6.56
Illinois	3.68	6.30
Arizona	2.80	3.92
Massachusetts	2.34	3.55
All others(2)	20.92	32.48
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 2.23% and 3.10% of the portfolio at December 31, 2016 and 2015, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2016, 2015, and 2014:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Outstanding at end of the period	$33,506	$27,647	$21,811	$19,190	$18,273	$11,700
Weighted average rate at end of the period	0.46%	0.25%	0.09%	0.67%	0.25%	0.13%
Daily average outstanding for the period	$33,504	$28,853	$23,582	$18,536	$11,085	$16,841
Weighted average rate for the period	0.41%	0.16%	0.09%	0.53%	0.17%	0.13%
Highest outstanding at any monthend	$42,244	$33,859	$25,640	$22,913	$18,273	$22,345

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the three months ended December 31, 2016, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2016 and 2017, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated six nonmember independent director positions for 2016, two of which were public interest director positions. For 2017, the Finance Agency added an additional independent director position.

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

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2017) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term

Douglas H. (Tad) Lowrey, Chair(1)	64	2006	2017
Melinda Guzman, Vice Chair(2)	53	2009	2020
Bradley W. Beal(3)(6)(8)	63	2014	2019
Craig G. Blunden(1)(7)	69	2012	2019
Steven R. Gardner(1)(8)	56	2014	2017
Richard A. Heldebrant(1)(5)(7)	64	2013	2020
Simone Lagomarsino(1)(5)(6)(7)	55	2013	2020
John F. Luikart(2)(5)(7)	67	2007	2017
Kevin Murray(2)	56	2008	2019
Robert F. Nielsen(2)	70	2009	2020
Brian M. Riley(4)(5)(7)(8)	52	2015	2018
John F. Robinson(1)(5)(6)(7)	70	2011	2018
F. Daniel Siciliano(2)(6)	46	2017	2020
Scott C. Syphax(2)(5)(6)(8)	53	2002	2018
John T. Wasley(2)(5)(6)(7)(8)	55	2007	2017

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

(3)
Mr. Beal was declared elected by the Board as a Nevada director, for a four-year term beginning January 1, 2016. Previously, Mr. Beal was selected by the Board to fill the vacant Nevada director position and served from May 1, 2014 to December 31, 2015.

(4)	Elected by the Bank’s Arizona members eligible to vote.

(5)	Member of the Audit Committee in 2017.

(6)	Member of the Compensation and Human Resources Committee in 2017.

(7)	Member of the Audit Committee in 2016.

(8)	Member of the Compensation and Human Resources Committee in 2016.

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

Douglas H. (Tad) Lowrey, Chair

Douglas H. (Tad) Lowrey has been non-executive chairman of Pacific Western Bank since its acquisition of CapitalSource Bank in April 2014. He also served as a director of PacWest Bancorp from April 2014 to May 2016. Mr. Lowrey served as the chief executive officer of CapitalSource Bank, Los Angeles, California, from July 2008 to April 2014 and served as its chairman from 2012 until April 2014. Since August 2015 he has served as a senior advisor for Alliance Partners, a bank advisory, lending and asset management firm. Mr. Lowrey has held positions as chief executive officer, president, chairman, director, and chief financial officer for several financial institutions since 1983. He is the past-Chair of the California Bankers Association. He also served as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1996 to 1998 and from 1999 to 2003 and was its vice chairman in 2003 and 2005. Mr. Lowrey's current position as the chairman of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members and other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

Melinda Guzman, Vice Chair

Melinda Guzman has been a chief executive officer of Melinda Guzman Professional Corporation, Sacramento, California, since 2009. She was a partner with Freeman & Guzman, LLP, a law firm in Sacramento, California, from 1999 to 2015. Prior to that, she was a partner with Diepenbrock, Wulff, Plant & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. She previously served on the Bank's Board of Directors from April 2007 through December 2008. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank's Board.

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

Simone Lagomarsino

Simone Lagomarsino has been chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, since September 2011. On December 13, 2016, Heritage Oaks

Bancorp announced a definitive agreement with Pacific Premier Bancorp under which Pacific Premier Bancorp will acquire Heritage Oaks Bancorp. Upon consummation of the merger, Ms. Lagomarsino will serve as a director of Pacific Premier Bancorp. She also held the position of president of Heritage Oaks Bank from January 2012 through December 2014. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. Ms. Lagomarsino is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous positions as chief executive officer or chief financial officer of Bank members or other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

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

Brian M. Riley

Brian M. Riley has been the president and chief executive officer of Mohave State Bank, Lake Havasu City, Arizona, since March 2009. He has also served as director, president, and chief executive officer of State Bank Corp., the holding company for Mohave State Bank, since March 2009. He was the chief financial officer of the bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current position as the principal executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank's Board.

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

F. Daniel Siciliano

F. Daniel Siciliano has been professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California, since 2011. Mr. Siciliano has been vice chair of the board of trustees of the American Immigration Council since 2014 and senior fellow for its Immigration Policy Center since 2005. He has also been an advisory board member for the Corporate Governance Center and a visiting professor for the Pontificia Universidad Católica de Chile Law School since 2011. Previously he was co-founder, chief executive officer, and executive chairman of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current position as a professor, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs; his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank's Board.

Scott C. Syphax

Scott C. Syphax has been chief executive officer of Nehemiah Corporation of America, a community development corporation in Sacramento, California, since 2001, and is also chief executive officer of its affiliates. He also held the position of president of Nehemiah Corporation of America from 2001 through June 2015. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chairman of the Bank's Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank's Board.

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

Executive Officers

J. Gregory Seibly

J. Gregory Seibly, 53, has been president and chief executive officer since May 2016. Prior to joining the Bank, he served as president of consumer banking at Umpqua Bank from its April 2014 merger with Sterling Financial Corporation (Sterling) until May 2016. From October 2009 to April 2014, he served as president and chief executive officer of Sterling and as a member of the board of directors. Before joining Sterling in 2007, he was president of U.S. Bank – California. With 30 years of industry experience, Mr. Seibly has also held executive-level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. He currently serves on the board of the Pacific Coast Bankers School.

Lisa B. MacMillen

Lisa B. MacMillen, 57, has been executive vice president and chief operating officer since October 2007. The Bank recently announced that Ms. MacMillen will be leaving the Bank effective March 31, 2017. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 55, has been senior vice president and chief information officer since May 2011. Effective March 1, 2017, Ms.Andreadakis was named as senior vice president, chief administrative officer. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Kevin A. Gong

Kevin A. Gong, 57, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Janet (Jan) Homan

Janet (Jan) Homan, 57, has been senior vice president, chief human resources officer and office of minority and women inclusion since February 2017. Prior to joining the Bank, she served as head of human resources of MACH Energy from 2007 to 2015. From 2000 to 2007, Ms. Homan served as senior human resources business partner and principal of Barclays Global Investor, and from 1991 to 2000 she was senior vice president, personnel executive for Bank of America.

David H. Martens

David H. Martens, 64, has been senior vice president and chief risk officer since June 2010. The Bank recently announced that Mr. Martens will be retiring from the Bank effective March 31, 2017. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens served as senior vice president, credit and collateral risk management, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision, chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision, vice president and supervisory agent with the Bank, and independent auditor and audit manager with Ernst & Young LLP. He is a certified public accountant and a certified financial planner.

Kenneth C. Miller

Kenneth C. Miller, 64, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 55, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Effective March 1, 2017, Mr. Parks was named as senior vice president, external, legislative, and regulatory affairs. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 64, has been senior vice president, sales and marketing, since August 2011. Effective March 1, 2017, Ms. Remch was named as senior vice president, sales, marketing, and business development. Previously, Ms. Remch was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 59, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986, was promoted to assistant vice president and associate general counsel in 1992, to vice president and associate general counsel in 1997, and to vice president and assistant general counsel in 2003.

Stephen P. Traynor

Stephen P. Traynor, 60, has been senior vice president, member financial services and community investment, since July 2004. Effective March 1, 2017, Mr. Traynor was named as senior vice president, chief banking officer. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Gregory A. Ward

Gregory A. Ward, 47, was appointed senior vice president and director, internal audit, effective January 1, 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant and Certified Internal Auditor.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2016. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee (formerly, the EEO-Personnel-Compensation Committee) (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit, for whom compensation is established by the Audit Committee). Beginning in 2016, the Compensation Committee was also responsible for reviewing and making recommendations regarding compensation for the directors (previously the responsibility of the Bank’s Governance Committee). For 2016, the Compensation Committee consisted of five members of the Board. In 2015, the Compensation Committee consisted of seven members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank's compensation policies and practices for the Bank's employees.

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

The Finance Agency’s Advisory Bulletin 2009-AB-02 outlined several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities.

On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued a notice of proposed rulemaking and request for comment proposing a rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the largest covered institutions (Level 1). The proposed rule specifies that the FHLBanks would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules. The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together “covered persons”) that could lead to a material financial loss. If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to: mandatory deferrals of 50 percent and 40 percent of annual incentive based compensation payments for senior executive officers and significant risk-takers, respectively, over no less than 3 years; risk of downward adjustment of incentive-based compensation payments and forfeiture of awards; clawbacks of vested compensation; and limits on the maximum incentive-based compensation opportunity.

Our Executive Compensation Philosophy and Executive Compensation Program

The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. In accordance with our Executive Compensation Philosophy, we believe that to attract and retain outstanding executives we must be able to provide an executive compensation package that is competitive and appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank's business. Our executive compensation program provides total compensation consisting of base salary, short- and long-term cash incentive compensation, and retirement benefits.

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

Since 2001, we had structured our long-term cash incentive plans to reward the achievement of performance goals over a three-year performance period. Beginning with 2017, we restructured the long-term cash incentive component of our compensation program to tie long-term cash incentive rewards to the sustainability of goal achievements over a long-term period (rather than the achievement of goals over a prospective three-year period as in our prior long-term plans), which is intended to, among other things, promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss to the Bank. We do this by deferring a portion of the annual cash incentive award for a three-year period, conditioning payment upon the satisfaction of certain “qualifiers” that recognize the risk outcomes of executive decision making, and subjecting the awards to reduction or forfeiture under certain circumstances.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. Similar to 2015, for 2016 the Board adopted three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

For 2016, the Risk Management goal focused management on implementing strategic sourcing and vendor management initiatives and developing and establishing the Bank’s business continuity management program standards with the goal of enhancing resiliency.

Consistent with the Bank's public policy purposes, the Community Investment goal for 2016 focused management on meeting the Bank's objective to promote and assist housing and community economic development activities, and to provide resources and assistance to members in achieving their community lending goals. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. In particular, the Community Investment goal for 2016 included achievement levels for the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE)
Program and the number of members that participated in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2016.

The Franchise Enhancement goal for 2016 recognized the significance of technological initiatives of member business developments and the Bank’s financial performance in enhancing the value of Bank membership.

The 2016 Franchise Enhancement goal included milestones for completion of eight strategic technology initiatives relating to: vendor and procurement management, the Bank’s collateral management system, end-user computing modernization, technology resiliency, accounting operations automation, the Bank’s digital strategy and expansion of its member portal, expansion of the Bank’s transaction processing platform, and improvement of its community investment processes. The 2016 Franchise Enhancement goal also included three member business goals designed to focus management on achieving: (i) advances and letters of credit targeted volumes; (ii) a target based on the number of new financial institutions approved for participation in the Bank’s Mortgage Partnership Finance program; and (iii) a member recruitment goal based on the number of new members. The Board set the target achievement levels for the member business goals based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level for each goal was commensurate with extending credit to members and increasing member engagement in a safe and sound manner. The 2016 Franchise Enhancement goal also included a financial goal, measuring the adjusted return on capital spread to a designated benchmark. This goal was reasonably challenging to accomplish and required, among other things, that the Bank generate pre-assessment net income (excluding the impact of other-than-temporary impairment charges and gains on litigation settlements) significantly higher than 2016 projections to reach and exceed the target levels. Given the limited options the Bank has to increase earnings while staying within the Bank’s risk tolerances, the achievement levels above target represented significant stretch objectives.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. The strategic objectives for 2016 were intended to strengthen the Bank's financial services franchise; improve the efficiency and effectiveness of the Bank's operating infrastructure; innovate and lead in affordable housing, community investment, and economic development programs and initiatives; and strengthen the Bank’s organizational effectiveness by enhancing the Bank’s working environment and advancing diversity and inclusion.

The Bank's 2016 Short-Term Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2016, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each officer type (president, executive vice president, senior vice president, and senior vice president and chief risk officer) relative to the individual goal weighting for that officer type in calculating each named executive officer's individual total weighted achievement level.

The weightings of the Bank's corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank's mission and strategic plan. See “President's Incentive Plan” and “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the 2016 short-term incentive compensation plans for the named executive officers.

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2016, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and diversified banks, savings institutions, and mortgage finance companies, among others, while maintaining an appropriate alignment with the practices of other FHLBanks.

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

Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation benchmarking information. McLagan does not currently provide any other services to the Bank. In July 2016, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from two groups: large commercial banks with assets of $20 billion and greater and Fannie Mae, Freddie Mac, and the Federal Reserve Banks; and public proxy peers with assets between $10 billion and $20 billion. A peer group of Federal Home Loan Banks was also included as reference. When comparing Bank executives using the large commercial bank peer group, direct reports to the overall head of the function were used. When using the $10 billion to $20 billion peer group, a direct comparison of top paid executives was made using the low quartile salary rank from the proxies. When using the Federal Home Loan Banks peer group, a direct comparison of overall functional heads was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2016 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

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

As discussed earlier, beginning in 2017, we restructured the long-term cash incentive component of our compensation program to tie long-term cash incentive rewards to the sustainability of goal achievements over a long-term period, rather than to the achievement of goals over a prospective three-year period. This change is intended to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach and design for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and to better balance risk and reward.

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's peer groups. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements, or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. For the named executive officers, 2017 base salaries were increased from 0% to 6.25% relative to 2016 base salaries to appropriately align total remuneration with comparable positions in the financial services marketplace.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

For 2016, the Bank provided an annual (short-term) cash incentive compensation plan for achievement of the Bank's corporate goals and individual goals to the Bank's president (2016 President's Incentive Plan, or 2016 PIP) and to the executive vice president and senior vice presidents (2016 Executive Incentive Plan, or 2016 EIP). The 2016 EIP does not apply to the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan.

The target achievement levels in the 2016 PIP and the 2016 EIP were designed to reward officers for achievement of the Bank's corporate goals to accomplish the Bank's objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The plans define the exceeds achievement level as an optimistic achievement level relative to the target level, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

We used a scale of 0% to 150% to measure the achievement levels for the Bank's corporate goals and each executive's individual goal(s), with 75% as the threshold level, 100% as the target level, 125% as the exceeds level, and 150% as the far exceeds level.

Awards under both the 2016 PIP and the 2016 EIP were based on the total weighted achievement of the three corporate goals approved by the Board for 2016 (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) and one or more individual goals for each officer. The awards under the 2016 PIP and the 2016 EIP were calculated as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank and individual goals, and were set as follows: achievement level 150% of target: 50% of base salary; achievement level 125% of target: 48% of base salary; achievement level 100% of target: 40% of base salary; and achievement level 75% of target: 20% of base salary.

Under both the 2016 PIP and the 2016 EIP, the Board had discretion to modify goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Both the 2016 PIP and the 2016 EIP provided that aggregate performance below the threshold achievement level normally would not result in an incentive award, and both the 2016 PIP and the 2016 EIP provided the Board with discretion to modify any and all incentive payments, including, without limit, under the following circumstances: (i) if errors or omissions resulted in material revisions to the Bank's financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency was untimely; or, (iii) if the Bank did not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The 2016 PIP and the 2016 EIP also provided that actual goal achievement levels were subject to adjustment because of changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board. The 2016 PIP and the 2016 EIP also provided that the impact of credit-related other-than-temporary impairment charges would be excluded from the adjusted return on capital spread goal achievement level target and performance measurement and the impact of dividend benchmark variances-to-plan would be excluded from the adjusted return on capital spread goal performance measurement.

President's Incentive Plan. For 2016, we provided an annual (short-term) cash incentive compensation plan, the 2016 PIP, to reward each of the Bank’s presidents serving during 2016, on a pro rata basis, for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

The 2016 PIP award ranges and plan design were intended to appropriately motivate and reward the Bank’s serving presidents based on the total achievement of all goals, taking into account each president’s role in the Bank's performance. The 2016 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for the 2016 PIP.

2016 PIP	2016 Goal Weights
Risk Management Goal	27%
Community Investment Goal	18
Franchise Enhancement Goal	45
Individual Goal	10
Total	100%

Each president's award under the 2016 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at that president's total weighted achievement level. Each president's total weighted achievement level was then used to determine that president's cash incentive compensation award under the 2016 PIP.

For a discussion regarding the awards granted to the presidents under the 2016 PIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2016, we provided an annual (short-term) cash incentive compensation plan, the 2016 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for the Bank's overall corporate goal achievement and for achievement of their individual goals. The 2016 EIP was designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2016 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2016 award ranges as a percentage of base salary were intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The following table shows the goal weights for different categories of officers in the 2016 EIP.

	2016 Goal Weights
2016 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Other Senior Vice President
Risk Management Goal	27%	54%	27%
Community Investment Goal	18%	12.6%	18%
Franchise Enhancement Goal	45%	23.4%	45%
Individual Goal	10%	10%	10%
Total	100%	100%	100%

The awards under the 2016 EIP were determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level was then used to determine each participating officer's cash incentive compensation award under the 2016 EIP.

For a discussion regarding the awards granted under the 2016 EIP for the named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Long-Term Cash Incentive Plan: Executive Performance Unit Plan

For 2016, we provided our presidents, executive vice president, and senior vice presidents (other than the Director of Internal Audit, who participates in the Audit Performance Unit Plan) a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP.

The EPUP was designed to reward our key executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plans. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plans. The following EPUPs were in effect for 2016: the 2016 EPUP for the performance period 2016 through 2018, the 2015 EPUP for the performance period 2015 through 2017, and the 2014 EPUP for the performance period 2014 through 2016. Beginning with 2017, we restructured the long-term cash incentive component of our compensation program to appropriately tie long-term cash incentive rewards to the sustainability of goal achievements over a long-term period (rather than the achievement of goals over a prospective three-year period as in our traditional EPUPs). For 2017, the 2015 and 2016 EPUPs are currently in effect (and will remain in effect until the expiration of their respective terms). Beginning in 2017, the Bank discontinued the Bank’s traditional long-term executive incentive plan and instead included the long-term cash incentive component of our compensation program in the 2017 Executive Incentive Plan as discussed below.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150%, with 100% as the target achievement level. The Bank's corporate goals for the 2016, 2015, and 2014 EPUPs include the adjusted return on capital spread goal (weighted at 30%) and the Risk Management goal (weighted at 70%).

The 2016, 2015, and 2014 EPUPs identified specific adjusted return on capital spread goal targets for each achievement level and provide that the adjusted return on capital spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2016, 2015, and 2014 Strategic Plans, respectively. They also provide that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2016, 2015, and 2014 EPUPs, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds), and the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank goals, are as follows: achievement level 150% of target: 50% of base salary; achievement level 125% of target: 48% of base salary; achievement level 100% of target: 40% of base salary; and achievement level 75% of target: 20% of base salary.

Under the 2016, 2015, and 2014 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Under the 2016, 2015, and 2014 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2016, 2015, and 2014 EPUPs is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2016, 2015, and 2014 EPUPs provide that the impacts of credit-related other-than-temporary impairment charges are excluded from the adjusted return on capital spread goal target, but the impacts of actual credit-related other-than-temporary impairment charges are included in the adjusted return on capital spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the adjusted return on capital spread goal performance measurement.

The potential target award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The awards under the EPUPs are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

The EPUPs provide that executive officers whose Bank employment is terminated because of voluntary normal retirement, disability, or death may receive a prorated award. The amount of any prorated award will be determined by the number of months that the participant was employed by the Bank during the relevant performance period divided by 36. In February 2017, the 2015 and 2016 EPUPs were amended to allow a pro rata portion of any award to be paid upon termination of employment during the relevant performance period due to: (a) “Retirement;” (b) a termination by participant for “Good Reason;” (c) a termination by the Bank without “Cause" due to the elimination of an individual job or position; (d) the elimination of one or more jobs or positions as a result of a reduction in force or department reorganization; or (e) a substantial job modification resulting in the incumbent being, in the judgment of the Bank, unqualified for or unable to perform the revised job. A pro rata portion of a plan award may be paid for the portion of the relevant performance period during which the participant was employed to the extent determined by the Board that the applicable performance metrics are satisfied. The amendment also provides that if a participant incurs a termination of employment during a performance period due to death or disability, a plan award will be paid for the portion of the relevant performance period during which the participant was employed based on the assumption the Bank would have achieved the “Meets” achievement level for the relevant performance period. The amendment further provides that if a “Change in Control” of the Bank occurs prior to the payment date of a plan award, then a final award will be paid on a prorated basis based on the assumption the Bank would have achieved the performance metrics at the Meets achievement level for the relevant performance period. The terms “Retirement,” “Good Reason,” “Meets” and “Change in Control” shall have the meanings set forth in the 2017 Executive Incentive Plan (discussed below).

Except for payments in the case of death, disability or change in control, any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

2017 Executive Incentive Plan

On January 31, 2017, the Finance Agency informed the Bank of its non-objection to the Board-approved 2017 Executive Incentive Plan (2017 EIP). The 2017 EIP is a single incentive plan for senior executive officers with an annual cash component (Annual Award), a 3-year deferred component (Deferred Award), and a one-time payment to address a gap in payment of incentive compensation in 2020, which arises as a result of the discontinuation in 2017 of the Bank’s traditional long-term executive incentive plan (Gap Year Award). The 2017 EIP replaces the traditional short-term and long-term executive incentive plans in the Bank’s compensation program and effectively combines a short-term executive incentive plan and long-term executive incentive plan into one omnibus incentive plan for all senior executive officers.

The 2017 EIP is designed to attract and retain key executives and to motivate and focus their efforts on achieving the Bank’s business plan and accomplishing its goals and objectives while maintaining the safety and soundness of the Bank. The 2017 EIP is a cash-based incentive plan that provides award opportunities based on achievement of performance goals and subject to the satisfaction of certain qualifiers. The 2017 EIP is for the Bank's senior executive officers (specifically, the president, executive vice president, and each senior vice president, excluding the Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan).

Under the 2017 EIP, participants are eligible to receive awards for each performance period subject to deferral of fifty percent (50%) of the total annual award. The 2017 EIP provides that the Board will establish award levels prior to each of the performance periods for the Annual Awards and Deferred Awards. A performance period for the Annual Award is the one-calendar-year period over which an Annual Award can be earned and vested (Performance Period), and for the Deferred Award, the three-calendar-year period over which a Deferred Award can be vested (Deferral Performance Period). For the Gap Year Award, the performance period is the three-year period beginning on January 1, 2017, and ending on December 31, 2019.

Performance goals and qualifiers are the factors established by the Board for each performance period and taken into consideration in determining the amount of an award. The Board will define “Threshold,” “Meets,” “Exceeds,” and “Far Exceeds” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the 2017 EIP are served. The 2017 EIP provides that in determining the appropriate performance goals and qualifiers, the Board will, among other things, balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers and weighting established in prior years and make appropriate adjustments in the future as needed so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.

Under the 2017 EIP, the 2017 performance goals for the Annual Award and Deferred Award relate to risk management, franchise enhancement, community investment, and organizational health and diversity and inclusion.

For the Gap Year Award, the performance goals are based on a 3-year average and relate to the adjusted return on capital spread and risk management.

The 2017 qualifiers under the 2017 EIP are: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.

For the 2017 EIP, performance goal measures range from 75% of target (threshold) to 150% of target (far exceeds). If the total weighted achievement level of the Bank’s performance goals and individual goals is between 75% and 150% of target, the range of total incentive awards for the participants as a percentage of base salary would be 40% to 100% for the Annual Award and Deferred Award together and 20% to 50% for the Gap Year Award.

Fifty percent (50%) of the total incentive award (the Annual Award) will become vested on the last day of the annual Performance Period and the remaining fifty percent (50%) of the award (the Deferred Award) will become vested on the last day of the Deferral Performance Period, provided that the Board determines with respect to the Annual Award that the performance goals are achieved and the qualifiers for the Performance Period are satisfied, and with respect to the Deferred Award, the qualifiers for the Deferral Performance Period are satisfied. The Gap Year Award will become vested over a three-year period beginning on January 1, 2017, and ending on December 31, 2019, to the extent the Board determines the performance goals for the Gap Year Award are achieved and the qualifiers are satisfied.

In addition, vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases such as termination because of death or disability, retirement, reduction in force, department reorganization, or substantial job modification, or termination for “Good Reason” or without “Cause.” In the case of termination because of death or disability, the 2017 EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all other such cases of termination, the 2017 EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period to the extent determined by the Board that the applicable performance goals are achieved and the qualifiers are satisfied.

If a “Change in Control” occurs prior to the date of vesting of an award, then an Annual Award or Gap Year Award will be paid on a pro rata basis based on the assumption the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period, while any Deferred Award will be treated as vested effective as of the date of the Change in Control.

The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, an annual compounding interest rate of 6% is applied to any Deferred Awards.

The 2017 EIP provides that awards may be reduced, eliminated or forfeited in certain circumstances. Under the 2017 EIP, the Board may reduce or eliminate any award not yet paid if the Board finds that a serious, material safety and soundness issue or a serious, material risk management deficiency exists at the Bank, or if: (i) errors or omissions result in material revisions to the Bank’s financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) information submitted to a regulatory or a reporting agency is untimely; or, (iii) the Bank does not make appropriate progress, as determined by the Board, in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

In addition, if the Bank realizes actual losses during a Deferral Performance Period, or other measures or aspects of performance related to the applicable performance period or Deferral Performance Period are realized that would have caused a reduction in the amount of the final award calculated for the applicable performance period or Deferral Performance Period, then the remaining amount of the final award may be reduced to reflect this additional information. Furthermore, if a participant breaches the terms of a non-solicitation agreement with the Bank executed as a condition to participating in the 2017 EIP, all of the participant’s unpaid vested and unvested awards may be forfeited.

Finally, if during the most recent examination of the Bank by the Finance Agency, the Finance Agency identifies an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the participant’s area(s) of responsibility, and such unsafe or unsound practice or condition is not subsequently resolved to the satisfaction of the Board, then all or a portion of a participant’s vested and unvested awards may be forfeited as determined in the sole discretion of the Board. Any future payments for a vested award will cease, and the Bank will have no further obligation to make such payments.

Awards, if any, under the 2017 EIP are to be paid in accordance with the terms of the 2017 EIP following Board approval and completion of any required regulatory review.

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

For 2016, the maximum annual before-tax employee contribution to the Savings Plan was limited to $18,000 (or $24,000 for participants age 50 and over), and no more than $265,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2016, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $265,000.

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

Perquisites

On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a designated building parking space. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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

Compensation and Human Resources Committee
Bradley W. Beal, Chair
John T. Wasley, Vice Chair
Simone Lagomarsino
John F. Robinson
F. Daniel Siciliano
Scott C. Syphax

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus (1)		Non-Equity Incentive Payment(2)	Non-Equity LTIP Payout(3)	Change in Pension Value and Non-Qualified Deferred Compensation(4)		All Other Compensation(5)(6)		Total
J. Gregory Seibly(7)	2016	$506,665		$—		$297,600	$99,100	$335,768		$447,105	(8)	$1,686,238
President and
Chief Executive Officer

Dean Schultz(9)	2016	492,924	(10)	—		—	330,500	490,992		228,893	(11)	1,543,309
Former President and	2015	852,800		35,533		418,200	400,100	—	(12)	61,106		1,767,739
Chief Executive Officer	2014	828,000		—		359,200	390,900	67,313		61,644		1,707,057

Lisa B. MacMillen	2016	557,200		—		275,200	262,800	193,400		39,893		1,328,493
Executive Vice President and	2015	546,300		22,763		270,100	256,300	49,211		40,295		1,184,969
Chief Operating Officer	2014	530,400		—		233,300	250,400	468,647		39,644		1,522,391

Kenneth C. Miller	2016	458,100		—		227,200	214,000	236,083		37,239		1,172,622
Senior Vice President and	2015	444,800		18,533		219,900	208,600	202,885		35,534		1,130,252
Chief Financial Officer	2014	431,800		—		186,500	203,800	261,675		35,448		1,119,223

Lawrence H. Parks	2016	478,009	(13)	—		225,200	212,100	169,090		33,601		1,118,000
Senior Vice President,	2015	461,376	(14)	18,367		217,900	206,800	184,575		32,703		1,121,721
External and Legislative Affairs	2014	452,691	(15)	—		188,300	202,100	448,011		32,109		1,323,211

Suzanne Titus-Johnson	2016	422,653	(16)	—		201,900	190,100	233,358		33,092		1,081,103
Senior Vice President and	2015	395,100		116,463	(17)	195,300	185,300	122,730		31,914		1,046,807
General Counsel and Corporate Secretary	2014	383,600		—		168,700	181,100	388,905		31,679		1,153,984

David H. Martens	2016	394,100		—		195,400	184,100	204,019		33,029		1,010,648
Senior Vice President and	2015	404,032	(18)	15,942		190,200	179,500	181,993		32,212		1,003,879
Chief Risk Officer	2014	385,788	(19)	—		170,000	175,400	225,329		31,745		988,262

(1)
Represents a Board-approved special award, consisting of an amount equal to one additional semi-monthly paycheck for all Bank employees to recognize Bank wide teamwork and its contribution to the Bank’s exceptional overall performance in 2015.

(2)	Represents awards earned under the 2016, 2015, and 2014 PIPs and EIPs. See discussion in “Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

(3)	Represents awards earned under the 2014, 2013, and 2012 EPUPs. See discussion in “Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

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

(5)
Includes perquisites and premiums for disability and life insurance paid by the Bank. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. During his term as President, Mr. Schultz received use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.

(6)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.
(7) Mr. Seibly became President and Chief Executive Officer effective May 12, 2016.

(8)	Of this amount, $224,791 represents reimbursement of relocation costs to Mr. Seibly, and $217,135 represents the related tax gross-ups to Mr. Seibly.

(9)	Mr. Schultz retired effective May 31, 2016, and from May 12, 2016, until his retirement, he served as a non-executive employee of the Bank.

(10)	Of this amount, $137,591 represents a vacation cash-out payment at retirement.

(11)
Of this amount, $150,000 represents a retention payment to Mr. Schultz for his continued service to the Bank through May 31, 2016, and $40,000 represents compensation provided to Mr. Schultz as a consultant to the Bank from June 1, 2016, to July 31, 2016.

(12) In accordance with SEC rules, negative changes in pension value are not included in this table. The negative change in pension value for Mr. Schultz is $167,764, which is due to certain limitations imposed under the SERP and the post age 65 decreasing annuity factors under the frozen FIRF.
(13) Of this amount, $24,009 represents a vacation cash-out payment.

(14)	Of this amount, $20,576 represents a vacation cash-out payment.

(15)	Of this amount, $24,691 represents a vacation cash-out payment.

(16)	Of this amount, $15,653 represents a vacation cash-out payment.
(17) Of this amount, $100,000 represents a discretionary cash incentive compensation award under the 2015 EIP.
(18) Of this amount, $21,432 represents a vacation cash-out payment.

(19)	Of this amount, $14,288 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
J. Gregory Seibly(2)	2016 EPUP	2016-2018	February 2019	$160,000	$320,000	$400,000
	2016 PIP	2016	February 2017	160,000	320,000	400,000
Dean Schultz(3)	2016 EPUP	2016-2018	February 2019	170,600	341,100	426,400
	2016 EIP	2016	February 2017	170,600	341,100	426,400
Lisa B. MacMillen	2016 EPUP	2016-2018	February 2019	111,400	222,900	278,600
	2016 EIP	2016	February 2017	111,400	222,900	278,600
Kenneth C. Miller	2016 EPUP	2016-2018	February 2019	91,600	183,200	229,100
	2016 EIP	2016	February 2017	91,600	183,200	229,100
Lawrence H. Parks	2016 EPUP	2016-2018	February 2019	90,800	181,600	227,000
	2016 EIP	2016	February 2017	90,800	181,600	227,000
Suzanne Titus-Johnson	2016 EPUP	2016-2018	February 2019	81,400	162,800	203,500
	2016 EIP	2016	February 2017	81,400	162,800	203,500
David H. Martens	2016 EPUP	2016-2018	February 2019	78,800	157,600	197,100
	2016 EIP	2016	February 2017	78,800	157,600	197,100

(1) Estimated payouts for the 2016 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect at the beginning of each performance period. Awards, if any, under the 2016 EPUP are payable following the end of the three-year performance period and the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation
Program – Long-Term Cash Incentive Plan: Executive Performance Unit Plan.” The payouts for the 2016 PIP and EIP are the amounts that could have been earned by the respective executive officers for 2016. Actual amounts earned under the 2016 PIP and 2016 EIP are included in the
Summary Compensation Table.
(2) Any awards for Mr. Seibly under the 2016 EPUP and payouts under the 2016 PIP are subject to proration as of April 1, 2016. In accordance with
Mr. Seibly’s employment contract, Mr. Seibly is also eligible to participate on a pro rata basis in the Bank’s 2014 and 2015 EPUPs. Actual payouts under the 2016 PIP and the 2014 EPUP are included in the Summary Compensation Table.
(3) Any award for Mr. Schultz under the 2016 EPUP is subject to proration based on his retirement date. Based on Mr. Schultz’s retirement date of
May 31, 2016, he was not eligible for any incentive award under the 2016 PIP.

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

The 2016 base salaries of the current named executive officers were as follows: J. Gregory Seibly $506,665 (May 12, 2016, to December 31, 2016); Dean Schultz, $355,333 (January 1, 2016, to May 31, 2016); Lisa B. MacMillen, $557,200; Kenneth C. Miller, $458,100; Lawrence H. Parks, $454,000; Suzanne Titus-Johnson, $407,000; and

David H. Martens, $394,100. For 2017, the base salaries of the current named executive officers are as follows: J. Gregory Seibly, $850,000; Lisa B. MacMillen, $557,200; Kenneth C. Miller, $467,300; Lawrence H. Parks, $463,100; Suzanne Titus-Johnson, $415,100; and David H. Martens, $394,100.

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

The Senior Officers' Policy also provides severance payments in connection with a “Change in Control” (as defined by the Senior Officers' Policy). Under the Senior Officers' Policy, in the event the president or the executive vice president experiences a termination of employment in connection with a Change in Control, severance and benefits will be payable pursuant to the Change in Control Severance Agreements in the case of the former president and chief executive officer and the executive vice president and chief operating officer, described below.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2016, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: J. Gregory Seibly, $74,021; Lisa B. MacMillen, $560,108; Kenneth C. Miller, $461,225; Lawrence H. Parks, $455,064; Suzanne Titus-Johnson, $409,973; and David H. Martens, $396,172.

Employment Agreement. The Bank entered into an employment agreement with Mr. Seibly with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Mr. Seibly. Under the terms of the agreement, Mr. Seibly will initially receive a base annual salary of $800,000 and a sign-on payment of $600,000 to be received in two equal installments within 30 days of each of the first and second anniversaries of Mr. Seibly’s employment start date, and subject to clawback in certain circumstances. The employment agreement provides for a severance payment equal to (i) two times his “Base Salary” (as defined in his employment agreement); and (ii) two times his “Annual Incentive Amounts” (as defined in his employment agreement) and continued benefits if Mr. Seibly’s employment is terminated under certain circumstances in connection with a “Change in Control” (as defined in his employment agreement) of the Bank. Mr. Seibly will also be eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s SERP, 2016 PIP, and the 2014-2016, 2015-2017, and 2016-2018 EPUPs. Under Mr. Seibly’s employment agreement, the years of credited service and the amount of Bank contribution credits under the SERP are as follows: 10% of total annual compensation for less than 4 years of credited service; 15% of total annual compensation for 4 or more years but less than 9 years of credited service; and 20% of total annual compensation for 9 or more years of credited service. In addition, Mr. Seibly’s employment agreement provides that he will receive a supplemental SERP contribution credit in the amount of $600,000, to be credited in three equal installments over two years, with the first installment credited at the time his employment begins and the second and third installments on the first and second anniversaries of his employment commencement, respectively. These supplemental SERP contribution credits will vest immediately when credited. Mr. Seibly’s employment agreement also provides for reimbursement of his relocation cost up to $250,000 and payment to the appropriate taxing authorities of up to $220,000 of any relocation tax obligations.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for the former president and chief executive officer, Dean Schultz, and the executive vice president and chief operating officer, Lisa B. MacMillen (Agreements). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a “Change in Control” (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if the executive terminates his or her employment for “Good Reason” (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “Annual Incentive Amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to items (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, the payment will be delayed until the Bank achieves compliance with its regulatory capital requirements. Had the employment of Ms. MacMillen been terminated under certain circumstances in connection with a Change in Control on December 31, 2016, the approximate value of the benefits, excluding amounts of any executive-level outplacement benefits, payable to Ms. MacMillen (subject to Finance Agency regulatory review) would have been $1,672,806.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts

For 2016, J. Gregory Seibly, president and chief executive officer, was awarded a pro rata cash incentive compensation award prorated as of April 1, 2016, in accordance with the terms of his employment agreement, under the 2016 President's Incentive Plan (2016 PIP) for his service beginning in May 2016 of $297,600. Mr. Seibly’s award was based on the Bank's 2016 achievement level of 150% for the Risk Management goal, 138.8% for the Franchise Enhancement goal, and 150.0% for the Community Investment goal, and his 2016 achievement level for his individual goal.

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2016 EIP were made: Lisa B. MacMillen, $275,200; Kenneth C. Miller, $227,200; Lawrence H. Parks, $225,200; Suzanne Titus-Johnson, $201,900; and David H. Martens, $195,400.

In reviewing the Bank's 2016 performance, the Board recognized the president’s leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues, while achieving all performance goals and objectives at a very high level. With respect to Mr. Seibly in particular, the Board recognized the president’s achievements with respect to repositioning the relationship building efforts with members and his efforts in connection with enhancing constituent relations, the commitment to safe and sound practices, capital management practices, and employee engagement. Last, the Board recognized the president’s efforts in creating a Bank culture committed to operational and financial efficiency and effectiveness.

The Risk Management goal, which consisted of two goal components (strategic sourcing/vendor management and business continuity), was measured at an aggregate achievement level of 150.0%. In determining the level of achievement for the first component, the Board recognized management's accomplishments and achievements in both strategic sourcing and vendor management initiatives. In particular, the Board recognized the adoption of newly revised policies as well as directing Bank spend, including diverse spend, through the sourcing team to ensure appropriate due diligence, a competitive bidding process, and oversight, and the Bank’s adoption of tools and processes for assessing and managing vendor risk across multiple vendor tiers. With respect to the second goal component, achievement was based on management enhancing the Bank’s recovery resilience to create a more mature business continuity management program and accomplishing key initiatives such as expanding business unit business continuity plan creation and maintenance, expanding department and Bankwide business continuity management program stress testing, aligning business unit critical process recovery time objectives and recovery point objectives with technology capabilities, expanding the crisis management framework to include clear business unit recovery teams and better integrate technology incident management and information security response protocols, and establishing an annual, mandatory all-employee business recovery and emergency preparedness learning course.

The Bank's Franchise Enhancement goal, which consisted of six goal components, was measured at an aggregate achievement level of 138.8%. The Board recognized the Bank's financial performance in 2016 for the financial performance goal component (which excluded the impact of other-than-temporary impairment charges and litigation settlements gains), the achievements relating to the Bank’s four member business goal components, and the technology initiatives goal component relating to franchise enhancement. With respect to the financial performance goal component, the adjusted return on capital spread goal target level for 2016 was 3.52% and the Bank achieved a spread of 3.97% (net of adjustments). The Board noted the Bank’s achievements in the four member business goal component as follows: average daily balance for advances and letters of credit for 2016 was $59.8 billion, far exceeding the target goal achievement level; sales volume of $348.1 million under the MPF Program, which was just below the exceeds goal achievement level; the number of participating financial institutions selling into the MPF program was just below the far exceeds goal achievement level; and the number of institutions recruited as members was just below the far exceeds goal achievement level.

Of the eight strategic technology initiatives in the technology initiatives goal component, the Bank completed the following seven initiatives: Technology Resiliency – Phase I, Vendor and Procurement Management, Collateral Management System, Accounting Operations Automation, Digital Strategy – Member Portal Expansion, Calypso Expansion, and CID Process Improvement and Public Presence.

The Board further noted the Bank's strong performance on its Community Investment goal, which was measured at an achievement level of 150.0% for 2016. The Bank far exceeded the two goal components in the Community Investment goal to focus management on the number of members using the CIP and ACE Program or participating in the AHEAD Program.

For the 2014 EPUP, covering the three-year period 2014 through 2016, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank's adjusted return on capital spread goal and Risk Management goal over the three-year performance period from 2014 through 2016. The overall achievement level for the goals over this period was 144%, reflecting the effect of above-target performance on the adjusted return on capital spread goal in 2014, 2015, and 2016. The target level for the three-

year period 2014 through 2016 was 3.27%, and the Bank achieved a spread of 3.95% (net of adjustments). The overall achievement level also reflected an achievement level for the Risk Management goal component of 142%, which was the average of the actual Risk Management goal achievement levels under the 2014, 2015, and 2016 annual short-term cash incentive compensation plans.

The awards approved by the Board under the 2014 EPUP were as follows: J. Gregory Seibly, $99,100; Dean Schultz, $330,500; Lisa B. MacMillen, $262,800; Kenneth C. Miller, $214,000; Lawrence H. Parks, $212,100; Suzanne Titus-Johnson, $190,100; and David H. Martens, $184,100.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2016, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
J. Gregory Seibly	Cash Balance Plan	0.083	$4,957	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	0.083	316	—
	Deferred Compensation Plan	0.083	—	—
	Supplemental Executive Retirement Plan(2)	0.583	330,494	—

Dean Schultz	Cash Balance Plan	31.167	—	618,117
	Financial Institutions Retirement Fund	11.000	—	1,010,731
	Benefit Equalization Plan	31.167	—	3,280,809
	Deferred Compensation Plan	31.167	—	288,420
	Supplemental Executive Retirement Plan(2)	13.417	—	1,732,242

Lisa B. MacMillen	Cash Balance Plan	30.417	655,113	—
	Financial Institutions Retirement Fund	9.417	131,763	—
	Benefit Equalization Plan	30.417	1,138,158	—
	Deferred Compensation Plan	30.417	485,047	—
	Supplemental Executive Retirement Plan(2)	14.000	1,061,371	—

Kenneth C. Miller	Cash Balance Plan	21.917	550,819	—
	Financial Institutions Retirement Fund	0.917	25,764	—
	Benefit Equalization Plan	21.917	385,737	—
	Deferred Compensation Plan	21.917	21,042	—
	Supplemental Executive Retirement Plan(2)	14.000	1,314,359	—

Lawrence H. Parks	Cash Balance Plan	19.333	576,190	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	19.333	481,942	—
	Deferred Compensation Plan	19.333	113,525	—
	Supplemental Executive Retirement Plan(2)	14.000	1,494,489	—

Suzanne Titus-Johnson	Cash Balance Plan	30.333	844,341	—
	Financial Institutions Retirement Fund	9.333	139,120	—
	Benefit Equalization Plan	30.333	820,358	—
	Deferred Compensation Plan	30.333	81,605	—
	Supplemental Executive Retirement Plan(2)	11.750	1,003,718	—

David H. Martens	Cash Balance Plan	20.167	473,489	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	20.167	241,893	—
	Deferred Compensation Plan	20.167	88,796	—
	Supplemental Executive Retirement Plan(2)	14.000	1,198,324	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2016 (measured December 31, 2016) was calculated using a discount rate of 3.50%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2016.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2016 Executive Contributions(1)	2016 Bank Contributions(2)	Aggregate Earnings/ (Losses) in 2016		Aggregate (Withdrawals)/ Distributions in 2016	Yearend 2016 Aggregate Balance(3)
J. Gregory Seibly	2016	$—	$—	$—	$—		$—	$—
President and
Chief Executive Officer

Dean Schultz	2016	—	—	—	—		—	—
Former President and
Chief Executive Officer

Lisa B. MacMillen	2016	5,412,141	504,666	—	433,653		(587,530)	5,762,930
Executive Vice President and
Chief Operating Officer

Kenneth C. Miller	2016	—	—	—	—		—	—
Senior Vice President and
Chief Financial Officer

Lawrence H. Parks	2016	458,123	96,000	5,760	145	—	—	560,028
Senior Vice President,
External and Legislative Affairs

Suzanne Titus-Johnson	2016	—	120,000	7,200	5,390		—	132,590
Senior Vice President and
General Counsel and Corporate Secretary

David H. Martens	2016	591,574	351,478	—	23,760		—	966,812
Senior Vice President and
Chief Risk Officer

(1)
The 2016 executive contributions made by Ms. MacMillen and Mr. Martens are included in the "Non-Equity Incentive Payment" and "Non-Equity LTIP Payout" columns in the Summary Compensation Table (SCT); the 2016 executive contributions made by Mr. Parks are included in the "Salary" column for 2016 in the SCT; and the 2016 executive contributions for Ms. Titus-Johnson are included in the “Salary,” “Non-Equity Incentive Payment,” and “Non-Equity LTIP Payout” columns in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2016 Bank contribution made to Mr. Parks and Ms. Titus-Johnson are included in the “All Other Compensation" column for 2016 in the SCT.

(3)
The yearend 2016 aggregate balance for Mr. Parks includes $90,000 and $84,000 reported in the "Salary" Column for 2015 and 2014 in the SCT, respectively, and includes $5,400 and $5,040 reported in the "All Other Compensation" column for 2015 and 2014 in the SCT, respectively. The yearend 2016 aggregate balance for Mr. Martens includes $33,600 and $28,800 reported in the "Salary" column for 2015 and 2014 in the SCT, respectively, and includes $2,016 and $1,728 reported in the "All Other Compensation" column for 2015 and 2014 in the SCT, respectively.

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

Director Compensation Table For the Year Ended December 31, 2016

(In whole dollars)
Name	Fees Earned or Paid in Cash
Douglas H. (Tad) Lowrey(1)	$114,625
Melinda Guzman(2)	107,750
Bradley W. Beal	80,000
Craig G. Blunden	95,000
Steven R. Gardner	95,000
Richard A. Heldebrant	95,000
Simone Lagomarsino	100,000
John F. Luikart	87,250
Kevin Murray	100,000
Robert F. Nielsen	95,000
Brian M. Riley	95,000
John F. Robinson	95,000
Scott C. Syphax	95,000
John T. Wasley	95,000
Total	$1,349,625

(1)	Chairman during 2016
(2) Vice Chairman during 2016

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites are considered de minimis and not included in the table above.

The Board of Directors Compensation and Expense Reimbursement Policy for 2016 (2016 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$67,500	$47,500	$115,000
Vice Chairman	62,500	47,500	110,000
Audit and Risk Committee Chairs	52,500	47,500	100,000
All Other Committee Chairs	47,500	47,500	95,000
Directors on Audit Committee	37,500	47,500	85,000
Other Directors	32,500	47,500	80,000

Under the 2016 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $9,500 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $47,500.

The 2016 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2016 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2016 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2016 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

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

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2017 (2017 Directors Compensation Policy), which is substantially similar to the 2016 Directors Compensation Policy with the exception that the maximum total director fees were increased by $15,000 for all directors and by $10,000 for all committee chairs and for the Board chair and vice chair. Director fees were increased to more closely align with relevant market benchmarks for director compensation and trends at other FHLBanks. The 2017 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2017.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
JPMorgan Chase Bank, National Association(1)(2)	3,998,511	13.9%
1111 Polaris Parkway
Columbus, OH 43240

Bank of the West	1,972,494	6.9
180 Montgomery Street
San Francisco, CA 94104

First Republic Bank	1,620,000	5.7
111 Pine Street
San Francisco, CA 94111
Total	7,591,005	26.5%

(1)	Nonmember institution.
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

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2017.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Bradley W. Beal	One Nevada Credit Union	Las Vegas	NV	13,915	0.1%
Craig G. Blunden	Provident Savings Bank	Riverside	CA	80,943	0.3
Steven R. Gardner	Pacific Premier Bank	Irvine	CA	144,459	0.5
Richard A. Heldebrant	Star One Credit Union	Sunnyvale	CA	556,713	1.9
Simone Lagomarsino	Heritage Oaks Bank	Paso Robles	CA	78,531	0.3
Douglas H. (Tad) Lowrey	Pacific Western Bank	Beverly Hills	CA	263,520	0.9
Brian M. Riley	Mohave State Bank	Lake Havasu City	AZ	24,083	0.1
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	172,500	0.6
Total				1,334,664	4.7%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2016 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Siciliano, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2016, were independent in 2016 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2016, were independent in 2016 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Beal, Mr. Blunden, Mr. Gardner, Mr. Heldebrant, Ms. Lagomarsino, Mr. Lowrey, Mr. Riley, and Mr. Robinson.

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

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Agency's independence standards and NASDAQ rules, all Audit Committee members who served in 2016 were independent and all current Audit Committee members are independent.

All Audit Committee members who served in 2016 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence

The Board has a Compensation and Human Resources Committee. Using the Finance Agency's director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2016 were independent, and all current Compensation and Human Resources Committee members are independent.

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

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2016 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2016 and 2015, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2016	2015
Audit fees	$1.0	$0.9
All other fees	—	—
Total	$1.0	$0.9

Audit Fees. Audit fees during 2016 and 2015 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2016 and 2015 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2016 and 2015.

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

In 2016 and 2015, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 27, 2017

4.1
Capital Plan, as amended and restated effective April 1, 2015, and updated August 3, 2015, to reflect adjustments to activity-based stock requirements, incorporated by reference to Exhibit 4.1 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2017

10.2	Form of Director Indemnification Agreement

10.3	Form of Senior Officer Indemnification Agreement

10.4
Retention Payment Agreement between the Federal Home Loan Bank of San Francisco and Dean Schultz, effective May 12, 2016, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016 (Commission File No. 000-51398)

10.5
Independent Contractor Consulting Agreement between the Federal Home Loan Bank of San Francisco and Dean Schultz, effective June 1, 2016, incorporated by reference to Exhibit 10.2 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016 (Commission File No. 000-51398)

10.6
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.7
Change in Control Severance Agreement for Dean Schultz, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.8
Change in Control Severance Agreement for Lisa B. MacMillen, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.9
Board Resolution for 2017 Board of Directors Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.2 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.10	2017 Executive Incentive Plan

10.11
2016 President’s Incentive Plan, incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.12
2016 Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.13	2016 Executive Performance Unit Plan, as amended

10.14	2016 Executive Performance Unit Plan Summary Description, as amended

10.15	2015 Executive Performance Unit Plan, as amended

10.16	2015 Executive Performance Unit Plan Summary Description, as amended

10.17
2014 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on
Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 (Commission File No. 000-51398)

10.18
Supplemental Executive Retirement Plan, as amended and restated on July 1, 2013 (including 2016 Amendment), incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (Commission File No. 000-51398)

10.19
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.20
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.21
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.22
Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.23	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks

10.24
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2016

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2016 and 2015; (ii) Statements of Income for the Years Ended December 31, 2016, 2015, and 2014; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014; (iv) Statements of Capital Accounts for the Years Ended December 31, 2016, 2015, and 2014; (v) Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014; and (vi) Notes to Financial Statements.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer
March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer (Principal executive officer)

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

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ JOHN T. WASLEY
John T. Wasley Director