Form 10-Q
period 2017-03-31
Federal Home Loan Bank of San Francisco
filed 2017-05-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
  ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2017
Class B Stock, par value $100	28,664,054

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$41	$2
Interest-bearing deposits	615	590
Securities purchased under agreements to resell	11,500	15,500
Federal funds sold	10,092	4,214
Trading securities(a)	1,466	2,066
Available-for-sale (AFS) securities(a)	4,294	4,489
Held-to-maturity (HTM) securities (fair values were $13,054 and $14,141, respectively)(a)	13,016	14,127
Advances (includes $3,816 and $3,719 at fair value under the fair value option, respectively)	49,052	49,845
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	966	826
Accrued interest receivable	64	79
Premises, software, and equipment, net	31	33
Derivative assets, net	65	66
Other assets	88	104
Total Assets	$91,290	$91,941
Liabilities:
Deposits	$171	$169
Consolidated obligations:
Bonds (includes $2,236 and $1,507 at fair value under the fair value option, respectively)	49,493	50,224
Discount notes	35,028	33,506
Total consolidated obligations	84,521	83,730
Mandatorily redeemable capital stock	403	457
Borrowings from other Federal Home Loan Banks (FHLBanks)	—	1,345
Accrued interest payable	92	67
Affordable Housing Program (AHP) payable	217	205
Derivative liabilities, net	1	2
Other liabilities	312	429
Total Liabilities	85,717	86,404
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 24 shares, respectively	2,280	2,370
Unrestricted retained earnings	850	888
Restricted retained earnings	2,300	2,168
Total Retained Earnings	3,150	3,056
Accumulated other comprehensive income/(loss) (AOCI)	143	111
Total Capital	5,573	5,537
Total Liabilities and Capital	$91,290	$91,941

(a)	At March 31, 2017, and December 31, 2016, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Interest Income:
Advances	$153	$104
Prepayment fees on advances, net	—	2
Interest-bearing deposits	1	—
Securities purchased under agreements to resell	1	2
Federal funds sold	19	5
Trading securities	4	2
AFS securities	61	69
HTM securities	67	64
Mortgage loans held for portfolio	9	8
Total Interest Income	315	256
Interest Expense:
Consolidated obligations:
Bonds	116	104
Discount notes	54	19
Mandatorily redeemable capital stock	11	10
Total Interest Expense	181	133
Net Interest Income	134	123
Provision for/(reversal of) credit losses on mortgage loans	—	—
Net Interest Income After Mortgage Loan Loss Provision	134	123
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(1)	(15)
Net amount of OTTI loss reclassified to/(from) AOCI	(2)	8
Net OTTI loss, credit-related	(3)	(7)
Net gain/(loss) on trading securities	1	1
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(1)	27
Net gain/(loss) on derivatives and hedging activities	(9)	(65)
Gains on litigation settlements, net	119	211
Other	5	4
Total Other Income/(Loss)	112	171
Other Expense:
Compensation and benefits	19	18
Other operating expense	14	15
Federal Housing Finance Agency	2	2
Office of Finance	1	1
Quality Jobs Fund expense	40	—
Other	4	—
Total Other Expense	80	36
Income/(Loss) Before Assessment	166	258
AHP Assessment	18	27
Net Income/(Loss)	$148	$231

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net Income/(Loss)	$148	$231
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	—	1
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	29	(47)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	2	(8)
Total net non-credit-related OTTI gain/(loss) on AFS securities	31	(55)
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	1	1
Total net non-credit-related OTTI gain/(loss) on HTM securities	1	1
Total other comprehensive income/(loss)	32	(53)
Total Comprehensive Income/(Loss)	$180	$178

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			36	195	231	(53)	178
Issuance of capital stock	1	112					112
Repurchase of capital stock	(2)	(198)					(198)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(52)					(52)
Cash dividends paid on capital stock (7.99%)				(45)	(45)		(45)
Balance, March 31, 2016	21	$2,115	$2,054	$760	$2,814	$(38)	$4,891
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			132	16	148	32	180
Issuance of capital stock	1	83					83
Repurchase of capital stock	(2)	(173)					(173)
Cash dividends paid on capital stock (9.08%)				(54)	(54)		(54)
Balance, March 31, 2017	23	$2,280	$2,300	$850	$3,150	$143	$5,573

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net Income /(Loss)	$148	$231
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(17)	(26)
Change in net fair value of trading securities	(1)	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	1	(27)
Change in net derivatives and hedging activities	(13)	(3)
Net OTTI loss, credit-related	3	7
Net change in:
Accrued interest receivable	15	2
Other assets	10	(269)
Accrued interest payable	26	66
Other liabilities	(5)	64
Total adjustments	19	(187)
Net cash provided by/(used in) operating activities	167	44
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(9)	395
Securities purchased under agreements to resell	4,000	(2,500)
Federal funds sold	(5,878)	27
Premises, software, and equipment	(1)	(1)
Trading securities:
Proceeds from maturities of long-term	601	275
Purchases of long-term	—	(250)
AFS securities:
Proceeds from maturities of long-term	245	233
HTM securities:
Net (increase)/decrease in short-term	650	—
Proceeds from maturities of long-term	731	541
Purchases of long-term	(368)	—
Advances:
Principal collected	332,485	334,188
Made to members	(331,705)	(332,340)
Mortgage loans held for portfolio:
Principal collected	30	40
Purchases	(166)	(17)
Proceeds from sales of foreclosed assets	2	1
Net cash provided by/(used in) investing activities	617	592

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash Flows from Financing Activities:
Net change in:
Deposits	3	(783)
Borrowings from other FHLBanks	(1,345)	—
Net proceeds from issuance of consolidated obligations:
Bonds	12,320	11,064
Discount notes	41,735	15,924
Payments for matured and retired consolidated obligations:
Bonds	(13,043)	(5,716)
Discount notes	(40,217)	(22,477)
Proceeds from issuance of capital stock	83	112
Payments for repurchase/redemption of mandatorily redeemable capital stock	(54)	(54)
Payments for repurchase of capital stock	(173)	(198)
Cash dividends paid	(54)	(45)
Net cash provided by/(used in) financing activities	(745)	(2,173)
Net increase/(decrease) in cash and due from banks	39	(1,537)
Cash and due from banks at beginning of the period	2	1,637
Cash and due from banks at end of the period	$41	$100
Supplemental Disclosures:
Interest paid	$168	$118
AHP payments	10	13
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	—	52

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form
10-K).

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2017, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and
Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2016 Form 10-K. Other
changes to these policies as of March 31, 2017, are discussed in Note 2 – Recently Issued and Adopted Accounting
Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance, and its effect on the Banks’ financial condition, results of operations, and cash flows has not yet been determined.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the Statements of Income and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Statements of Income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Bank is in the process of evaluating this guidance, and its effect on the Banks’ financial condition, results of operations, and cash flows has not yet been determined.

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statements of Cash Flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. The guidance should be applied using a retrospective transition method to each period presented. The Bank does not intend to adopt this new guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s cash flows has not yet been determined. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting for credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate under the circumstances. In addition, under the new guidance, a financial asset, or a group of financial assets, is required to be measured at its amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial assets. Among other things, the guidance also requires:

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2017, and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,459	$2,058
MBS – Other U.S. obligations – Ginnie Mae	7	8
Total	$1,466	$2,066

The net unrealized gain/(loss) on trading securities was $1 and $1 for the three months ended March 31, 2017 and 2016, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of March 31, 2017, and December 31, 2016, were as follows:

March 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$398	$(1)	$24	$—	$421
Alt-A, option ARM	820	(28)	78	—	870
Alt-A, other	2,909	(68)	162	—	3,003
Total	$4,127	$(97)	$264	$—	$4,294

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$413	$(1)	$22	$—	$434
Alt-A, option ARM	853	(31)	77	(2)	897
Alt-A, other	3,087	(82)	154	(1)	3,158
Total	$4,353	$(114)	$253	$(3)	$4,489

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At March 31, 2017, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $904. At December 31, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $941.

The following table summarizes the AFS securities with unrealized losses as of March 31, 2017, and December 31, 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$4	$—	$13	$1	$17	$1
Alt-A, option ARM	53	—	244	28	297	28
Alt-A, other	85	1	960	67	1,045	68
Total	$142	$1	$1,217	$96	$1,359	$97

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$14	$1	$14	$1
Alt-A, option ARM	14	—	249	33	263	33
Alt-A, other	57	—	1,048	83	1,105	83
Total	$71	$—	$1,311	$117	$1,382	$117

As indicated in the tables above, as of March 31, 2017, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$700	$—	$700	$—	$—	$700
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	212	—	212	—	(14)	198
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	902	—	902	5	(1)	906
GSEs – single-family:
Freddie Mac	2,598	—	2,598	23	(12)	2,609
Fannie Mae	4,684	—	4,684	47	(6)	4,725
Subtotal GSEs – single-family	7,282	—	7,282	70	(18)	7,334
GSEs – multifamily:
Freddie Mac	1,547	—	1,547	3	—	1,550
Fannie Mae	1,295	—	1,295	—	(1)	1,294
Subtotal GSEs – multifamily	2,842	—	2,842	3	(1)	2,844
Subtotal GSEs	10,124	—	10,124	73	(19)	10,178
PLRMBS:
Prime	660	—	660	2	(12)	650
Alt-A, other	426	(8)	418	11	(7)	422
Subtotal PLRMBS	1,086	(8)	1,078	13	(19)	1,072
Total MBS	12,112	(8)	12,104	91	(39)	12,156
Total	$13,024	$(8)	$13,016	$91	$(53)	$13,054

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$1,350	$—	$1,350	$—	$—	$1,350
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	225	—	225	—	(18)	207
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	951	—	951	5	(1)	955
GSEs – single-family:
Freddie Mac	2,793	—	2,793	23	(15)	2,801
Fannie Mae	5,037	—	5,037	47	(14)	5,070
Subtotal GSEs – single-family	7,830	—	7,830	70	(29)	7,871
GSEs – multifamily:
Freddie Mac	1,556	—	1,556	—	(1)	1,555
Fannie Mae	1,058	—	1,058	—	(1)	1,057
Subtotal GSEs – multifamily	2,614	—	2,614	—	(2)	2,612
Subtotal GSEs	10,444	—	10,444	70	(31)	10,483
PLRMBS:
Prime	707	—	707	2	(15)	694
Alt-A, other	459	(9)	450	11	(9)	452
Subtotal PLRMBS	1,166	(9)	1,157	13	(24)	1,146
Total MBS	12,561	(9)	12,552	88	(56)	12,584
Total	$14,136	$(9)	$14,127	$88	$(74)	$14,141

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At March 31, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $27, discounts of $32, and credit-related OTTI of $8. At December 31, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $29, discounts of $34, and credit-related OTTI of $8.

The following tables summarize the HTM securities with unrealized losses as of March 31, 2017, and December 31, 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$198	$14	$198	$14
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	179	1	—	—	179	1
GSEs – single-family:
Freddie Mac	1,274	12	4	—	1,278	12
Fannie Mae	813	5	100	1	913	6
Subtotal GSEs – single-family	2,087	17	104	1	2,191	18
GSEs – multifamily:
Fannie Mae	1,008	1	—	—	1,008	1
Subtotal GSEs – multifamily	1,008	1	—	—	1,008	1
Subtotal GSEs	3,095	18	104	1	3,199	19
PLRMBS:
Prime	1	—	455	12	456	12
Alt-A, other	—	—	421	15	421	15
Subtotal PLRMBS	1	—	876	27	877	27
Total MBS	3,275	19	980	28	4,255	47
Total	$3,275	$19	$1,178	$42	$4,453	$61

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$193	$18	$193	$18
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	190	1	—	—	190	1
GSEs – single-family:
Freddie Mac	1,498	15	3	—	1,501	15
Fannie Mae	2,665	12	96	2	2,761	14
Subtotal GSEs – single-family	4,163	27	99	2	4,262	29
GSEs – multifamily:
Freddie Mac	1,007	1	—	—	1,007	1
Fannie Mae	387	1	—	—	387	1
Subtotal GSEs – multifamily	1,394	2	—	—	1,394	2
Subtotal GSEs	5,557	29	99	2	5,656	31
PLRMBS:
Prime	1	—	517	15	518	15
Alt-A, other	—	—	452	18	452	18
Subtotal PLRMBS	1	—	969	33	970	33
Total MBS	5,748	30	1,068	35	6,816	65
Total	$5,748	$30	$1,261	$53	$7,009	$83

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2017, and December 31, 2016, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

March 31, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$700	$700	$700
Due after 5 years through 10 years	35	35	35
Due after 10 years	177	177	163
Subtotal	912	912	898
MBS	12,112	12,104	12,156
Total	$13,024	$13,016	$13,054

December 31, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,350	$1,350	$1,350
Due after 5 years through 10 years	35	35	34
Due after 10 years	190	190	173
Subtotal	1,575	1,575	1,557
MBS	12,561	12,552	12,584
Total	$14,136	$14,127	$14,141

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 10.0% over the 12-month period beginning January 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from 0.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2017 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the first quarter of 2017, and the related current credit enhancement for the Bank.

March 31, 2017
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, other
2007	9.0	29.5	41.5	1.2
2005	14.0	10.7	34.3	0.1
2004 and earlier	14.0	1.7	31.4	9.2
Total	11.3	20.7	38.2	0.7

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance, beginning of the period	$1,183	$1,255
Additional charges on securities for which OTTI was previously recognized(1)	3	7
Securities matured during the period (2)	—	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(17)	(23)
Balance, end of the period	$1,169	$1,239

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
For the three months ended March 31, 2017 and 2016, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2017 and 2016, respectively.

(2) Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.
(3) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $23 and $26, for the three months ended March 31, 2017 and 2016, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2017 and 2016.

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at March 31, 2017, and December 31, 2016, by loan collateral type:

March 31, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$479	$398	$421	$—	$—	$—	$—
Alt-A, option ARM	1,091	820	871	—	—	—	—
Alt-A, other	3,450	2,909	3,002	87	82	73	84
Total	$5,020	$4,127	$4,294	$87	$82	$73	$84

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$498	$413	$434	$—	$—	$—	$—
Alt-A, option ARM	1,134	853	897	—	—	—	—
Alt-A, other	3,650	3,087	3,158	93	88	79	91
Total	$5,282	$4,353	$4,489	$93	$88	$79	$91

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2017, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2017, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2017, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2017, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.58% to 8.57% at March 31, 2017, and 0.43% to 8.57% at December 31, 2016, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017		December 31, 2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$21,514	0.94%	$22,902	0.78%
After 1 year through 2 years	10,919	1.39	7,608	1.36
After 2 years through 3 years	6,654	1.34	9,410	1.22
After 3 years through 4 years	4,262	1.40	2,083	1.39
After 4 years through 5 years	4,524	1.42	6,423	1.24
After 5 years	1,204	2.89	1,431	2.60
Total par value	49,077	1.22%	49,857	1.09%
Valuation adjustments for hedging activities	(36)		(22)
Valuation adjustments under fair value option	11		10
Total	$49,052		$49,845

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $3,744 at March 31, 2017, and $3,647 at December 31, 2016. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $16,053 at March 31, 2017, and $15,505 at December 31, 2016.

The Bank’s advances at March 31, 2017, and December 31, 2016, included $50 and $125 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at March 31, 2017, and December 31, 2016, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Within 1 year	$26,981	$25,784	$21,514	$22,927
After 1 year through 2 years	9,253	11,078	10,919	7,583
After 2 years through 3 years	6,260	4,465	6,654	9,410
After 3 years through 4 years	3,962	5,782	4,262	2,083
After 4 years through 5 years	1,518	1,421	4,524	6,423
After 5 years	1,103	1,327	1,204	1,431
Total par value	$49,077	$49,857	$49,077	$49,857

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2017 and 2016. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017		Three Months Ended March 31, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$14,806	30%	$41	25%
Bank of the West	6,655	14	14	9
First Republic Bank	5,900	12	21	13
CIT Bank, N.A.	2,411	5	7	5
Star One Credit Union(3)	2,046	4	7	4
Subtotal	31,818	65	90	56
Others	17,259	35	71	44
Total par value	$49,077	100%	$161	100%

	March 31, 2016		Three Months Ended March 31, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$14,812	30%	$24	20%
Bank of the West	6,640	14	12	10
First Republic Bank	3,800	8	16	13
CIT Bank, N.A.	3,114	6	7	6
Citibank, N.A.(2)	3,000	6	3	2
Subtotal	31,366	64	62	51
Others	17,627	36	60	49
Total par value	$48,993	100%	$122	100%

(1)
Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

(2)	Nonmember institution.

(3)	Officer of member bank also serves on the Board of Directors of the Bank.

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

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2017, and December 31, 2016, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017	December 31, 2016
Par value of advances:
Fixed rate:
Due within 1 year	$12,421	$13,486
Due after 1 year	11,504	10,845
Total fixed rate	23,925	24,331
Adjustable rate:
Due within 1 year	9,093	9,416
Due after 1 year	16,059	16,110
Total adjustable rate	25,152	25,526
Total par value	$49,077	$49,857
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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2017, or December 31, 2016. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Prepayment fees received	$—	$—
Fair value adjustments	—	2
Net	$—	$2
Advance principal prepaid	$1,245	$770

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. As of March 31, 2017, the Bank had approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of March 31, 2017, and December 31, 2016, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2017	December 31, 2016
Fixed rate medium-term mortgage loans	$46	$55
Fixed rate long-term mortgage loans	900	759
Subtotal	946	814
Unamortized premiums	26	18
Unamortized discounts	(6)	(6)
Mortgage loans held for portfolio	966	826
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$966	$826

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: advances, letters of credit, and other extensions of credit, collectively referred to as “credit products,” mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. For more information on these portfolio segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2016 Form 10-K.

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At March 31, 2017, and December 31, 2016, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2017, or during 2016.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of March 31, 2017, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

No member institutions were placed into receivership during the first three months of 2017 or from April 1 to April 30, 2017.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of March 31, 2017, and December 31, 2016.

	March 31, 2017	December 31, 2016
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$10	$7
60 – 89 days delinquent	2	3
90 days or more delinquent	14	15
Total past due	26	25
Total current loans	944	805
Total mortgage loans	$970	$830
In process of foreclosure, included above(2)	$6	$5
Nonaccrual loans	$14	$15
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	1.49%	1.79%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three months ended March 31, 2017 and 2016.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	March 31, 2017	December 31, 2016
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$—
Recorded investment, end of period:
Individually evaluated for impairment	$11	$12
Collectively evaluated for impairment	959	818
Total recorded investment	$970	$830

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$11	$11	$—	$12	$12	$—
With an allowance	—	—	—	—	—	—
Total	$11	$11	$—	$12	$12	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
With no related allowance	$11	$12
With an allowance	—	1
Total	$11	$13

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of March 31, 2017, and December 31, 2016.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of March 31, 2017, and December 31, 2016.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $4 as of March 31, 2017, and $3 as of December 31, 2016. During the three months ended March 31, 2017 and 2016, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2017, and December 31, 2016, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Interest-bearing deposits:
Demand and overnight	$167	$167
Total interest-bearing deposits	167	167
Non-interest-bearing deposits:
Other	4	2
Total non-interest-bearing deposits	4	2
Total	$171	$169

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2017, and December 31, 2016, are detailed in the following table:

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposit – Adjustable rate	$167	0.60%	$167	0.01%
Non-interest-bearing deposits	4		2
Total	$171		$169

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statement and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2016 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$31,694	0.94%	$33,879	0.82%
After 1 year through 2 years	11,751	1.05	10,597	0.99
After 2 years through 3 years	998	1.47	1,318	1.32
After 3 years through 4 years	1,465	1.69	1,055	1.84
After 4 years through 5 years	1,630	1.66	1,350	1.59
After 5 years	1,957	2.47	2,021	2.42
Total par value	49,495	1.08%	50,220	0.98%
Unamortized premiums	16		15
Unamortized discounts	(9)		(9)
Valuation adjustments for hedging activities	(5)		6
Fair value option valuation adjustments	(4)		(8)
Total	$49,493		$50,224

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $6,220 at March 31, 2017, and $4,670 at December 31, 2016. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $3,525 at March 31, 2017, and $2,125 at December 31, 2016. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at March 31, 2017, and December 31, 2016, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017	December 31, 2016
Par value of consolidated obligation bonds:
Non-callable	$43,275	$45,550
Callable	6,220	4,670
Total par value	$49,495	$50,220

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2017, and December 31, 2016, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2017	December 31, 2016
Within 1 year	$37,334	$38,099
After 1 year through 2 years	11,136	10,747
After 2 years through 3 years	613	743
After 3 years through 4 years	320	455
After 4 years through 5 years	—	85
After 5 years	92	91
Total par value	$49,495	$50,220

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$35,069	0.62%	$33,529	0.46%
Unamortized discounts	(41)		(23)
Total	$35,028		$33,506

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2017, and December 31, 2016, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 –
Consolidated Obligations” in the Bank’s 2016 Form 10-K.

	March 31, 2017	December 31, 2016
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,870	$15,960
Adjustable rate	31,075	33,435
Step-up	1,240	515
Step-down	200	200
Fixed rate that converts to adjustable rate	10	10
Range bonds	100	100
Total bonds, par value	49,495	50,220
Discount notes, par value	35,069	33,529
Total consolidated obligations, par value	$84,564	$83,749

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2017, or December 31, 2016. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended March 31, 2017 and 2016:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2015	$43	$(14)	$(14)	$15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	(10)	—		(10)
Net change in fair value	(47)			(47)
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	(55)	1	1	(53)
Balance, March 31, 2016	$(12)	$(13)	$(13)	$(38)

Balance, December 31, 2016	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	29			29
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	31	1	—	32
Balance, March 31, 2017	$167	$(8)	$(16)	$143

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

As of March 31, 2017, and December 31, 2016, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Risk-based capital	$2,149	$5,833	$2,241	$5,883
Total regulatory capital	$3,652	$5,833	$3,678	$5,883
Total regulatory capital ratio	4.00%	6.39%	4.00%	6.40%
Leverage capital	$4,565	$8,750	$4,597	$8,825
Leverage ratio	5.00%	9.58%	5.00%	9.60%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $403 outstanding to six institutions at March 31, 2017, and $457 outstanding to six institutions at December 31, 2016. The change in mandatorily redeemable capital stock for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance at the beginning of the period	$457	$488
Reclassified from/(to) capital during the period	—	52
Redemption of mandatorily redeemable capital stock	(54)	—
Repurchase of excess mandatorily redeemable capital stock	—	(54)
Balance at the end of the period	$403	$486

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $11 and$10 for the three months ended March 31, 2017 and 2016, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and
Supplementary Data – Note 15 – Capital” in the Bank’s 2016 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2017, and December 31, 2016.

Contractual Redemption Period	March 31, 2017	December 31, 2016
After 1 year through 2 years	$—	$—
After 2 years through 3 years	1	—
After 3 years through 4 years	378	379
Past contractual redemption date because of remaining activity(1)	24	78
Total	$403	$457

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Board of Directors reviews the Framework at least annually and may amend the Framework from time to time. In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%, which was intended to be considered by the Bank’s Board of Directors beginning with the Bank’s second quarter 2017 dividend declaration. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration.

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 231% as of March 31, 2017.

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

Retained Earnings – The following table summarizes the activity related to retained earnings for the three months ended March 31, 2017 and 2016:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628
Net income	195	(10)	—	46	36	231
Cash dividends on capital stock	(45)					(45)
Balance, March 31, 2016	$760	$—	$1,650	$404	$2,054	$2,814

Balance, December 31, 2016	888	18	1,650	500	2,168	3,056
Net income	16	2	100	30	132	148
Cash dividends on capital stock	(54)					(54)
Balance, March 31, 2017	$850	$20	$1,750	$530	$2,300	$3,150

The Bank’s Framework establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. The Bank’s retained earnings target may be changed at any time. The Bank’s Board of Directors periodically reviews the Bank’s retained earnings methodology and analysis to determine whether any adjustments are appropriate. In January 2017, the Bank’s Board of Directors approved the Bank maintaining total restricted retained earnings at a minimum of $2,300.

The Board of Directors previously set the required amount of restricted retained earnings for loss protection and capital compliance at $2,000. Restricted retained earnings available to meet this requirement include only amounts related to the Bank’s Joint Capital Enhancement Agreement and Other restricted retained earnings.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Total restricted retained earnings were $2,300 and $2,168 as of March 31, 2017, and December 31, 2016, respectively.

For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2016 Form 10-K.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2017, the Bank’s excess capital stock totaled $340, or 0.37% of total assets.

In the first quarter of 2017, the Bank paid dividends at an annualized rate of 9.08%, totaling $65, including $54 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock. In the first quarter of 2016, the Bank paid dividends at an annualized rate of 7.99%, totaling $55, including $45 in dividends on capital stock and $10 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On April 27, 2017, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2017 at an annualized rate of 7.00%, totaling $49, including $41 in dividends on capital stock and $8 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 27, 2017. The Bank expects to pay the dividend on May 15, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2017.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $173 and $252 in excess capital stock in the first quarter of 2017 and 2016, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2017 and 2016, the Bank redeemed $54 and a de minimis amount, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On April 28, 2017, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 16, 2017. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement.

Excess capital stock totaled $340 as of March 31, 2017, which included surplus capital stock of $212. Excess capital stock totaled $488 as of December 31, 2016, which included surplus capital stock of $325.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15
– Capital” in the Bank’s 2016 Form 10-K.

Concentration. JPMorgan Chase Bank, National Association, a nonmember institution, held $400, or 15%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2017, and $400, or 14% as of December 31, 2016. No other institution held 10% or more of the Bank’s outstanding capital stock, as of March 31, 2017, or December 31, 2016.

Note 14 — Segment Information

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

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data –
Note 17 – Segment Information” in the Bank’s 2016 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2017 and 2016.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
March 31, 2017	$48	$83	$131	$(2)	$(12)	$11	$134	$112	$80	$166
March 31, 2016	36	86	122	(2)	(9)	10	123	171	36	258

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $23 and $26 for the three months ended March 31, 2017 and 2016. The mortgage-related business does not include credit-related OTTI losses of $3 and $7 for the three months ended March 31, 2017 and 2016, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2017, and December 31, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2017	$73,875	$17,415	$91,290
December 31, 2016	74,018	17,923	91,941

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $64 and $89, at March 31, 2017, and December 31, 2016, respectively.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2017, and December 31, 2016. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$20,520	$75	$23	$20,741	$67	$32
Total	20,520	75	23	20,741	67	32
Derivatives not designated as hedging instruments:
Interest rate swaps	44,534	69	50	42,135	67	49
Interest rate caps and floors	1,560	4	—	2,180	6	—
Mortgage delivery commitments	12	—	—	13	—	—
Total	46,106	73	50	44,328	73	49
Total derivatives before netting and collateral adjustments	$66,626	148	73	$65,069	140	81
Netting adjustments and cash collateral(1)		(83)	(72)		(74)	(79)
Total derivative assets and total derivative liabilities		$65	$1		$66	$2

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $5 and $22 at March 31, 2017, and December 31, 2016, respectively. Cash collateral received and related accrued interest was $16 and $16 at March 31, 2017, and December 31, 2016, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(4)
Total net gain/(loss) related to fair value hedge ineffectiveness	—	(4)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	2	(49)
Interest rate caps and floors	(2)	(3)
Net settlements	(12)	(9)
Mortgage delivery commitments	3	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	(9)	(61)
Net gain/(loss) on derivatives and hedging activities	$(9)	$(65)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2017				March 31, 2016
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$14	$(14)	$—	$(9)	$(49)	$49	$—	$(18)
Consolidated obligation bonds	(11)	11	—	9	11	(15)	(4)	53
Total	$3	$(3)	$—	$—	$(38)	$34	$(4)	$35

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. In addition, under some of its credit support agreements for uncleared derivative transactions, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2017, was $5, for which the Bank had posted collateral with a fair value of $5 in the ordinary course of business. If the Bank’s credit rating at March 31, 2017, had been lowered from its current rating to the next lower rating, that would have triggered

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

additional collateral to be delivered, and the Bank would have been required to deliver up to a total of $1 of additional collateral (at fair value) to its derivative counterparties at March 31, 2017.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$40	$28	$41	$37
Cleared derivatives	108	45	99	44
Total gross recognized amount	148	73	140	81
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(35)	(27)	(37)	(35)
Cleared derivatives	(48)	(45)	(37)	(44)
Total gross amount of netting adjustments and cash collateral	(83)	(72)	(74)	(79)
Total derivative assets and total derivative liabilities
Uncleared derivatives	5	1	4	2
Cleared derivatives	60	—	62	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	65	1	66	2
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	—	—	—	—
Net unsecured amount
Uncleared derivatives	5	1	4	2
Cleared derivatives	60	—	62	—
Total net unsecured amount	$65	$1	$66	$2

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2017, and December 31, 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2017, and December 31, 2016.

	March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$41	$41	$41	$—	$—	$—
Interest-bearing deposits	615	615	615	—	—	—
Securities purchased under agreements to resell	11,500	11,500	—	11,500	—	—
Federal funds sold	10,092	10,092	—	10,092	—	—
Trading securities	1,466	1,466	—	1,466	—	—
AFS securities	4,294	4,294	—	—	4,294	—
HTM securities	13,016	13,054	—	11,784	1,270	—
Advances	49,052	49,166	—	49,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	966	974	—	974	—	—
Accrued interest receivable	64	64	—	64	—	—
Derivative assets, net(1)	65	65	—	148	—	(83)
Other assets(2)	12	12	12	—	—	—
Liabilities
Deposits	171	171	—	171	—	—
Consolidated obligations:
Bonds	49,493	49,456	—	49,456	—	—
Discount notes	35,028	35,019	—	35,019	—	—
Total consolidated obligations	84,521	84,475	—	84,475	—	—
Mandatorily redeemable capital stock	403	403	403	—	—	—
Accrued interest payable	92	92	—	92	—	—
Derivative liabilities, net(1)	1	1	—	73	—	(72)
Other
Standby letters of credit	21	21	—	21	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	590	590	590
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	4,214	4,214	—	4,214	—	—
Trading securities	2,066	2,066	—	2,066	—	—
AFS securities	4,489	4,489	—	—	4,489	—
HTM securities	14,127	14,141	—	12,788	1,353	—
Advances	49,845	49,921	—	49,921	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	826	845	—	845	—	—
Accrued interest receivable	79	79	—	79	—	—
Derivative assets, net(1)	66	66	—	140	—	(74)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	169	169	—	169	—	—
Consolidated obligations:
Bonds	50,224	50,188	—	50,188	—	—
Discount notes	33,506	33,505	—	33,505	—	—
Total consolidated obligations	83,730	83,693	—	83,693	—	—
Mandatorily redeemable capital stock	457	457	457	—	—	—
Borrowings from other FHLBanks	1,345	1,345		1,345
Accrued interest payable	67	67	—	67	—	—
Derivative liabilities, net(1)	2	2	—	81	—	(79)
Other
Standby letters of credit	24	24	—	24	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2017:

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

As of March 31, 2017, four vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2017, and December 31, 2016, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2017
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,459	$—	$—	$1,459
MBS:
Other U.S. obligations – Ginnie Mae	—	7	—	—	7
Total trading securities	—	1,466	—	—	1,466
AFS securities:
PLRMBS	—	—	4,294	—	4,294
Total AFS securities	—	—	4,294	—	4,294
Advances(2)	—	3,816	—	—	3,816
Derivative assets, net: interest rate-related	—	148	—	(83)	65
Other assets	12	—	—	—	12
Total recurring fair value measurements – Assets	$12	$5,430	$4,294	$(83)	$9,653
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,236	$—	$—	$2,236
Derivative liabilities, net: interest rate-related	—	73	—	(72)	1
Total recurring fair value measurements – Liabilities	$—	$2,309	$—	$(72)	$2,237
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	—	—	4	—	4
Total nonrecurring fair value measurements – Assets	$—	$—	$4	$—	$4

December 31, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,058	$—	$—	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	—	8	—	—	8
Total trading securities	—	2,066	—	—	2,066
AFS securities:
PLRMBS	—	—	4,489	—	4,489
Total AFS securities	—	—	4,489	—	4,489
Advances(2)	—	3,719	—	—	3,719
Derivative assets, net: interest rate-related	—	140	—	(74)	66
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$5,925	$4,489	$(74)	$10,351
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,507	$—	$—	$1,507
Derivative liabilities, net: interest rate-related	—	81	—	(79)	2
Total recurring fair value measurements – Liabilities	$—	$1,588	$—	$(79)	$1,509
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	—	—	5	—	5
Total nonrecurring fair value measurements – Assets	$—	$—	$5	$—	$5

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)	Represents advances recorded under the fair value option at March 31, 2017, and December 31, 2016.

(3)	Represents consolidated obligation bonds recorded under the fair value option at March 31, 2017, and December 31, 2016.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2017, and the year ended December 31, 2016.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance, beginning of the period	$4,489	$5,414
Total gain/(loss) realized and unrealized included in:
Interest income	22	26
Net OTTI loss, credit-related	(3)	(7)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	29	(47)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	2	(8)
Settlements	(245)	(233)
Balance, end of the period	$4,294	$5,145
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$20	$19

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

For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” in the Bank’s 2016 Form 10-K.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2017 and 2016:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2017		March 31, 2016
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,719	$1,507	$3,677	$4,233
New transactions elected for fair value option	288	740	169	245
Maturities and terminations	(192)	(15)	(171)	(885)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	1	2	47	20
Change in accrued interest	—	2	—	—
Balance, end of the period	$3,816	$2,236	$3,722	$3,613

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three months ended March 31, 2017 and 2016.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2017, and December 31, 2016:

	March 31, 2017			December 31, 2016
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,805	$3,816	$11	$3,709	$3,719	$10
Consolidated obligation bonds	2,240	2,236	(4)	1,515	1,507	(8)

(1)	At March 31, 2017, and December 31, 2016, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $959,280 at March 31, 2017, and $989,311 at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $84,564 at March 31, 2017, and $83,749 at December 31, 2016. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2016 Form 10-K.

Off-balance sheet commitments as of March 31, 2017, and December 31, 2016, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017			December 31, 2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,228	$4,226	$15,454	$11,094	$4,066	$15,160
Commitments to fund additional advances	5	1	6	5	1	6
Commitments to issue consolidated obligation discount notes, par	1,270	—	1,270	846	—	846
Commitments to issue consolidated obligation bonds, par	55	—	55	655	—	655
Commitments to purchase mortgage loans	12	—	12	13	—	13
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 33 days to 15 years, including a final expiration in 2031. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $21 at March 31, 2017, and $24 at December 31, 2016. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2017, and December 31, 2016.

Commitments to fund advances totaled $6 at March 31, 2017, and $6 at December 31, 2016. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2017, and December 31, 2016.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2017	December 31, 2016
Assets:
Advances	$2,836	$3,756
Mortgage loans held for portfolio	16	17
Accrued interest receivable	4	4
Liabilities:
Deposits	$3	$3
Capital:
Capital Stock	$125	$129

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest Income:
Advances	$9	$9
Mortgage loans held for portfolio	—	—

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2017, and December 31, 2016, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2016 Form 10-K.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. There were no overnight loans extended to other FHLBanks during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, the Bank borrowed $10 and $425, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended March 31, 2017 and 2016, the Bank recorded a de minimis amount in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three months ended March 31, 2017, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income. For the three months ended March 31, 2016, the Bank had no MPF counterparty fee income from the FHLBank of Chicago.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the three months ended March 31, 2017 and 2016, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 19 — Subsequent Events

There were no material subsequent events identified, subsequent to March 31, 2017, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the
Bank’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

Quarterly Overview

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

The Bank experienced strong earnings in the first quarter of 2017. Net income for the quarter was $148 million, compared with net income of $231 million for the first quarter of 2016. Earnings in both quarters were significantly enhanced by settlements related to the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation. Retained earnings grew to $3.2 billion at March 31, 2017, from $3.1 billion at December 31, 2016, and the Bank paid dividends at an annualized rate of 9.08%, totaling $65 million, including $54 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock during the first quarter of 2017.

The $83 million decrease in net income for the first quarter of 2017 relative to the prior-year period primarily reflected a lower gain on settlements relating to the Bank's PLRMBS litigation. Litigation settlements in the first quarter of 2017 resulted in a gain of $119 million (after netting certain legal fees and expenses), compared with a gain of $211 million (after netting certain legal fees and expenses) in the first quarter of 2016.

The decrease in net income also reflected a voluntary charitable contribution of $40 million made by the Bank during the first quarter of 2017 for the Quality Jobs Fund, a donor-advised fund established to support quality job growth and small business expansion, as well as a voluntary contribution of $4 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the expense related to the charitable contribution.

The decrease in net income caused by these factors was partially offset by a $30 million decrease in net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value, to net fair value gains of $2 million for the first quarter of 2017 from net fair value losses of $28 million for the first quarter of 2016, and by an increase in net interest income of $11 million as a result of higher average advance balances.

During the first quarter of 2017, total assets decreased $0.6 billion, to $91.3 billion at March 31, 2017, from $91.9 billion at December 31, 2016, primarily reflecting a slight decrease in period end advance balances, which decreased to $49.1 billion at March 31, 2017, from $49.8 billion at December 31, 2016.

Accumulated other comprehensive income increased by $32 million during the first quarter of 2017, to $143 million at March 31, 2017, from $111 million at December 31, 2016, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

On April 27, 2017, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2017 at an annualized rate of 7.00%. The dividend will total $49 million, including $8 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the second quarter of 2017. The Bank recorded the dividend on April 27, 2017, and expects to pay the dividend on or about May 15, 2017.

As of March 31, 2017, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.4%, exceeding the 4.0% requirement. The Bank had $5.8 billion in permanent capital, exceeding its risk-based capital requirement of $2.1 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 16, 2017. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Selected Balance Sheet Items at Quarter End
Total Assets	$91,290	$91,941	$95,612	$99,430	$84,739
Advances	49,052	49,845	55,888	61,963	49,169
Mortgage Loans Held for Portfolio, Net	966	826	677	632	632
Investments(1)	40,983	40,986	38,773	36,578	34,366
Consolidated Obligations:(2)
Bonds	49,493	50,244	50,021	50,924	57,207
Discount Notes	35,028	33,506	38,230	41,930	21,095
Mandatorily Redeemable Capital Stock	403	457	484	486	486
Capital Stock —Class B —Putable	2,280	2,370	2,399	2,520	2,115
Unrestricted Retained Earnings	850	888	942	761	760
Restricted Retained Earnings	2,300	2,168	2,125	2,067	2,054
Accumulated Other Comprehensive Income/(Loss) (AOCI)	143	111	84	14	(38)
Total Capital	5,573	5,537	5,550	5,362	4,891
Selected Operating Results for the Quarter
Net Interest Income	$134	$108	$123	$117	$123
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	112	82	241	(9)	171
Other Expense	80	46	39	37	36
Affordable Housing Program Assessment	18	17	34	8	27
Net Income/(Loss)	$148	$127	$291	$63	$231
Selected Other Data for the Quarter
Net Interest Margin(3)	0.58%	0.46%	0.51%	0.51%	0.58%
Operating Expenses as a Percent of Average Assets	0.14	0.18	0.15	0.15	0.16
Return on Average Assets	0.63	0.54	1.20	0.28	1.08
Return on Average Equity	10.59	9.27	21.05	4.98	19.19
Annualized Dividend Rate	9.08	22.51	9.17	8.90	7.99
Dividend Payout Ratio(4)	36.45	108.38	17.99	78.04	19.47
Average Equity to Average Assets Ratio	5.97	5.83	5.71	5.53	5.65
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.39	6.40	6.22	5.87	6.39
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2017	$959,280
December 31, 2016	989,311
September 30, 2016	967,728
June 30, 2016	963,810
March 31, 2016	896,827

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2017 and 2016, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2017 Compared to First Quarter of 2016

Average Balance Sheets

	Three Months Ended
	March 31, 2017			March 31, 2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$582	$1	0.70%	$474	$—	0.16%
Securities purchased under agreements to resell	911	1	0.57	3,046	2	0.33
Federal funds sold	10,477	19	0.75	6,169	5	0.36
Trading securities:
Mortgage-backed securities (MBS)	8	—	2.10	9	—	1.84
Other investments	1,616	4	0.97	1,149	2	0.51
Available-for-sale (AFS) securities:(1)
MBS(2)	4,219	61	5.85	5,241	69	5.28
Held-to-maturity (HTM) securities:(1)
MBS	12,056	64	2.14	10,183	64	2.52
Other investments	1,215	3	1.03	274	—	0.76
Mortgage loans held for portfolio	898	9	4.18	641	8	5.07
Advances(3)	62,174	153	1.00	57,690	106	0.74
Total interest-earning assets	94,156	315	1.36	84,876	256	1.21
Other assets(4)(5)	795	—		617	—
Total Assets	$94,951	$315		$85,493	$256
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$49,657	$116	0.95%	$56,180	$104	0.74%
Discount notes	38,327	54	0.57	22,808	19	0.34
Deposits and other borrowings	224	—	0.42	584	—	0.14
Mandatorily redeemable capital stock	448	11	9.72	531	10	7.62
Borrowings from other FHLBanks	30	—	0.52	—	—	—
Total interest-bearing liabilities	88,686	181	0.83	80,103	133	0.67
Other liabilities(4)	594	—		557	—
Total Liabilities	89,280	181		80,660	133
Total Capital	5,671	—		4,833	—
Total Liabilities and Capital	$94,951	$181		$85,493	$133
Net Interest Income		$134			$123
Net Interest Spread(6)			0.53%			0.54%
Net Interest Margin(7)			0.58%			0.58%
Interest-earning Assets/Interest-bearing Liabilities	106.17%			105.96%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $17 million and $23 million in the first quarter of 2017 and 2016, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2017			March 31, 2016
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$(9)	$(9)	$—	$(18)	$(18)
Consolidated obligation bonds	—	9	9	1	53	54

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2017 was $134 million, a 9% increase from $123 million in the first quarter of 2016. The following table details the changes in interest income and interest expense for the first quarter of 2017 compared to the first quarter of 2016. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$1	$—	$1
Securities purchased under agreements to resell	(1)	(2)	1
Federal funds sold	14	5	9
Trading securities: Other investments	2	1	1
AFS securities:
MBS	(8)	(15)	7
HTM securities:
MBS	—	10	(10)
Other investments	3	3	—
Mortgage loans held for portfolio	1	3	(2)
Advances(2)	47	8	39
Total interest-earning assets	59	13	46
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	12	(13)	25
Discount notes	35	18	17
Mandatorily redeemable capital stock	1	(2)	3
Total interest-bearing liabilities	48	3	45
Net interest income	$11	$10	$1

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 58 basis points for the first quarter of 2017 and the first quarter of 2016. The net interest spread was 53 basis points for the first quarter of 2017, 1 basis point lower than the net interest spread for the first quarter of 2016, which was 54 basis points. The decrease in net interest spread was primarily due to a decline in spreads on mortgage-related assets, and higher dividends on mandatorily redeemable capital stock, which are classified as interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2017 and 2016.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Other Income/(Loss):
Total OTTI loss	$(1)	$(15)
Net amount of OTTI loss reclassified to/(from) AOCI	(2)	8
Net OTTI loss, credit-related	(3)	(7)
Net gain/(loss) on trading securities(1)	1	1
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(1)	27
Net gain/(loss) on derivatives and hedging activities	(9)	(65)
Gains on litigation settlements, net	119	211
Other	5	4
Total Other Income/(Loss)	$112	$171

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $1 million and a de minimis amount for the three months ended March 31, 2017 and 2016, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS.

Additional information about the OTTI loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements– Note 6 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2017 and 2016.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Advances	$1	$47
Consolidated obligation bonds	(2)	(20)
Total	$(1)	$27

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

Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements– Note 16 – Fair Value.”

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2017 and 2016.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

	Three Months Ended
(In millions)	March 31, 2017				March 31, 2016
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$8	$(7)	$1	$—	$(46)	$(12)	$(58)
Not elected for fair value option	—	(1)	1	—	—	6	1	7
Consolidated obligation bonds:
Elected for fair value option	—	1	1	2	—	9	6	15
Not elected for fair value option	—	—	1	1	(4)	2	7	5
Consolidated obligation discount notes:
Not elected for fair value option	—	(6)	(8)	(14)	—	(21)	(11)	(32)
MBS:
Not elected for fair value option	—	(2)	—	(2)	—	(2)	—	(2)
Mortgage delivery commitment:
Not elected for fair value option	—	3	—	3	—	—	—	—
Total	$—	$3	$(12)	$(9)	$(4)	$(52)	$(9)	$(65)

During the first quarter of 2017, net losses on derivatives and hedging activities totaled $9 million compared to net losses of $65 million in the first quarter of 2016. These amounts included expense of $12 million and expense of $9 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2017 and 2016, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements– Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first quarters of 2017 and 2016, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million and $211 million, respectively.

Other Expense. During the first quarter of 2017, other expenses totaled $80 million compared to $36 million in the first quarter of 2016, reflecting the voluntary charitable contributions made during the first quarter of 2017.
Quality Jobs Fund Expense and Other – The Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion. The Bank plans to fund this initiative in incremental amounts over the next two years. During the first quarter of 2017, the Bank made a voluntary charitable contribution of $40 million for the Quality Jobs Fund, as well as a voluntary contribution of $4 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the expense related to the charitable contribution.
Return on Average Equity

Return on average equity (ROE) was 10.59% (annualized) for the first quarter of 2017, compared to 19.19% (annualized) for the first quarter of 2016. The decrease primarily reflected lower net income for the first quarter of 2017 resulting from a lower gain on settlements relating to the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) for the first quarter of 2017 and from the voluntary charitable contributions made during the first quarter of 2017.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2017, advances maturing within five years totaled $47.9 billion, significantly in excess of the $171 million of member deposits on that date. At December 31, 2016, advances maturing within five years totaled $48.4 billion, significantly in excess of the $169 million of member deposits on that date.

As of March 31, 2017, and December 31, 2016, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2016 Form 10-K.

Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of March 31, 2017, the Bank’s excess capital stock totaled $340 million, or 0.37% of total assets.

In the first quarter of 2017, the Bank paid dividends at an annualized rate of 9.08%, totaling $65 million, including $54 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2016, the Bank paid dividends at an annualized rate of 7.99%, totaling $55 million, including $45 million in dividends on capital stock and $10 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%, which was intended to be considered by the Bank’s Board of Directors beginning with the Bank’s second quarter 2017 dividend declaration. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration.

On April 27, 2017, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2017 at an annualized rate of 7.00%, totaling $49 million, including $41 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 27, 2017. The Bank expects to pay the dividend on May 15, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2017.

The Framework establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. The Bank’s retained earnings target may be changed at any time. Retained earnings related to valuation adjustments totaled $20 million and $18 million at March 31, 2017, and December 31, 2016, respectively. Retained earnings related to the Joint Capital Enhancement Agreement (JCE Agreement) totaled $530 million and $500 million at March 31, 2017, and December 31, 2016, respectively. Additional restricted retained earnings totaled $1.8 billion and $1.7 billion at March 31, 2017, and December 31, 2016, respectively. Total restricted retained earnings were $2.3 billion and $2.2 billion as of March 31, 2017, and December 31, 2016, respectively.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” in the Bank’s 2016 Form 10-K.

Financial Condition

Total assets were $91.3 billion at March 31, 2017, compared to $91.9 billion at December 31, 2016. Advances decreased by $0.7 billion, or 2%, to $49.1 billion at March 31, 2017, from $49.8 billion at December 31, 2016. Average total assets were $95.0 billion for the first quarter of 2017, an 11% increase compared to $85.5 billion for the first quarter of 2016. Average advances were $62.2 billion for the first quarter of 2017, an 8% increase from $57.7 billion for the first quarter of 2016. Average non-MBS investments were $14.8 billion for the first quarter of 2017, a 33% increase from $11.1 billion for the first quarter of 2016.

Advances outstanding at March 31, 2017, included unrealized losses of $25 million, of which $36 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $11 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2016, included unrealized losses of $12 million, of which $22 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $10 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2016, to March 31, 2017, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $85.7 billion at March 31, 2017, a decrease of $0.7 billion from $86.4 billion at December 31, 2016, primarily reflecting a $1.3 billion decrease in borrowings from other FHLBanks, partially offset by a $0.8 billion increase in consolidated obligations outstanding to $84.5 billion at March 31, 2017, from $83.7 billion at December 31, 2016. Average total liabilities were $89.3 billion for the first quarter of 2017, an 11% increase compared to $80.7 billion for the first quarter of 2016. Average consolidated obligations were $88.0 billion for the first quarter of 2017 and $79.0 billion for the first quarter of 2016.

Consolidated obligations outstanding at March 31, 2017, included unrealized gains of $5 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $4 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2016, included unrealized losses of $6 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $8 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2016, to March 31, 2017, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $959.3 billion at March 31, 2017, and $989.3 billion at December 31, 2016.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of March 31, 2017, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $0.1 billion to $73.9 billion (81% of total assets) at March 31, 2017, from $74.0 billion (81% of total assets) at December 31, 2016.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $48 million in the first quarter of 2017, an increase of $12 million, or 33%, compared to $36 million in the first quarter of 2016. The increase was primarily due to an improvement in spreads and higher balances on advances-related assets and higher earnings from an increase in spreads on non-MBS investments, partially offset by lower earnings from advance prepayment fees.

Adjusted net interest income for this segment represented 37% and 30% of total adjusted net interest income for the first quarter of 2017, and 2016, respectively.

Members and nonmember borrowers prepaid $1.2 billion of advances in the first quarter of 2017 compared to $0.8 billion in the first quarter of 2016. Interest income was increased by net prepayment fees of a de minimis amount in the first quarter of 2017 and $2 million in the first quarter of 2016.

Advances – The par value of advances outstanding decreased by $0.7 billion, or 1%, to $49.1 billion at March 31, 2017, from $49.8 billion at December 31, 2016. Average advances outstanding were $62.2 billion in the first quarter of 2017, an 8% increase from $57.7 billion in the first quarter of 2016.

As of March 31, 2017, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $0.6 billion, and advances outstanding to the Bank’s other borrowers decreased by $0.1 billion. Advances to the top five borrowers decreased to $31.8 billion at March 31, 2017, from $32.4 billion at December 31, 2016. (See “Item 1. Financial Statements – Note 8 – Advances– Credit and Concentration Risk” for further information.)

The $0.7 billion decrease in advances outstanding primarily reflected a $1.0 billion decrease in variable rate advances and a $0.4 billion decrease in fixed rate advances, partially offset by a $0.7 billion increase in adjustable rate advances.

The components of the advances portfolio at March 31, 2017, and December 31, 2016, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2017		December 31, 2016
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$3,282	7%	$3,232	6%
Adjustable – LIBOR, callable at borrower’s option	15,945	32	15,396	31
Adjustable – LIBOR, with caps and/or floors and PPS(1)	80	—	30	—
Adjustable – Other Indices	2	—	2	—
Subtotal adjustable rate advances	19,309	39	18,660	37
Fixed	19,987	42	20,448	42
Fixed – amortizing	222	—	214	—
Fixed – with PPS(1)	3,133	6	3,060	6
Fixed – with caps and PPS(1)	425	1	375	1
Fixed – callable at borrower’s option	2	—	2	—
Fixed – callable at borrower’s option with PPS(1)	106	—	107	—
Fixed – putable at Bank’s option	50	—	50	—
Fixed – putable at Bank’s option with PPS(1)	—	—	75	—
Subtotal fixed rate advances	23,925	49	24,331	49
Daily variable rate	5,843	12	6,866	14
Total par value	$49,077	100%	$49,857	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $24.6 billion and $23.9 billion as of March 31, 2017, and December 31, 2016, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of Federal funds sold, partially offset by lower balances of securities purchased under agreements to resell, agency securities, and certificates of deposit.

Interest rate payment terms for non-MBS investments classified as HTM at March 31, 2017, and December 31, 2016, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

	March 31, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed rate	$700	$1,350
Adjustable rate	212	225
Total	$912	$1,575

Cash and Due from Banks – Cash and due from banks was $41 million at March 31, 2017, a $39 million increase compared to December 31, 2016. Cash and due from banks increased due to the lack of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $68.3 billion at March 31, 2017, from $68.5 billion at December 31, 2016. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At March 31, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $58.1 billion, of which $20.2 billion were hedging advances, $37.1 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. At December 31, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $59.4 billion, of which $18.7 billion were hedging advances, $39.9 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

As of March 31, 2017, the target range for overnight Federal funds and rates on 3-month U.S. Treasury bills, 3-month LIBOR, and 2-year U.S. Treasury notes increased, while rates on 5-year U.S. Treasury notes decreased compared with December 31, 2016.

Selected Market Interest Rates

Market Instrument	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Federal Reserve target range for overnight Federal funds	0.75-1.00%	0.50-0.75%	0.25-0.50%	0.25-0.50%
3-month Treasury bill	0.75	0.50	0.20	0.16
3-month LIBOR	1.15	1.00	0.63	0.61
2-year Treasury note	1.26	1.19	0.72	1.05
5-year Treasury note	1.92	1.93	1.21	1.76

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first three months of 2017 and 2016. The average issuance cost of consolidated obligation bonds and discount notes relative to LIBOR improved in the first three months of 2017 compared to 2016.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2017	March 31, 2016
Consolidated obligation bonds	–31.0	-6.8
Consolidated obligation discount notes (one month and greater)	–36.6	-21.8

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

At March 31, 2017, assets associated with this segment were $17.4 billion (19% of total assets), decrease of $0.5 billion from $17.9 billion at December 31, 2016 (19% of total assets).

Adjusted net interest income for this segment was $83 million in the first quarter of 2017, a decrease of $3 million, or 3%, from $86 million in the first quarter of 2016. The decrease in adjusted net interest income was primarily due to a decrease in accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS, resulting from improvement in expected cash flows. Earnings from higher average balances were largely offset by a decline in spreads on MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 63% and 70% of total adjusted net interest income for the first quarter of 2017 and 2016, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.4 billion at March 31, 2017, compared with $17.0 billion at December 31, 2016. During the first quarter of 2017, the Bank’s MBS portfolio decreased primarily because of $1.0 billion in principal repayments, partially offset by $0.4 billion in new MBS investments. Average MBS investments were $16.3 billion in the first quarter of 2017, an increase of $0.9 billion from $15.4 billion in the first quarter of 2016. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS securities at March 31, 2017, and December 31, 2016, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

	March 31, 2017	December 31, 2016
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$75	$84
Adjustable rate	1,629	1,414
Subtotal	1,704	1,498
Collateralized mortgage obligations:
Fixed rate	5,940	6,427
Adjustable rate	8,595	8,989
Subtotal	14,535	15,416
Total	$16,239	$16,914

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2017	December 31, 2016
Passthrough securities:
Converts in 1 year or less	$43	$48
Converts after 1 year through 5 years	28	32
Total	$71	$80
Collateralized mortgage obligations:
Converts in 1 year or less	$36	$91
Converts after 1 year through 5 years	—	—
Total	$36	$91

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

As of March 31, 2017, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

As of March 31, 2017, the Bank had approved 19 members as participating financial institutions since renewing its participation in the MPF Program in 2013. The Bank purchased $166 million in eligible loans under the MPF Original product during the first three months 2017.

Mortgage loan balances increased to $966 million at March 31, 2017, from $826 million at December 31, 2016, an increase of $140 million. Average mortgage loans were $898 million in the first quarter of 2017, an increase of $257 million from $641 million in the first quarter of 2016.

At March 31, 2017, and December 31, 2016, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” in the Bank’s 2016 Form 10-K. Mortgage loan balances at March 31, 2017, and December 31, 2016, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2017	December 31, 2016
MPF Plus	$330	$354
MPF Original	616	460
Subtotal	946	814
Unamortized premiums	26	18
Unamortized discounts	(6)	(6)
Mortgage loans held for portfolio	966	826
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$966	$826

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2016 Form 10-K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.5 billion to $17.4 billion at March 31, 2017, from $17.9 billion at December 31, 2016, paralleling the decrease in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.5 billion at March 31, 2017, of which $7.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.6 billion at December 31, 2016, of which $3.4 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate
Exchange Agreements” in the Bank’s 2016 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2017, and December 31, 2016.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2017	December 31, 2016
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,627	$11,880
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	2
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,632	1,432
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	3,148	1,681
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,724	3,677
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	30
Subtotal Economic Hedges(1)			8,586	6,822
Total			20,213	18,702
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	8,273	8,371
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	980	6,550
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	590	590
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2,125	500
Subtotal Economic Hedges(1)			3,695	7,640
Total			11,968	16,011

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2017	December 31, 2016
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	620	490
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,255	685
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,650	950
Subtotal Economic Hedges(1)			2,905	1,635
Total			3,525	2,125
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,535	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	26,629	23,244
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	450	450
Total			28,614	25,229
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	750
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	2,150
Total			2,230	2,900
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	64	89
Total			64	89
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	12	13
Total			12	13
Total Notional Amount			$66,626	$65,069

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2017, and December 31, 2016.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,627	$36	$(36)	$—	$—
Non-callable bonds	8,273	(4)	3	—	(1)
Callable bonds	620	(1)	2	—	1
Subtotal	20,520	31	(31)	—	—
Not qualifying for hedge accounting:
Advances	8,586	9	—	4	13
Non-callable bonds	3,695	1	—	(2)	(1)
Callable bonds	2,905	(15)	—	9	(6)
Discount notes	28,614	22	—	—	22
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	3	—	—	3
Mortgage delivery commitments	12	—	—	—	—
Offsetting derivatives	64	—	—	—	—
Subtotal	46,106	19	—	11	30
Total excluding accrued interest	66,626	50	(31)	11	30
Accrued interest	—	25	(35)	4	(6)
Total	$66,626	$75	$(66)	$15	$24

December 31, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,880	$23	$(22)	$—	$1
Non-callable bonds	8,371	7	(8)	—	(1)
Callable bonds	490	(1)	2	—	1
Subtotal	20,741	29	(28)	—	1
Not qualifying for hedge accounting:
Advances	6,822	—	—	2	2
Non-callable bonds	7,640	—	—	(1)	(1)
Callable bonds	1,635	(16)	—	10	(6)
Discount notes	25,229	29	—	—	29
FFCB bonds	750	(1)	—	—	(1)
MBS	2,150	6	—	—	6
Mortgage delivery commitments	13	—	—	—	—
Offsetting derivatives	89	—	—	—	—
Subtotal	44,328	18	—	11	29
Total excluding accrued interest	65,069	47	(28)	11	30
Accrued interest	—	12	(10)	6	8
Total	$65,069	$59	$(38)	$17	$38

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2017, and December 31, 2016.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2017			December 31, 2016
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$10,559	16%	At least BBB	$10,032	15%
Subtotal uncleared		10,559	16		10,032	15
Cleared
LCH Clearnet(2)
Credit Suisse Securities (USA) LLC	A	31,200	47	A	30,548	47
Morgan Stanley & Co. LLC	A	24,855	37	A	20,994	33
Deutsche Bank Securities Inc.	BBB	—	—	BBB	3,482	5
Subtotal cleared		56,055	84		55,024	85
Total(3)		$66,614	100%		$65,056	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Clearnet is the Bank’s counterparty for all of its cleared swaps. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Incorporated, and Morgan Stanley & Co. LLC are the Bank’s clearing agents for purposes of clearing swaps with LCH Clearnet. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Total notional amount at March 31, 2017, and December 31, 2016, does not include $12 million and $13 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following March 31, 2017, and December 31, 2016.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of March 31, 2017	As of December 31, 2016
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$187	$184
Loans from other FHLBanks	—	1,345
Discount note and bond maturities and expected exercises of bond call options	3,078	2,412
Subtotal obligations due	3,265	3,941
Sources of available funds:
Maturing investments	20,412	19,175
Available cash	36	1
Proceeds from scheduled settlements of discount notes and bonds	1,270	1,346
Maturing advances and scheduled prepayments	6,031	7,121
Subtotal sources of available funds	27,749	27,643
Net funds available	$24,484	$23,702

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2016 Form
10-K.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2017, and December 31, 2016. The Bank’s risk-based capital requirement decreased to $2.1 billion at March 31, 2017, from $2.2 billion at December 31, 2016.

Regulatory Capital Requirements

	March 31, 2017		December 31, 2016
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,149	$5,833	$2,241	$5,883
Total regulatory capital	3,652	5,833	3,678	5,883
Total regulatory capital ratio	4.00%	6.39%	4.00%	6.40%
Leverage capital	$4,565	$8,750	$4,597	$8,825
Leverage ratio	5.00%	9.58%	5.00%	9.60%

The Bank repurchased $173 million in excess capital stock during the first three months of 2017. As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on May 16, 2017.

The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” in the Bank’s 2016 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board of Directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the Board of Directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management” in the Bank’s 2016 Form 10-K.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2017, and December 31, 2016. During the three months ended March 31, 2017, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	264	154	$54,721	$180,995	30%
4-6	62	27	9,702	23,619	41
7-10	7	3	19	46	41
Subtotal	333	184	64,442	204,660	31
CDFIs	6	3	66	86	77
Housing associates	2	1	55	56	98
Total	341	188	$64,563	$204,802	32%

December 31, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	266	155	$55,290	$181,405	30%
4-6	62	28	9,662	22,606	43
7-10	3	2	17	46	37
Subtotal	331	185	64,969	204,057	32
CDFIs	6	3	60	82	73
Housing associates	2	1	10	16	63
Total	339	189	$65,039	$204,155	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$183	$194
11% – 25%	6	365	455
26% – 50%	25	31,467	49,213
More than 50%	151	32,548	154,940
Total	188	$64,563	$204,802

December 31, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	2	$26	$27
11% – 25%	9	1,791	2,261
26% – 50%	30	33,096	52,503
More than 50%	148	30,126	149,364
Total	189	$65,039	$204,155

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2017, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 55% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 55% to 80% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2017, and December 31, 2016.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2017		December 31, 2016
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$492	$480	$2,377	$2,315
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,136	3,057	3,147	3,063
Agency pools and collateralized mortgage obligations	9,808	9,339	8,986	8,559
PLRMBS – publicly registered investment-grade-rated senior tranches	—	—	1	—
PLRMBS – private placement investment-grade-rated senior tranches	79	59	83	62
Municipal Bonds – investment-grade-rated	60	54	61	55
Total	$13,575	$12,989	$14,655	$14,054

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

As of March 31, 2017, of the loan collateral pledged to the Bank, 27% was pledged by 26 institutions by specific identification, 48% was pledged by 126 institutions under a blanket lien with detailed reporting, and 25% was pledged by 124 institutions under a blanket lien with summary reporting.

As of March 31, 2017, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 92% for first lien residential mortgage loans, 91% for multifamily mortgage loans, 88% for commercial mortgage loans, and 82% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2017, and December 31, 2016.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2017		December 31, 2016
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$124,719	$106,839	$124,257	$107,775
Second lien residential mortgage loans and home equity lines of credit	22,475	13,162	23,238	13,302
Multifamily mortgage loans	24,189	19,724	23,191	19,082
Commercial mortgage loans	65,679	47,152	62,586	44,802
Loan participations(1)	5,297	4,124	5,450	4,375
Small business, small farm, and small agribusiness loans	3,303	811	3,016	765
Other	2	1	—	—
Total	$245,664	$191,813	$241,738	$190,101

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2017, and December 31, 2016, the unpaid principal balance of these loans totaled $8 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
March 31, 2017
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$700	$—	$—	$—	$700
Housing finance agency bonds:
CalHFA bonds	—	—	212	—	—	—	212
GSEs:
FFCB bonds	—	1,459	—	—	—	—	1,459
Total non-MBS	—	1,459	912	—	—	—	2,371
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	909	—	—	—	—	909
GSEs – single-family:
Freddie Mac	—	2,598	—	—	—	—	2,598
Fannie Mae(2)	—	4,667	10	—	7	—	4,684
Subtotal	—	7,265	10	—	7	—	7,282
GSEs – multifamily:
Freddie Mac	—	1,547	—	—	—	—	1,547
Fannie Mae	—	1,295	—	—	—	—	1,295
Subtotal	—	2,842	—	—	—	—	2,842
Total GSEs	—	10,107	10	—	7	—	10,124
PLRMBS:
Prime	—	1	6	268	803	3	1,081
Alt-A, option ARM	—	—	—	—	871	—	871
Alt-A, other	5	13	16	120	3,263	3	3,420
Total PLRMBS	5	14	22	388	4,937	6	5,372
Total MBS	5	11,030	32	388	4,944	6	16,405
Total securities	5	12,489	944	388	4,944	6	18,776
Interest-bearing deposits	—	—	615	—	—	—	615
Securities purchased under agreements to resell	—	11,500	—	—	—	—	11,500
Federal funds sold(3)	—	4,356	5,736	—	—	—	10,092
Total investments	$5	$28,345	$7,295	$388	$4,944	$6	$40,983

(In millions)
December 31, 2016
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$600	$750	$—	$—	$—	$1,350
Housing finance agency bonds:
CalHFA bonds	—	—	225	—	—	—	225
GSEs:
FFCB bonds	—	2,058	—	—	—	—	2,058
Total non-MBS	—	2,658	975	—	—	—	3,633
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	959	—	—	—	—	959
GSEs – single-family:
Freddie Mac	—	2,793	—	—	—	—	2,793
Fannie Mae(2)	—	5,020	10	—	7	—	5,037
Subtotal	—	7,813	10	—	7	—	7,830
GSEs – multifamily:
Freddie Mac	—	1,556	—	—	—	—	1,556
Fannie Mae	—	1,058	—	—	—	—	1,058
Subtotal	—	2,614	—	—	—	—	2,614
Total GSEs	—	10,427	10	—	7	—	10,444
PLRMBS:
Prime	—	1	1	295	842	2	1,141
Alt-A, option ARM	—	—	—	—	897	—	897
Alt-A, other	5	15	17	128	3,440	3	3,608
Total PLRMBS	5	16	18	423	5,179	5	5,646
Total MBS	5	11,402	28	423	5,186	5	17,049
Total securities	5	14,060	1,003	423	5,186	5	20,682
Interest-bearing deposits	—	—	590	—	—	—	590
Securities purchased under agreements to resell	—	15,500	—	—	—	—	15,500
Federal funds sold(3)	—	1,576	2,585	53	—	—	4,214
Total investments	$5	$31,136	$4,178	$476	$5,186	$5	$40,986

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated D by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)
Includes $130 million and $130 million at March 31, 2017, and December 31, 2016, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2017, and December 31, 2016.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	March 31, 2017	December 31, 2016
Interest-bearing deposits	$615	$590
Certificates of deposit	700	1,350
Federal funds sold	10,092	4,214
Total	$11,407	$6,154

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2017, and December 31, 2016.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2017, 38% of the carrying value of unsecured investments held by the Bank were rated AA, and 93% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2017
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$130	$715	$845
Total domestic and U.S. subsidiaries of foreign commercial banks	130	715	845
U.S. branches and agency offices of foreign commercial banks:
Australia	1,933	—	1,933
Canada	500	1,596	2,096
France	—	988	988
Japan	—	1,488	1,488
Netherlands	—	688	688
Norway	—	688	688
Sweden	1,793	688	2,481
Switzerland	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	4,226	6,336	10,562
Total unsecured credit exposure	$4,356	$7,051	$11,407

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2017.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2017. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $130 million at March 31, 2017, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At March 31, 2017, 78% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2017
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$845	$—	$—	$845
Total domestic and U.S. subsidiaries of foreign commercial banks	845	—	—	845
U.S. branches and agency offices of foreign commercial banks:
Australia	1,283	500	150	1,933
Canada	1,596	—	500	2,096
France	638	—	350	988
Japan	688	800	—	1,488
Netherlands	688	—	—	688
Norway	688	—	—	688
Sweden	2,481	—	—	2,481
Switzerland	—	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	8,062	1,300	1,200	10,562
Total unsecured credit exposure	$8,907	$1,300	$1,200	$11,407

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2017.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2017, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2017, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At March 31, 2017, the Bank’s MBS portfolio was 279% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At March 31, 2017, PLRMBS representing 26% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2017, the Bank’s investment in MBS had gross unrealized losses totaling $144 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2017, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2017, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 10.0% over the 12-month period beginning January 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from 0.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at March 31, 2017:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	—	$—	$—	—	$—	$—
Alt-A, option ARM	—	—	—	—	—	—
Alt-A, other	13	276	(3)	17	401	(6)
Total	13	$276	$(3)	17	$401	$(6)

(1)	Amounts are for the three months ended March 31, 2017.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of March 31, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$130	$—	$130
2007	—	—	—	—	324	—	324
2006	—	—	—	—	35	—	35
2005	—	—	—	15	41	—	56
2004 and earlier	—	1	6	251	332	3	593
Total Prime	—	1	6	266	862	3	1,138
Alt-A, option ARM
2007	—	—	—	—	789	—	789
2006	—	—	—	—	143	—	143
2005	—	—	—	—	158	—	158
Total Alt-A, option ARM	—	—	—	—	1,090	—	1,090
Alt-A, other
2008	—	—	—	—	91	—	91
2007	—	—	—	—	1,101	—	1,101
2006	—	—	—	—	442	—	442
2005	—	3	—	2	1,738	—	1,743
2004 and earlier	5	10	16	117	349	3	500
Total Alt-A, other	5	13	16	119	3,721	3	3,877
Total par value	$5	$14	$22	$385	$5,673	$6	$6,105

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at March 31, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	BBB	Below Investment Grade	Total
Prime
2008	$—	$—	$121	$121
2007	—	—	283	283
2006	—	—	15	15
2005	—	—	19	19
2004 and earlier	—	—	41	41
Total Prime	—	—	479	479
Alt-A, option ARM
2007	—	—	790	790
2006	—	—	143	143
2005	—	—	158	158
Total Alt-A, option ARM	—	—	1,091	1,091
Alt-A, other
2008	—	—	91	91
2007	—	—	1,078	1,078
2006	—	—	442	442
2005	—	—	1,738	1,738
2004 and earlier	5	16	167	188
Total Alt-A, other	5	16	3,516	3,537
Total par value	$5	$16	$5,086	$5,107

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2017
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$113	$—	$121	$—	$—	$—	12.48%	30.00%	11.49%
2007	269	(4)	275	—	—	—	11.63	22.73	2.76
2006	30	—	32	—	—	—	14.44	12.52	4.11
2005	55	(1)	56	—	—	—	10.14	11.96	15.05
2004 and earlier	591	(8)	587	—	—	—	6.37	4.46	13.40
Total Prime	1,058	(13)	1,071	—	—	—	9.00	13.20	9.95
Alt-A, option ARM
2007	654	(22)	660	—	—	—	19.78	44.18	14.09
2006	105	(4)	119	—	—	—	18.73	44.90	4.45
2005	61	(2)	91	—	—	—	15.82	22.80	5.53
Total Alt-A, option ARM	820	(28)	870	—	—	—	19.07	41.17	11.58
Alt-A, other
2008	88	(3)	85	—	—	—	6.27	31.80	22.03
2007	941	(30)	953	(1)	(2)	(3)	18.64	26.95	10.08
2006	311	—	369	—	—	—	18.79	18.42	0.66
2005	1,501	(43)	1,522	—	—	—	12.54	14.42	4.57
2004 and earlier	494	(8)	496	—	—	—	9.72	8.13	18.62
Total Alt-A, other	3,335	(84)	3,425	(1)	(2)	(3)	14.47	18.03	7.91
Total	$5,213	$(125)	$5,366	$(1)	$(2)	$(3)	14.27%	21.26%	8.95%

(1)	Amounts are for the three months ended March 31, 2017.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $485 million, $374 million, and $1.7 billion, respectively, at March 31, 2017, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $487 million, $325 million, and $1.5 billion, respectively, at March 31, 2017.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at March 31, 2017.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2017
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	14.5	9.7	30.6	15.9
2007	10.9	3.8	21.9	9.6
2006	12.2	3.0	21.5	6.8
2005	17.6	3.0	19.7	12.5
2004 and earlier	17.8	3.2	21.8	12.6
Total Prime	16.4	4.9	24.0	13.1
Alt-A, option ARM
2007	7.2	28.5	40.8	14.2
2006	6.6	31.3	37.6	4.4
2005	7.7	19.9	35.6	5.7
Total Alt-A, option ARM	7.2	27.6	39.6	11.7
Alt-A, other
2007	11.6	21.0	38.7	5.4
2006	10.5	20.1	37.6	8.0
2005	13.8	13.2	35.1	4.8
2004 and earlier	16.2	10.7	31.0	18.9
Total Alt-A, other	13.0	16.1	35.9	7.4
Total	12.4	16.6	34.9	9.0

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Prime
2008	92.93%	92.87%	92.11%	91.75%	91.96%
2007	84.87	83.93	82.68	82.33	82.24
2006	92.25	92.38	91.84	90.80	91.38
2005	99.44	98.97	98.37	97.38	96.44
2004 and earlier	99.09	98.68	97.75	97.00	96.91
Weighted average of all Prime	94.15	93.71	92.80	92.23	92.24
Alt-A, option ARM
2007	83.66	83.05	81.85	79.63	79.34
2006	83.04	80.76	80.08	76.13	74.29
2005	57.79	57.58	56.73	55.40	58.04
Weighted average of all Alt-A, option ARM	79.82	79.05	77.92	75.58	75.65
Alt-A, other
2008	93.62	93.31	91.83	90.36	89.44
2007	86.49	85.88	86.23	85.60	85.12
2006	83.63	82.57	82.78	81.25	83.70
2005	87.31	87.11	86.71	85.96	86.77
2004 and earlier	99.10	98.51	97.90	97.07	97.07
Weighted average of all Alt-A, other	88.33	87.86	87.69	86.86	87.36
Weighted average of all PLRMBS	87.89%	87.40%	86.96%	85.96%	86.36%

The Bank determined that, as of March 31, 2017, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2017, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2017. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. Unless the collateral delivery threshold is set at zero, the amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2017.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2017.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,228	$10	$(5)	$—	$5
Cleared derivatives(2)	56,055	63	(3)	—	60
Liability positions with credit exposure:
Uncleared derivatives
AA	237	—	—	—	—
A	724	(3)	3	—	—
Total derivative positions with credit exposure to nonmember counterparties	61,244	70	(5)	—	65
Member institutions(3)	12	—	—	—	—
Total	61,256	$70	$(5)	$—	$65
Derivative positions without credit exposure	5,370
Total notional	$66,626

December 31, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,872	$9	$(6)	$—	$3
BBB	826	2	(1)	—	1
Cleared derivatives(2)	55,024	54	8	—	62
Total derivative positions with credit exposure to nonmember counterparties	58,722	65	1	—	66
Member institutions(3)	13	—	—	—	—
Total	58,735	$65	$1	$—	$66
Derivative positions without credit exposure	6,334
Total notional	$65,069

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)	Represents derivative transactions cleared with LCH Clearnet, the Bank’s clearinghouse, which is not rated. LCH Clearnet’s parent, LCH Clearnet Group, Ltd., is rated A+ by S&P.

(3)	Member institutions include mortgage delivery commitments with members.

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

In the Bank’s 2016 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; accounting for OTTI for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2017 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and

Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2016 Form 10-K and in “Item 1. Financial Statements– Note 16 – Fair Value.”

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

Recent Developments

Acquired Member Assets. On December 19, 2016, the Finance Agency issued the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that qualify as AMA to include (i) mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to use its own model to determine the credit enhancement for eligible AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member to “AMA investment grade” as determined by the FHLBank instead of to a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance (SMI) or pool level insurance once an FHLBank has established standards for qualified insurers.

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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $959.3 billion at March 31, 2017, and $989.3 billion at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $84.6 billion at March 31, 2017, and $83.7 billion at December 31, 2016. The Bank had committed to the issuance of $1.3 billion and $1.5 billion in consolidated obligations at March 31, 2017, and December 31, 2016, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2017, the Bank had $6 million in advance commitments and $15.5 billion in standby letters of credit outstanding. At December 31, 2016, the Bank had $6 million in advance commitments and $15.2 billion in standby letters of credit outstanding.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than

–4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of March 31, 2017.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2017	December 31, 2016
+200 basis-point change above current rates	–3.8%	–4.3%
+100 basis-point change above current rates	–1.8	–2.0
–100 basis-point change below current rates(2)	+2.6	+2.5
–200 basis-point change below current rates(2)	+5.9	+6.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of March 31, 2017, were 20 basis points higher for the 1-year term, 9 basis points higher for the 5-year term, and 6 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 231% as of March 31, 2017.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 15 basis points, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at March 31, 2017, and one month at December 31, 2016.

Total Bank Duration Gap Analysis

	March 31, 2017		December 31, 2016
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$91,290	6	$91,941	6
Liabilities	85,717	5	86,404	5
Net	$5,573	1	$5,537	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The Bank generally purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Purchases of long-term fixed rate MBS have been relatively limited. In 2016 and during the three months ended March 31, 2017, all MBS purchases were agency adjustable rate MBS. Any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2017, and December 31, 2016.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2017	December 31, 2016
+200 basis-point change	–1.8%	–2.2%
+100 basis-point change	–0.8	–1.0
–100 basis-point change(2)	+1.3	+1.3
–200 basis-point change(2)	+3.9	+3.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of March 31, 2017, were 20 basis points higher for the 1-year term, 9 basis points higher for the 5-year term, and 6 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities (PLRMBS). The Bank sought rescission and asserted claims for and violations of the California Corporate Securities Act and common law rescission of contract. In January 2017, the Bank entered into a settlement agreement with a defendant for an amount of $119 million (after netting certain legal fees and expenses). The Bank has settled or entered into settlement agreements with all the defendants in connection with the Bank’s PLRMBS litigation.

For a further discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2016 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2016 Form 10-K.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2017, and December 31, 2016; (ii) Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Statements of Capital Accounts for the Three Months Ended March 31, 2017 and 2016; (v) Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2017.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)