Form 10-Q
period 2017-09-30
Federal Home Loan Bank of San Francisco
filed 2017-11-03
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2017
Class B Stock, par value $100	33,616,335

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$7	$2
Interest-bearing deposits	699	590
Securities purchased under agreements to resell	13,975	15,500
Federal funds sold	11,826	4,214
Trading securities(a)	1,165	2,066
Available-for-sale (AFS) securities(a)	4,015	4,489
Held-to-maturity (HTM) securities (fair values were $14,155 and $14,141, respectively)(a)	14,095	14,127
Advances (includes $5,678 and $3,719 at fair value under the fair value option, respectively)	61,629	49,845
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	1,774	826
Accrued interest receivable	106	79
Premises, software, and equipment, net	32	33
Derivative assets, net	92	66
Other assets	88	104
Total Assets	$109,503	$91,941
Liabilities:
Deposits	$140	$169
Consolidated obligations:
Bonds (includes $968 and $1,507 at fair value under the fair value option, respectively)	72,266	50,224
Discount notes	29,902	33,506
Total consolidated obligations	102,168	83,730
Mandatorily redeemable capital stock	342	457
Borrowings from other Federal Home Loan Banks (FHLBanks)	—	1,345
Accrued interest payable	106	67
Affordable Housing Program (AHP) payable	208	205
Derivative liabilities, net	3	2
Other liabilities	187	429
Total Liabilities	103,154	86,404
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
28 shares and 24 shares, respectively	2,815	2,370
Unrestricted retained earnings	2,664	888
Restricted retained earnings	562	2,168
Total Retained Earnings	3,226	3,056
Accumulated other comprehensive income/(loss) (AOCI)	308	111
Total Capital	6,349	5,537
Total Liabilities and Capital	$109,503	$91,941

(a)	At September 30, 2017, and December 31, 2016, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest Income:
Advances	$240	$125	$586	$346
Prepayment fees on advances, net	1	3	1	5
Interest-bearing deposits	2	—	5	1
Securities purchased under agreements to resell	3	4	7	9
Federal funds sold	33	7	78	19
Trading securities	4	3	12	6
AFS securities	60	63	181	199
HTM securities	76	62	210	188
Mortgage loans held for portfolio	15	7	35	22
Total Interest Income	434	274	1,115	795
Interest Expense:
Consolidated obligations:
Bonds	205	95	468	303
Discount notes	75	45	196	96
Deposits	1	—	2	—
Mandatorily redeemable capital stock	7	11	25	33
Total Interest Expense	288	151	691	432
Net Interest Income	146	123	424	363
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	146	123	424	363
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	—	(1)	(8)	(19)
Net amount of OTTI loss reclassified to/(from) AOCI	(6)	(2)	(7)	5
Net OTTI loss, credit-related	(6)	(3)	(15)	(14)
Net gain/(loss) on trading securities	—	1	—	3
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(5)	(18)	(1)	22
Net gain/(loss) on derivatives and hedging activities	2	15	(26)	(73)
Gains on litigation settlements, net	—	240	119	451
Other	5	6	15	14
Total Other Income/(Loss)	(4)	241	92	403
Other Expense:
Compensation and benefits	18	17	56	53
Other operating expense	19	20	49	52
Federal Housing Finance Agency	2	1	5	4
Office of Finance	1	1	4	3
Quality Jobs Fund expense	10	—	50	—
Other	1	—	6	—
Total Other Expense	51	39	170	112
Income/(Loss) Before Assessment	91	325	346	654
AHP Assessment	10	34	37	69
Net Income/(Loss)	$81	$291	$309	$585

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net Income/(Loss)	$81	$291	$309	$585
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	—	(2)	—	(1)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	75	68	188	71
Net amount of OTTI loss reclassified to/(from) other income/(loss)	6	2	7	(5)
Total net non-credit-related OTTI gain/(loss) on AFS securities	81	70	195	66
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	—	2	2	4
Total net non-credit-related OTTI gain/(loss) on HTM securities	—	2	2	4
Total other comprehensive income/(loss)	81	70	197	69
Total Comprehensive Income/(Loss)	$162	$361	$506	$654

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			107	478	585	69	654
Issuance of capital stock	8	806					806
Repurchase of capital stock	(6)	(604)					(604)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(56)					(56)
Cash dividends paid on capital stock (8.70%)				(146)	(146)		(146)
Balance, September 30, 2016	24	$2,399	$2,125	$942	$3,067	$84	$5,550
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			165	144	309	197	506
Issuance of capital stock	7	722					722
Repurchase of capital stock	(3)	(275)					(275)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Transfers from restricted retained earnings			(1,771)	1,771	—		—
Cash dividends paid on capital stock (7.69%)				(139)	(139)		(139)
Balance, September 30, 2017	28	$2,815	$562	$2,664	$3,226	$308	$6,349

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net Income /(Loss)	$309	$585
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(61)	(60)
Change in net fair value of trading securities	—	(3)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	1	(22)
Change in net derivatives and hedging activities	9	(2)
Net OTTI loss, credit-related	15	14
Net change in:
Accrued interest receivable	(31)	1
Other assets	13	(11)
Accrued interest payable	40	55
Other liabilities	(22)	(13)
Total adjustments	(36)	(41)
Net cash provided by/(used in) operating activities	273	544
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(135)	221
Securities purchased under agreements to resell	1,525	(2,000)
Federal funds sold	(7,612)	(2,295)
Premises, software, and equipment	(11)	(9)
Trading securities:
Proceeds from maturities of long-term	901	276
Purchases of long-term	—	(905)
AFS securities:
Proceeds from maturities of long-term	722	853
HTM securities:
Net (increase)/decrease in short-term	850	—
Proceeds from maturities of long-term	2,354	2,094
Purchases of long-term	(3,404)	(3,403)
Advances:
Principal collected	1,166,975	1,126,547
Made to members	(1,178,768)	(1,131,447)
Mortgage loans held for portfolio:
Principal collected	115	130
Purchases	(1,046)	(150)
Proceeds from sales of foreclosed assets	2	2
Net cash provided by/(used in) investing activities	(17,532)	(10,086)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash Flows from Financing Activities:
Net change in:
Deposits	(38)	(898)
Borrowings from other FHLBanks	(1,345)	—
Net (payments)/proceeds on derivative contracts with financing elements	—	8
Net proceeds from issuance of consolidated obligations:
Bonds	55,849	29,370
Discount notes	123,224	100,571
Payments for matured and retired consolidated obligations:
Bonds	(33,790)	(31,105)
Discount notes	(126,827)	(90,002)
Proceeds from issuance of capital stock	722	806
Payments for repurchase/redemption of mandatorily redeemable capital stock	(117)	(60)
Payments for repurchase of capital stock	(275)	(604)
Cash dividends paid	(139)	(146)
Net cash provided by/(used in) financing activities	17,264	7,940
Net increase/(decrease) in cash and due from banks	5	(1,602)
Cash and due from banks at beginning of the period	2	1,637
Cash and due from banks at end of the period	$7	$35
Supplemental Disclosures:
Interest paid	$666	$398
AHP payments	40	33
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of capital stock to mandatorily redeemable capital stock	2	56

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2017, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and
Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2016 Form 10-K. Other
changes to these policies as of September 30, 2017, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.

•	Measurement of the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged.

•
Consideration only of how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest rate risk.

•
For a cash flow hedge of interest rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest rate.

This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. The amended presentation and disclosure guidance is required only prospectively. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

a cumulative-effect adjustment to the Statements of Condition as of the beginning of the period of adoption. The adoption of this guidance is expected to affect the Bank’s disclosures. However, the requirement to present the instrument-specific credit risk in other comprehensive income is not expected to have any effect on the Bank’s financial condition, results of operations, and cash flows.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. In 2016, the FASB issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. The Bank does not intend to adopt this guidance early. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other accounting guidance under U.S. GAAP, the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2017, and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,158	$2,058
MBS – Other U.S. obligations – Ginnie Mae	7	8
Total	$1,165	$2,066

The net unrealized gain/(loss) on trading securities was de minimis and $1 for the three months ended September 30, 2017 and 2016, respectively. The net unrealized gain/(loss) on trading securities was de minimis and $3 for the nine months ended September 30, 2017 and 2016, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of September 30, 2017, and December 31, 2016, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$357	$—	$30	$—	$387
Alt-A, option ARM	753	(9)	123	—	867
Alt-A, other	2,574	(26)	213	—	2,761
Total	$3,684	$(35)	$366	$—	$4,015

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$413	$(1)	$22	$—	$434
Alt-A, option ARM	853	(31)	77	(2)	897
Alt-A, other	3,087	(82)	154	(1)	3,158
Total	$4,353	$(114)	$253	$(3)	$4,489

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At September 30, 2017, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $836. At December 31, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $941.

The following table summarizes the AFS securities with unrealized losses as of September 30, 2017, and December 31, 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$12	$—	$12	$—
Alt-A, option ARM	—	—	153	9	153	9
Alt-A, other	—	—	523	26	523	26
Total	$—	$—	$688	$35	$688	$35

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$14	$1	$14	$1
Alt-A, option ARM	14	—	249	33	263	33
Alt-A, other	57	—	1,048	83	1,105	83
Total	$71	$—	$1,311	$117	$1,382	$117

As indicated in the tables above, as of September 30, 2017, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$500	$—	$—	$500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	202	—	202	—	(13)	189
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	793	—	793	7	—	800
GSEs – single-family:
Freddie Mac	2,209	—	2,209	19	(6)	2,222
Fannie Mae	3,930	—	3,930	44	(3)	3,971
Subtotal GSEs – single-family	6,139	—	6,139	63	(9)	6,193
GSEs – multifamily:
Freddie Mac	3,379	—	3,379	5	(1)	3,383
Fannie Mae	2,201	—	2,201	1	—	2,202
Subtotal GSEs – multifamily	5,580	—	5,580	6	(1)	5,585
Subtotal GSEs	11,719	—	11,719	69	(10)	11,778
PLRMBS:
Prime	557	—	557	5	(6)	556
Alt-A, other	331	(7)	324	11	(3)	332
Subtotal PLRMBS	888	(7)	881	16	(9)	888
Total MBS	13,400	(7)	13,393	92	(19)	13,466
Total	$14,102	$(7)	$14,095	$92	$(32)	$14,155

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$1,350	$—	$1,350	$—	$—	$1,350
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	225	—	225	—	(18)	207
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	951	—	951	5	(1)	955
GSEs – single-family:
Freddie Mac	2,793	—	2,793	23	(15)	2,801
Fannie Mae	5,037	—	5,037	47	(14)	5,070
Subtotal GSEs – single-family	7,830	—	7,830	70	(29)	7,871
GSEs – multifamily:
Freddie Mac	1,556	—	1,556	—	(1)	1,555
Fannie Mae	1,058	—	1,058	—	(1)	1,057
Subtotal GSEs – multifamily	2,614	—	2,614	—	(2)	2,612
Subtotal GSEs	10,444	—	10,444	70	(31)	10,483
PLRMBS:
Prime	707	—	707	2	(15)	694
Alt-A, other	459	(9)	450	11	(9)	452
Subtotal PLRMBS	1,166	(9)	1,157	13	(24)	1,146
Total MBS	12,561	(9)	12,552	88	(56)	12,584
Total	$14,136	$(9)	$14,127	$88	$(74)	$14,141

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At September 30, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $20, discounts of $25, and credit-related OTTI of $7. At December 31, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $29, discounts of $34, and credit-related OTTI of $8.

The following tables summarize the HTM securities with unrealized losses as of September 30, 2017, and December 31, 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$189	$13	$189	$13
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	31	—	—	—	31	—
GSEs – single-family:
Freddie Mac	1,028	6	3	—	1,031	6
Fannie Mae	412	2	153	1	565	3
Subtotal GSEs – single-family	1,440	8	156	1	1,596	9
GSEs – multifamily:
Freddie Mac	833	1	—	—	833	1
Fannie Mae	1,097	—	—	—	1,097	—
Subtotal GSEs – multifamily	1,930	1	—	—	1,930	1
Subtotal GSEs	3,370	9	156	1	3,526	10
PLRMBS:
Prime	15	—	226	6	241	6
Alt-A, other	—	—	232	10	232	10
Subtotal PLRMBS	15	—	458	16	473	16
Total MBS	3,416	9	614	17	4,030	26
Total	$3,416	$9	$803	$30	$4,219	$39

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$193	$18	$193	$18
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	190	1	—	—	190	1
GSEs – single-family:
Freddie Mac	1,498	15	3	—	1,501	15
Fannie Mae	2,665	12	96	2	2,761	14
Subtotal GSEs – single-family	4,163	27	99	2	4,262	29
GSEs – multifamily:
Freddie Mac	1,007	1	—	—	1,007	1
Fannie Mae	387	1	—	—	387	1
Subtotal GSEs – multifamily	1,394	2	—	—	1,394	2
Subtotal GSEs	5,557	29	99	2	5,656	31
PLRMBS:
Prime	1	—	517	15	518	15
Alt-A, other	—	—	452	18	452	18
Subtotal PLRMBS	1	—	969	33	970	33
Total MBS	5,748	30	1,068	35	6,816	65
Total	$5,748	$30	$1,261	$53	$7,009	$83

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2017, and December 31, 2016, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$500	$500	$500
Due after 5 years through 10 years	25	25	24
Due after 10 years	177	177	165
Subtotal	702	702	689
MBS	13,400	13,393	13,466
Total	$14,102	$14,095	$14,155

December 31, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,350	$1,350	$1,350
Due after 5 years through 10 years	35	35	34
Due after 10 years	190	190	173
Subtotal	1,575	1,575	1,557
MBS	12,561	12,552	12,584
Total	$14,136	$14,127	$14,141

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 6.0% to an increase of 13.0% over the 12-month period beginning July 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2017 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the third quarter of 2017, and the related current credit enhancement for the Bank.

September 30, 2017
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, other
2007	8.7	44.1	46.0	—
2005	13.5	19.0	35.9	4.8
Total Alt-A, other	11.6	28.9	39.9	2.9
Total	11.6	28.9	39.9	2.9

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of the period	$1,158	$1,224	$1,183	$1,255
Additional charges on securities for which OTTI was previously recognized(1)	6	3	15	14
Securities matured during the period (2)	(1)	—	(1)	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(17)	(19)	(51)	(61)
Balance, end of the period	$1,146	$1,208	$1,146	$1,208

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
For the three months ended September 30, 2017 and 2016, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2017 and 2016, respectively.

(2) Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.
(3) The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $24 and $24, for the three months ended September 30, 2017 and 2016, respectively. The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $70 and $76 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2017 and 2016.

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2017, and December 31, 2016, by loan collateral type:

September 30, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$431	$357	$387	$—	$—	$—	$—
Alt-A, option ARM	1,003	753	867	—	—	—	—
Alt-A, other	3,075	2,574	2,761	66	62	55	66
Total	$4,509	$3,684	$4,015	$66	$62	$55	$66

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$498	$413	$434	$—	$—	$—	$—
Alt-A, option ARM	1,134	853	897	—	—	—	—
Alt-A, other	3,650	3,087	3,158	93	88	79	91
Total	$5,282	$4,353	$4,489	$93	$88	$79	$91

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2017, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2017, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2017, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2017, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.71% to 8.57% at September 30, 2017, and 0.43% to 8.57% at December 31, 2016, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017		December 31, 2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$33,122	1.24%	$22,902	0.78%
After 1 year through 2 years	13,436	1.49	7,608	1.36
After 2 years through 3 years	5,597	1.61	9,410	1.22
After 3 years through 4 years	6,670	1.53	2,083	1.39
After 4 years through 5 years	1,790	2.07	6,423	1.24
After 5 years	1,036	3.01	1,431	2.60
Total par value	61,651	1.41%	49,857	1.09%
Valuation adjustments for hedging activities	(39)		(22)
Valuation adjustments under fair value option	17		10
Total	$61,629		$49,845
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,325 at September 30, 2017, and $3,647 at December 31, 2016. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $17,903 at September 30, 2017, and $15,505 at December 31, 2016.

The Bank’s advances at September 30, 2017, and December 31, 2016, included $25 and $125 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at September 30, 2017, and December 31, 2016, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Within 1 year	$39,971	$25,784	$33,122	$22,927
After 1 year through 2 years	8,694	11,078	13,436	7,583
After 2 years through 3 years	8,797	4,465	5,597	9,410
After 3 years through 4 years	1,470	5,782	6,670	2,083
After 4 years through 5 years	1,778	1,421	1,790	6,423
After 5 years	941	1,327	1,036	1,431
Total par value	$61,651	$49,857	$61,651	$49,857

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2017 and 2016. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$11,864	19%	$45	18%	$131	21%
First Republic Bank	8,750	14	31	13	79	13
Bank of the West	7,809	13	29	11	62	10
MUFG Union Bank, National Association	5,600	9	16	7	24	4
Charles Schwab Bank	5,000	8	5	2	10	2
Subtotal	39,023	63	126	51	306	50
Others	22,628	37	120	49	302	50
Total par value	$61,651	100%	$246	100%	$608	100%

	September 30, 2016		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$14,810	27%	$31	22%	$83	21%
Bank of the West	6,855	12	13	9	37	9
First Republic Bank	4,700	9	18	13	52	13
MUFG Union Bank, National Association	3,901	7	4	3	8	2
Citibank, N.A.(2)	3,000	5	3	3	10	3
Subtotal	33,266	60	69	50	190	48
Others	22,475	40	70	50	203	52
Total par value	$55,741	100%	$139	100%	$393	100%

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

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2017, and December 31, 2016, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017	December 31, 2016
Par value of advances:
Fixed rate:
Due within 1 year	$22,708	$13,486
Due after 1 year	13,053	10,845
Total fixed rate	35,761	24,331
Adjustable rate:
Due within 1 year	10,414	9,416
Due after 1 year	15,476	16,110
Total adjustable rate	25,890	25,526
Total par value	$61,651	$49,857

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2017, or December 31, 2016. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Prepayment fees received	$1	$3	$1	$4
Fair value adjustments	—	—	—	1
Net	$1	$3	$1	$5
Advance principal prepaid	$2,990	$896	$5,998	$2,755

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. As of September 30, 2017, the Bank had approved 21 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of September 30, 2017, and December 31, 2016, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2017	December 31, 2016
Fixed rate medium-term mortgage loans	$37	$55
Fixed rate long-term mortgage loans	1,678	759
Subtotal	1,715	814
Unamortized premiums	64	18
Unamortized discounts	(5)	(6)
Mortgage loans held for portfolio	1,774	826
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$1,774	$826

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2017, and December 31, 2016, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2017, or during 2016.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2017, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

No member institutions were placed into receivership during the first nine months of 2017 or from October 1 to October 31, 2017.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2017, and December 31, 2016.

	September 30, 2017	December 31, 2016
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$10	$7
60 – 89 days delinquent	1	3
90 days or more delinquent	13	15
Total past due	24	25
Total current loans	1,759	805
Total mortgage loans	$1,783	$830
In process of foreclosure, included above(2)	$4	$5
Nonaccrual loans	$13	$15
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.72%	1.79%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three and nine months ended September 30, 2017 and 2016.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	September 30, 2017	December 31, 2016
Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$—
Recorded investment, end of period:
Individually evaluated for impairment	$9	$12
Collectively evaluated for impairment	1,774	818
Total recorded investment	$1,783	$830

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9	$9	$—	$12	$12	$—
With an allowance	—	—	—	—	—	—
Total	$9	$9	$—	$12	$12	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
With no related allowance	$9	$12	$10	$12
With an allowance	—	—	—	—
Total	$9	$12	$10	$12

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of September 30, 2017, and December 31, 2016.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of September 30, 2017, and December 31, 2016.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $3 as of September 30, 2017, and $3 as of December 31, 2016. During the three and nine months ended September 30, 2017 and 2016, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2017, and December 31, 2016, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Interest-bearing deposits:
Demand and overnight	$126	$167
Total interest-bearing deposits	126	167
Non-interest-bearing deposits:
Other	14	2
Total non-interest-bearing deposits	14	2
Total	$140	$169

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2017, and December 31, 2016, are detailed in the following table:

	September 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposit – Adjustable rate	$126	0.85%	$167	0.01%
Non-interest-bearing deposits	14		2
Total	$140		$169

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2017, and December 31, 2016.

	September 30, 2017		December 31, 2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$54,277	1.12%	$33,879	0.82%
After 1 year through 2 years	10,129	1.26	10,597	0.99
After 2 years through 3 years	2,269	1.66	1,318	1.32
After 3 years through 4 years	1,837	1.70	1,055	1.84
After 4 years through 5 years	1,622	2.02	1,350	1.59
After 5 years	2,146	2.66	2,021	2.42
Total par value	72,280	1.24%	50,220	0.98%
Unamortized premiums	10		15
Unamortized discounts	(10)		(9)
Valuation adjustments for hedging activities	(12)		6
Fair value option valuation adjustments	(2)		(8)
Total	$72,266		$50,224

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $8,300 at September 30, 2017, and $4,670 at December 31, 2016. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $5,414 at September 30, 2017, and $2,125 at December 31, 2016. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at September 30, 2017, and December 31, 2016, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017	December 31, 2016
Par value of consolidated obligation bonds:
Non-callable	$63,980	$45,550
Callable	8,300	4,670
Total par value	$72,280	$50,220

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2017, and December 31, 2016, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Within 1 year	$61,801	$38,099
After 1 year through 2 years	9,394	10,747
After 2 years through 3 years	894	743
After 3 years through 4 years	85	455
After 4 years through 5 years	5	85
After 5 years	101	91
Total par value	$72,280	$50,220

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$29,949	1.04%	$33,529	0.46%
Unamortized discounts	(47)		(23)
Total	$29,902		$33,506

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2017, and December 31, 2016, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 –
Consolidated Obligations” in the Bank’s 2016 Form 10-K.

	September 30, 2017	December 31, 2016
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,899	$15,960
Adjustable rate	54,501	33,435
Step-up	580	515
Step-down	200	200
Fixed rate that converts to adjustable rate	—	10
Range bonds	100	100
Total bonds, par value	72,280	50,220
Discount notes, par value	29,949	33,529
Total consolidated obligations, par value	$102,229	$83,749

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2017, or December 31, 2016. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended September 30, 2017 and 2016:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2016	$39	$(12)	$(13)	14
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Net change in fair value	68			68
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	70	2	(2)	70
Balance, September 30, 2016	$109	$(10)	$(15)	$84

Balance, June 30, 2017	$250	$(7)	$(16)	$227
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	75			75
Accretion of non-credit-related OTTI loss		—		—
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	6	—		6
Net current period other comprehensive income/(loss)	81	—	—	81
Balance, September 30, 2017	$331	$(7)	$(16)	$308

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2017 and 2016:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2015	$43	$(14)	$(14)	15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(1)	(1)
Non-credit-related OTTI loss	(12)	—		(12)
Net change in fair value	71			71
Accretion of non-credit-related OTTI loss		4		4
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	7	—		7
Net current period other comprehensive income/(loss)	66	4	(1)	69
Balance, September 30, 2016	$109	$(10)	$(15)	$84

Balance, December 31, 2016	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	188			188
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	10	—		10
Net current period other comprehensive income/(loss)	195	2	—	197
Balance, September 30, 2017	$331	$(7)	$(16)	$308

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of September 30, 2017, and December 31, 2016, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Risk-based capital	$2,049	$6,383	$2,241	$5,883
Total regulatory capital	$4,380	$6,383	$3,678	$5,883
Total regulatory capital ratio	4.00%	5.83%	4.00%	6.40%
Leverage capital	$5,475	$9,575	$4,597	$8,825
Leverage ratio	5.00%	8.74%	5.00%	9.60%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $342 outstanding to seven institutions at September 30, 2017, and $457 outstanding to six institutions at December 31, 2016. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at the beginning of the period	$404	$486	$457	$488
Reclassified from/(to) capital during the period	—	4	2	56
Redemption of mandatorily redeemable capital stock	(7)	(1)	(61)	(1)
Repurchase of excess mandatorily redeemable capital stock	(55)	(5)	(56)	(59)
Balance at the end of the period	$342	$484	$342	$484

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $7 and $11 for the three months ended September 30, 2017 and 2016, respectively, and in the amount of $25 and $33 for the nine months ended September 30, 2017 and 2016, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and
Supplementary Data – Note 15 – Capital” in the Bank’s 2016 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2017, and December 31, 2016.

Contractual Redemption Period	September 30, 2017	December 31, 2016
After 2 years through 3 years	$325	$—
After 3 years through 4 years	—	379
Past contractual redemption date because of remaining activity(1)	17	78
Total	$342	$457

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 219% as of September 30, 2017.

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

Retained Earnings – The following tables summarize the activity related to retained earnings for the three and nine months ended September 30, 2017 and 2016:

			Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings		Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, June 30, 2016	$761		$—	$1,650	$417	$2,067	$2,828
Net income	233	—	—	—	58	58	291
Cash dividends on capital stock	(52)					—	(52)
Balance, September 30, 2016	$942		$—	$1,650	$475	$2,125	$3,067

Balance, June 30, 2017	$872		$21	$1,750	$546	$2,317	$3,189
Net income	65		—	—	16	16	81
Cash dividends on capital stock	(44)					—	(44)
Transfers from restricted retained earnings	1,771		(21)	(1,750)	—	(1,771)	—
Balance, September 30, 2017	$2,664		$—	$—	$562	$562	$3,226

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628
Net income	478	(10)	—	117	107	585
Cash dividends on capital stock	(146)				—	(146)
Balance, September 30, 2016	$942	$—	$1,650	$475	$2,125	$3,067

Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056
Net income	144	3	100	62	165	309
Cash dividends on capital stock	(139)				—	(139)
Transfers from restricted retained earnings	1,771	(21)	(1,750)	—	(1,771)	—
Balance, September 30, 2017	$2,664	$—	$—	$562	$562	$3,226

The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE Agreement). Under the Framework, the Bank’s retained earnings methodology determined the Bank’s required amount of restricted retained earnings. As determined by the Bank’s Framework, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of all retained earnings of $2,300 for loss protection, capital compliance, and business growth. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2017, the Bank’s excess capital stock totaled $452, or 0.41% of total assets.

In the third quarter of 2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $51, including $44 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock. In the third quarter of 2016, the Bank paid dividends at an annualized rate of 9.17%, totaling $63, including $52 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the first nine months of 2017, the Bank paid dividends at an annualized rate of 7.69%, totaling $164, including $139 in dividends on capital stock and $25 in dividends on mandatorily redeemable capital stock. In the first nine months of 2016, the Bank paid dividends at an annualized rate of 8.70%, totaling $179, including $146 in dividends on capital stock and $33 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 26, 2017, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2017 at an annualized rate of 7.00%, totaling $55, including $48 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 26, 2017. The Bank expects to pay the dividend on November 13, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2017.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $98 and $275 in excess capital stock in the third quarter of 2017 and 2016, respectively, and $331 and $663 in excess capital stock in the first nine months of 2017 and 2016, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2017 and 2016, the Bank redeemed $7 and $1, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On October 26, 2017, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 14, 2017. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement.

Excess capital stock totaled $452 as of September 30, 2017, which included surplus capital stock of $261. Excess capital stock totaled $488 as of December 31, 2016, which included surplus capital stock of $325.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15
– Capital” in the Bank’s 2016 Form 10-K.

Concentration. JPMorgan Chase Bank, National Association, a nonmember institution, held $339, or 11%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2017, and $400, or 14% as of December 31, 2016. No other institution held 10% or more of the Bank’s outstanding capital stock, as of September 30, 2017, or December 31, 2016.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2017 and 2016.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2017	$62	$82	$144	$1	$(10)	$7	$146	$(4)	$51	$91
September 30, 2016	42	84	126	(1)	(7)	11	123	241	39	325
Nine months ended:
September 30, 2017	167	246	413	(1)	(35)	25	424	92	170	346
September 30, 2016	115	254	369	(5)	(22)	33	363	403	112	654

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $24 and $24 for the three months ended September 30, 2017 and 2016; and totaled $70 and $76 for the nine months ended September 30, 2017 and 2016, respectively. The mortgage-related business does not include credit-related OTTI losses of $6 and $3 for the three months ended September 30, 2017 and 2016, and $15 and $14 for the nine months ended September 30, 2017 and 2016, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2017, and December 31, 2016.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2017	$90,265	$19,238	$109,503
December 31, 2016	74,018	17,923	91,941

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

Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives cleared at a derivatives clearing organization. The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) an economic hedge of assets or liabilities, or (iii) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $64 and $89, at September 30, 2017, and December 31, 2016, respectively.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2017, and December 31, 2016. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$22,382	$61	$20	$20,741	$67	$32
Total	22,382	61	20	20,741	67	32
Derivatives not designated as hedging instruments:
Interest rate swaps	34,771	51	44	42,135	67	49
Interest rate caps and floors	1,563	2	1	2,180	6	—
Mortgage delivery commitments	10	—	—	13	—	—
Total	36,344	53	45	44,328	73	49
Total derivatives before netting and collateral adjustments	$58,726	114	65	$65,069	140	81
Netting adjustments and cash collateral(1)		(22)	(62)		(74)	(79)
Total derivative assets and total derivative liabilities		$92	$3		$66	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $47 and $22 at September 30, 2017, and December 31, 2016, respectively. Cash collateral received and related accrued interest was $7 and $16 at September 30, 2017, and December 31, 2016, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$1	$—	$(1)	$(4)
Total net gain/(loss) related to fair value hedge ineffectiveness	1	—	(1)	(4)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5	21	(3)	(43)
Interest rate caps and floors	—	—	(5)	(6)
Net settlements	(10)	(7)	(35)	(22)
Mortgage delivery commitments	6	1	18	2
Total net gain/(loss) related to derivatives not designated as hedging instruments	1	15	(25)	(69)
Net gain/(loss) on derivatives and hedging activities	$2	$15	$(26)	$(73)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017				September 30, 2016
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$13	$(11)	$2	$(5)	$44	$(43)	$1	$(13)
Consolidated obligation bonds	(9)	8	(1)	6	(70)	69	(1)	46
Total	$4	$(3)	$1	$1	$(26)	$26	$—	$33

	Nine Months Ended
	September 30, 2017				September 30, 2016
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$17	$(17)	$—	$(22)	$(23)	$23	$—	$(46)
Consolidated obligation bonds	(19)	18	(1)	21	(87)	83	(4)	149
Total	$(2)	$1	$(1)	$(1)	$(110)	$106	$(4)	$103

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Risk – The Bank is subject to credit risk as a result of potential nonperformance by counterparties to the interest rate exchange agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies, credit guidelines, and Finance Agency and other regulations. The Bank also requires credit support agreements on all uncleared derivatives.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank has analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2017, was $5, for which the Bank had posted cash collateral of $6 in the ordinary course of business.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2017, and December 31, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$24	$22	$41	$37
Cleared derivatives	90	43	99	44
Total gross recognized amount	114	65	140	81
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(20)	(19)	(37)	(35)
Cleared derivatives	(2)	(43)	(37)	(44)
Total gross amount of netting adjustments and cash collateral	(22)	(62)	(74)	(79)
Total derivative assets and total derivative liabilities
Uncleared derivatives	4	3	4	2
Cleared derivatives	88	—	62	—
Total derivative assets and derivative liabilities presented in the Statements of Condition	92	3	66	2
Non-cash collateral received or pledged not offset
Can be sold or repledged - Uncleared derivatives	—	—	—	—
Net unsecured amount
Uncleared derivatives	4	3	4	2
Cleared derivatives	88	—	62	—
Total net unsecured amount	$92	$3	$66	$2

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2017, and December 31, 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2017, and December 31, 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$7	$7	$7	$—	$—	$—
Interest-bearing deposits	699	699	699	—	—	—
Securities purchased under agreements to resell	13,975	13,975	—	13,975	—	—
Federal funds sold	11,826	11,826	—	11,826	—	—
Trading securities	1,165	1,165	—	1,165	—	—
AFS securities	4,015	4,015	—	—	4,015	—
HTM securities	14,095	14,155	—	13,078	1,077	—
Advances	61,629	61,712	—	61,712	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,774	1,786	—	1,786	—	—
Accrued interest receivable	106	106	—	106	—	—
Derivative assets, net(1)	92	92	—	114	—	(22)
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	140	140	—	140	—	—
Consolidated obligations:
Bonds	72,266	72,214	—	72,214	—	—
Discount notes	29,902	29,903	—	29,903	—	—
Total consolidated obligations	102,168	102,117	—	102,117	—	—
Mandatorily redeemable capital stock	342	342	342	—	—	—
Accrued interest payable	106	106	—	106	—	—
Derivative liabilities, net(1)	3	3	—	65	—	(62)
Other
Standby letters of credit	22	22	—	22	—	—
Commitments to issue consolidated obligation bonds(3)	—	1	—	1	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	590	590	590	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	4,214	4,214	—	4,214	—	—
Trading securities	2,066	2,066	—	2,066	—	—
AFS securities	4,489	4,489	—	—	4,489	—
HTM securities	14,127	14,141	—	12,788	1,353	—
Advances	49,845	49,921	—	49,921	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	826	845	—	845	—	—
Accrued interest receivable	79	79	—	79	—	—
Derivative assets, net(1)	66	66	—	140	—	(74)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	169	169	—	169	—	—
Consolidated obligations:
Bonds	50,224	50,188	—	50,188	—	—
Discount notes	33,506	33,505	—	33,505	—	—
Total consolidated obligations	83,730	83,693	—	83,693	—	—
Mandatorily redeemable capital stock	457	457	457	—	—	—
Borrowings from other FHLBanks	1,345	1,345	—	1,345	—	—
Accrued interest payable	67	67	—	67	—	—
Derivative liabilities, net(1)	2	2	—	81	—	(79)
Other
Standby letters of credit	24	24	—	24	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

(3)	Estimated fair values of these commitments are presented as a net gain or (loss). For more information regarding these commitments, see Note 17 – Commitments and Contingencies.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2017:

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

As of September 30, 2017, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2017, and December 31, 2016, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2017
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,158	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	7	—	—	7
Total trading securities	—	1,165	—	—	1,165
AFS securities:
PLRMBS	—	—	4,015	—	4,015
Total AFS securities	—	—	4,015	—	4,015
Advances(2)	—	5,678	—	—	5,678
Derivative assets, net: interest rate-related	—	114	—	(22)	92
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$6,957	$4,015	$(22)	$10,959
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$968	$—	$—	$968
Derivative liabilities, net: interest rate-related	—	65	—	(62)	3
Total recurring fair value measurements – Liabilities	$—	$1,033	$—	$(62)	$971
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$—	$—	$—
Impaired mortgage loans held for portfolio	—	—	3	—	3
Total nonrecurring fair value measurements – Assets	$—	$—	$3	$—	$3

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,058	$—	$—	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	—	8	—	—	8
Total trading securities	—	2,066	—	—	2,066
AFS securities:
PLRMBS	—	—	4,489	—	4,489
Total AFS securities	—	—	4,489	—	4,489
Advances(2)	—	3,719	—	—	3,719
Derivative assets, net: interest rate-related	—	140	—	(74)	66
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$5,925	$4,489	$(74)	$10,351
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,507	$—	$—	$1,507
Derivative liabilities, net: interest rate-related	—	81	—	(79)	2
Total recurring fair value measurements – Liabilities	$—	$1,588	$—	$(79)	$1,509
Nonrecurring fair value measurements – Assets:(4)
REO	$—	$—	$—	$—	$—
Impaired mortgage loans held for portfolio	—	—	5	—	5
Total nonrecurring fair value measurements – Assets	$—	$—	$5	$—	$5

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

(2)	Represents advances recorded under the fair value option at September 30, 2017, and December 31, 2016.

(3)	Represents consolidated obligation bonds recorded under the fair value option at September 30, 2017, and December 31, 2016.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2017, and the year ended December 31, 2016.

The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017	September 30, 2016
Balance, beginning of the period	$4,164	$4,864
Total gain/(loss) realized and unrealized included in:
Interest income	22	25
Net OTTI loss, credit-related	(6)	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	75	68
Net amount of OTTI loss reclassified to/(from) other income/(loss)	6	2
Settlements	(246)	(266)
Balance, end of the period	$4,015	$4,690
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$17	$22

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Balance, beginning of the period	$4,489	$5,414
Total gain/(loss) realized and unrealized included in:
Interest income	68	77
Net OTTI loss, credit-related	(15)	(14)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	188	71
Net amount of OTTI loss reclassified to/(from) other income/(loss)	7	(5)
Settlements	(722)	(853)
Balance, end of the period	$4,015	$4,690
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$53	$63

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,490	$1,118	$3,752	$2,925
New transactions elected for fair value option	450	255	227	40
Maturities and terminations	(259)	(405)	(165)	(1,485)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(5)	—	(18)	—
Change in accrued interest	2	—	—	(3)
Balance, end of the period	$5,678	$968	$3,796	$1,477

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,719	$1,507	$3,677	$4,233
New transactions elected for fair value option	2,510	1,090	658	490
Maturities and terminations	(558)	(1,635)	(584)	(3,265)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	4	5	45	23
Change in accrued interest	3	1	—	(4)
Balance, end of the period	$5,678	$968	$3,796	$1,477

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the three and nine months ended September 30, 2017 and 2016.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2017, and December 31, 2016:

	September 30, 2017			December 31, 2016
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,661	$5,678	$17	$3,709	$3,719	$10
Consolidated obligation bonds	970	968	(2)	1,515	1,507	(8)

(1)	At September 30, 2017, and December 31, 2016, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,028,710 at September 30, 2017, and $989,311 at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $102,229 at September 30, 2017, and $83,749 at December 31, 2016. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2016 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Off-balance sheet commitments as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017			December 31, 2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$8,285	$7,177	$15,462	$11,094	$4,066	$15,160
Commitments to fund additional advances	1	—	1	5	1	6
Commitments to issue consolidated obligation discount notes, par	703	—	703	846	—	846
Commitments to issue consolidated obligation bonds, par	424	—	424	655	—	655
Commitments to purchase mortgage loans	10	—	10	13	—	13

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 33 days to 15 years, including a final expiration in 2032. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $22 at September 30, 2017, and $24 at December 31, 2016. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2017, and December 31, 2016.

Commitments to fund advances totaled $1 at September 30, 2017, and $6 at December 31, 2016. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2017, and December 31, 2016.

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

	September 30, 2017	December 31, 2016
Assets:
Advances	$2,641	$3,756
Mortgage loans held for portfolio	14	17
Accrued interest receivable	4	4
Liabilities:
Deposits	$3	$3
Capital:
Capital Stock	$121	$129

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income:
Advances	$10	$9	29	$26
Mortgage loans held for portfolio	1	—	1	1

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2017, and December 31, 2016, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2016 Form 10-K.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and a de minimis amount at September 30, 2017, and December 31, 2016, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2017 and 2016, the Bank extended overnight loans to other FHLBanks for $1,005 and $205, respectively. During the nine months ended September 30, 2017 and 2016, the Bank borrowed $215 and $1,125, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis during both periods in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three and nine months ended September 30, 2017, the Bank recorded a de minimis amount and $1, respectively, in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense. For the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

three and nine months ended September 30, 2016, the Bank recorded a de minimis amount in MPF transaction services fee expense to the FHLBank of Chicago.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and nine months ended September 30, 2017 and 2016, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the nine months ended September 30, 2017 and 2016, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 19 — Subsequent Events

There were no material subsequent events identified, subsequent to September 30, 2017, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Net income for the quarter was $81 million, compared with net income of $291 million for the third quarter of 2016. Retained earnings grew to $3.2 billion at September 30, 2017, from $3.1 billion at December 31, 2016, and the Bank paid dividends at an annualized rate of 7.00%, totaling $51 million, including $44 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock during the third quarter of 2017.

Net interest income increased by $23 million compared to the prior year period. The increase reflected higher average balances of interest-earning assets, combined with a higher net interest margin. Other income decreased by $245 million, primarily because other income in the third quarter of 2016 included a gain on settlements of $240 million (after netting certain legal fees and expenses) relating to the Bank's private-label residential mortgage-backed securities (PLRMBS) litigation. The decrease in other income also reflected a voluntary charitable contribution of $10 million made by the Bank during the third quarter of 2017 for the Quality Jobs Fund as well as a voluntary contribution of $1 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense. In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion, which is being funded by the Bank in incremental amounts over a two-year period.

During the first nine months of 2017, total assets increased $17.6 billion, to $109.5 billion at September 30, 2017, from $91.9 billion at December 31, 2016, primarily reflecting an increase in period end advance balances, which increased to $61.6 billion at September 30, 2017, from $49.8 billion at December 31, 2016. In addition, investments increased $4.8 billion, to $45.8 billion at September 30, 2017, from $41.0 billion at December 31, 2016, primarily reflecting an increase in Federal funds sold.

Accumulated other comprehensive income increased by $197 million during the first nine months of 2017, to $308 million at September 30, 2017, from $111 million at December 31, 2016, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

On October 26, 2017, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2017 at an annualized rate of 7.00%. The dividend will total $55 million, including $7 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2017. The Bank recorded the dividend on October 26, 2017, and expects to pay the dividend on or about November 13, 2017.

As of September 30, 2017, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 5.8%, exceeding the 4.0% requirement. The Bank had $6.4 billion in permanent capital, exceeding its risk-based capital requirement of $2.0 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 14, 2017. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Hurricanes Harvey and Irma.  During the third quarter of 2017, two significant hurricanes struck the southeastern coast of the United States. On August 25, 2017, Hurricane Harvey made landfall near Corpus Christi, Texas, causing substantial damage and flooding to southeastern Texas, including the Houston metropolitan area. On September 10, 2017, Hurricane Irma made landfall on the Florida mainland near Marco Island, Florida. Hurricane Irma then moved northward through Florida and into Georgia, causing significant damage to property in Florida, Georgia, and certain other southeastern states.

The Bank has analyzed the potential impact that damage related to Hurricanes Irma and Harvey might have on the Bank’s advances, letters of credit, mortgage loans, and PLRMBS securities. Based on the information currently available, the Bank does not expect that the potential losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations. The Bank continues to evaluate the impact of the hurricanes on its advances, letters of credit, mortgage loans held for portfolio, and PLRMBS investments. If additional information becomes available indicating that any of these assets have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Selected Balance Sheet Items at Quarter End
Total Assets	$109,503	$101,923	$91,290	$91,941	$95,612
Advances	61,629	55,179	49,052	49,845	55,888
Mortgage Loans Held for Portfolio, Net	1,774	1,383	966	826	677
Investments(1)	45,775	45,035	40,983	40,986	38,773
Consolidated Obligations:(2)
Bonds	72,266	60,966	49,493	50,244	50,021
Discount Notes	29,902	33,335	35,028	33,506	38,230
Mandatorily Redeemable Capital Stock	342	404	403	457	484
Capital Stock —Class B —Putable	2,815	2,687	2,280	2,370	2,399
Unrestricted Retained Earnings	2,664	872	850	888	942
Restricted Retained Earnings	562	2,317	2,300	2,168	2,125
Accumulated Other Comprehensive Income/(Loss) (AOCI)	308	227	143	111	84
Total Capital	6,349	6,103	5,573	5,537	5,550
Selected Operating Results for the Quarter
Net Interest Income	$146	$144	$134	$108	$123
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	(4)	(16)	112	82	241
Other Expense	51	39	80	46	39
Affordable Housing Program Assessment	10	9	18	17	34
Net Income/(Loss)	$81	$80	$148	$127	$291
Selected Other Data for the Quarter
Net Interest Margin(3)	0.55%	0.59%	0.58%	0.46%	0.51%
Operating Expenses as a Percent of Average Assets	0.14	0.15	0.14	0.18	0.15
Return on Average Assets	0.30	0.33	0.63	0.54	1.20
Return on Average Equity	5.19	5.56	10.59	9.27	21.05
Annualized Dividend Rate	7.00	7.00	9.08	22.51	9.17
Dividend Payout Ratio(4)	53.39	51.21	36.45	108.38	17.99
Average Equity to Average Assets Ratio	5.84	5.87	5.97	5.83	5.71
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	5.83	6.16	6.39	6.40	6.22
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2017	$1,028,710
June 30, 2017	1,011,526
March 31, 2017	959,280
December 31, 2016	989,311
September 30, 2016	967,728

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2017 and 2016, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2017 Compared to Third Quarter of 2016

Average Balance Sheets

	Three Months Ended
	September 30, 2017			September 30, 2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$800	$2	1.16%	$690	$—	0.43%
Securities purchased under agreements to resell	1,061	3	1.05	3,702	4	0.39
Federal funds sold	11,037	33	1.19	7,276	7	0.40
Trading securities:
Mortgage-backed securities (MBS)	7	—	2.26	8	—	1.96
Other investments	1,188	4	1.40	1,550	3	0.62
Available-for-sale (AFS) securities:(1)
MBS(2)	3,778	60	6.27	4,677	63	5.39
Held-to-maturity (HTM) securities:(1)
MBS	13,024	73	2.19	10,985	61	2.22
Other investments	1,045	3	1.31	243	1	0.95
Mortgage loans held for portfolio	1,592	15	3.68	644	7	4.32
Advances(3)	71,245	241	1.34	65,586	128	0.78
Total interest-earning assets	104,777	434	1.64	95,361	274	1.15
Other assets(4)(5)	958	—		913	—
Total Assets	$105,735	$434		$96,274	$274
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$68,930	$205	1.18%	$46,875	$95	0.80%
Discount notes	29,256	75	1.01	42,259	45	0.43
Deposits and other borrowings	298	1	1.06	227	—	0.20
Mandatorily redeemable capital stock	372	7	7.51	487	11	9.05
Borrowings from other FHLBanks	2	—	1.18	1	—	0.41
Total interest-bearing liabilities	98,858	288	1.15	89,849	151	0.67
Other liabilities(4)	701	—		925	—
Total Liabilities	99,559	288		90,774	151
Total Capital	6,176	—		5,500	—
Total Liabilities and Capital	$105,735	$288		$96,274	$151
Net Interest Income		$146			$123
Net Interest Spread(6)			0.49%			0.48%
Net Interest Margin(7)			0.55%			0.51%
Interest-earning Assets/Interest-bearing Liabilities	105.99%			106.13%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $17 million and $19 million for the three months ended September 30, 2017 and 2016, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2017			September 30, 2016
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$(5)	$(4)	$—	$(13)	$(13)
Consolidated obligation bonds	(1)	6	5	1	46	47

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2017 was $146 million, a 19% increase from $123 million in the third quarter of 2016. The following table details the changes in interest income and interest expense for the third quarter of 2017 compared to the third quarter of 2016. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$2	$—	$2
Securities purchased under agreements to resell	(1)	(4)	3
Federal funds sold	26	5	21
Trading securities: Other investments	1	(1)	2
AFS securities:
MBS	(3)	(13)	10
HTM securities:
MBS	12	13	(1)
Other investments	2	2	—
Mortgage loans held for portfolio	8	9	(1)
Advances(2)	113	12	101
Total interest-earning assets	160	23	137
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	110	55	55
Discount notes	30	(17)	47
Deposits and other borrowings	1	—	1
Mandatorily redeemable capital stock	(4)	(2)	(2)
Total interest-bearing liabilities	137	36	101
Net interest income	$23	$(13)	$36

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 55 basis points for the third quarter of 2017, 4 basis points higher than the net interest margin for the third quarter of 2016, which was 51 basis points. The net interest spread was 49 basis points for the third quarter of 2017, 1 basis point higher than the net interest spread for the third quarter of 2016, which was 48 basis points. These increases were primarily related to higher average balances of interest-earning assets, combined with higher spreads on those assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2017 and 2016.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2017	September 30, 2016
Other Income/(Loss):
Total OTTI loss	$—	$(1)
Net amount of OTTI loss reclassified to/(from) AOCI	(6)	(2)
Net OTTI loss, credit-related	(6)	(3)
Net gain/(loss) on trading securities(1)	—	1
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(5)	(18)
Net gain/(loss) on derivatives and hedging activities	2	15
Gains on litigation settlements, net	—	240
Other	5	6
Total Other Income/(Loss)	$(4)	$241

(1) The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount for the three months ended September 30, 2017 and 2016, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2017 and 2016.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2017	September 30, 2016
Advances	$(5)	$(18)
Consolidated obligation bonds	—	—
Total	$(5)	$(18)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2017 and 2016.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

	Three Months Ended
(In millions)	September 30, 2017				September 30, 2016
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$8	$(5)	$3	$—	$29	$(11)	$18
Not elected for fair value option	2	(2)	—	—	1	(5)	1	(3)
Consolidated obligation bonds:
Elected for fair value option	—	(1)	1	—	—	(2)	2	—
Not elected for fair value option	(1)	(3)	2	(2)	(1)	(6)	6	(1)
Consolidated obligation discount notes:
Not elected for fair value option	—	2	(8)	(6)	—	5	(5)	—
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	—	6	—	6	—	1	—	1
Total	$1	$11	$(10)	$2	$—	$22	$(7)	$15

During the third quarter of 2017, net gains on derivatives and hedging activities totaled $2 million compared to net gains of $15 million in the third quarter of 2016. These amounts included expense of $10 million and expense of $7 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of

2017 and 2016, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements– Note 15 – Derivatives and Hedging Activities.”

Other Expense. During the third quarter of 2017, other expenses totaled $51 million, compared to $39 million in the third quarter of 2016, reflecting the voluntary charitable contributions made during the third quarter of 2017.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts over the next two years. During the third quarter of 2017, the Bank made a voluntary charitable contribution of $10 million for the Quality Jobs Fund, as well as a voluntary contribution of $1 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

Average Balance Sheets

	Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$708	$5	0.95%	$590	$1	0.36%
Securities purchased under agreements to resell	1,034	7	0.85	3,228	9	0.36
Federal funds sold	10,653	78	0.99	6,705	19	0.38
Trading securities:
Mortgage-backed securities (MBS)	7	—	2.18	9	—	1.89
Other investments	1,398	12	1.16	1,364	6	0.57
Available-for-sale (AFS) securities:(1)
MBS(2)	3,997	181	6.04	4,972	199	5.35
Held-to-maturity (HTM) securities:(1)
MBS	12,422	201	2.16	10,379	186	2.39
Other investments	1,017	9	1.17	259	2	0.86
Mortgage loans held for portfolio	1,213	35	3.86	637	22	4.63
Advances(3)	66,440	587	1.18	62,447	351	0.75
Loans to other FHLBanks	2	—	0.86	1	—	0.38
Total interest-earning assets	98,891	1,115	1.51	90,591	795	1.17
Other assets(4)(5)	943	—		711	—
Total Assets	$99,834	$1,115		$91,302	$795
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$58,163	$468	1.08%	$52,453	$303	0.77%
Discount notes	34,381	196	0.76	32,119	96	0.40
Deposits and other borrowings	266	2	0.83	361	—	0.18
Mandatorily redeemable capital stock	408	25	8.37	501	33	8.77
Borrowings from other FHLBanks	11	—	0.56	7	—	0.37
Total interest-bearing liabilities	93,229	691	0.99	85,441	432	0.68
Other liabilities(4)	722	—		718	—
Total Liabilities	93,951	691		86,159	432
Total Capital	5,883	—		5,143	—
Total Liabilities and Capital	$99,834	$691		$91,302	$432
Net Interest Income		$424			$363
Net Interest Spread(6)			0.52%			0.49%
Net Interest Margin(7)			0.57%			0.54%
Interest-earning Assets/Interest-bearing Liabilities	106.07%			106.03%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $51 million and $61 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2017			September 30, 2016
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$(22)	$(21)	$—	$(46)	$(46)
Consolidated obligation bonds	(1)	21	20	4	149	153

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2017 was $424 million, a 17% increase from $363 million in the first nine months of 2016. The following table details the changes in interest income and interest expense for the first nine months of 2017 compared to the first nine months of 2016. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$4	$—	$4
Securities purchased under agreements to resell	(2)	(9)	7
Federal funds sold	59	16	43
Trading securities: Other investments	6	—	6
AFS securities:
MBS	(18)	(42)	24
HTM securities:
MBS	15	34	(19)
Other investments	7	6	1
Mortgage loans held for portfolio	13	17	(4)
Advances(2)	236	24	212
Total interest-earning assets	320	46	274
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	165	35	130
Discount notes	100	7	93
Deposits and other borrowings	2	—	2
Mandatorily redeemable capital stock	(8)	(6)	(2)
Total interest-bearing liabilities	259	36	223
Net interest income	$61	$10	$51

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 57 basis points for the first nine months of 2017, 3 basis points higher than the net interest margin for the first nine months of 2016, which was 54 basis points. The net interest spread was 52 basis points for the first nine months of 2017, 3 basis points higher than the net interest spread for the first nine months of 2016, which was 49 basis points. These increases were primarily related to higher average balances of interest-earning assets, combined with higher spreads on those assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2017 and 2016.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016
Other Income/(Loss):
Total OTTI loss	$(8)	$(19)
Net amount of OTTI loss reclassified to/(from) AOCI	(7)	5
Net OTTI loss, credit-related	(15)	(14)
Net gain/(loss) on trading securities(1)	—	3
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(1)	22
Net gain/(loss) on derivatives and hedging activities	(26)	(73)
Gains on litigation settlements, net	119	451
Other	15	14
Total Other Income/(Loss)	$92	$403

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2017 and 2016.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016
Advances	$4	$45
Consolidated obligation bonds	(5)	(23)
Total	$(1)	$22
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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2017 and 2016.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
(In millions)	September 30, 2017				September 30, 2016
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$4	$(18)	$(14)	$—	$(31)	$(35)	$(66)
Not elected for fair value option	(1)	—	1	—	—	5	2	7
Consolidated obligation bonds:
Elected for fair value option	—	3	3	6	—	7	13	20
Not elected for fair value option	—	—	5	5	(4)	(8)	20	8
Consolidated obligation discount notes:
Not elected for fair value option	—	(11)	(26)	(37)	—	(18)	(22)	(40)
MBS:
Not elected for fair value option	—	(4)	—	(4)	—	(4)	—	(4)
Mortgage delivery commitment:
Not elected for fair value option	—	18	—	18	—	2	—	2
Total	$(1)	$10	$(35)	$(26)	$(4)	$(47)	$(22)	$(73)

During the first nine months of 2017, net losses on derivatives and hedging activities totaled $26 million compared to net losses of $73 million in the first nine months of 2016. These amounts included expense of $35 million and expense of $22 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2017 and 2016, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements– Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first nine months of 2017 and 2016, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million and $451 million, respectively.

Other Expense. During the first nine months of 2017, other expenses totaled $170 million, compared to $112 million in the first nine months of 2016, reflecting the voluntary charitable contributions made during the first nine months of 2017.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts over the next two years. During the first nine months of 2017, the Bank made voluntary charitable contributions of $50 million for the Quality Jobs Fund, as well as voluntary contributions of $6 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Return on Average Equity

Return on average equity (ROE) was 5.19% (annualized) for the third quarter of 2017, compared to 21.05% (annualized) for the third quarter of 2016. The decrease primarily reflected lower net income for the third quarter of 2017, which decreased 72%, from $291 million in the third quarter of 2016 to $81 million in the third quarter of 2017. The decrease in net income primarily reflected a gain on settlements of $240 million (after netting certain legal fees and expenses) in the prior-year period relating to the Bank's PLRMBS litigation. In addition, the decrease in net income reflected the voluntary charitable contributions made during the third quarter of 2017.

Return on average equity (ROE) was 7.03% (annualized) for the first nine months of 2017, compared to 15.19% (annualized) for the first nine months of 2016. The decrease primarily reflected lower net income for the first nine months of 2017 resulting primarily from lower gains on settlements relating to the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) for the first nine months of 2017 and from the voluntary charitable contributions made during the first nine months of 2017.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2017, advances maturing within five years totaled $60.6 billion, significantly in excess of the $140 million of member deposits on that date. At December 31, 2016, advances maturing within five years totaled $48.4 billion, significantly in excess of the $169 million of member deposits on that date.

As of September 30, 2017, and December 31, 2016, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2016 Form 10-K.

Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2017, the Bank’s excess capital stock totaled $452 million, or 0.41% of total assets.

In the third quarter of 2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $51 million, including $44 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2016, the Bank paid dividends at an annualized rate of 9.17%, totaling $63 million, including $52 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2017, the Bank paid dividends at an annualized rate of 7.69%, totaling $164 million, including $139 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2016, the Bank paid dividends at an annualized rate of 8.70%, totaling $179 million, including $146 million in dividends on capital stock and $33 million in dividends on mandatorily redeemable capital stock.

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

On October 26, 2017, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2017 at an annualized rate of 7.00%, totaling $55 million, including $48 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 26, 2017. The Bank expects to pay the dividend on November 13, 2017. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2017.

The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE Agreement). Under the Framework, the Bank’s retained earnings methodology determined the Bank’s required amount of restricted retained earnings. As determined by the Bank’s Framework, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of all retained earnings of $2,300 for loss protection, capital compliance, and business growth. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

Retained earnings related to the JCE Agreement totaled $562 million and $500 million at September 30, 2017, and December 31, 2016, respectively. Additional restricted retained earnings totaled $1.7 billion at December 31, 2016. Total restricted retained earnings were $562 million and $2.2 billion as of September 30, 2017, and December 31, 2016, respectively.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information, see “Item 1. Financial Statements – Note 13 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” in the Bank’s 2016
Form 10–K.

Financial Condition

Total assets were $109.5 billion at September 30, 2017, compared to $91.9 billion at December 31, 2016. Advances increased by $11.8 billion, or 24%, to $61.6 billion at September 30, 2017, from $49.8 billion at December 31, 2016. Average total assets were $105.7 billion for the third quarter of 2017, a 10% increase compared to $96.3 billion for the third quarter of 2016. Average total assets were $99.8 billion for the first nine months of 2017, a 9% increase compared to $91.3 billion for the first nine months of 2016. Average advances were $71.2 billion for the third quarter of 2017, a 9% increase from $65.6 billion for the third quarter of 2016. Average advances were $66.4 billion for the first nine months of 2017, a 6% increase from $62.4 billion for the first nine months of 2016. Average non-MBS investments were $15.1 billion for the third quarter of 2017, a 12% increase from $13.5 billion for the third quarter of 2016. Average non-MBS investments were $14.8 billion for the first nine months of 2017, a 22% increase from $12.1 billion for the first nine months of 2016.

Advances outstanding at September 30, 2017, included net unrealized losses of $22 million, of which $39 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $17 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2016, included unrealized losses of $12 million, of which $22 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $10 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2016, to September 30, 2017, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $103.2 billion at September 30, 2017, an increase of $16.8 billion from $86.4 billion at December 31, 2016, primarily reflecting a $18.5 billion increase in consolidated obligations outstanding to $102.2 billion at September 30, 2017, from $83.7 billion at December 31, 2016, partially offset by a $1.3 billion decrease in borrowings from other FHLBanks. Average total liabilities were $99.6 billion for the third quarter of 2017, a 10% increase compared to $90.8 billion for the third quarter of 2016. Average total liabilities were $94.0 billion for the first nine months of 2017, a 9% increase compared to $86.2 billion for the first nine months of 2016. Average consolidated obligations were $98.2 billion for the third quarter of 2017 and $89.1 billion for the third quarter of 2016. Average consolidated obligations were $92.5 billion for the first nine months of 2017 and $84.6 billion for the first nine months of 2016.

Consolidated obligations outstanding at September 30, 2017, included unrealized gains of $12 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2016, included unrealized losses of $6 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $8 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2016, to September 30, 2017, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,028.7 billion at September 30, 2017, and $989.3 billion at December 31, 2016.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the other FHLBanks as of September 30, 2017, and as of each period end presented, and does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, and liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $16.3 billion to $90.3 billion (82% of total assets) at September 30, 2017, from $74.0 billion (81% of total assets) at December 31, 2016.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $62 million in the third quarter of 2017, an increase of $20 million, or 48%, compared to $42 million in the third quarter of 2016. In the first nine months of 2017, adjusted net interest income for this segment was $167 million, an increase of $52 million, or 45%, compared to $115 million in the first nine months of 2016. The increase was primarily due to an improvement in spreads and higher balances on advances-related assets and higher earnings from an increase in spreads on non-MBS investments, partially offset by lower earnings from advance prepayment fees.

Adjusted net interest income for this segment represented 43% and 33% of total adjusted net interest income for the third quarter of 2017, and 2016, and 40% and 31% of total adjusted net interest income for the first nine months of 2017 and 2016, respectively.

Members and nonmember borrowers prepaid $3.0 billion of advances in the third quarter of 2017 compared to $896 million in the third quarter of 2016. Interest income was increased by net prepayment fees of $1 million and $3 million in the third quarter of 2017 and 2016, respectively. Members and nonmember borrowers prepaid $6.0 billion of advances in the first nine months of 2017 compared to $2.8 billion in the first nine months of 2016. Interest income was increased by net prepayment fees of $1 million in the first nine months of 2017 and $5 million in the first nine months of 2016.

Advances – The par value of advances outstanding increased by $11.9 billion, or 24%, to $61.7 billion at September 30, 2017, from $49.8 billion at December 31, 2016. Average advances outstanding were $71.2 billion in the third quarter of 2017, a 9% increase from $65.6 billion in the third quarter of 2016. Average advances outstanding were $66.4 billion in the first nine months of 2017, a 6% increase from $62.4 billion in the first nine months of 2016.

As of September 30, 2017, advances outstanding to the Bank’s top five borrowers and their affiliates increased by $6.6 billion, and advances outstanding to the Bank’s other borrowers increased by $5.3 billion. Advances to the top five borrowers increased to $39.0 billion at September 30, 2017, from $32.4 billion at December 31, 2016. (See “Item 1. Financial Statements – Note 8 – Advances– Credit and Concentration Risk” for further information.)

The $11.9 billion increase in advances outstanding primarily reflected a $11.5 billion increase in fixed rate advances and a $1.1 billion increase in adjustable rate advances, partially offset by a $0.7 billion decrease in variable rate advances.

The components of the advances portfolio at September 30, 2017, and December 31, 2016, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2017		December 31, 2016
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$3,157	5%	$3,232	6%
Adjustable – LIBOR, callable at borrower’s option	16,495	27	15,396	31
Adjustable – LIBOR, with caps and/or floors and PPS(1)	83	—	30	—
Adjustable – Other Indices	2	—	2	—
Subtotal adjustable rate advances	19,737	32	18,660	37
Fixed	29,977	49	20,448	42
Fixed – amortizing	215	—	214	—
Fixed – with PPS(1)	3,711	6	3,060	6
Fixed – with caps and PPS(1)	425	1	375	1
Fixed – callable at borrower’s option	1,302	2	2	—
Fixed – callable at borrower’s option with PPS(1)	106	—	107	—
Fixed – putable at Bank’s option	25	—	50	—
Fixed – putable at Bank’s option with PPS(1)	—	—	75	—
Subtotal fixed rate advances	35,761	58	24,331	49
Daily variable rate	6,153	10	6,866	14
Total par value	$61,651	100%	$49,857	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $28.4 billion and $23.9 billion as of September 30, 2017, and December 31, 2016, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of Federal funds sold, partially offset by lower balances of securities purchased under agreements to resell, agency securities, and certificates of deposit.

Interest rate payment terms for non-MBS investments classified as HTM at September 30, 2017, and December 31, 2016, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed rate	$500	$1,350
Adjustable rate	202	225
Total	$702	$1,575

Cash and Due from Banks – Cash and due from banks was $7 million at September 30, 2017, a $5 million increase compared to December 31, 2016. Cash and due from banks increased due to the lack of other investment opportunities.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $83.9 billion at September 30, 2017, from $68.5 billion at December 31, 2016. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $53.7 billion, of which $29.5 billion were hedging advances, $23.4 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. At December 31, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $59.4 billion, of which $18.7 billion were hedging advances, $39.9 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

As of September 30, 2017, the target range for overnight Federal funds and rates on 3-month U.S. Treasury bills, 3-month LIBOR, 2-year U.S. Treasury notes, and 5-year U.S. Treasury notes increased compared with December 31, 2016.

Selected Market Interest Rates

Market Instrument	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
Federal Reserve target range for overnight Federal funds	1.00-1.25%	0.50-0.75%	0.25-0.50%	0.25-0.50%
3-month Treasury bill	1.05	0.50	0.27	0.16
3-month LIBOR	1.33	1.00	0.85	0.61
2-year Treasury note	1.49	1.19	0.76	1.05
5-year Treasury note	1.94	1.93	1.15	1.76

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first nine months of 2017 and 2016. The average issuance cost relative to LIBOR of bonds improved while the average issuance cost of discount notes deteriorated in the first nine months of 2017 compared to the same period in 2016.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2017	September 30, 2016
Consolidated obligation bonds	-22.8	–10.5
Consolidated obligation discount notes (one month and greater)	-27.6	–28.3

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

At September 30, 2017, assets associated with this segment were $19.2 billion (18% of total assets), an increase of $1.3 billion from $17.9 billion at December 31, 2016 (19% of total assets).

Adjusted net interest income for this segment was $82 million in the third quarter of 2017, a decrease of $2 million, or 2%, from $84 million in the third quarter of 2016. In the first nine months of 2017, adjusted net interest income for this segment was $246 million, a decrease of $8 million, or 3%, from $254 million in the first nine months of 2016. The decrease in adjusted net interest income was primarily due to a decrease in accretion of yield adjustments on certain other-than-temporarily impaired PLRMBS, resulting from improvement in expected cash flows. Earnings from lower spreads were largely offset by higher average balances on MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 57% and 67% of total adjusted net interest income for the third quarter of 2017 and 2016, and 60% and 69% of total adjusted net interest income for the first nine months of 2017 and 2016, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.4 billion at September 30, 2017, compared with $17.0 billion at December 31, 2016. During the first nine months of 2017, the Bank’s MBS portfolio increased primarily because of $3.4 billion in new MBS investments, partially offset by $3.1 billion in principal repayments. Average MBS investments were $16.8 billion in the third quarter of 2017, an increase of $1.1 billion from $15.7 billion in the third quarter of 2016. Average MBS investments were $16.4 billion in the first nine months of 2017, an increase of $1.0 billion from $15.4 billion in the first nine months of 2016. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS securities at September 30, 2017, and December 31, 2016, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2017	December 31, 2016
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$50	$84
Adjustable rate	2,489	1,414
Subtotal	2,539	1,498
Collateralized mortgage obligations:
Fixed rate	5,089	6,427
Adjustable rate	9,456	8,989
Subtotal	14,545	15,416
Total	$17,084	$16,914

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

(In millions)	September 30, 2017	December 31, 2016
Passthrough securities:
Converts in 1 year or less	$22	$48
Converts after 1 year through 5 years	26	32
Total	$48	$80
Collateralized mortgage obligations:
Converts in 1 year or less	$8	$91
Total	$8	$91

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

As of September 30, 2017, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

As of September 30, 2017, the Bank had approved 21 members as participating financial institutions since renewing its participation in the MPF Program in 2013. The Bank purchased $1,046 million in eligible loans under the MPF Original product during the first nine months 2017.

Mortgage loan balances increased to $1,774 million at September 30, 2017, from $826 million at December 31, 2016, an increase of $948 million. Average mortgage loans were $1,592 million in the third quarter of 2017, an increase of $948 million from $644 million in the third quarter of 2016. Average mortgage loans were $1,213 million in the first nine months of 2017, an increase of $576 million from $637 million in the first nine months of 2016.

At September 30, 2017, and December 31, 2016, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” in the Bank’s 2016 Form 10-K. Mortgage loan balances at September 30, 2017, and December 31, 2016, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2017	December 31, 2016
MPF Plus	$286	$354
MPF Original	1,429	460
Subtotal	1,715	814
Unamortized premiums	64	18
Unamortized discounts	(5)	(6)
Mortgage loans held for portfolio	1,774	826
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$1,774	$826

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.3 billion to $19.2 billion at September 30, 2017, from $17.9 billion at December 31, 2016, paralleling the increase in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.0 billion at September 30, 2017, of which $3.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.6 billion at December 31, 2016, of which $3.4 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2017, and December 31, 2016.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2017	December 31, 2016
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$15,398	$11,880
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	2
Received fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,972	1,432
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	6,450	1,681
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	5,577	3,677
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	83	30
Subtotal Economic Hedges(1)			14,084	6,822
Total			29,482	18,702
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	5,352	8,371
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	1,444	6,550
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	140	590
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,625	500
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,000	—
Subtotal Economic Hedges(1)			6,209	7,640
Total			11,561	16,011

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2017	December 31, 2016
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	1,632	490
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	2,927	685
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	855	950
Subtotal Economic Hedges(1)			3,782	1,635
Total			5,414	2,125
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,510	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	8,005	23,244
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	450	450
Total			9,965	25,229
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	750
Interest rate cap	Stand-alone interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	2,150
Total			2,230	2,900
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	64	89
Total			64	89
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	10	13
Total			10	13
Total Notional Amount			$58,726	$65,069

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2017, and December 31, 2016.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,398	$38	$(38)	$—	$—
Non-callable bonds	5,352	(9)	9	—	—
Callable bonds	1,632	(3)	3	—	—
Subtotal	22,382	26	(26)	—	—
Not qualifying for hedge accounting:
Advances	14,084	6	—	6	12
Non-callable bonds	6,209	1	—	(1)	—
Callable bonds	3,782	(13)	—	6	(7)
Discount notes	9,965	18	—	—	18
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	10	—	—	—	—
Offsetting derivatives	64	—	—	—	—
Subtotal	36,344	12	—	11	23
Total excluding accrued interest	58,726	38	(26)	11	23
Accrued interest	—	11	(9)	8	10
Total	$58,726	$49	$(35)	$19	$33

December 31, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,880	$23	$(22)	$—	$1
Non-callable bonds	8,371	7	(8)	—	(1)
Callable bonds	490	(1)	2	—	1
Subtotal	20,741	29	(28)	—	1
Not qualifying for hedge accounting:
Advances	6,822	—	—	2	2
Non-callable bonds	7,640	—	—	(1)	(1)
Callable bonds	1,635	(16)	—	10	(6)
Discount notes	25,229	29	—	—	29
FFCB bonds	750	(1)	—	—	(1)
MBS	2,150	6	—	—	6
Mortgage delivery commitments	13	—	—	—	—
Offsetting derivatives	89	—	—	—	—
Subtotal	44,328	18	—	11	29
Total excluding accrued interest	65,069	47	(28)	11	30
Accrued interest	—	12	(10)	6	8
Total	$65,069	$59	$(38)	$17	$38

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2017, and December 31, 2016.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2017			December 31, 2016
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$12,577	21%	At least BBB	$10,032	15%
Subtotal uncleared		12,577	21		10,032	15
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	23,797	41	A	30,548	47
Morgan Stanley & Co. LLC	A	22,342	38	A	20,994	33
Deutsche Bank Securities Inc.		—	—	BBB	3,482	5
Subtotal cleared		46,139	79		55,024	85
Total(3)		$58,716	100%		$65,056	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents, and Deutsche Bank Securities Incorporated was one of the Bank’s clearing agents until March 2017. LCH Ltd’s parent, LCH Group Holdings Limited, was rated A+ by S&P. On May 31, 2017, S&P lowered the rating to A and withdrew the rating at LCH Group Holdings Limited’s request. LCH Ltd’s ultimate parent, London Stock Exchange Group, plc., is rated A3 by Moody’s and A- by S&P.

(3)	Total notional amount at September 30, 2017, and December 31, 2016, does not include $10 million and $13 million of mortgage delivery commitments with members, respectively.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance. The maintenance of the Bank’s capital resources is governed by its capital plan.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following September 30, 2017, and December 31, 2016.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of September 30, 2017	As of December 31, 2016
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$147	$184
Loans from other FHLBanks	—	1,345
Discount note and bond maturities and expected exercises of bond call options	3,615	2,412
Subtotal obligations due	3,762	3,941
Sources of available funds:
Maturing investments	24,497	19,175
Available cash	3	1
Proceeds from scheduled settlements of discount notes and bonds	804	1,346
Maturing advances and scheduled prepayments	4,166	7,121
Subtotal sources of available funds	29,470	27,643
Net funds available	$25,708	$23,702

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2017, and December 31, 2016. The Bank’s risk-based capital requirement decreased to $2.0 billion at September 30, 2017, from $2.2 billion at December 31, 2016.

Regulatory Capital Requirements

	September 30, 2017		December 31, 2016
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,049	$6,383	$2,241	$5,883
Total regulatory capital	4,380	6,383	3,678	5,883
Total regulatory capital ratio	4.00%	5.83%	4.00%	6.40%
Leverage capital	$5,475	$9,575	$4,597	$8,825
Leverage ratio	5.00%	8.74%	5.00%	9.60%

The Bank repurchased $331 million in excess capital stock during the first nine months of 2017. As a result of recent changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on November 14, 2017.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2017, and December 31, 2016. During the nine months ended September 30, 2017, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	155	$67,655	$216,958	31%
4-6	58	27	9,322	22,161	42
7-10	6	2	17	49	35
Subtotal	331	184	76,994	239,168	32
CDFIs	6	4	78	103	76
Housing associates	2	1	93	97	96
Total	339	189	$77,165	$239,368	32%

December 31, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	266	155	$55,290	$181,405	30%
4-6	62	28	9,662	22,606	43
7-10	3	2	17	46	37
Subtotal	331	185	64,969	204,057	32
CDFIs	6	3	60	82	73
Housing associates	2	1	10	16	63
Total	339	189	$65,039	$204,155	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	3	$212	$229
11% – 25%	6	592	754
26% – 50%	28	31,965	50,035
More than 50%	152	44,396	188,350
Total	189	$77,165	$239,368

December 31, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	2	$26	$27
11% – 25%	9	1,791	2,261
26% – 50%	30	33,096	52,503
More than 50%	148	30,126	149,364
Total	189	$65,039	$204,155

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2017, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 75% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 85% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2017, and December 31, 2016.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2017		December 31, 2016
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$366	$356	$2,377	$2,315
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,241	3,146	3,147	3,063
Agency pools and collateralized mortgage obligations	23,030	22,187	8,986	8,559
PLRMBS – publicly registered investment-grade-rated senior tranches	3	3	1	—
PLRMBS – private placement investment-grade-rated senior tranches	72	54	83	62
Municipal Bonds – investment-grade-rated	57	51	61	55
Total	$26,769	$25,797	$14,655	$14,054

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

As of September 30, 2017, of the loan collateral pledged to the Bank, 25% was pledged by 27 institutions by specific identification, 51% was pledged by 124 institutions under a blanket lien with detailed reporting, and 24% was pledged by 128 institutions under a blanket lien with summary reporting.

As of September 30, 2017, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2017, and December 31, 2016.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2017		December 31, 2016
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$154,370	$129,112	$124,257	$107,775
Second lien residential mortgage loans and home equity lines of credit	23,296	12,678	23,238	13,302
Multifamily mortgage loans	25,960	19,926	23,191	19,082
Commercial mortgage loans	66,736	47,326	62,586	44,802
Loan participations(1)	5,178	3,659	5,450	4,375
Small business, small farm, and small agribusiness loans	3,548	870	3,016	765
Other	1	—	—	—
Total	$279,089	$213,571	$241,738	$190,101

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2017, and December 31, 2016, the unpaid principal balance of these loans totaled $10 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2017
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$500	$—	$—	$—	$500
Housing finance agency bonds:
CalHFA bonds	—	—	202	—	—	—	202
GSEs:
FFCB bonds	—	1,158	—	—		—	1,158
Total non-MBS	—	1,158	702	—	—	—	1,860
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	800	—	—	—	—	800
GSEs – single-family:
Freddie Mac	—	2,209	—	—	—	—	2,209
Fannie Mae(2)	—	3,916	8	—	6	—	3,930
Subtotal	—	6,125	8	—	6	—	6,139
GSEs – multifamily:
Freddie Mac	—	3,379	—	—	—	—	3,379
Fannie Mae	—	2,201	—	—	—	—	2,201
Subtotal	—	5,580	—	—	—	—	5,580
Total GSEs	—	11,705	8	—	6	—	11,719
PLRMBS:
Prime	—	—	12	216	684	32	944
Alt-A, option ARM	—	—	—	—	867	—	867
Alt-A, other	3	9	13	65	2,685	310	3,085
Total PLRMBS	3	9	25	281	4,236	342	4,896
Total MBS	3	12,514	33	281	4,242	342	17,415
Total securities	3	13,672	735	281	4,242	342	19,275
Interest-bearing deposits	—	50	649	—		—	699
Securities purchased under agreements to resell	—	13,975	—	—	—	—	13,975
Federal funds sold(3)	—	3,018	8,308	500	—	—	11,826
Total investments	$3	$30,715	$9,692	$781	$4,242	$342	$45,775

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

(3)
Includes $135 million and $130 million at September 30, 2017, and December 31, 2016, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2017, and December 31, 2016.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2017	December 31, 2016
Interest-bearing deposits	$699	$590
Certificates of deposit	500	1,350
Federal funds sold	11,826	4,214
Total	$13,025	$6,154

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2017, and December 31, 2016.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2017, 24% of the carrying value of unsecured investments held by the Bank were rated AA, and 83% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2017
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$185	$2,075	$—	$2,260
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	185	2,075	—	2,260
U.S. branches and agency offices of foreign commercial banks:
Australia	1,033	—	—	1,033
Canada	500	1,626	—	2,126
France	—	1,138	—	1,138
Germany	—	—	500	500
Japan	—	1,876	—	1,876
Netherlands	—	688	—	688
Norway	—	688	—	688
Sweden	1,350	688	—	2,038
United Kingdom	—	678	—	678
Total U.S. branches and agency offices of foreign commercial banks	2,883	7,382	500	10,765
Total unsecured credit exposure	$3,068	$9,457	$500	$13,025

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2017.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2017. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $135 million at September 30, 2017, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At September 30, 2017, 81% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2017
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,260	$—	$—	$2,260
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	2,260	—	—	2,260
U.S. branches and agency offices of foreign commercial banks:
Australia	483	300	250	1,033
Canada	1,376	—	750	2,126
France	1,138	—	—	1,138
Germany	—	500	—	500
Japan	1,176	—	700	1,876
Netherlands	688	—	—	688
Norway	688	—	—	688
Sweden	2,038	—	—	2,038
United Kingdom	678	—	—	678
Total U.S. branches and agency offices of foreign commercial banks	8,265	800	1,700	10,765
Total unsecured credit exposure	$10,525	$800	$1,700	$13,025

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2017.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2017, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2017, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At September 30, 2017, the

Bank’s MBS portfolio was 268% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At September 30, 2017, PLRMBS representing 21% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2017, the Bank’s investment in MBS had gross unrealized losses totaling $61 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2017, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2017, using two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 6.0% to an increase of 13.0% over the 12-month period beginning July 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2017:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	9	$173	$(6)	10	$187	$(8)
Total	9	$173	$(6)	10	$187	$(8)

(1)	Amounts are for the three months ended September 30, 2017.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$119	$—	$119
2007	—	—	—	—	256	35	291
2006	—	—	—	—	29	—	29
2005	—	—	—	14	36	—	50
2004 and earlier	—	—	12	201	283	2	498
Total Prime	—	—	12	215	723	37	987
Alt-A, option ARM
2007	—	—	—	—	725	—	725
2006	—	—	—	—	134	—	134
2005	—	—	—	—	144	—	144
Total Alt-A, option ARM	—	—	—	—	1,003	—	1,003
Alt-A, other
2008	—	—	—	—	80	—	80
2007	—	—	—	—	780	204	984
2006	—	—	—	—	293	108	401
2005	—	2	—	—	1,496	52	1,550
2004 and earlier	3	7	13	64	304	2	393
Total Alt-A, other	3	9	13	64	2,953	366	3,408
Total par value	$3	$9	$25	$279	$4,679	$403	$5,398

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	Below Investment Grade	Unrated	Total
Prime
2008	$—	$111	$—	$111
2007	—	221	35	256
2006	—	11	—	11
2005	—	17	—	17
2004 and earlier	—	36	—	36
Total Prime	—	396	35	431
Alt-A, option ARM
2007	—	725	—	725
2006	—	134	—	134
2005	—	144	—	144
Total Alt-A, option ARM	—	1,003	—	1,003
Alt-A, other
2008	—	80	—	80
2007	—	767	204	971
2006	—	293	108	401
2005	—	1,496	52	1,548
2004 and earlier	3	138	—	141
Total Alt-A, other	3	2,774	364	3,141
Total par value	$3	$4,173	$399	$4,575

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2017
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$103	$—	$115	$—	$—	$—	12.78%	30.00%	10.35%
2007	241	(2)	251	(1)	1	—	13.03	22.90	2.32
2006	24	—	27	—	—	—	13.99	12.37	4.27
2005	49	—	50	—	—	—	11.78	11.94	15.53
2004 and earlier	497	(4)	500	—	—	—	6.43	4.50	13.63
Total Prime	914	(6)	943	(1)	1	—	9.63	13.61	9.72
Alt-A, option ARM
2007	599	(8)	652	—	—	—	18.77	44.20	13.58
2006	100	—	120	—	—	—	16.28	44.91	3.95
2005	54	(1)	95	—	—	—	15.26	22.81	5.20
Total Alt-A, option ARM	753	(9)	867	—	—	—	17.93	41.23	11.09
Alt-A, other
2008	77	—	77	—	—	—	5.58	31.80	22.11
2007	835	(15)	874	(6)	(5)	(11)	17.58	27.00	9.29
2006	283	—	348	—	—	—	17.73	18.45	0.57
2005	1,322	(18)	1,401	(1)	(3)	(4)	11.54	14.44	4.19
2004 and earlier	388	(3)	393	—	—	—	9.58	8.26	19.01
Total Alt-A, other	2,905	(36)	3,093	(7)	(8)	(15)	13.65	18.23	7.37
Total	$4,572	$(51)	$4,903	$(8)	$(7)	$(15)	13.71%	21.66%	8.49%

(1)	Amounts are for the nine months ended September 30, 2017.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $259 million, $185 million, and $853 million, respectively, at September 30, 2017, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $260 million, $162 million, and $779 million, respectively, at September 30, 2017.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2017.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2017
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.0	9.6	31.7	15.2
2007	11.0	2.9	20.9	8.7
2006	12.4	3.0	23.4	6.8
2005	18.2	4.5	19.9	12.6
2004 and earlier	18.5	3.2	21.6	12.7
Total Prime	16.9	4.9	24.3	13.0
Alt-A, option ARM
2007	8.0	34.5	43.5	13.7
2006	7.3	36.3	38.6	3.9
2005	8.0	25.0	35.6	5.2
Total Alt-A, option ARM	7.9	33.4	41.7	11.2
Alt-A, other
2007	12.0	23.2	39.4	4.8
2006	10.6	25.5	39.0	7.5
2005	13.9	19.3	35.3	4.4
2004 and earlier	16.5	10.7	30.9	19.2
Total Alt-A, other	13.1	20.4	36.5	6.9
Total	12.7	20.7	35.8	8.5

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Prime
2008	96.60%	92.68%	92.93%	92.87%	92.11%
2007	86.17	83.80	84.87	83.93	82.68
2006	93.98	93.21	92.25	92.38	91.84
2005	100.02	99.55	99.44	98.97	98.37
2004 and earlier	100.21	99.70	99.09	98.68	97.75
Weighted average of all Prime	95.44	94.14	94.15	93.71	92.80
Alt-A, option ARM
2007	90.00	87.34	83.66	83.05	81.85
2006	89.62	86.82	83.04	80.76	80.08
2005	65.67	62.10	57.79	57.58	56.73
Weighted average of all Alt-A, option ARM	86.46	83.66	79.82	79.05	77.92
Alt-A, other
2008	96.70	94.73	93.62	93.31	91.83
2007	88.80	87.38	86.49	85.88	86.23
2006	87.02	85.55	83.63	82.57	82.78
2005	90.35	88.96	87.31	87.11	86.71
2004 and earlier	100.21	99.54	99.10	98.51	97.90
Weighted average of all Alt-A, other	90.80	89.60	88.33	87.86	87.69
Weighted average of all PLRMBS	90.84%	89.36%	87.89%	87.40%	86.96%

The Bank determined that, as of September 30, 2017, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2017, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2017. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2017.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2017.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,987	$2	$2	$—	$4
BBB	3,059	4	(4)	—	—
Cleared derivatives(2)	46,139	47	41	—	88
Liability positions with credit exposure:
Uncleared derivatives
A	1,306	—	—	—	—
Total derivative positions with credit exposure to nonmember counterparties	52,491	53	39	—	92
Member institutions(3)	10	—	—	—	—
Total	52,501	$53	$39	$—	$92
Derivative positions without credit exposure	6,225
Total notional	$58,726

December 31, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,872	$9	$(6)	$—	$3
BBB	826	2	(1)	—	1
Cleared derivatives(2)	55,024	54	8	—	62
Total derivative positions with credit exposure to nonmember counterparties	58,722	65	1	—	66
Member institutions(3)	13	—	—	—	—
Total	58,735	$65	$1	$—	$66
Derivative positions without credit exposure	6,334
Total notional	$65,069

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)
Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which is not rated. LCH Ltd’s parent, LCH Group Holdings Limited, was rated A+ by S&P. On May 31, 2017, S&P lowered the rating to A and withdrew the rating at LCH Group Holdings Limited’s request. LCH Ltd’s ultimate parent, London Stock Exchange Group, plc., is rated A3 by Moody’s and A- by S&P.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2017 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and

Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2016 Form 10-K and in “Item 1. Financial Statements– Note 16 – Fair Value.”

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

The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017. The Bank is continuing to evaluate the proposed rule but does not currently expect this rule, if adopted in final form, to materially affect its financial condition or results of operations.

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

The Bank determined that it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by the FHLBank
Act or regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks' participations in the consolidated obligations. The par value of the outstanding consolidated obligations of the FHLBanks was $1,028.7 billion at September 30, 2017, and $989.3 billion at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $102.2 billion at September 30, 2017, and $83.7 billion at December 31, 2016. The Bank had committed to the issuance of $1.1 billion and $1.5 billion in consolidated obligations at September 30, 2017, and December 31, 2016, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2017, the Bank had $1 million in advance commitments and $15.5 billion in standby letters of credit outstanding. At December 31, 2016, the Bank had $6 million in advance commitments and $15.2 billion in standby letters of credit outstanding.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of September 30, 2017.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2017	December 31, 2016
+200 basis-point change above current rates	–3.8%	–4.3%
+100 basis-point change above current rates	–1.8	–2.0
–100 basis-point change below current rates(2)	+2.4	+2.5
–200 basis-point change below current rates(2)	+6.3	+6.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of September 30, 2017, were 38 basis points higher for the 1-year term, 3 basis points higher for the 5-year term, and 5 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 219% as of September 30, 2017.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 14 basis points in the –200 basis points scenario, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at September 30, 2017, and one month at December 31, 2016.

Total Bank Duration Gap Analysis

	September 30, 2017		December 31, 2016
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$109,503	5	$91,941	6
Liabilities	103,154	4	86,404	5
Net	$6,349	1	$5,537	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Historically, the Bank purchased a mix of intermediate-term fixed rate and adjustable rate MBS. The last purchase of a fixed rate MBS was in March 2014. Since March 2014, all MBS purchases were agency adjustable rate MBS. MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2017, and December 31, 2016.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2017	December 31, 2016
+200 basis-point change	–1.9%	–2.2%
+100 basis-point change	–0.9	–1.0
–100 basis-point change(2)	+1.5	+1.3
–200 basis-point change(2)	+4.0	+3.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of September 30, 2017, were 38 basis points higher for the 1-year term, 3 basis points higher for the 5-year term, and 5 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2017, and December 31, 2016; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Statements of Capital Accounts for the Nine Months Ended September 30, 2017 and 2016; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (vi) Notes to Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2017.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)