Form 10-K
period 2017-12-31
Federal Home Loan Bank of San Francisco
filed 2018-03-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2017, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,091 million. At February 28, 2018, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 37,340,430.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2017 Annual Report on Form 10-K

PART I. FINANCIAL INFORMATION

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity and interest rate risk management so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.

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

Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $6 million to over $198 billion in assets.

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

As of December 31, 2017, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	164	$1,764	88	$43,045
Savings institutions	11	520	7	15,885
Credit unions	134	913	40	6,664
Industrial loan companies	3	2	3	42
Insurance companies	9	40	2	214
Community development financial institutions	6	4	4	78
Total member institutions	327	3,243	144	65,928
Housing associates eligible to borrow	2	—	1	107
Other nonmember institutions(1)	7	309	5	11,451
Total	336	$3,552	150	$77,486

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

As a cooperatively owned wholesale bank, we require our members to purchase capital stock to support their activities with the Bank. We leverage this capital stock and the Bank’s retained earnings by using our GSE status to borrow funds in the capital markets at rates that are generally at a small to moderate spread above U.S. Treasury security yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.

We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times regulatory capital, composed of retained earnings and capital stock, including mandatorily redeemable capital stock. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk.

Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Throughout 2017, the Bank continued to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends and the repurchase of excess capital stock. Additional information regarding the Bank’s dividends and the repurchase of excess capital stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”

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

All advances must be fully collateralized. To secure advances, borrowers may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a type of collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2017 was $1,148 million.

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

Based on the collateral pledged as security for advances, our credit analyses of our borrowers' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank in 2017. We have never experienced any credit losses on advances.

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

The Bank has approved 23 members as participating financial institutions since renewing its participation in the MPF Program in 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. The MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. The MPF Government and MPF Government MBS products also allow us to offer members a new mechanism to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded $1.0 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 132,000 affordable homes.

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

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2017, the Bank awarded $1.5 million in AHEAD Program grants.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2017, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2017, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2017, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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

The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and the related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion of related income, which is a result of improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less the provision for credit losses on mortgage loans.

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

We primarily use derivatives to manage our exposure to market risk from changes in interest rates. The goal of our market risk management strategy is not to eliminate market risk, but to manage it within appropriate limits that are consistent with the financial strategies approved by the Board of Directors. One key way we manage market risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated derivatives, are conservatively matched with respect to the expected repricings of the assets and the liabilities. We may also use derivatives to adjust the effective repricing frequency or option characteristics of financial instruments (such as advances and consolidated obligations) to achieve risk management objectives.

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

As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Framework from time to time. In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include the Bank’s dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends.

In accordance with the Framework, the Bank retains certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2017, advances maturing within five years totaled $76.6 billion, significantly in excess of the $281 million of member deposits on that date. In addition, as of December 31, 2017, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”

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

Restricted Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE Agreement). In 2011, the FHLBanks entered into a JCE Agreement, intended to enhance the capital position of each FHLBank by allocating a portion of each FHLBank’s earnings to a separate retained earnings account at that FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of total retained earnings of $2,300 for loss protection, capital compliance, and business growth. In January 2018, the methodology was further revised to provide a required level of total retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

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

By letter dated December 11, 2017, the Director of the Finance Agency notified the Bank that, based on September 30, 2017, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

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

Finance Agency regulations require that the Bank’s strategic business plan describe how our business activities will achieve our mission, consistent with the Finance Agency’s core mission assets (CMA) guidance. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program. The Bank’s CMA ratio was 74.06% for the year ended December 31, 2017, which exceeded the Finance Agency’s recommended minimum ratio of 70%.

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

Employees

We had 287 employees at December 31, 2017. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. While economic conditions improved and credit standards eased in 2017, geopolitical instability, trade disruptions, or a sustained capital market correction could weaken consumer and business confidence and depress personal consumption and business investment. These factors could, in turn, adversely affect overall economic and housing market conditions. If economic and housing market conditions deteriorate, the Bank’s business and results of operations could be adversely affected.

Adverse trends in the mortgage lending sector, including declines in housing prices or deterioration in loan performance trends, could trigger a reduction in the value of collateral pledged to the Bank to secure member credit and in the fair value of the Bank’s mortgage-backed securities (MBS) investments.

Changing economic conditions may slow or reverse home price appreciation experienced since 2012 and negatively affect the Bank’s MBS and mortgage loan portfolios, adversely affecting our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Gains in home price appreciation were led, in part, by highly accommodative global monetary policy and an improving employment market. However, there can be no assurance that these conditions will continue. The rebound in developed market economies may lead global central banks to pull back from negative nominal and real rates. GSE reform could substantially raise the cost of secondary market mortgage financing. Recent tax changes have reduced the tax incentive for home ownership slightly. A significant decline in housing prices could adversely affect the Bank’s private-label residential MBS (PLRMBS) and mortgage loan portfolio, which may adversely affect the Bank’s financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock.

Market uncertainty and volatility may adversely affect our business, profitability, or results of operations.

Adverse conditions in the housing and mortgage markets, or GSE restructuring that weakens the government’s commitment to encourage home ownership as a pillar of financial security, could result in a decrease in the availability of credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our members. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should economic conditions significantly deteriorate.

Weaknesses in the housing and mortgage markets may undermine the need for wholesale funding and have a negative impact on the demand for advances.

Recent changes in tax law that reduced the tax advantages to home ownership may reduce mortgage lending at member institutions and may reduce their demand for wholesale funding. This could result in a decline in advance levels and adversely affect our financial condition and results of operations.

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

FHLBank System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a stable outlook by S&P Global Ratings (S&P). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be significantly more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayment risks, which are the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.

Our exposure to credit risk could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We assume secured and unsecured credit risk associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions. Significant credit losses could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

We rely on derivative transactions to reduce our market risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivative transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our market risk and funding costs. We currently have a long-term credit rating of Aaa with a stable outlook from Moody's and AA+ with a stable outlook from S&P. All of our derivative counterparties or guarantors currently have investment grade long-term credit ratings from Moody's and S&P. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the dividends on our capital stock.

If the Bank’s activity stock requirement is below the Bank’s regulatory capital requirements, a significant increase in business growth may require the Bank to increase its activity stock requirement in the future.

An activity stock requirement that is below the Bank’s regulatory capital requirement requires the Bank to maintain a certain level of retained earnings for capital compliance and business growth. Depending on the level of the Bank’s retained earnings and business growth and the Bank’s capital management strategies, the Bank may be required to increase its activity stock requirement in the future.

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

Additional information regarding concentration risk is set forth in “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Credit and Concentration Risk.”

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

We use market-based information as inputs to our financial models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. While model inputs based on economic conditions and expectations are regularly evaluated and adjusted to changing conditions, sudden significant changes in these conditions may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may become liable for all or a portion of the consolidated obligations for which other FHLBanks are the primary obligors.

As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering the Bank's joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Agency to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock could be adversely affected.

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

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks' cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, permissible business activities, and the size, scope, and nature of the FHLBanks' lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank's relationship with other FHLBanks, we could be affected by events other than another FHLBank's default on a consolidated obligation. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We could change our policies, programs, and agreements affecting our members.

We may change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the Affordable Housing Program (AHP), dividends, the repurchase of capital stock, and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

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

We rely heavily on our information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If we or one of our critical vendors experiences a failure, interruption, or security breach in any information systems or other technology, including events caused by cyber attacks, we may be unable to conduct and manage our business effectively. In addition, such failure or breach could result in significant losses, a loss of personal and confidential information, or reputational damage. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while the Bank is in the process of implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our member business, member relations, risk management, reputation, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Restrictions on the redemption, repurchase, or transfer of the Bank's capital stock could significantly reduce the liquidity of our shareholders’ capital stock investment.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee, are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates, such as the Secured Overnight Financing Rate. Many of the Bank's assets and liabilities are indexed to LIBOR. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. The infrastructure necessary to manage hedging in the alternative reference rate still needs to be built out, and the transition in the markets, and adjustments in Bank systems, could be disruptive.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 109,008 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 9,858 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock. In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include the Bank’s dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends. For information on the Bank’s policies and practices with respect to dividend payments, see “Part I. Financial Information, Item 1. Business – Capital – Dividends and Retained Earnings,” which is herein incorporated by reference.

The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 28, 2018, the Bank had 34,245,255 shares of Class B stock held by 334 members and 3,095,175 shares of Class B stock held by 7 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

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

	2017			2016
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$54	$11	9.08%	$45	$10	7.99%
Second quarter	41	7	7.00	49	12	8.90
Third quarter	44	7	7.00	52	11	9.17
Fourth quarter(2)	48	7	7.00	138	27	22.51

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

(Dollars in millions)	2017	2016	2015	2014	2013
Selected Statement of Condition Data at Yearend
Total Assets	$123,385	$91,941	$85,698	$75,807	$85,774
Advances	77,382	49,845	50,919	38,986	44,395
Mortgage Loans Held for Portfolio, Net	2,076	826	655	708	905
Investments(1)	43,570	40,986	32,275	31,949	35,260
Consolidated Obligations:(2)
Bonds	85,063	50,224	51,827	47,045	53,207
Discount Notes	30,440	33,506	27,647	21,811	24,194
Mandatorily Redeemable Capital Stock	309	457	488	719	2,071
Capital Stock —Class B —Putable	3,243	2,370	2,253	3,278	3,460
Unrestricted Retained Earnings	2,670	888	610	294	317
Restricted Retained Earnings	575	2,168	2,018	2,065	2,077
Accumulated Other Comprehensive Income/(Loss) (AOCI)	318	111	15	56	(145)
Total Capital	6,806	5,537	4,896	5,693	5,709
Selected Operating Results for the Year
Net Interest Income	$567	$471	$477	$539	$482
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	1	—	(1)
Other Income/(Loss)	78	485	388	(154)	5
Other Expense	224	158	148	144	128
Assessments	45	86	78	36	52
Net Income/(Loss)	$376	$712	$638	$205	$308
Selected Other Data for the Year
Net Interest Margin(3)	0.55%	0.52%	0.57%	0.64%	0.56%
Operating Expenses as a Percent of Average Assets	0.14	0.16	0.16	0.16	0.13
Return on Average Assets	0.36	0.77	0.76	0.24	0.35
Return on Average Equity	6.21	13.63	11.68	3.58	5.36
Annualized Dividend Rate	7.50	12.33	12.39	7.02	3.99
Dividend Payout Ratio(4)	49.59	39.98	57.81	117.29	52.29
Average Equity to Average Assets Ratio	5.82	5.68	6.52	6.75	6.55
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	5.51	6.40	6.26	8.38	9.24
Duration Gap (in months)	1	1	1	—	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2017	$1,034,260
2016	989,311
2015	905,202
2014	847,175
2013	766,837

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

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

•	changes in the Bank’s capital structure and composition;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks;

•	changes in Bank members’ demand for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank’s derivative counterparties;

•
changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and the related credit enhancement protections;

•	changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank’s members to do business with the Bank;

•	changes in investor demand for consolidated obligations (including the terms of consolidated obligations) and/or the terms of interest rate exchange or similar agreements;

•	the impact of any changes and developments in FHLBank System-wide debt issuance and governance practices;

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

The Bank experienced strong earnings in 2017. Net income for the year was $376 million, compared with net income of $712 million for 2016. The $336 million decrease in net income primarily reflected a $391 million decrease in gains on settlements relating to the Bank's private-label residential mortgage-backed securities (PLRMBS) litigation. The decrease in net income also reflected voluntary charitable contributions of $60 million made by the Bank during 2017 for the Quality Jobs Fund, a donor-advised fund established to support quality job growth and small business expansion, as well as voluntary contributions of $7 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the expense related to the charitable contributions.

The $96 million increase in net interest income for 2017 relative to the prior year reflected higher average balances of interest-earning assets, combined with higher spreads on those assets, and lower dividends paid on mandatorily redeemable capital stock, which are classified as interest expense.

Retained earnings grew to $3.2 billion at December 31, 2017, from $3.1 billion at December 31, 2016, and the Bank paid dividends at an annualized rate of 7.50%, totaling $219 million, including $187 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock during 2017.

During 2017, total assets increased $31.5 billion, to $123.4 billion at December 31, 2017, from $91.9 billion at December 31, 2016, primarily reflecting an increase in period end advance balances, which increased to $77.4 billion at December 31, 2017, from $49.8 billion at December 31, 2016. In addition, investments increased $2.6 billion, to $43.6 billion at December 31, 2017, from $41.0 billion at December 31, 2016, primarily reflecting an increase in Federal funds sold.

Accumulated other comprehensive income increased by $207 million during 2017, to $318 million at December 31, 2017, from $111 million at December 31, 2016, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale.

On February 21, 2018, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2017 at an annualized rate of 7.00%. The dividend will total $59 million, including $6 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2018. The Bank recorded the dividend on February 21, 2018, and expects to pay the dividend on or about March 15, 2018.

As of December 31, 2017, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 5.5%, exceeding the 4.0% requirement. The Bank had $6.8 billion in permanent capital, exceeding its risk-based capital requirement of $2.0 billion.

The Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 16, 2018. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum capital stock requirement.

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

Hurricanes Harvey and Irma. During 2017, two significant hurricanes struck the southeastern coast of the United States. On August 25, 2017, Hurricane Harvey made landfall near Corpus Christi, Texas, causing substantial damage and flooding to southeastern Texas, including the Houston metropolitan area. On September 10, 2017, Hurricane Irma made landfall on the Florida mainland near Marco Island, Florida. Hurricane Irma then moved northward through Florida and into Georgia, causing significant damage to property in Florida, Georgia, and certain other southeastern states.

The Bank has analyzed the potential impact that damage related to Hurricanes Irma and Harvey might have on the Bank’s advances, letters of credit, mortgage loans, and PLRMBS securities. Based on the information currently available, the Bank does not expect that the potential losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations. The Bank continues to evaluate the impact of the hurricanes on its mortgage loans held for portfolio and PLRMBS investments. If additional information becomes available indicating that any of these assets have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Results of Operations

Comparison of 2017 and 2016

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments. This includes net accretion of related income, which is a result of improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2017 and 2016, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$727	$8	1.05%	$603	$2	0.38%
Securities purchased under agreements to resell	1,008	9	0.93	3,120	12	0.37
Federal funds sold	10,871	115	1.06	7,010	29	0.41
Trading securities:
Mortgage-backed securities (MBS)	7	—	2.24	9	—	1.91
Other investments	1,338	17	1.23	1,537	10	0.61
Available-for-sale (AFS) securities:(1)
MBS(2)	3,890	239	6.14	4,839	262	5.42
Held-to-maturity (HTM) securities:(1)
MBS	12,679	274	2.16	10,756	247	2.30
Other investments	915	11	1.22	466	4	0.90
Mortgage loans held for portfolio	1,402	52	3.74	662	30	4.50
Advances(3)	70,169	875	1.25	62,168	482	0.78
Loans to other FHLBanks	7	—	1.11	3	—	0.40
Total interest-earning assets	103,013	1,600	1.55	91,173	1,078	1.18
Other assets(4)(5)	964	—		768	—
Total Assets	$103,977	$1,600		$91,941	$1,078
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$62,905	$713	1.13%	$51,606	$410	0.79%
Discount notes	33,657	285	0.85	33,504	136	0.41
Deposits and other borrowings	258	3	0.96	342	1	0.19
Mandatorily redeemable capital stock	387	32	8.30	494	60	12.25
Borrowings from other FHLBanks	8	—	0.57	13	—	0.46
Total interest-bearing liabilities	97,215	1,033	1.06	85,959	607	0.71
Other liabilities(4)	709	—		756	—
Total Liabilities	97,924	1,033		86,715	607
Total Capital	6,053	—		5,226	—
Total Liabilities and Capital	$103,977	$1,033		$91,941	$607
Net Interest Income		$567			$471
Net Interest Spread(6)			0.49%			0.47%
Net Interest Margin(7)			0.55%			0.52%
Interest-earning Assets/Interest-bearing Liabilities	105.96%			106.07%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $69 million and $81 million in 2017 and 2016, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2017			2016
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$(27)	$(26)	$(1)	$(55)	$(56)
Consolidated obligation bonds	(1)	27	26	4	180	184

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in 2017 was $567 million, a 20% increase from $471 million in 2016. The following table details the changes in interest income and interest expense for 2017 compared to 2016. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2017 Compared to 2016

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$6	$1	$5
Securities purchased under agreements to resell	(3)	(12)	9
Federal funds sold	86	22	64
Trading securities: Other investments	7	(1)	8
AFS securities:
MBS	(23)	(55)	32
HTM securities:
MBS	27	42	(15)
Other investments	7	5	2
Mortgage loans held for portfolio	22	28	(6)
Advances(2)	393	69	324
Total interest-earning assets	522	99	423
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	303	103	200
Discount notes	149	1	148
Deposits and other borrowings	2	—	2
Mandatorily redeemable capital stock	(28)	(11)	(17)
Total interest-bearing liabilities	426	93	333
Net interest income	$96	$6	$90

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 55 basis points for 2017, 3 basis points higher than the net interest margin for 2016, which was 52 basis points. The net interest spread was 49 basis points for 2017, 2 basis points higher than the net interest spread for 2016, which was 47 basis points. These increases were primarily due to higher average balances of interest-earning assets, combined with higher spreads on those assets.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the accretion of yield adjustments is likely to continue to be a positive source of net interest income in future periods. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Fair Values – Other-Than-Temporary Impairment for Investment Securities” for further information.)

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2017 and 2016.

Other Income/(Loss)

(In millions)	2017	2016
Other Income/(Loss):
Total OTTI loss	$(10)	$(26)
Net amount of OTTI loss reclassified to/(from) AOCI	(6)	10
Net OTTI loss, credit-related	(16)	(16)
Net gain/(loss) on trading securities(1)	—	4
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(31)	(40)
Net gain/(loss) on derivatives and hedging activities	(14)	9
Gains on litigation settlements, net	119	510
Other	20	18
Total Other Income/(Loss)	$78	$485

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $1 million in 2017 and 2016, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2017 and 2016.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2017	2016
Advances	$(31)	$(27)
Consolidated obligation bonds	—	(13)
Total	$(31)	$(40)

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2017 and 2016.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2017 Compared to 2016

(In millions)	2017				2016
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$33	$(23)	$10	$—	$44	$(43)	$1
Not elected for fair value option	(3)	(6)	1	(8)	1	(9)	3	(5)
Consolidated obligation bonds:
Elected for fair value option	—	—	3	3	—	(1)	13	12
Not elected for fair value option	2	(14)	8	(4)	(3)	(18)	23	2
Consolidated obligation discount notes:
Not elected for fair value option	—	(5)	(29)	(34)	—	23	(28)	(5)
MBS:
Not elected for fair value option	—	(5)	—	(5)	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	(1)	—	(1)
Mortgage delivery commitment:
Not elected for fair value option	—	24	—	24	—	5	—	5
Total	$(1)	$27	$(40)	$(14)	$(2)	$43	$(32)	$9

During 2017, net losses on derivatives and hedging activities totaled $14 million compared to net gains of $9 million in 2016. These amounts included expense of $40 million and expense of $32 million resulting from net settlements on derivative instruments used in economic hedges in 2017 and 2016, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Gains on Litigation Settlements, Net – During 2017 and 2016, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million and $510 million, respectively.

Other Expense. Other expenses were $224 million in 2017 compared to $158 million in 2016, primarily reflecting voluntary charitable contributions for the Quality Jobs Fund in 2017.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts over the next two year period. During 2017, the Bank made voluntary charitable contributions of $60 million for the Quality Jobs Fund, as well as voluntary contributions of $7 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $384 million and $392 million for their AHPs in 2017 and 2016, respectively, and there was no AHP shortfall in any of those years.

The Bank’s total AHP assessments equaled $45 million in 2017, compared to $86 million in 2016. The decrease in the AHP assessments reflected lower earnings in 2017.

Return on Average Equity. Return on average equity (ROE) was 6.21% in 2017, compared to 13.63% in 2016. The decrease primarily reflected lower net income in 2017, and the increase in average equity from $5.2 billion for 2016 to $6.1 billion for 2017.

Dividends and Retained Earnings. In 2017, the Bank paid dividends at an annualized rate of 7.50%, totaling $219 million, including $187 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock. In 2016, the Bank paid dividends at an annualized rate of 12.33%, totaling $344 million, including $284 million in dividends on capital stock and $60 million in dividends on mandatorily redeemable capital stock. The dividends paid in 2016 included four quarterly dividends and a special dividend in the amount of

$100 million, including $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2018, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2017 at an annualized rate of 7.00% totaling $59 million, including $53 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 21, 2018. The Bank expects to pay the quarterly dividend on March 15, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2018.

The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE Agreement). Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of total retained earnings of $2,300 for loss protection, capital compliance, and business growth. In January 2018, the methodology was further revised to provide a required level of total retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

Retained earnings related to the JCE Agreement totaled $575 million and $500 million at December 31, 2017 and 2016, respectively. Additional restricted retained earnings totaled $1.7 billion at December 31, 2016. Total restricted retained earnings were $575 million and $2.2 billion as of December 31, 2017 and 2016, respectively.

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

Comparison of 2016 and 2015

Net Interest Income. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2016 and 2015, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

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

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

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

Financial Condition

Total assets were $123.4 billion at December 31, 2017, compared to $91.9 billion at December 31, 2016. Advances increased by $27.6 billion, or 55%, to $77.4 billion at December 31, 2017, from $49.8 billion at December 31, 2016. MBS increased by $0.8 billion, or 5%, to $17.8 billion at December 31, 2017, from $17.0 billion at December 31, 2016. Average total assets were $104.0 billion for 2017, a 13% increase compared to $91.9 billion for 2016. Average advances were $70.2 billion for 2017, a 13% increase from $62.2 billion for 2016. Average MBS were $16.6 billion for 2017, a 6% increase from $15.6 billion for 2016.

Advances outstanding at December 31, 2017, included net unrealized losses of $104 million, of which $88 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $16 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2016, included unrealized losses of $12 million, of which $22 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $10 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2016, to December 31, 2017, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $116.6 billion at December 31, 2017, an increase of $30.2 billion from $86.4 billion at December 31, 2016, primarily reflecting a $31.8 billion increase in consolidated obligations outstanding to $115.5 billion at December 31, 2017, from $83.7 billion at December 31, 2016, partially offset by a $1.3 billion decrease in borrowings from other FHLBanks. Average total liabilities were $97.9 billion for 2017, a 13% increase compared to $86.7 billion for 2016. Average consolidated obligations were $96.6 billion for 2017 and $85.1 billion for 2016.

Consolidated obligations outstanding at December 31, 2017, included unrealized gains of $37 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2016, included unrealized losses of $6 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $8 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2016, to December 31, 2017, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,034.3 billion at December 31, 2017, and $989.3 billion at December 31, 2016.

On August 29, 2017, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.

On November 14, 2017, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.

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

The Bank does not believe, as of the date of this report, that it is probable that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $29.4 billion to $103.4 billion (84% of total assets) at December 31, 2017, from $74.0 billion (81% of total assets) at December 31, 2016.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $234 million in 2017, an increase of $80 million, or 52%, compared to $154 million in 2016. The increase was primarily due to an improvement in spreads and higher balances on advances-related assets and higher earnings from an increase in spreads on non-MBS investments, partially offset by lower earnings from advance prepayment fees.

Adjusted net interest income for this segment represented 42%, 31%, and 31% of total adjusted net interest income for 2017, 2016, and 2015, respectively.

Members and nonmember borrowers prepaid $8.5 billion of advances in 2017 compared to $3.5 billion in 2016. Interest income was increased by net prepayment fees of $1 million in 2017 and $5 million in 2016.

Advances – The par value of advances outstanding increased by $27.7 billion, or 56%, to $77.5 billion at December 31, 2017, from $49.8 billion at December 31, 2016. Average advances outstanding were $70.2 billion in 2017, a 13% increase from $62.2 billion in 2016. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of December 31, 2017, advances outstanding to the Bank’s top five borrowers and their affiliates increased by $16.0 billion, and advances outstanding to the Bank’s other borrowers increased by $11.7 billion. Advances to the top five borrowers increased to $48.4 billion at December 31, 2017, from $32.4 billion at December 31, 2016. (See

“Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Credit and Concentration Risk” for further information.)

During the fourth quarter of 2017, Charles Schwab Bank increased its advances balance from $5.0 billion as of September 30, 2017 to $15.0 billion as of December 31, 2017. If the advances outstanding to Charles Schwab Bank (and the other top five borrowers) with contractual maturities of one year or less are repaid as they come due and no other advances are made to replace them, the Bank’s assets would decrease significantly in 2018. In addition, as of December 31, 2017, JPMorgan Chase had $11.4 billion in advances outstanding, of which a significant portion is expected to be redeemed during 2018. Because JPMorgan Chase is not a member of the Bank, it is not able to borrow new advances from the Bank or replace outstanding advances as they are repaid or prepaid. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Redemption Terms” for further information.)

The $27.7 billion increase in advances outstanding primarily reflected a $20.5 billion increase in fixed rate advances and a $4.9 billion increase in adjustable rate advances, partially offset by a $2.3 billion increase in variable rate advances.

The components of the advances portfolio at December 31, 2017 and 2016, are presented in the following table.

Advances Portfolio by Product Type

	2017		2016
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$6,957	9%	$3,232	6%
Adjustable – LIBOR, callable at borrower’s option	16,495	21	15,396	31
Adjustable – LIBOR, with caps and/or floors and PPS(1)	83	—	30	—
Adjustable – Other Indices	2	—	2	—
Subtotal adjustable rate advances	23,537	30	18,660	37
Fixed	38,242	50	20,448	42
Fixed – amortizing	210	—	214	—
Fixed – with PPS(1)	4,035	5	3,060	6
Fixed – with caps and PPS(1)	425	1	375	1
Fixed – callable at borrower’s option	1,802	2	2	—
Fixed – callable at borrower’s option with PPS(1)	75	—	107	—
Fixed – putable at Bank’s option	—	—	50	—
Fixed – putable at Bank’s option with PPS(1)	—	—	75	—
Subtotal fixed rate advances	44,789	58	24,331	49
Daily variable rate	9,160	12	6,866	14
Total par value	$77,486	100%	$49,857	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $25.7 billion and $23.9 billion as of December 31, 2017 and 2016, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of Federal funds sold, partially offset by lower balances of securities purchased under agreements to resell, agency securities, and certificates of deposit.

Interest rate payment terms for non-MBS investments classified as HTM at December 31, 2017 and 2016, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2017	2016
Amortized cost of HTM securities other than MBS:
Fixed rate	$500	$1,350
Adjustable rate	187	225
Total	$687	$1,575

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $96.6 billion at December 31, 2017, from $68.5 billion at December 31, 2016. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these consolidated obligation bonds are issued on behalf of the Bank, typically the Bank simultaneously enters into interest rate exchange agreements with features that offset the complex features of the bonds and, in effect, convert the bonds to adjustable rate instruments. For example, the Bank uses fixed rate callable bonds that are typically offset with interest rate exchange agreements with call features that offset the call options embedded in the callable bonds. This combined financing structure enables the Bank to meet its funding needs at costs not generally attainable solely through the issuance of comparable term non-callable debt.

At December 31, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $95.5 billion, of which $44.3 billion were hedging advances, $50.4 billion were hedging consolidated obligations, $0.8 billion were economically hedging trading securities, and $14 million were offsetting derivatives. At December 31, 2016, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $59.4 billion, of which $18.7 billion were hedging advances, $39.9 billion were hedging consolidated obligations, $0.7 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of December 31, 2017 and 2016. All selected market interest rates increased in 2017 compared to the prior yearend.

Selected Market Interest Rates

Market Instrument	2017	2016
Federal Reserve target range for overnight Federal funds	1.25-1.50%	0.50-0.75%
3-month Treasury bill	1.36	0.50
3-month LIBOR	1.69	1.00
2-year Treasury note	1.89	1.19
5-year Treasury note	2.21	1.93

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in 2017 and 2016. The average issuance cost relative to LIBOR of bonds improved while the average issuance cost of discount notes deteriorated in 2017 compared to 2016.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2017	December 31, 2016
Consolidated obligation bonds	–21.6	–14.8
Consolidated obligation discount notes (one month and greater)	–26.1	–30.5

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

At December 31, 2017, assets associated with this segment were $20.0 billion (16% of total assets), an increase of $2.1 billion from $17.9 billion at December 31, 2016 (19% of total assets).

Adjusted net interest income for this segment was $325 million in 2017, a decrease of $13 million, or 4%, from $338 million in 2016. The decrease in adjusted net interest income was due to lower spreads on interest-earning assets, primarily caused by lower spreads on new investments, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 58%, 69%, and 69% of total adjusted net interest income for 2017, 2016, and 2015, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.8 billion at December 31, 2017, compared with $17.0 billion at December 31, 2016. During 2017, the Bank’s MBS portfolio increased primarily because of $4.9 billion in new MBS investments, partially offset by $4.1 billion in principal repayments. Average MBS investments were $16.6 billion in 2017, an increase of $1.0 billion from $15.6 billion in 2016. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS securities at December 31, 2017 and 2016, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	2017	2016
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$26	$84
Adjustable rate	2,406	1,414
Subtotal	2,432	1,498
Collateralized mortgage obligations:
Fixed rate	4,738	6,427
Adjustable rate	10,325	8,989
Subtotal	15,063	15,416
Total	$17,495	$16,914

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

(In millions)	2017	2016
Passthrough securities:
Converts in 1 year or less	$—	$48
Converts after 1 year through 5 years	24	32
Total	$24	$80
Collateralized mortgage obligations:
Converts in 1 year or less	$—	$91
Total	$—	$91

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

As of December 31, 2017, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

As of December 31, 2017, the Bank had approved 23 members as participating financial institutions since renewing its participation in the MPF Program in 2013. The Bank purchased $1.4 billion in eligible loans under the MPF Original product during 2017.

Mortgage loan balances increased to $2.1 billion at December 31, 2017, from $0.8 billion at December 31, 2016, an increase of $1.3 billion. Average mortgage loans were $1.4 billion in 2017, an increase of $0.7 billion from $0.7 billion in 2016.

At December 31, 2017 and 2016, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2017 and 2016, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2017	2016
MPF Plus	$267	$354
MPF Original	1,738	460
Subtotal	2,005	814
Unamortized premiums	76	18
Unamortized discounts	(5)	(6)
Mortgage loans held for portfolio	2,076	826
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$2,076	$826

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2017 and 2016. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2017	2016
Outstanding amounts wholly owned by the Bank	$1,916	$688
Outstanding amounts with participation interests by FHLBank:
San Francisco	89	126
Chicago	62	84
Total	$2,067	$898
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	5,797	3,671
Number of outstanding loans participated	2,203	3,180
Total number of loans outstanding	8,000	6,851

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $2.1 billion to $20.0 billion at December 31, 2017, from $17.9 billion at December 31, 2016, paralleling the increase in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $4.1 billion at December 31, 2017, of which $2.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $5.6 billion at December 31, 2016, of which $3.4 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $2.2 billion were associated with MBS.

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

The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s Capital Plan, the Bank may also require a member to purchase activity-based stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.

The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess capital stock, at the Bank’s discretion. The Framework sets forth the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement.

The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

The Bank maintained its strong regulatory capital position while repurchasing $414 million and $812 million in excess capital stock during 2017 and 2016, respectively, and redeeming $75 million and $28 million in mandatorily redeemable capital stock in 2017 and 2016, respectively. Total excess capital stock was $493 million as of December 31, 2017, compared to $488 million as of December 31, 2016.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. The Bank maintained its strong regulatory capital position while repurchasing $414 million and $812 million in excess capital stock during 2017 and 2016, respectively.

The Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) sets forth the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement, and excess capital stock is defined as any stock holdings in excess of a shareholder’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of the member, subject to the requirements and limitations mentioned above. In accordance with the Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations listed above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and former nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

In accordance with its practice, the Bank plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 16, 2018.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2017 and 2016, the Bank redeemed $75 million and $28 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

Excess capital stock totaled $493 million as of December 31, 2017, which included surplus capital stock of $317 million. Excess capital stock totaled $488 million as of December 31, 2016, which included surplus capital stock of $325 million.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2017 and 2016. The Bank’s risk-based capital requirement decreased to $2.0 billion at December 31, 2017, from $2.2 billion at December 31, 2016.

Regulatory Capital Requirements

	2017		2016
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,023	$6,797	$2,241	$5,883
Total regulatory capital	4,935	6,797	3,678	5,883
Total regulatory capital ratio	4.00%	5.51%	4.00%	6.40%
Leverage capital	$6,169	$10,195	$4,597	$8,825
Leverage ratio	5.00%	8.26%	5.00%	9.60%

The Bank repurchased $414 million in excess capital stock during 2017. As a result of changes in the Bank’s capital plan in 2015 that reduced the activity-based capital stock requirement to 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank, both capital stock and retained earnings are required to support regulatory capital compliance.

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

The Bank’s risk management framework includes a risk appetite statement, risk policies, and related procedures and guidelines established by the Board of Directors and management to address and manage risk. These include both enterprise-wide risk policies and related procedures and guidelines.

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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2017 and 2016.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Charles Schwab Bank	$15,000	19%	$40	5%
JPMorgan Chase Bank, National Association(2)	11,363	15	174	19
First Republic Bank	8,400	11	112	12
MUFG Union Bank, National Association	7,250	9	48	5
Bank of the West	6,409	8	87	10
Subtotal	48,422	62	461	51
Others	29,064	38	438	49
Total par value	$77,486	100%	$899	100%

December 31, 2016
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$14,807	30%	$119	23%
Bank of the West	7,305	14	49	9
First Republic Bank	5,900	12	70	13
CIT Bank, N.A.	2,411	5	28	5
Star One Credit Union	2,024	4	27	5
Subtotal	32,447	65	293	55
Others	17,410	35	240	45
Total par value	$49,857	100%	$533	100%

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

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2017 and 2016.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2017
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,145	57%	2,121	27%
JPMorgan Chase Bank, National Association(1)	249	12	3,244	40
Subtotal	1,394	69	5,365	67
Others	611	31	2,635	33
Total	$2,005	100%	8,000	100%

December 31, 2016
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$323	40%	4,065	59%
Bank of Hope(2)	132	16	319	5
Fremont Bank	99	12	211	3
Kinecta Federal Credit Union	90	11	167	3
Subtotal	644	79	4,762	70
Others	170	21	2,089	30
Total	$814	100%	6,851	100%

(1)	Nonmember institution.

(2)	Effective July 29, 2016, Wilshire Bank merged with and into BBCN Bank, which was renamed Bank of Hope.

Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating financial institutions and successors, including JPMorgan Chase, Bank of Hope, Fremont Bank, and Kinecta Federal Credit Union. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and the SSAE No. 18 service auditor’s report addresses the effectiveness of certain controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2017 and 2016, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM, and other assets such as securities purchased under agreements to resell, interest-bearing deposits, and Federal funds sold.

Investments: Portfolio Concentration

	2017		2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Certificates of deposit
Toronto Dominion Bank	$—	$—	$600	$600
Other(1)	500	500	750	750
Total Certificates of deposit	500	500	1,350	1,350
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	187	178	225	207
GSEs:
Federal Farm Credit Bank (FFCB) bonds	1,158	1,158	2,058	2,058
Total non-MBS	1,845	1,836	3,633	3,615
MBS:
Other U.S. obligations:
Ginnie Mae	757	757	959	963
GSEs:
Freddie Mac	6,690	6,687	4,349	4,356
Fannie Mae	5,731	5,759	6,095	6,127
Total GSEs	12,421	12,446	10,444	10,483

Investments: Portfolio Concentration (continued)

	2017		2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
PLRMBS:
Bank of America Corporation	—	—	550	548
Bear Stearns Companies Inc.	—	—	528	528
Countrywide Financial Corporation	665	665	802	801
IndyMac Bank, F.S.B.	697	705	802	811
Lehman Brothers Inc.	701	701	919	916
UBS AG	—	—	529	526
Other(1)	2,591	2,591	1,516	1,505
Total PLRMBS	4,654	4,662	5,646	5,635
Total MBS	17,832	17,865	17,049	17,081
Total securities	19,677	19,701	20,682	20,696
Securities purchased under agreements to resell:
Daiwa Capital Markets America, Inc.	1,500	1,500	—	—
Federal Reserve Bank of New York	7,250	7,250	15,500	15,500
HSBC Securities (USA), Inc.	1,000	1,000	—	—
Nomura Securities International, Inc.	2,000	2,000	—	—
Total Securities purchased under agreements to resell	11,750	11,750	15,500	15,500
Federal funds sold:
Australia & New Zealand Bank Group	1,725	1,725	1,033	1,033
The Bank of New York Mellon	1,033	1,033	—	—
Bank of Nova Scotia	1,100	1,100	688	688
Bank of Tokyo-Mitsubishi UFJ	1,108	1,108	—	—
Nordea Bank Finland	1,000	1,000	—	—
Rabobank Nederland	804	804	—	—
Societe Generale	—	—	688	688
Other(1)	4,258	4,259	1,805	1,805
Total Federal funds sold	11,028	11,029	4,214	4,214
Interest-bearing deposits
Citibank, N.A.	1,075	1,075	590	590
Other(1)	40	40	—	—
Total interest-bearing deposits	1,115	1,115	590	590
Total investments	$43,570	$43,595	$40,986	$41,000

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2017 or 2016.

	2017		2016
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Charles Schwab Bank	$405	11%	$81	3%
JPMorgan Chase Bank, National Association(1)	307	9	400	14
Subtotal	712	20	481	17
Others	2,840	80	2,346	83
Total	$3,552	100%	$2,827	100%

(1)	The capital stock held by this nonmember institution is classified as mandatorily redeemable capital stock.

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2017 and 2016.

Concentration of Derivative Counterparties

(Dollars in millions)	2017			2016
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$13,900	14%	At least BBB	$10,032	15%
Subtotal uncleared		13,900	14		10,032	15
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	54,371	55	A	30,548	47
Morgan Stanley & Co. LLC	A	31,322	31	A	20,994	33
Deutsche Bank Securities Inc.		—	—	BBB	3,482	5
Subtotal cleared		85,693	86		55,024	85
Total(3)		$99,593	100%		$65,056	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

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

(3)	Total notional amount at December 31, 2017 and 2016, does not include $16 million and $13 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following December 31, 2017 and 2016.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of December 31, 2017	As of December 31, 2016
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$299	$184
Loans from other FHLBanks	—	1,345
Discount note and bond maturities and expected exercises of bond call options	3,950	2,412
Subtotal obligations due	4,249	3,941
Sources of available funds:
Maturing investments	21,613	19,175
Available cash	27	1
Proceeds from scheduled settlements of discount notes and bonds	635	1,346
Maturing advances and scheduled prepayments	7,854	7,121
Subtotal sources of available funds	30,129	27,643
Net funds available	$25,880	$23,702

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2017.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2017 was $1,148 million.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2017 and 2016. During 2017, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	155	$84,257	$240,247	35%
4-6	58	25	9,255	22,005	42
7-10	4	1	—	25	—
Subtotal	327	181	93,512	262,277	36
CDFIs	6	4	78	99	79
Housing associates	2	1	107	112	96
Total	335	186	$93,697	$262,488	36%

December 31, 2016
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	266	155	$55,290	$181,405	30%
4-6	62	28	9,662	22,606	43
7-10	3	2	17	46	37
Subtotal	331	185	64,969	204,057	32
CDFIs	6	3	60	82	73
Housing associates	2	1	10	16	63
Total	339	189	$65,039	$204,155	32%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$160	$169
11% – 25%	4	553	672
26% – 50%	35	33,571	54,487
More than 50%	143	59,413	207,160
Total	186	$93,697	$262,488

December 31, 2016
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	2	$26	$27
11% – 25%	9	1,791	2,261
26% – 50%	30	33,096	52,503
More than 50%	148	30,126	149,364
Total	189	$65,039	$204,155

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2017, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 75% to 98% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 85% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2017 and 2016.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2017		2016
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,946	$1,875	$2,377	$2,315
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,135	3,019	3,147	3,063
Agency pools and collateralized mortgage obligations	34,182	32,755	8,986	8,559
PLRMBS – publicly registered investment-grade-rated senior tranches	—	—	1	—
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	2	—	—
PLRMBS – private placement investment-grade-rated senior tranches	68	51	83	62
Municipal Bonds – investment-grade-rated	55	49	61	55
Total	$39,389	$37,751	$14,655	$14,054

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

As of December 31, 2017, of the loan collateral pledged to the Bank, 24% was pledged by 27 institutions by specific identification, 52% was pledged by 121 institutions under a blanket lien with detailed reporting, and 24% was pledged by 126 institutions under a blanket lien with summary reporting.

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

As of December 31, 2017, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2017 and 2016.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2017		2016
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$162,740	$138,937	$124,257	$107,775
Second lien residential mortgage loans and home equity lines of credit	22,440	12,500	23,238	13,302
Multifamily mortgage loans	26,143	20,098	23,191	19,082
Commercial mortgage loans	68,703	48,759	62,586	44,802
Loan participations(1)	4,793	3,487	5,450	4,375
Small business, small farm, and small agribusiness loans	3,830	956	3,016	765
Other	2	—	—	—
Total	$288,651	$224,737	$241,738	$190,101

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2017 and 2016, the unpaid principal balance of these loans totaled $9 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and FHA-insured or VA-guaranteed mortgage loans under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. As of December 31, 2017, the Bank had approved 23 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

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

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2017, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

As of December 31, 2017, the credit enhancement amount for each master commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the first loss account to those that would be expected on an equivalent investment with a long-term credit rating of AA for loans purchased prior to April 2017 and BBB for loans purchased thereafter, as determined by the MPF Program methodology. By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the first loss account and the participating financial institution's credit enhancement obligation on mortgage loans purchased under any master commitment as an investor would have of incurring credit losses on an equivalent investment with a corresponding long-term credit rating.

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

Under MPF Original, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the first loss account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first loss account for that master commitment up to the amount accumulated in the first loss account at that time. Over time, the first loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first loss account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the nationally recognized statistical rating organization (NRSRO) rating equivalent as determined under the MPF Program methodology, in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

The aggregate first loss account for all participating financial institutions for MPF Original totaled $1 million for the years ended December 31, 2017, 2016, and 2015.

The participating financial institution’s credit enhancement obligation under MPF Original must be collateralized by the participating financial institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating financial institution a credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the master commitment. A participating financial institution may elect to receive credit enhancement fees monthly over the life of the loans or in an upfront lump sum amount that is included in the purchase price at the time the loans are sold to the Bank. The lump sum amount is approximately equivalent to the present value of the monthly credit enhancement fees that the Bank would otherwise be expected to pay over the life of the loans. In both cases, the Bank charges credit enhancement fees to interest income, which effectively reduces the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees that are paid monthly totaling $0.5 million in 2017, $0.2 million in 2016, and $0.1 million in 2015 for MPF Original loans.

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

Three of the six master commitments (totaling $0.3 billion) continue to rely on SMI coverage for a portion of their credit enhancement obligation, which is provided by two SMI companies and totals $9.4 million after the deductible. The claims-paying ability ratings of these two SMI companies are below the AA rating required for the program; one is rated BB+ and the other is rated BBB-. The participating financial institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $0.2 billion) did not achieve AA credit equivalency, as determined by the MPF Program methodology, solely because the SMI company was rated BB+.

At December 31, 2017, the deductibles under the SMI policies totaled approximately 35% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. At December 31, 2016, the deductibles under the SMI policies totaled approximately 35% of the participating financial institutions’ credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating financial institutions or their affiliates at December 31, 2017 and 2016.

The first loss account for MPF Plus for the years ended December 31, 2017, 2016, and 2015 was as follows:

First Loss Account for MPF Plus

(In millions)	2017	2016	2015
Balance, beginning of the period	$8	$9	$10
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	—	(1)	(1)
Balance, end of the period	$8	$8	$9

Under MPF Plus, the Bank pays the participating financial institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses, up to the full amount of the first loss account established for each master commitment. If losses up to the full amount of the first loss account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. Because loans in the MPF Plus program have experienced a high rate of voluntary prepayments, causing the current balance of each respective master commitment to be significantly reduced since purchase, it is possible that the remaining loans will not generate enough performance-based credit enhancement fees over the remaining life of each master commitment to enable the Bank to collect performance-based credit enhancement fees equal to the full amount of the first loss account established for each MPF Plus master commitment. The amount of performance-based credit enhancement fees expected to be accrued in the future is uncertain and highly dependent on the future rate of principal prepayments of the underlying mortgage loans. The Bank reduced net interest income for credit enhancement fees totaling $0.2 million in 2017, $0.3 million in 2016, and $0.3 million in 2015 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was de minimis at December 31, 2017 and 2016.

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2017 and 2016. Net charge-offs of allowance for credit losses on the mortgage loan portfolio were $2 during the year ended December 31, 2015.

The continued decline in the estimated allowance for credit losses during 2017 is primarily due to a decline in the balance of the seasoned portion of mortgage loans, originated between 2002 and 2006, as well as a decline in serious delinquencies in mortgage loans purchased subsequent to 2013 and continuing improvements in the economy and the housing market.

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2017	2016
Allowance for credit losses, end of the period:
Individually evaluated for impairment	$—	$—
Total allowance for credit losses	$—	$—
Recorded investment, end of the period:
Individually evaluated for impairment	$9	$12
Collectively evaluated for impairment	2,078	818
Total recorded investment	$2,087	$830

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2017			2016
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9	$9	$—	$12	$12	$—
With an allowance	—	—	—	—	—	—
Total	$9	$9	$—	$12	$12	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

(In millions)	2017	2016
With no related allowance	$10	$12
With an allowance	—	—
Total	$10	$12

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

The following table presents information on delinquent mortgage loans as of December 31, 2017 and 2016.

Mortgage Loan Delinquencies

	2017	2016
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$8	$7
60 – 89 days delinquent	2	3
90 days or more delinquent	12	15
Total past due	22	25
Total current loans	2,065	805
Total mortgage loans	$2,087	$830
In process of foreclosure, included above(2)	$3	$5
Nonaccrual loans	$12	$15
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.59%	1.79%

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

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

For 2017, 2016, and 2015, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2017	2016	2015
Interest contractually due on nonaccrual loans during the period	$1	$1	$1
Interest recognized in income for nonaccrual loans during the period	—	—	—
Shortfall	$1	$1	$1

Delinquencies amounted to 1.11% of the total loans in the Bank’s portfolio as of December 31, 2017, and 3.12% of the total loans in the Bank’s portfolio as of December 31, 2016. The decline in the delinquency percentage was due to the purchase of new loans in 2017 as well as declining delinquencies during 2017. The weighted average age of the Bank’s MPF portfolio was 36 months as of December 31, 2017, and 87 months as of December 31, 2016.

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

The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $3 million as of December 31, 2017, and $3 million as of December 31, 2016. During 2017 and 2016, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

At December 31, 2017, the Bank’s other assets included $1 million of real estate owned (REO) resulting from the foreclosure of 11 mortgage loans held by the Bank. At December 31, 2016, the Bank’s other assets included $1 million of REO resulting from the foreclosure of 12 mortgage loans held by the Bank.

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

Investment Credit Exposure

(In millions)
December 31, 2017
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$500	$—	$—	$—	$500
Housing finance agency bonds:
CalHFA bonds	—	—	187	—	—	—	187
GSEs:
FFCB bonds	—	1,158	—	—	—	—	1,158
Total non-MBS	—	1,158	687	—	—	—	1,845
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	757	—	—	—	—	757
GSEs – single-family:
Freddie Mac	—	2,039	—	—	—	—	2,039
Fannie Mae(2)	—	3,588	7	—	5	—	3,600
Subtotal	—	5,627	7	—	5	—	5,639
GSEs – multifamily:
Freddie Mac	—	4,651	—	—	—	—	4,651
Fannie Mae	—	2,131	—	—	—	—	2,131
Subtotal	—	6,782	—	—	—	—	6,782
Total GSEs	—	12,409	7	—	5	—	12,421
PLRMBS:
Prime	—	—	12	200	642	31	885
Alt-A, option ARM	—	—	—	—	834	—	834
Alt-A, other	2	13	12	57	2,549	302	2,935
Total PLRMBS	2	13	24	257	4,025	333	4,654
Total MBS	2	13,179	31	257	4,030	333	17,832
Total securities	2	14,337	718	257	4,030	333	19,677
Interest-bearing deposits	—	40	1,075	—	—	—	1,115
Securities purchased under agreements to resell	—	11,750	—	—	—	—	11,750
Federal funds sold(3)	—	5,283	5,745	—	—	—	11,028
Total investments	$2	$31,410	$7,538	$257	$4,030	$333	$43,570

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

(3)
Includes $225 million and $130 million at December 31, 2017 and 2016, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

Bank policies set forth the creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be federally insured financial institutions or domestic branches of foreign commercial banks. The general unsecured credit policy limits are as follows:

Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	3
	AA	14	28	3
	A	9	18	3
	BBB	—	6	Overnight
Nonmember counterparty	AAA	15	30	3
	AA	14	28	3
	A	9	18	3

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

The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2017 and 2016.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2017	2016
Interest-bearing deposits	$1,115	$590
Certificates of deposit	500	1,350
Federal funds sold	11,028	4,214
Total	$12,643	$6,154

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2017 and 2016.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2017, 42% of the carrying value of unsecured investments held by the Bank were rated AA, and 76% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2017
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$1,298	$1,763	$3,061
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	1,298	1,763	3,061
U.S. branches and agency offices of foreign commercial banks:
Australia	1,975	—	1,975
Austria	—	650	650
Canada	550	1,350	1,900
France	—	100	100
Japan	—	1,608	1,608
Netherlands	—	804	804
Norway	—	345	345
Singapore	500	—	500
Sweden	1,000	—	1,000
Switzerland	—	500	500
United Kingdom	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	4,025	5,557	9,582
Total unsecured credit exposure	$5,323	$7,320	$12,643

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2017.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2017. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $225 million at December 31, 2017, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At December 31, 2017, 76% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2017
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$3,061	$—	$—	$3,061
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	3,061	—	—	3,061
U.S. branches and agency offices of foreign commercial banks:
Australia	1,225	300	450	1,975
Austria	400	—	250	650
Canada	1,400	—	500	1,900
France	100	—	—	100
Japan	1,108	—	500	1,608
Netherlands	804	—	—	804
Norway	345	—	—	345
Singapore	—	—	500	500
Sweden	1,000	—	—	1,000
Switzerland	—	—	500	500
United Kingdom	200	—	—	200
Total U.S. branches and agency offices of foreign commercial banks	6,582	300	2,700	9,582
Total unsecured credit exposure	$9,643	$300	$2,700	$12,643

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2017.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2017, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2017, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At December 31, 2017, the Bank’s MBS portfolio was 257% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At December 31, 2017, PLRMBS representing 20% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2017, the Bank’s investment in MBS had gross unrealized losses totaling $77 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2017, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2017, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 12.0% over the 12-month period beginning October 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined reflects a best-estimate scenario and includes a base case housing price forecast that reflects the expectations for near- and long-term housing price behavior.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at December 31, 2017:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	5	$144	$(1)	8	$186	$(2)
Total	5	$144	$(1)	8	$186	$(2)

(1)	Amounts are for the three months ended December 31, 2017.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$—	$110	$—	$110
2007	—	—	—	—	244	34	278
2006	—	—	—	—	26	—	26
2005	—	—	—	14	34	—	48
2004 and earlier	—	—	12	186	264	2	464
Total Prime	—	—	12	200	678	36	926
Alt-A, option ARM
2007	—	—	—	—	686	—	686
2006	—	—	—	—	130	—	130
2005	—	—	—	—	136	—	136
Total Alt-A, option ARM	—	—	—	—	952	—	952
Alt-A, other
2008	—	—	—	—	76	—	76
2007	—	—	—	—	740	196	936
2006	—	—	—	—	282	101	383
2005	—	2	—	—	1,421	48	1,471
2004 and earlier	2	12	12	56	281	6	369
Total Alt-A, other	2	14	12	56	2,800	351	3,235
Total par value	$2	$14	$24	$256	$4,430	$387	$5,113

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2017, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2017
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	Below Investment Grade	Unrated	Total
Prime
2008	$—	$102	$—	$102
2007	—	210	34	244
2006	—	10	—	10
2005	—	16	—	16
2004 and earlier	—	33	—	33
Total Prime	—	371	34	405
Alt-A, option ARM
2007	—	687	—	687
2006	—	130	—	130
2005	—	136	—	136
Total Alt-A, option ARM	—	953	—	953
Alt-A, other
2008	—	76	—	76
2007	—	734	196	930
2006	—	282	101	383
2005	—	1,421	48	1,469
2004 and earlier	3	126	4	133
Total Alt-A, other	3	2,639	349	2,991
Total par value	$3	$3,963	$383	$4,349

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2017
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$94	$—	$106	$—	$—	$—	13.06%	30.00%	10.32%
2007	230	(3)	239	(1)	—	(1)	14.27	22.91	2.18
2006	23	—	25	—	—	—	13.08	12.28	4.36
2005	46	—	48	—	—	—	10.39	11.88	15.64
2004 and earlier	463	(3)	466	—	—	—	6.91	4.50	13.80
Total Prime	856	(6)	884	(1)	—	(1)	10.20	13.64	9.73
Alt-A, option ARM
2007	566	(9)	621	—	—	—	19.98	44.22	13.52
2006	98	—	119	—	—	—	16.38	44.91	3.85
2005	50	(1)	94	—	—	—	16.28	22.82	5.12
Total Alt-A, option ARM	714	(10)	834	—	—	—	18.96	41.26	11.00
Alt-A, other
2008	73	—	74	—	—	—	6.56	31.80	21.88
2007	793	(14)	834	(8)	(3)	(11)	18.35	26.95	8.63
2006	273	—	335	—	—	—	17.67	18.44	0.58
2005	1,249	(15)	1,330	(1)	(3)	(4)	12.14	14.44	4.03
2004 and earlier	365	(2)	371	—	—	—	9.88	8.27	19.13
Total Alt-A, other	2,753	(31)	2,944	(9)	(6)	(15)	14.20	18.24	7.09
Total	$4,323	$(47)	$4,662	$(10)	$(6)	$(16)	14.36%	21.70%	8.30%

(1)	Amounts are for the year ended December 31, 2017.
(2) Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $221 million, $176 million, and $643 million, respectively, at December 31, 2017, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $221 million, $154 million, and $589 million, respectively, at December 31, 2017.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2017.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2017
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.9	9.4	32.4	15.1
2007	12.3	3.1	20.1	8.8
2006	13.2	3.0	22.4	6.8
2005	19.6	4.6	19.7	12.8
2004 and earlier	19.8	3.0	21.2	12.9
Total Prime	18.1	4.8	24.2	13.1
Alt-A, option ARM
2007	8.4	33.5	42.1	13.5
2006	7.7	34.8	37.5	3.9
2005	8.6	23.9	35.2	5.1
Total Alt-A, option ARM	8.3	32.3	40.5	11.0
Alt-A, other
2007	12.4	22.7	38.6	4.2
2006	11.1	24.1	38.0	7.2
2005	14.6	18.5	34.7	4.3
2004 and earlier	18.1	10.2	30.6	19.5
Total Alt-A, other	13.8	19.7	35.8	6.6
Total	13.3	20.0	35.2	8.3

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Prime
2008	96.89%	96.60%	92.68%	92.93%	92.87%
2007	86.40	86.17	83.80	84.87	83.93
2006	93.86	93.98	93.21	92.25	92.38
2005	100.58	100.02	99.55	99.44	98.97
2004 and earlier	100.47	100.21	99.70	99.09	98.68
Weighted average of all Prime	95.65	95.44	94.14	94.15	93.71
Alt-A, option ARM
2007	90.43	90.00	87.34	83.66	83.05
2006	91.66	89.62	86.82	83.04	80.76
2005	68.99	65.67	62.10	57.79	57.58
Weighted average of all Alt-A, option ARM	87.53	86.46	83.66	79.82	79.05
Alt-A, other
2008	97.22	96.70	94.73	93.62	93.31
2007	89.07	88.80	87.38	86.49	85.88
2006	87.40	87.02	85.55	83.63	82.57
2005	90.44	90.35	88.96	87.31	87.11
2004 and earlier	100.47	100.21	99.54	99.10	98.51
Weighted average of all Alt-A, other	90.98	90.80	89.60	88.33	87.86
Weighted average of all PLRMBS	91.18%	90.84%	89.36%	87.89%	87.40%

The Bank determined that, as of December 31, 2017, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2017, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2017. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

Uncleared Derivatives. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount). All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers (including interest rate swaps, caps, and floors), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivative transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2017.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2017.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,879	$7	$(5)	$—	$2
Cleared derivatives(2)	85,692	83	(2)	—	81
Liability positions with credit exposure:
Uncleared derivatives
AA	300	(1)	1	—	—
A	638	—	—	—	—
BBB	1,641	(1)	1	—	—
Total derivative positions with credit exposure to nonmember counterparties	93,150	88	(5)	—	83
Member institutions(3)	16	—	—	—	—
Total	93,166	$88	$(5)	$—	$83
Derivative positions without credit exposure	6,443
Total notional	$99,609

December 31, 2016
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,872	$9	$(6)	$—	$3
BBB	826	2	(1)	—	1
Cleared derivatives(2)	55,024	54	8	—	62
Total derivative positions with credit exposure to nonmember counterparties	58,722	65	1	—	66
Member institutions(3)	13	—	—	—	—
Total	58,735	$65	$1	$—	$66
Derivative positions without credit exposure	6,334
Total notional	$65,069

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of December 31, 2017.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2017	2016
+200 basis-point change above current rates	–3.8%	–4.3%
+100 basis-point change above current rates	–1.7	–2.0
–100 basis-point change below current rates(2)	+2.0	+2.5
–200 basis-point change below current rates(2)	+5.0	+6.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of December 31, 2017, were 71 basis points higher for the 1-year term, 28 basis points higher for the 5-year term, and 6 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environments as of December 31, 2017 and 2016, were low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 207% as of December 31, 2017.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 28 basis points in the –200 basis points scenario, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank’s duration gap was one month at December 31, 2017, and one month at December 31, 2016.

Total Bank Duration Gap Analysis

	2017		2016
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$123,385	4	$91,941	6
Liabilities	116,579	3	86,404	5
Net	$6,806	1	$5,537	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2017 and 2016.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2017	2016
+200 basis-point change	–1.7%	–2.2%
+100 basis-point change	–0.7	–1.0
–100 basis-point change(2)	+1.1	+1.3
–200 basis-point change(2)	+3.2	+3.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2017, are comparable to the estimates as of December 31, 2016. LIBOR interest rates as of December 31, 2017, were 71 basis points higher for the 1-year term, 28 basis points higher for the 5-year term, and 6 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environments as of December 31, 2017 and 2016, were low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

Interest Rate Exchange Agreements

A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to market risks inherent in its ordinary course of business, including its lending, investment, and funding activities.

The Bank uses interest rate exchange agreements to implement the following hedging strategies for addressing market risk:

•	To convert fixed rate advances to adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates.

•	To convert certain adjustable rate indexed advances to other adjustable rate structures, which reduces the Bank’s exposure to basis risk.

•
To convert fixed rate consolidated obligations to adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable adjustable rate debt instrument, allowing the Bank to reduce its funding costs.)

•	To convert certain adjustable rate indexed consolidated obligations to other adjustable rate structures, which reduces the Bank’s exposure to basis risk.

•	To reduce the interest rate sensitivity and modify the repricing frequency of assets and liabilities.

•
To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.

•	To offset an embedded option in an advance.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2017 and 2016.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2017	2016
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$16,713	$11,880
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	2	2
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,972	1,432
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	19,401	1,681
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,163	3,677
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	83	30
Subtotal Economic Hedges(1)			27,621	6,822
Total			44,334	18,702
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	5,373	8,371
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	1,106	6,550
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	90	590
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	7,050	500
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to an adjustable rate, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	4,620	—
Subtotal Economic Hedges(1)			12,866	7,640
Total			18,239	16,011

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2017	2016
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,184	490
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	3,357	685
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	865	950
Subtotal Economic Hedges(1)			4,222	1,635
Total			6,406	2,125
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,535	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	26,435	23,244
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	400	450
Total			28,370	25,229
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	750	750
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	2,150
Total			2,230	2,900
Hedged Item: Intermediary Positions and Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	14	89
Total			14	89
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	16	13
Total			16	13
Total Notional Amount			$99,609	$65,069

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

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2017 and 2016.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$16,713	$85	$(88)	$—	$(3)
Non-callable bonds	5,373	(23)	24	—	1
Callable bonds	2,184	(12)	13	—	1
Subtotal	24,270	50	(51)	—	(1)
Not qualifying for hedge accounting:
Advances	27,621	27	—	(28)	(1)
Non-callable bonds	12,866	—	—	(1)	(1)
Callable bonds	4,222	(29)	—	10	(19)
Discount notes	28,370	23	—	—	23
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	16	—	—	—	—
Offsetting derivatives	14	—	—	—	—
Subtotal	75,339	21	—	(19)	2
Total excluding accrued interest	99,609	71	(51)	(19)	1
Accrued interest	—	18	(15)	9	12
Total	$99,609	$89	$(66)	$(10)	$13

December 31, 2016
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,880	$23	$(22)	$—	$1
Non-callable bonds	8,371	7	(8)	—	(1)
Callable bonds	490	(1)	2	—	1
Subtotal	20,741	29	(28)	—	1
Not qualifying for hedge accounting:
Advances	6,822	—	—	2	2
Non-callable bonds	7,640	—	—	(1)	(1)
Callable bonds	1,635	(16)	—	10	(6)
Discount notes	25,229	29	—	—	29
FFCB bonds	750	(1)	—	—	(1)
MBS	2,150	6	—	—	6
Mortgage delivery commitments	13	—	—	—	—
Offsetting derivatives	89	—	—	—	—
Subtotal	44,328	18	—	11	29
Total excluding accrued interest	65,069	47	(28)	11	30
Accrued interest	—	12	(10)	6	8
Total	$65,069	$59	$(38)	$17	$38

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

At December 31, 2017, the Bank had $77.4 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $262.5 billion. At December 31, 2016, the Bank had $49.8 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $204.2 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2017, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original loans as of December 31, 2017 and 2016. For MPF Plus loans, the Bank established an allowance for credit losses totaling de minimis amounts as of December 31, 2017 and 2016.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original loans totaling de minimis amounts as of December 31, 2017 and 2016, and for MPF Plus loans totaling de minimis amounts as of December 31, 2017 and 2016.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2017 and 2016.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2017 and 2016, were repaid or are expected to be repaid according to the contractual terms.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2017:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2017, the Bank measured its REO and certain impaired mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.

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

For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of OTTI credit charges along with the net interest income associated with the securities’ effective yield in net interest income in the Statement of Income. The total accretion or amortization associated with OTTI credit charges was $93 million, $101 million, and $82 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $69 million, $81 million, and $74 million for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, on a cumulative basis, the Bank had recognized $1.5 billion in credit-related OTTI in its Statements of Income. Each reporting period, these losses were based on the Bank’s then-current best estimates of lifetime losses on each security determined to be other-than-temporarily impaired. As housing prices, mortgage credit conditions, and other key inputs into the Bank’s OTTI assumptions and estimates have improved, the Bank has seen significant increases in expected cash flows on previously other-than-temporarily-impaired securities. Based on the Bank’s current assumptions and estimates, the Bank’s estimate of lifetime losses on its other-than-temporarily-impaired securities as of December 31, 2017, is $829 million. As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2017, the Bank estimates that it will accrete approximately $335 million of additional interest income associated with the reduction in OTTI losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 12.0% over the 12-month period beginning October 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For the years ended December 31, 2017, 2016, and 2015, the Bank recorded a credit-related OTTI charge of $16 million, $16 million, and $15 million, respectively.

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

Recent Developments

There are no recent developments for the fourth quarter 2017 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,034.3 billion at December 31, 2017, and $989.3 billion at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $115.6 billion at December 31, 2017, and $83.7 billion at December 31, 2016. The Bank had committed to the issuance of $729 million and $1.5 billion in consolidated obligations at December 31, 2017 and 2016, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2017, the Bank had $1 million in advance commitments and $16.2 billion in standby letters of credit outstanding. At December 31, 2016, the Bank had $6 million in advance commitments and $15.2 billion in standby letters of credit outstanding.

For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Contractual Obligations

The following table summarizes the Bank’s contractual obligations as of December 31, 2017, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

In addition, “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 16 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s market risk management. “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)
December 31, 2017
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$69,734	$9,246	$4,052	$2,076	$85,108
Mandatorily redeemable capital stock	—	306	—	3	309
Capital leases	2	4	3	—	9
Operating leases	5	6	—	—	11
Pension and post-retirement contributions	3	5	7	15	30
Commitments to fund/purchase mortgage loans	16	—	—	—	16
Total contractual obligations	$69,760	$9,567	$4,062	$2,094	$85,483

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2017, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital accounts and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 9, 2018

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$31	$2
Interest-bearing deposits	1,115	590
Securities purchased under agreements to resell	11,750	15,500
Federal funds sold	11,028	4,214
Trading securities(a)	1,164	2,066
Available-for-sale (AFS) securities(a)	3,833	4,489
Held-to-maturity (HTM) securities (fair values were $14,704 and $14,141, respectively)(a)	14,680	14,127
Advances (includes $6,431 and $3,719 at fair value under the fair value option, respectively)	77,382	49,845
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	2,076	826
Accrued interest receivable	119	79
Premises, software, and equipment, net	29	33
Derivative assets, net	83	66
Other assets	95	104
Total Assets	$123,385	$91,941
Liabilities:
Deposits	$281	$169
Consolidated obligations:
Bonds (includes $949 and $1,507 at fair value under the fair value option, respectively)	85,063	50,224
Discount notes	30,440	33,506
Total consolidated obligations	115,503	83,730
Mandatorily redeemable capital stock	309	457
Borrowings from other Federal Home Loan Banks (FHLBanks)	—	1,345
Accrued interest payable	116	67
Affordable Housing Program (AHP) payable	204	205
Derivative liabilities, net	1	2
Other liabilities	165	429
Total Liabilities	116,579	86,404
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
32 shares and 24 shares, respectively	3,243	2,370
Unrestricted retained earnings	2,670	888
Restricted retained earnings	575	2,168
Total Retained Earnings	3,245	3,056
Accumulated other comprehensive income/(loss) (AOCI)	318	111
Total Capital	6,806	5,537
Total Liabilities and Capital	$123,385	$91,941

(a)	At December 31, 2017 and 2016, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2017	2016	2015
Interest Income:
Advances	$874	$477	$291
Prepayment fees on advances, net	1	5	8
Interest-bearing deposits	8	2	—
Securities purchased under agreements to resell	9	12	3
Federal funds sold	115	29	9
Trading securities	17	10	5
AFS securities	239	262	264
HTM securities	285	251	293
Mortgage loans held for portfolio	52	30	33
Total Interest Income	1,600	1,078	906
Interest Expense:
Consolidated obligations:
Bonds	713	410	317
Discount notes	285	136	46
Deposits	3	1	1
Mandatorily redeemable capital stock	32	60	65
Total Interest Expense	1,033	607	429
Net Interest Income	567	471	477
Provision for/(reversal of) credit losses on mortgage loans	—	—	1
Net Interest Income After Mortgage Loan Loss Provision	567	471	476
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(10)	(26)	(31)
Net amount of OTTI loss reclassified to/(from) AOCI	(6)	10	16
Net OTTI loss, credit-related	(16)	(16)	(15)
Net gain/(loss) on trading securities	—	4	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(31)	(40)	(50)
Net gain/(loss) on derivatives and hedging activities	(14)	9	(16)
Gains on litigation settlements, net	119	510	459
Other	20	18	12
Total Other Income/(Loss)	78	485	388
Other Expense:
Compensation and benefits	76	74	67
Other operating expense	70	74	71
Federal Housing Finance Agency	6	6	6
Office of Finance	5	4	4
Quality Jobs Fund expense	60	—	—
Other	7	—	—
Total Other Expense	224	158	148
Income/(Loss) Before Assessment	421	798	716
AHP Assessment	45	86	78
Net Income/(Loss)	$376	$712	$638

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2017	2016	2015
Net Income/(Loss)	$376	$712	$638
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	3	(2)	(2)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Non-credit-related OTTI loss transferred from HTM securities	—	—	(1)
Net change in fair value of other-than-temporarily impaired securities	195	103	(29)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	6	(10)	(15)
Total net non-credit-related OTTI gain/(loss) on AFS securities	201	93	(45)
Net non-credit-related OTTI gain/(loss) on HTM securities:
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	—	(1)
Accretion of non-credit-related OTTI loss	3	5	6
Non-credit-related OTTI loss transferred to AFS securities	—	—	1
Total net non-credit-related OTTI gain/(loss) on HTM securities	3	5	6
Total other comprehensive income/(loss)	207	96	(41)
Total Comprehensive Income/(Loss)	$583	$808	$597

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2014	33	$3,278	$2,065	$294	$2,359	$56	$5,693
Comprehensive income/(loss)			103	535	638	(41)	597
Issuance of capital stock	8	829					829
Repurchase of capital stock	(14)	(1,439)					(1,439)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(4)	(415)					(415)
Transfers from restricted retained earnings			(150)	150	—		—
Cash dividends paid on capital stock (12.39%)				(369)	(369)		(369)
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			150	562	712	96	808
Issuance of capital stock	9	926					926
Repurchase of capital stock	(7)	(753)					(753)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(56)					(56)
Cash dividends paid on capital stock (12.33%)				(284)	(284)		(284)
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			178	198	376	207	583
Issuance of capital stock	12	1,214					1,214
Repurchase of capital stock	(4)	(339)					(339)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Transfers from restricted retained earnings			(1,771)	1,771	—		—
Cash dividends paid on capital stock (7.50%)				(187)	(187)		(187)
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net Income/(Loss)	$376	$712	$638
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(62)	(82)	(80)
Provision for/(reversal of) credit losses on mortgage loans	—	—	1
Change in net fair value of trading securities	—	(4)	2
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	31	40	50
Change in net derivatives and hedging activities	(8)	(24)	(33)
Net OTTI loss, credit-related	16	16	15
Net change in:
Accrued interest receivable	(45)	(22)	16
Other assets	6	(21)	(9)
Accrued interest payable	50	(17)	(20)
Other liabilities	(22)	(16)	109
Total adjustments	(34)	(130)	51
Net cash provided by/(used in) operating activities	342	582	689
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(514)	294	(404)
Securities purchased under agreements to resell	3,750	(5,500)	(9,000)
Federal funds sold	(6,814)	412	2,877
Premises, software, and equipment	(12)	(13)	(12)
Trading securities:
Proceeds from maturities of long-term	902	277	2,339
Purchases of long-term	—	(1,155)	—
AFS securities:
Proceeds from maturities of long-term	933	1,104	996
HTM securities:
Net (increase)/decrease in short-term	850	(1,350)	—
Proceeds from maturities of long-term	3,240	2,927	2,746
Purchases of long-term	(4,901)	(4,639)	—
Advances:
Repaid	1,575,597	1,414,120	1,057,469
Originated	(1,603,226)	(1,413,136)	(1,069,480)
Mortgage loans held for portfolio:
Principal collected	184	175	184
Purchases	(1,413)	(343)	(131)
Proceeds from sales of foreclosed assets	3	3	4
Net cash provided by/(used in) investing activities	(31,421)	(6,824)	(12,412)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2017	2016	2015
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	114	(923)	262
Borrowings from other FHLBanks	(1,345)	1,345	—
Net (payments)/proceeds on derivative contracts with financing elements	—	9	17
Net proceeds from issuance of consolidated obligations:
Bonds	80,506	40,041	38,935
Discount notes	165,408	136,608	106,536
Payments for matured and retired consolidated obligations:
Bonds	(45,622)	(41,514)	(33,968)
Discount notes	(168,491)	(130,761)	(100,717)
Proceeds from issuance of capital stock	1,214	926	829
Payments for repurchase/redemption of mandatorily redeemable capital stock	(150)	(87)	(646)
Payments for repurchase of capital stock	(339)	(753)	(1,439)
Cash dividends paid	(187)	(284)	(369)
Net cash provided by/(used in) financing activities	31,108	4,607	9,440
Net increase/(decrease) in cash and due from banks	29	(1,635)	(2,283)
Cash and due from banks at beginning of the period	2	1,637	3,920
Cash and due from banks at end of the period	$31	$2	$1,637
Supplemental Disclosures:
Interest paid	$990	$578	$412
AHP payments	53	53	53
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	1	1	2
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	—	15
Transfers of capital stock to mandatorily redeemable capital stock	2	56	415

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income in the Statements of Income.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2017, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) from its participating members under the MPF Government product. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the first loss account, and the participating financial institution assuming credit losses in excess of the first loss account, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA for loans purchased prior to April 2017 and BBB for loans purchased thereafter, as determined by the MPF Program methodology.

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

For taking on the credit enhancement obligation, the Bank pays the participating financial institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is typically paid monthly beginning with the month after each delivery of loans. The MPF Original product provides participating financial institutions the option to receive credit enhancement fees on a monthly basis or in an upfront lump sum amount that is included in the purchase price at the time loans are sold to the Bank. The lump sum amount is approximately equivalent to the present value of the monthly credit enhancement fees that the Bank would otherwise be expected to pay over the life of the loans. The MPF Plus product provides for a performance-based credit enhancement fee, which accrues

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

monthly, beginning with the month after each delivery of loans, and is paid to the participating financial institution beginning 12 months later. The performance-based credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the first loss account established for each master commitment. The participating financial institutions obtain supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating financial institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating financial institution its performance-based credit enhancement fee.

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, unamortized credit enhancement fees paid as a lump sum at the time loans are purchased, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method on a retrospective basis over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. A retrospective adjustment is required each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

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

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2017, the Bank’s other assets included $1 of REO resulting from foreclosure of 11 mortgage loans held by the Bank. At December 31, 2016, the Bank’s other assets included $1 of REO resulting from foreclosure of 12 mortgage loans held by the Bank.

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $74 and $61 at December 31, 2017 and 2016, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $16 for 2017, $12 for 2016, and $8 for 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The cost of computer software developed or obtained for internal use is capitalized and depreciated over future periods. At December 31, 2017 and 2016, the Bank had $10 and $17 in unamortized computer software costs respectively. Depreciation of computer software costs charged to expense was $9, $8, and $6 in 2017, 2016, and 2015, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $6, $13, and $7, in 2017, 2016, and 2015, respectively.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the Statements of Income. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2018, and was adopted retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Statements of Income. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures.

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statements of Cash Flows. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2018. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

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

The guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance affected the Bank’s disclosures. However, the requirement to present the instrument-specific credit risk in other comprehensive income did not have any effect on the Bank’s financial condition, results of operations, and cash flows.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. In 2016 and 2017, the FASB issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance became effective for the Bank for interim and annual periods beginning on January 1, 2018. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other accounting guidance under U.S. GAAP, the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows was not material.

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $30 for 2017 and $44 for 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2017 and 2016, was as follows:

	December 31, 2017	December 31, 2016
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,158	$2,058
MBS – Other U.S. obligations – Ginnie Mae	6	8
Total	$1,164	$2,066

The net unrealized gain/(loss) on trading securities was de minimis, $4, and $(2) for the years ended December 31, 2017, and 2016, and 2015, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of December 31, 2017 and 2016, were as follows:

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$335	$—	$29	$—	$364
Alt-A, option ARM	714	(10)	130	—	834
Alt-A, other	2,447	(23)	211	—	2,635
Total	$3,496	$(33)	$370	$—	$3,833

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$413	$(1)	$22	$—	$434
Alt-A, option ARM	853	(31)	77	(2)	897
Alt-A, other	3,087	(82)	154	(1)	3,158
Total	$4,353	$(114)	$253	$(3)	$4,489

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At December 31, 2017, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $801. At December 31, 2016, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $941.

The following table summarizes the AFS securities with unrealized losses as of December 31, 2017 and 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$11	$—	$11	$—
Alt-A, option ARM	—	—	144	10	144	10
Alt-A, other	5	—	356	23	361	23
Total	$5	$—	$511	$33	$516	$33

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$14	$1	$14	$1
Alt-A, option ARM	14	—	249	33	263	33
Alt-A, other	57	—	1,048	83	1,105	83
Total	$71	$—	$1,311	$117	$1,382	$117

As indicated in the tables above, as of December 31, 2017, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$500	$—	$—	$500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	187	—	187	—	(9)	178
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	751	—	751	1	(1)	751
GSEs – single-family:
Freddie Mac	2,039	—	2,039	12	(15)	2,036
Fannie Mae	3,600	—	3,600	34	(8)	3,626
Subtotal GSEs – single-family	5,639	—	5,639	46	(23)	5,662
GSEs – multifamily:
Freddie Mac	4,651	—	4,651	6	(6)	4,651
Fannie Mae	2,131	—	2,131	2	—	2,133
Subtotal GSEs – multifamily	6,782	—	6,782	8	(6)	6,784
Subtotal GSEs	12,421	—	12,421	54	(29)	12,446
PLRMBS:
Prime	521	—	521	5	(6)	520
Alt-A, other	306	(6)	300	11	(2)	309
Subtotal PLRMBS	827	(6)	821	16	(8)	829
Total MBS	13,999	(6)	13,993	71	(38)	14,026
Total	$14,686	$(6)	$14,680	$71	$(47)	$14,704

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$1,350	$—	$1,350	$—	$—	$1,350
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	225	—	225	—	(18)	207
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	951	—	951	5	(1)	955
GSEs – single-family:
Freddie Mac	2,793	—	2,793	23	(15)	2,801
Fannie Mae	5,037	—	5,037	47	(14)	5,070
Subtotal GSEs – single-family	7,830	—	7,830	70	(29)	7,871
GSEs – multifamily:
Freddie Mac	1,556	—	1,556	—	(1)	1,555
Fannie Mae	1,058	—	1,058	—	(1)	1,057
Subtotal GSEs – multifamily	2,614	—	2,614	—	(2)	2,612
Subtotal GSEs	10,444	—	10,444	70	(31)	10,483
PLRMBS:
Prime	707	—	707	2	(15)	694
Alt-A, other	459	(9)	450	11	(9)	452
Subtotal PLRMBS	1,166	(9)	1,157	13	(24)	1,146
Total MBS	12,561	(9)	12,552	88	(56)	12,584
Total	$14,136	$(9)	$14,127	$88	$(74)	$14,141

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At December 31, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $19, discounts of $24, and credit-related OTTI of $7. At December 31, 2016, the amortized cost of the Bank’s MBS classified as HTM included premiums of $29, discounts of $34, and credit-related OTTI of $8.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2017 and 2016. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$178	$9	$178	$9
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	406	1	—	—	406	1
GSEs – single-family:
Freddie Mac	895	9	323	6	1,218	15
Fannie Mae	702	4	205	4	907	8
Subtotal GSEs – single-family	1,597	13	528	10	2,125	23
GSEs – multifamily:
Freddie Mac	1,058	6	—	—	1,058	6
Fannie Mae	456	—	—	—	456	—
Subtotal GSEs – multifamily	1,514	6	—	—	1,514	6
Subtotal GSEs	3,111	19	528	10	3,639	29
PLRMBS:
Prime	2	—	202	6	204	6
Alt-A, other	15	—	191	8	206	8
Subtotal PLRMBS	17	—	393	14	410	14
Total MBS	3,534	20	921	24	4,455	44
Total	$3,534	$20	$1,099	$33	$4,633	$53

December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$193	$18	$193	$18
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	190	1	—	—	190	1
GSEs – single-family:
Freddie Mac	1,498	15	3	—	1,501	15
Fannie Mae	2,665	12	96	2	2,761	14
Subtotal GSEs – single-family	4,163	27	99	2	4,262	29
GSEs – multifamily:
Freddie Mac	1,007	1	—	—	1,007	1
Fannie Mae	387	1	—	—	387	1
Subtotal GSEs – multifamily	1,394	2	—	—	1,394	2
Subtotal GSEs	5,557	29	99	2	5,656	31
PLRMBS:
Prime	1	—	517	15	518	15
Alt-A, other	—	—	452	18	452	18
Subtotal PLRMBS	1	—	969	33	970	33
Total MBS	5,748	30	1,068	35	6,816	65
Total	$5,748	$30	$1,261	$53	$7,009	$83

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2017 and 2016, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$500	$500	$500
Due after 5 years through 10 years	12	12	12
Due after 10 years	175	175	166
Subtotal	687	687	678
MBS	13,999	13,993	14,026
Total	$14,686	$14,680	$14,704

December 31, 2016
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$1,350	$1,350	$1,350
Due after 5 years through 10 years	35	35	34
Due after 10 years	190	190	173
Subtotal	1,575	1,575	1,557
MBS	12,561	12,552	12,584
Total	$14,136	$14,127	$14,141

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2017, using two third-party models. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

forecast with projected changes ranging from a decrease of 5.0% to an increase of 12.0% over the 12-month period beginning October 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined reflects a best-estimate scenario and includes a base case housing price forecast that reflects the expectations for near- and long-term housing price behavior.

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

For securities determined to be other-than-temporarily impaired as of December 31, 2017 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2017, and the related current credit enhancement for the Bank.

December 31, 2017
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, other
2007	10.4	29.5	39.4	0.7
2006	10.8	20.2	39.2	25.0
2005	13.5	17.8	34.6	2.9
2004 and earlier	14.0	1.7	31.4	9.3
Total Alt-A, other	11.5	23.4	37.8	7.5
Total	11.5	23.4	37.8	7.5

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2017, 2016, and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017	2016	2015
Balance, beginning of the period	$1,183	$1,255	$1,314
Additional charges on securities for which OTTI was previously recognized(1)	16	16	15
Securities matured during the period(2)	(1)	(7)	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(69)	(81)	(74)
Balance, end of the period	$1,129	$1,183	$1,255

(1)
For the years ended December 31, 2017, 2016, and 2015, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2017, 2016, and 2015, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $93, $101, and $82 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the years ended December 31, 2017 and 2016.

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2017 and 2016, by loan collateral type:

December 31, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$405	$335	$364	$—	$—	$—	$—
Alt-A, option ARM	953	714	834	—	—	—	—
Alt-A, other	2,927	2,447	2,635	64	59	53	63
Total	$4,285	$3,496	$3,833	$64	$59	$53	$63

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2016
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$498	$413	$434	$—	$—	$—	$—
Alt-A, option ARM	1,134	853	897	—	—	—	—
Alt-A, other	3,650	3,087	3,158	93	88	79	91
Total	$5,282	$4,353	$4,489	$93	$88	$79	$91

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2017, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2017, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2017, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2017, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.79% to 8.57% at December 31, 2017, and 0.43% to 8.57% at December 31, 2016, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017		2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$46,403	1.46%	$22,902	0.78%
After 1 year through 2 years	16,287	1.61	7,608	1.36
After 2 years through 3 years	5,423	1.73	9,410	1.22
After 3 years through 4 years	6,719	1.69	2,083	1.39
After 4 years through 5 years	1,741	2.10	6,423	1.24
After 5 years	913	3.13	1,431	2.60
Total par value	77,486	1.57%	49,857	1.09%
Valuation adjustments for hedging activities	(88)		(22)
Valuation adjustments under fair value option	(16)		10
Total	$77,382		$49,845

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,619 at December 31, 2017, and $3,647 at December 31, 2016. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $18,373 at December 31, 2017, and $15,505 at December 31, 2016.

The Bank’s advances at December 31, 2017 and 2016, included $0 and $125 of putable advances, respectively. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at December 31, 2017 and 2016, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2017	2016	2017	2016
Within 1 year	$52,624	$25,784	$46,403	$22,927
After 1 year through 2 years	12,593	11,078	16,287	7,583
After 2 years through 3 years	7,973	4,465	5,423	9,410
After 3 years through 4 years	1,719	5,782	6,719	2,083
After 4 years through 5 years	1,729	1,421	1,741	6,423
After 5 years	848	1,327	913	1,431
Total par value	$77,486	$49,857	$77,486	$49,857

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2017 and 2016. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017

Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Charles Schwab Bank	$15,000	19%	$40	5%
JPMorgan Chase Bank, National Association(2)	11,363	15	174	19
First Republic Bank	8,400	11	112	12
MUFG Union Bank, National Association	7,250	9	48	5
Bank of the West	6,409	8	87	10
Subtotal	48,422	62	461	51
Others	29,064	38	438	49
Total par value	$77,486	100%	$899	100%

December 31, 2016

Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$14,807	30%	$119	23%
Bank of the West	7,305	14	49	9
First Republic Bank	5,900	12	70	13
CIT Bank, N.A.	2,411	5	28	5
Star One Credit Union	2,024	4	27	5
Subtotal	32,447	65	293	55
Others	17,410	35	240	45
Total par value	$49,857	100%	$533	100%

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

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2017 and 2016, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017	2016
Par value of advances:
Fixed rate:
Due within 1 year	$31,767	$13,486
Due after 1 year	13,022	10,845
Total fixed rate	44,789	24,331
Adjustable rate:
Due within 1 year	14,636	9,416
Due after 1 year	18,061	16,110
Total adjustable rate	32,697	25,526
Total par value	$77,486	$49,857

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

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2017 or 2016. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2017, 2016, and 2015, as follows:

	2017	2016	2015
Prepayment fees received	$1	$6	$28
Fair value adjustments	—	(1)	(20)
Net	$1	$5	$8
Advance principal prepaid	$8,469	$3,459	$2,229

Note 9 — Mortgage Loans Held for Portfolio

Under the MPF® Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the FHA or guaranteed by the Department of VA under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. As of December 31, 2017, the Bank had approved 23 members as participating financial institutions since renewing its participation in the MPF Program in 2013.

From May 2002 through October 2006, the Bank purchased conventional conforming fixed rate mortgage loans from its participating financial institutions under the MPF Original and MPF Plus products. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of December 31, 2017 and 2016, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2017	2016
Fixed rate medium-term mortgage loans	$32	$55
Fixed rate long-term mortgage loans	1,973	759
Subtotal	2,005	814
Unamortized premiums	76	18
Unamortized discounts	(5)	(6)
Mortgage loans held for portfolio	2,076	826
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$2,076	$826

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

For taking on the credit enhancement obligation, the Bank pays the participating financial institution or any successor a credit enhancement fee, typically 10 basis points per annum, which is calculated on the remaining unpaid principal balance of the mortgage loans. A participating financial institution may elect to receive the credit enhancement fees monthly over the life of the loans or as an upfront lump sum amount that is included in the purchase price at the time loans are sold to the Bank. The lump sum amount is approximately equivalent to the present value of the monthly credit enhancement fees that the Bank would otherwise be expected to pay over the life of the loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 million in 2017 and de minimis amounts in 2016 and 2015.

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

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2017 and 2016, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2017 and 2016, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during December 31, 2017 and 2016.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2017, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

No member institutions were placed into receivership during 2017 or from January 1, 2018 to February 28, 2018.

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
The following table presents information on delinquent mortgage loans as of December 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017	2016
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$8	$7
60 – 89 days delinquent	2	3
90 days or more delinquent	12	15
Total past due	22	25
Total current loans	2,065	805
Total mortgage loans	$2,087	$830
In process of foreclosure, included above(2)	$3	$5
Nonaccrual loans	$12	$15
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.59%	1.79%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2017 and 2016. Net charge-offs of allowance for credit losses on the mortgage loan portfolio were $2 during the year ended December 31, 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2017	2016
Allowance for credit losses, end of the period:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	—	—
Total allowance for credit losses	$—	$—
Recorded investment, end of the period:
Individually evaluated for impairment	$9	$12
Collectively evaluated for impairment	2,078	818
Total recorded investment	$2,087	$830

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2017			2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9	$9	$—	$12	$12	$—
With an allowance	—	—	—	—	—	—
Total	$9	$9	$—	$12	$12	$—

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	2017	2016
With no related allowance	$10	$12
With an allowance	—	—
Total	$10	$12

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2017 and 2016.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of December 31, 2017 and 2016.

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

The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $3 as of December 31, 2017, and $3 as of December 31, 2016. During 2017 and 2016, the difference between the pre- and post-modification recorded investment in TDRs that occurred during the year was de minimis. None of the MPF loans classified as TDRs within the previous 12 months experienced a payment default.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2017 and 2016, were repaid or are expected to be repaid according to the contractual terms.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits as of December 31, 2017 and 2016, were as follows:

	2017	2016
Interest-bearing deposits:
Demand and overnight	$263	$167
Total interest-bearing deposits	263	167
Non-interest-bearing deposits	18	2
Total	$281	$169

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2017 and 2016, are detailed in the following table:

	2017		2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposit – Adjustable rate	$263	1.10%	$167	0.01%
Non-interest-bearing deposits	18		2
Total	$281		$169

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,034,260 at December 31, 2017, and $989,311 at December 31, 2016. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2017, the Bank had qualifying assets totaling $123,177, and the Bank's participation in consolidated obligations outstanding was $115,503.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond.

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

•
Range bonds, which have coupons at fixed or variable rates and pay the fixed or variable rate as long as a reference rate is within an established range, but generally pay zero percent or a minimal interest rate if the specified reference rate is outside the established range.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2017 and 2016.

	2017		2016
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$69,734	1.33%	$33,879	0.82%
After 1 year through 2 years	6,461	1.42	10,597	0.99
After 2 years through 3 years	2,785	1.74	1,318	1.32
After 3 years through 4 years	2,058	1.78	1,055	1.84
After 4 years through 5 years	1,994	2.15	1,350	1.59
After 5 years	2,076	2.80	2,021	2.42
Total par value	85,108	1.41%	50,220	0.98%
Unamortized premiums	9		15
Unamortized discounts	(11)		(9)
Valuation adjustments for hedging activities	(37)		6
Fair value option valuation adjustments	(6)		(8)
Total	$85,063		$50,224

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $9,612 at December 31, 2017, and $4,670 at December 31, 2016. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $6,406 at December 31, 2017, and $2,125 at December 31, 2016. The combined sold callable swaps and callable bonds enable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at December 31, 2017 and 2016, was as follows:

	2017	2016
Par value of consolidated obligation bonds:
Non-callable	$75,496	$45,550
Callable	9,612	4,670
Total par value	$85,108	$50,220

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2017 and 2016, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2017	2016
Within 1 year	$78,606	$38,099
After 1 year through 2 years	5,326	10,747
After 2 years through 3 years	935	743
After 3 years through 4 years	85	455
After 4 years through 5 years	55	85
After 5 years	101	91
Total par value	$85,108	$50,220

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2017		2016
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$30,494	1.24%	$33,529	0.46%
Unamortized discounts	(54)		(23)
Total	$30,440		$33,506

(1) Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2017 and 2016, are detailed in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017	2016
Par value of consolidated obligations:
Bonds:
Fixed rate	$17,967	$15,960
Adjustable rate	66,276	33,435
Step-up	565	515
Step-down	200	200
Fixed rate that converts to adjustable rate	—	10
Range bonds	100	100
Total bonds, par value	85,108	50,220
Discount notes, par value	30,494	33,529
Total consolidated obligations, par value	$115,602	$83,749

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

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2017 or 2016. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 19 – Fair Value.

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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

year. There was no AHP shortfall, as described above, in 2017, 2016, or 2015. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2017, 2016, or 2015.

The Bank's total AHP assessments equaled $45, $86, and $78 during 2017, 2016, and 2015, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2017	2016	2015
Balance, beginning of the period	$205	$172	$147
AHP assessments	45	86	78
AHP voluntary contributions	7	—	—
AHP grant payments	(53)	(53)	(53)
Balance, end of the period	$204	$205	$172

All subsidies were distributed in the form of direct grants in 2017, 2016, and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 14 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2017, 2016, and 2015:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2014	$88	$(20)	$(12)	56
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	(18)	(1)		(19)
Non-credit-related OTTI loss transferred	(1)	1		—
Net change in fair value	(29)			(29)
Accretion of non-credit-related OTTI loss		6		6
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	3	—		3
Net current period other comprehensive income/(loss)	(45)	6	(2)	(41)
Balance, December 31, 2015	$43	$(14)	$(14)	15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			(2)	(2)
Non-credit-related OTTI loss	(17)	—		(17)
Net change in fair value	103			103
Accretion of non-credit-related OTTI loss		5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	7	—		7
Net current period other comprehensive income/(loss)	93	5	(2)	96
Balance, December 31, 2016	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			3	3
Non-credit-related OTTI loss	(4)	—		(4)
Net change in fair value	195			195
Accretion of non-credit-related OTTI loss		3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	10	—		10
Net current period other comprehensive income/(loss)	201	3	3	207
Balance, December 31, 2017	$337	$(6)	$(13)	$318

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

As of December 31, 2017 and 2016, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2017		2016
	Required	Actual	Required	Actual
Risk-based capital	$2,023	$6,797	$2,241	$5,883
Total regulatory capital	$4,935	$6,797	$3,678	$5,883
Total regulatory capital ratio	4.00%	5.51%	4.00%	6.40%
Leverage capital	$6,169	$10,195	$4,597	$8,825
Leverage ratio	5.00%	8.26%	5.00%	9.60%

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

The Bank had mandatorily redeemable capital stock totaling $309 outstanding to seven institutions at December 31, 2017, and $457 outstanding to six institutions at December 31, 2016. The change in mandatorily redeemable capital stock for the years ended December 31, 2017, 2016, and 2015, was as follows:

	2017	2016	2015
Balance at the beginning of the period	$457	$488	$719
Reclassified from/(to) capital during the period(1)	2	56	415
Redemption of mandatorily redeemable capital stock	(75)	(28)	(53)
Repurchase of excess mandatorily redeemable capital stock	(75)	(59)	(593)
Balance at the end of the period	$309	$457	$488

(1)
The Bank reclassified $403 of capital stock to mandatorily redeemable capital stock (a liability) on September 1, 2015, as a result of the merger of JPMorgan B&T with an into JPMorgan Chase, a nonmember of the Bank.

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $32, $60, and $65 for the years ended December 31, 2017, 2016, and 2015, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2017 and 2016.

Contractual Redemption Period	2017	2016
After 2 years through 3 years	$306	$—
After 3 years through 4 years	—	379
Past contractual redemption date because of remaining activity(1)	3	78
Total	$309	$457

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices, with respect to retained earnings, dividend payments, and the repurchase of excess capital stock. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 207% as of December 31, 2017.

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

The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE Agreement). Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of total retained earnings of $2,300 for loss protection, capital compliance, and business growth. In January 2018, the methodology was further revised to provide a required level of total retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends.

The following tables summarize the activity related to retained earnings for the years ended December 31, 2017 and 2016:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2015	$610	$10	$1,650	$358	$2,018	$2,628
Net income	562	8	—	142	150	712
Cash dividends on capital stock	(284)					(284)
Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056
Net income	198	3	100	75	178	376
Cash dividends on capital stock	(187)					(187)
Transfers from restricted retained earnings	1,771	(21)	(1,750)	—	(1,771)	—
Balance, December 31, 2017	$2,670	$—	$—	$575	$575	$3,245

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2017, the Bank’s excess capital stock totaled $493, or 0.40% of total assets.

In 2017, the Bank paid dividends at an annualized rate of 7.50%, totaling $219, including $187 in dividends on capital stock and $32 in dividends on mandatorily redeemable capital stock. In 2016, the Bank paid dividends at an annualized rate of 12.33%, totaling $344, including $284 in dividends on capital stock and $60 in dividends on mandatorily redeemable capital stock. The dividends paid in 2016 included four quarterly dividends and a special

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

dividend in the amount of $100, including $83 on capital stock and $17 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2018, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2017 at an annualized rate of 7.00%, totaling $59, including $53 in dividends on capital stock and $6 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 21, 2018. The Bank expects to pay the dividend on March 15, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2018.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $414 and $812 in excess capital stock during 2017 and 2016, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2017 and 2016, the Bank redeemed $75 and $28, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

The Framework sets forth the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on a regular quarterly basis, at the Bank’s discretion and subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy and capital plan limitations. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. In addition, at the Bank’s discretion, all of the excess stock held by a member may be repurchased upon request of a member, subject to the requirements and limitations mentioned above. In accordance with the Framework, each quarter Bank management evaluates and determines the amount of capital stock to be repurchased in that quarter, if any, giving consideration to certain capital metrics and capital management objectives and strategies, and subject to the requirements and limitations mentioned above. At least 15 calendar days before any repurchase, the Bank will notify shareholders of its intention to repurchase capital stock and of the scheduled repurchase date. On the scheduled repurchase date, the Bank will calculate the amount of stock to be repurchased to ensure that each member and nonmember shareholder will continue to meet its minimum stock requirement after the repurchase.

On February 21, 2018, the Bank announced that it plans to repurchase the surplus capital stock of all members and the excess capital stock of all nonmember shareholders on March 16, 2018.

Excess capital stock totaled $493 as of December 31, 2017, which included surplus capital stock of $317. Excess capital stock totaled $488 as of December 31, 2016, which included surplus capital stock of $325.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2017 or 2016.

	2017		2016
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Charles Schwab Bank	$405	11%	$81	3%
JPMorgan Chase Bank, National Association(1)	307	9	400	14
Subtotal	712	20	481	17
Others	2,840	80	2,346	83
Total	$3,552	100%	$2,827	100%

(1)	The capital stock held by this nonmember institution is classified as mandatorily redeemable capital stock.

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

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the period	$51	$21	$2	$46	$24	$2
Service cost	3	2	—	3	1	—
Interest cost	2	1	—	1	1	—
Actuarial (gain)/loss	2	—	—	2	1	—
Settlements	—	(3)	—	—	(6)	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the period	57	21	2	51	21	2
Change in plan assets
Fair value of plan assets, beginning of the period	53	—	—	43	—	—
Actual return on plan assets	9	—	—	3	—	—
Settlements	—	(3)	—	—	(6)	—
Employer contributions	2	3	—	8	6	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the period	63	—	—	53	—	—
Funded status at the end of the period	$6	$(21)	$(2)	$2	$(21)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2017 and 2016, consist of:

	2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other assets/(liabilities)	$6	$(21)	$(2)	$2	$(21)	$(2)

Amounts recognized in AOCI at December 31, 2017 and 2016, consist of:

	2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$11	$3	$(1)	$14	$3	$(1)

The following table presents information for pension plans with assets in excess of benefit obligations and for pension plans with benefit obligations in excess of plan assets at December 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$57	$21	$2	$51	$21	$2
Accumulated benefit obligation	56	20	2	50	21	2
Fair value of plan assets	63	—	—	53	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2017, 2016, and 2015, were as follows:

	2017			2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$2	$—	$3	$1	$—	$3	$1	$—
Interest cost	2	1	—	1	1	—	2	1	—
Expected return on plan assets	(4)	—	—	(3)	—	—	(3)	—	—
Amortization of net loss/(gain)	1	—	—	1	—	—	—	1	(1)
Settlement loss	—	—	—	—	1	—	—	—	—
Net periodic benefit cost	2	3	—	2	3	—	2	3	(1)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	(2)	—	—	3	1	—	3	(1)	—
Amortization of net loss/(gain)	(1)	—	—	(1)	—	—	—	(1)	1
Prior service cost recognized due to settlement loss	—	—	—	—	(1)	—	—	—	—
Total recognized in other comprehensive income	(3)	—	—	2	—	—	3	(2)	1
Total recognized in net periodic benefit cost and other comprehensive income	$(1)	$3	$—	$4	$3	$—	$5	$1	$—
The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2018 are de minimis.

Weighted average assumptions used to determine the benefit obligations at December 31, 2017 and 2016, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.25%	3.25%	3.50%	3.50%	3.50%	4.00%
Rate of salary increase	3.00% through 2018, 4.00% thereafter	3.00% through 2018, 4.00% thereafter	—	3.00% through 2017 4.00% thereafter	3.00% through 2017 4.00% thereafter	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2017, 2016, and 2015, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2017			2016			2015
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.50%	3.50%	4.00%	3.75%	3.75%	4.00%	3.50%	3.50%	3.75%
Rate of salary increase	3.00% through 2017, 4.00% thereafter	3.00% through 2017, 4.00% thereafter	—	3.00% through 2016 4.00% thereafter	3.00% through 2016 4.00% thereafter	—	3.00% through 2015 4.00% thereafter	3.00% through 2015 4.00% thereafter	—
Expected return on plan assets	7.75%	—	—	7.75%	—	—	8.00%	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2017 and 2016, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

	2017				2016
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Equity mutual funds	40	—	—	40	32	—	—	32
Fixed income mutual funds	18	—	—	18	16	—	—	16
Real estate mutual funds	2	—	—	2	2	—	—	2
Other mutual funds	2	—	—	2	2	—	—	2
Total	$63	$—	$—	$63	$53	$—	$—	$53

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

The Cash Balance Plan's weighted average asset allocation at December 31, 2017 and 2016, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2017	2016
Cash and cash equivalents	2%	3%
Equity mutual funds	63	61
Fixed income mutual funds	28	29
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%

The Bank contributed $2 in 2017 and expects to contribute $3 in 2018 to the Cash Balance Plan. The Bank contributed $3 in 2017 and expects to contribute a de minimis amount in 2018 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2018	$4	$—	$—
2019	4	5	—
2020	4	—	—
2021	4	1	—
2022	16	6	—
2023 – 2027	20	14	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2017, 2016, and 2015, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2017, 2016, and 2015, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank's obligation for this plan at December 31, 2017, 2016, and 2015, was $44, $37, and $35, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $13 and $13 for incentive compensation at December 31, 2017 and 2016, respectively.

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
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion related income, which is a result of improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less the provision for credit losses on mortgage loans.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2017, 2016, and 2015.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2017	$234	$325	$559	$—	$(40)	$32	$567	$78	$224	$421
2016	154	338	492	(7)	(32)	60	471	485	158	798
2015	155	351	506	(17)	(18)	65	476	388	148	716

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $93, $101, and $82 for the years ended December 31, 2017, 2016, and 2015, respectively. The mortgage-related business does not include credit-related OTTI losses of $16, $16, and $15 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2017, 2016, and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business	Total Assets
2017	$103,426	$19,959	$123,385
2016	74,018	17,923	91,941
2015	69,047	16,651	85,698

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

The Bank primarily uses the following derivative instruments:

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is either indexed to LIBOR or to the overnight index swap rate.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members or offsetting derivatives with other counterparties was $14 and $89, at December 31, 2017 and 2016, respectively.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2017 and 2016. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2017			2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$24,270	$92	$27	$20,741	$67	$32
Total	24,270	92	27	20,741	67	32
Derivatives not designated as hedging instruments:
Interest rate swaps	73,760	81	57	42,135	67	49
Interest rate caps and floors	1,563	1	1	2,180	6	—
Mortgage delivery commitments	16	—	—	13	—	—
Total	75,339	82	58	44,328	73	49
Total derivatives before netting and collateral adjustments	$99,609	174	85	$65,069	140	81
Netting adjustments and cash collateral(1)		(91)	(84)		(74)	(79)
Total derivative assets and total derivative liabilities		$83	$1		$66	$2

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met. Cash collateral posted and related accrued interest was $10 and $22 at December 31, 2017 and 2016, respectively. Cash collateral received and related accrued interest was $18 and $16 at December 31, 2017 and 2016, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(1)	$(2)	$(10)
Total net gain/(loss) related to fair value hedge ineffectiveness	(1)	(2)	(10)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	8	39	13
Interest rate caps and floors	(5)	(1)	(3)
Net settlements	(40)	(32)	(18)
Mortgage delivery commitments	24	5	2
Total net gain/(loss) related to derivatives not designated as hedging instruments	(13)	11	(6)
Net gain/(loss) on derivatives and hedging activities	$(14)	$9	$(16)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2017, 2016, and 2015.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2017:
Advances	$63	$(66)	$(3)	$(27)
Consolidated obligation bonds	(41)	43	2	27
Total	$22	$(23)	$(1)	$—
Year ended December 31, 2016:
Advances	$63	$(62)	$1	$(55)
Consolidated obligation bonds	(135)	132	(3)	180
Total	$(72)	$70	$(2)	$125
Year ended December 31, 2015:
Advances	$19	$(20)	$(1)	$(106)
Consolidated obligation bonds	(170)	161	(9)	257
Total	$(151)	$141	$(10)	$151

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2017, was $6, for which the Bank had posted cash collateral of $6 in the ordinary course of business.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Derivative Instruments Meeting Netting Requirements			Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities

Derivative Assets
Uncleared	$35	$(33)	$2	$41	$(37)	$4
Cleared	139	(58)	81	99	(37)	62
Total			$83			$66
Derivative Liabilities
Uncleared	$29	$(28)	$1	$37	$(35)	$2
Cleared	56	(56)	—	44	(44)	—
Total			$1			$2

Note 19 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2017 and 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2017 and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$31	$31	$31	$—	$—	$—
Interest-bearing deposits	1,115	1,115	1,115	—	—	—
Securities purchased under agreements to resell	11,750	11,750	—	11,750	—	—
Federal funds sold	11,028	11,029	—	11,029	—	—
Trading securities	1,164	1,164	—	1,164	—	—
AFS securities	3,833	3,833	—	—	3,833	—
HTM securities	14,680	14,704	—	13,697	1,007	—
Advances	77,382	77,437	—	77,437	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,076	2,075	—	2,075	—	—
Accrued interest receivable	119	119	—	119	—	—
Derivative assets, net(1)	83	83	—	174	—	(91)
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	281	281	—	281	—	—
Consolidated obligations:
Bonds	85,063	84,938	—	84,938	—	—
Discount notes	30,440	30,437	—	30,437	—	—
Total consolidated obligations	115,503	115,375	—	115,375	—	—
Mandatorily redeemable capital stock	309	309	309	—	—	—
Accrued interest payable	116	116	—	116	—	—
Derivative liabilities, net(1)	1	1	—	85	—	(84)
Other
Standby letters of credit	19	19	—	19	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	590	590	590	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	4,214	4,214	—	4,214	—	—
Trading securities	2,066	2,066	—	2,066	—	—
AFS securities	4,489	4,489	—	—	4,489	—
HTM securities	14,127	14,141	—	12,788	1,353	—
Advances	49,845	49,921	—	49,921	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	826	845	—	845	—	—
Accrued interest receivable	79	79	—	79	—	—
Derivative assets, net(1)	66	66	—	140	—	(74)
Other assets(2)	11	11	11	—	—	—
Liabilities
Deposits	169	169	—	169	—	—
Consolidated obligations:
Bonds	50,224	50,188	—	50,188	—	—
Discount notes	33,506	33,505	—	33,505	—	—
Total consolidated obligations	83,730	83,693	—	83,693	—	—
Mandatorily redeemable capital stock	457	457	457	—	—	—
Borrowings from other FHLBanks	1,345	1,345	—	1,345	—	—
Accrued interest payable	67	67	—	67	—	—
Derivative liabilities, net(1)	2	2	—	81	—	(79)
Other
Standby letters of credit	24	24	—	24	—	—

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral and related accrued interest, where the netting requirements have been met.

(2)	Represents publicly traded mutual funds held in a grantor trust.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2017:

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

As of December 31, 2017, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2017 and 2016, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,158	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	6	—	—	6
Total trading securities	—	1,164	—	—	1,164
AFS securities:
PLRMBS	—	—	3,833	—	3,833
Total AFS securities	—	—	3,833	—	3,833
Advances(2)	—	6,431	—	—	6,431
Derivative assets, net: interest rate-related	—	174	—	(91)	83
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$7,769	$3,833	$(91)	$11,520
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$949	$—	$—	$949
Derivative liabilities, net: interest rate-related	—	85	—	(84)	1
Total recurring fair value measurements – Liabilities	$—	$1,034	$—	$(84)	$950
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$3	$—	$3
Total nonrecurring fair value measurements – Assets	$—	$—	$3	$—	$3

December 31, 2016
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,058	$—	$—	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	—	8	—	—	8
Total trading securities	—	2,066	—	—	2,066
AFS securities:
PLRMBS	—	—	4,489	—	4,489
Total AFS securities	—	—	4,489	—	4,489
Advances(2)	—	3,719	—	—	3,719
Derivative assets, net: interest rate-related	—	140	—	(74)	66
Other assets	11	—	—	—	11
Total recurring fair value measurements – Assets	$11	$5,925	$4,489	$(74)	$10,351
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,507	$—	$—	$1,507
Derivative liabilities, net: interest rate-related	—	81	—	(79)	2
Total recurring fair value measurements – Liabilities	$—	$1,588	$—	$(79)	$1,509
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$5	$—	$5
Total nonrecurring fair value measurements – Assets	$—	$—	$5	$—	$5

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)	Represents advances recorded under the fair value option at December 31, 2017 and 2016.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2017 and 2016.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2017 and 2016.

The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Balance, beginning of the period	$4,489	$5,414	$6,371
Total gain/(loss) realized and unrealized included in:
Interest income	92	102	83
Net OTTI loss, credit-related	(16)	(16)	(15)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	195	103	(29)
Net amount of OTTI loss reclassified to/(from) other income/(loss)	6	(10)	(15)
Settlements	(933)	(1,104)	(996)
Transfers of HTM securities to AFS securities	—	—	15
Balance, end of the period	$3,833	$4,489	$5,414
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$75	$84	$68

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,719	$1,507	$3,677	$4,233	$5,137	$6,717
New transactions elected for fair value option	3,657	1,185	947	685	1,018	2,585
Maturities and terminations	(918)	(1,745)	(878)	(3,420)	(2,442)	(5,083)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(31)	—	(27)	13	(31)	19
Change in accrued interest	4	2	—	(4)	(5)	(5)
Balance, end of the period	$6,431	$949	$3,719	$1,507	$3,677	$4,233

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for instrument-specific credit risk were necessary for the years ended December 31, 2017, 2016, and 2015.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2017 and 2016:

	2017			2016
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,447	$6,431	$(16)	$3,709	$3,719	$10
Consolidated obligation bonds	955	949	(6)	1,515	1,507	(8)

(1)	At December 31, 2017 and 2016, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2017, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.

The par value of the outstanding consolidated obligations of the FHLBanks was $1,034,260 at December 31, 2017, and $989,311 at December 31, 2016. The par value of the Bank’s participation in consolidated obligations was $115,602 at December 31, 2017, and $83,749 at December 31, 2016.

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

Off-balance sheet commitments as of December 31, 2017 and 2016, were as follows:

	2017			2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,910	$3,240	$16,150	$11,094	$4,066	$15,160
Commitments to fund additional advances	1	—	1	5	1	6
Commitments to issue consolidated obligation discount notes, par	134	—	134	846	—	846
Commitments to issue consolidated obligation bonds, par	595	—	595	655	—	655
Commitments to purchase mortgage loans	16	—	16	13	—	13

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 14 days to 15 years, including a final expiration in 2032. The Bank monitors the creditworthiness of members that have standby letters of credit. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $19 at December 31, 2017, and $24 at December 31, 2016. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2017 and 2016.

Commitments to fund advances totaled $1 at December 31, 2017, and $6 at December 31, 2016. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2017 and 2016.

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

The Bank charged operating expenses for net rental and related costs of approximately $7, $6, and $5 for the years ended December 31, 2017, 2016, and 2015, respectively. Future minimum rentals at December 31, 2017, were as follows:

Year	Equipment Capital Leases	Premises Operating Leases
2018	$2	$5
2019	2	4
2020	2	2
2021	2	—
2022	1	—
Total	$9	$11

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

Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ending December 31, 2017, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2017	December 31, 2016
Assets:
Advances	$3,072	$3,756
Mortgage loans held for portfolio	13	17
Accrued interest receivable	5	4
Liabilities:
Deposits	$3	$3
Capital:
Capital Stock	$126	$129

	For the Years Ended December 31,
	2017	2016	2015
Interest Income:
Advances	$41	$35	$35
Mortgage loans held for portfolio	1	1	1

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at December 31, 2017 and 2016, which were recorded in the Statements of Condition in the Cash and due from banks line item.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2017, 2016, and 2015, the Bank extended overnight loans to other FHLBanks for $1,505, $505, and $1,805 respectively. During the years ended December 31, 2017, 2016, and 2015, the Bank borrowed $240, $2,490, and $4,812 respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2017 and 2016, the Bank recorded $1 and $1, respectively, in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense. For the year ended December 31, 2015, the Bank recorded de minimis amounts in MPF transaction services fee expense to the FHLBank of Chicago.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the years ended December 31, 2017 and 2016, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income. For the year ended December 31, 2015, the Bank had no MPF counterparty fee income from the FHLBank of Chicago.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2017 and 2016, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Professional and contract services	$39	$47	$50
Travel	2	2	2
Occupancy	7	6	5
Equipment	16	13	10
Other	6	6	4
Total	$70	$74	$71

Note 23 — Subsequent Events

There were no material subsequent events identified, subsequent to December 31, 2017, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2017 and 2016, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$485	$434	$366	$315
Interest expense	342	288	222	181
Net interest income	143	146	144	134
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	(14)	(4)	(16)	112
Other expense	54	51	39	80
Assessments	8	10	9	18
Net income/(loss)	$67	$81	$80	$148
Dividends declared per share	$1.76	$1.75	$1.73	$2.28
Annualized dividend rate	7.00%	7.00%	7.00%	9.08%

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$283	$274	$265	$256
Interest expense	175	151	148	133
Net interest income	108	123	117	123
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	82	241	(9)	171
Other expense	46	39	37	36
Assessments	17	34	8	27
Net income/(loss)	$127	$291	$63	$231
Dividends declared per share(1)	$5.66	$2.28	$2.21	$2.01
Annualized dividend rate(1)	22.51%	9.17%	8.90%	7.99%

(1)	In the fourth quarter of 2016, the amount of dividends declared per share includes a special dividend of $3.41 at an annualized dividend rate of 13.57%.

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2017, 2016, and 2015, are included in the tables below.

(In millions)	2017	2016	2015
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$1,158	$2,058	$1,424
MBS:
Other U.S. obligations – Ginnie Mae	6	8	9
Total trading securities	1,164	2,066	1,433
AFS securities:
MBS:
PLRMBS	3,833	4,489	5,414
Total AFS securities	3,833	4,489	5,414
HTM securities:
Certificates of deposits	500	1,350	—
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	187	225	275
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	751	951	1,227
GSEs:
Freddie Mac	6,690	4,349	3,677
Fannie Mae	5,731	6,095	4,136
PLRMBS	821	1,157	1,487
Total HTM securities	14,680	14,127	10,802
Total securities	19,677	20,682	17,649
Securities purchased under agreements to resell	11,750	15,500	10,000
Federal funds sold	11,028	4,214	4,626
Interest-bearing deposits	1,115	590	—
Total investments	$43,570	$40,986	$32,275

As of December 31, 2017, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$500	$658	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	1	5	—	6
Total trading securities	500	659	5	—	1,164
Yield on trading securities	1.45%	1.61%	2.52%	—%	1.55%
AFS securities:
MBS:
PLRMBS	—	—	—	3,833	3,833
Total AFS securities	—	—	—	3,833	3,833
Yield on AFS securities	—%	—%	—%	6.54%	6.54%
HTM securities:
Certificates of deposits	500	—	—	—	500
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	12	175	187
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	—	—	—	751	751
GSEs single-family:
Freddie Mac	—	1	3	2,035	2,039
Fannie Mae	—	2	6	3,592	3,600
Subtotal GSEs single-family	—	3	9	5,627	5,639
GSEs multifamily:
Freddie Mac	—	—	4,651	—	4,651
Fannie Mae	—	—	2,131	—	2,131
Subtotal GSEs multifamily	—	—	6,782	—	6,782
PLRMBS			10	811	821
Total HTM securities	500	3	6,813	7,364	14,680
Yield on HTM securities	1.49%	5.79%	1.79%	2.52%	2.15%
Total securities	1,000	662	6,818	11,197	19,677
Yield on total securities	1.47%	1.63%	1.79%	3.81%	2.90%
Securities purchased under agreements to resell	11,750	—	—	—	11,750
Federal funds sold	11,028	—	—	—	11,028
Interest-bearing deposits	1,115	—	—	—	1,115
Total investments	$24,893	$662	$6,818	$11,197	$43,570

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2017	2016	2015	2014	2013
30 - 59 days delinquent	$8	$7	$10	$12	$14
60 - 89 days delinquent	2	3	5	5	7
90 days or more delinquent	12	15	18	22	27
Total past due	22	25	33	39	48
Total current loans	1,983	789	620	674	865
Total mortgage loans	$2,005	$814	$653	$713	$913
In process of foreclosure, included above(1)	$3	$5	$7	$11	$15
Nonaccrual loans	$12	$15	$18	$22	$27
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	1.11%	3.12%	5.05%	5.47%	5.26%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	0.61%	1.83%	2.79%	3.13%	3.00%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the unpaid principal balance of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2017	2016	2015	2014	2013
Balance, beginning of the period	$—	$—	$1	$2	$3
(Charge-offs)/recoveries	—	—	(2)	(1)	—
Provision for/(recovery of) credit losses	—	—	1	—	(1)
Balance, end of the period	$—	$—	$—	$1	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	(0.03)%	(0.24)%	(0.05)%	(0.07)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2017	2016	2015	2014	2013
Interest contractually due on nonaccrual loans during the period	$1	$1	$1	$1	$1
Interest recognized in income for nonaccrual loans during the period	—	—	—	—	—
Shortfall	$1	$1	$1	$1	$1

Geographic Concentration of Mortgage Loans(1)

	December 31, 2017	December 31, 2016
California	86.39%	66.07%
Arizona	1.52	2.80
New York	1.33	4.19
Illinois	1.16	3.68
Texas	1.07	1.18
All others(2)	8.53	22.08
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 0.78% and 2.34% of the portfolio at December 31, 2017 and 2016, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2017, 2016, and 2015:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Outstanding at end of the period	$30,440	$33,506	$27,647	$46,047	$19,190	$18,273
Weighted average rate at end of the period	1.24%	0.46%	0.25%	1.23%	0.67%	0.25%
Daily average outstanding for the period	$33,657	$33,504	$28,853	$25,927	$18,536	$11,085
Weighted average rate for the period	0.85%	0.41%	0.16%	0.94%	0.53%	0.17%
Highest outstanding at any monthend	$38,632	$42,244	$33,859	$46,047	$22,913	$18,273

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the three months ended December 31, 2017, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for the Bank. Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule, in relevant part, provides that an accounting firm generally would not be independent if it or a covered person in the firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the Bank that PwC covered persons had lending relationships with two Bank shareholders (referred to below as the “Lenders”) that owned more than ten percent of the Bank’s capital stock during 2017. Under the Loan Rule, these lending relationships could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that based on its analysis, PwC remains objective and impartial despite matters that may ultimately be determined to be inconsistent with the criteria set out in the rules and regulations of the SEC related to the Loan Rule, and therefore believes that it can continue to serve as the Bank’s independent registered public accounting firm. PwC also advised the Audit Committee that it believes that in light of its analysis, a reasonable investor possessing all the facts regarding the lending relationships described above and PwC audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the financial statements of the Bank as the independent registered public accounting firm. PwC has advised the Audit Committee that their views and conclusions are based in part on the following considerations:

•
the features of the holdings of the more than 10% shareholders, such as limited voting rights, demonstrate that their ownership of Bank capital stock does not call into question PwC’s objectivity and impartiality;

•	the covered persons do not play an active role in the conduct of the audit;

•	PwC professionals are required to disclose any relationships that may raise issues about objectivity, confidentiality, independence, conflicts of interest, or favoritism; and

•
the lead audit partner has no reason to believe that the Lenders have made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of Pw C’s audit engagement team.

In addition, PwC identified no aspects of the lending relationships involving the covered persons that would impact PwC’s objectivity and impartiality.

The Bank’s Audit Committee evaluated the information provided by PwC regarding the Loan Rule and in light of this information, assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members, and the composition of the Bank’s Board of Director’s. In addition to the considerations listed above, the Audit Committee considered the following:

•	as of December 31, 2017, and as of the date of the filing of this Form 10-K, no officer or director of the Lenders served on the Bank’s Board of Directors;

•	only one of the Lenders will be eligible to vote in 2018, and only in the at-large independent directorship election; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other borrower.

Based on this evaluation, the Audit Committee concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2017 and 2018, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2017 and 2018, two of which were public interest director positions.

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

The term for each director position is four years (unless a shorter term is assigned by the Finance Agency for staggering purposes), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank's Board performs a Board assessment that includes consideration of the directors' backgrounds, experience, expertise, Board service, and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors to serve on the Bank's Board, as described in each director's biography below.

Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank's Code of Conduct for Senior Officers, which applies to the president and senior vice presidents, and any amendments or waivers to the code are disclosed on the Bank's website located at www.fhlbsf.com.

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2018) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
John F. (Jack) Luikart, Chair(1)(8)	68	2007	2021
Brian M. Riley, Vice Chair(2)(6)(8)	53	2015	2018
Jeffrey K. Ball(3)(6)	53	2018	2020
Bradley W. Beal(4)(7)(9)	64	2014	2019
Craig G. Blunden(5)	70	2012	2019
Marangal (Marito) Domingo(5)	57	2018	2021
Melinda Guzman(1)(7)	54	2009	2019
Simone Lagomarsino(5)(6)(8)(9)	56	2013	2020
Kevin Murray(1)	57	2008	2019
Robert F. Nielsen(1)	71	2009	2020
Joan Opp(5)(6)(7)	51	2018	2021
John F. Robinson(5)(8)(9)	71	2011	2018
F. Daniel Siciliano(1)(6)(9)	47	2017	2020
Scott C. Syphax(1)(7)(8)(9)	54	2002	2018
John T. Wasley(1)(7)(8)(9)	56	2007	2021

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

(2)	Elected by the Bank’s Arizona members eligible to vote.

(3)	Mr. Ball was selected by the Board to fill a vacant California member director position effective January 1, 2018.

(4)
Mr. Beal was declared elected by the Board as a Nevada director, for a four-year term beginning January 1, 2016. Previously, Mr. Beal was selected by the Board to fill the vacant Nevada director position and served from May 1, 2014 to December 31, 2015.

(5)
Elected by the Bank's California members eligible to vote. Mr. Blunden also served as a California director from January 28, 1999, to December 31, 2006. Mr. Robinson also served as a California director from January 1, 2004, to September 11, 2005, and as a Nevada director from January 25, 2007, to October 9, 2008.

(6)	Member of the Audit Committee in 2018.

(7)	Member of the Compensation and Human Resources Committee in 2018.

(8)	Member of the Audit Committee in 2017. Former director Richard A. Heldebrant served on the Audit Committee in 2017.

(9)	Member of the Compensation and Human Resources Committee in 2017.

The Board has determined that Ms. Lagomarsino is an “audit committee financial expert” within the meaning of the Securities and Exchange Commission (SEC) rules. The Bank is required by SEC rules to disclose whether Ms. Lagomarsino is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, Ms. Lagomarsino is independent. In addition, Ms. Lagomarsino is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

John F. (Jack) Luikart, Chair

John F. (Jack) Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been a trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004 and a board member of Wells Fargo Real Estate Investment Trust and Ohio Wesleyan University since 2014. He was senior advisor to the CEO of Red Capital Group from July 2011 to July 2012 and was chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank's Board.

Brian M. Riley, Vice Chair

Brian M. Riley has been the president and chief executive officer of Mohave State Bank, Lake Havasu City, Arizona, since March 2009. He has also served as director, president, and chief executive officer of State Bank Corp., the holding company for Mohave State Bank, since March 2009. He was the chief financial officer of Mohave State Bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current position as the principal executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank's Board.

Jeffrey K. Ball

Jeffrey K. Ball has been president, chief executive officer and a director of Friendly Hills Bank, Whittier, California, since it was founded in September 2006. Prior to that, he was an Executive Vice President with Far East National Bank in Los Angeles, California. Mr. Ball serves as a director and executive committee member for the American Bankers Association and chairs their Government Relations Council. He is past chair of the California Bankers Association where he serves on the board of directors and chairs its Federal Government Relations Committee. Mr. Ball is on the board of directors and audit committee chair for Data Center, Inc., a financial technology company serving banks and credit unions. He is also the founder and current Board Chair of Kinetic Academy, a K-8 California public charter school, which includes financial education in its core curriculum. Mr. Ball’s current position as the principal executive officer of a Bank member, his current position and experience as a board member and audit committee chairman of a financial technology company, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank's Board.

Bradley W. Beal

Bradley W. Beal has been a director of One Nevada Credit Union, Las Vegas, Nevada, since September 2017. He also served as president and chief executive officer of One Nevada Credit Union from February 1990 to March 2018. Prior to that, Mr. Beal was senior vice president operations, Nevada Federal Credit Union (now One Nevada Credit Union) since 1987, and prior to that, president of Nevada State Employees Federal Credit Union, Carson City, Nevada. Mr. Beal is a member of the American Institute of Certified Public Accountants, the Nevada CPA Society, and a former board member and chairman of the National Association of Federal Credit Unions. Mr. Beal's current position as a director of a Bank member, and his previous position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Beal's qualifications to serve on the Bank's Board.

Craig G. Blunden

Craig G. Blunden has been chairman and chief executive officer of Provident Savings Bank and Provident Financial Holdings, Inc., Riverside, California, since 1991 and 1996, respectively. Mr. Blunden served as president of Provident Savings Bank and Provident Financial Holdings, Inc., from 1991 to June 2011 and from 1996 to June 2011, respectively. He previously served on the Bank's Board from 1999 to 2006. He is currently on the board of directors of the Western Bankers Association. Mr. Blunden is a past chairman of the Western League of Savings Institutions and served on the Thrift Institutions Advisory Council of the Federal Reserve System for two years. Mr. Blunden's current position as the principal executive officer of a Bank member and its holding company and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Blunden's qualifications to serve on the Bank's Board.

Marangal (Marito) Domingo

Marangal (Marito) Domingo has been the chief investment officer and chief credit officer of First Technology Federal Credit Union, Mountain View, California, since March 2013. Prior to that, he was executive vice president and chief financial officer of Pacific Trust Bank from 2011 to 2012. Mr. Domingo has over 20 years of experience in banking, including serving as chief financial officer for Doral Bank, senior vice president of finance of Treasury Bank, chief executive officer of Downey Savings, head of capital markets for Washington Mutual Bank, and treasurer for American Savings. He has also served on the Mortgage Bankers Association’s Residential Board of Governors, and as a member of the board of directors for the National Equity Fund (affordable housing), Greater Los Angeles Chamber of Commerce, and the Beaverton Education Foundation. Mr. Domingo’s current position as an executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Domingo’s qualifications to serve on the Bank's Board.

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

Simone Lagomarsino

Simone Lagomarsino has been a director of Pacific Premier Bank, Irvine, California, and its holding company, Pacific Premier Bancorp since April 2017. Ms. Lagomarsino has also been the president and chief executive officer of the Western Bankers Association (formerly California Bankers Association) since April 2017. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank in April 2017. She also held the position of president of Heritage Oaks Bank from January 2012 through December 2014. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as a director of a Bank member, her previous positions as chief executive officer or chief financial officer of Bank members or other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

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

Joan C. Opp

Joan C. Opp has been the president and chief executive officer of Stanford Federal Credit Union, Palo Alto, California, since May 2010. From February 2002 to April 2010, she was executive vice president and chief financial officer for Texas Trust Credit Union overseeing accounting, information technology, marketing and business services, as well as three credit union service organizations. Prior to that, Ms. Opp was a partner with the CPA firm of Clifton Gunderson, LLP, and is a Certified Public Accountant. Ms. Opp serves on the board of directors of CO-OP Financial. Ms. Opp’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Opp’s qualifications to serve on the Bank's Board.

John F. Robinson

John F. Robinson has been a director of Silicon Valley Bank (SVB), Santa Clara, California, and its holding company, SVB Financial Group, since July 2010. He chairs the SVB board’s audit committee and is a chartered financial analyst. From 2002 to 2008, he was executive vice president of Washington Mutual Bank. From 1987 to 2002, he served in several senior bank regulatory roles, including Deputy Comptroller of the Currency for the Western District and Assistant Director for Policy and Western Region Director for the Office of Thrift Supervision. Mr. Robinson previously served on the Bank's Board of Directors from 2004 to 2005 and 2007 to 2008. From 2002 to 2013, he was a member of the national board and executive board for Operation HOPE, an international nonprofit organization focused on financial literacy and empowerment. Mr. Robinson's current position as the director of a Bank member, previous positions as an executive officer of a Bank member and a senior bank regulator, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Robinson's qualifications to serve on the Bank's Board.

F. Daniel Siciliano

F. Daniel Siciliano is the co-founder of Stanford’s Rock Center for Corporate Governance and is the current co-director of the Rock Center’s Directors’ College. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently the chair of the board of trustees of the American Immigration Council and Co-Chair of the We Robot Conference on AI, Robotics, and Public Policy. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chairman of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank's Board.

Scott C. Syphax

Scott C. Syphax has been the CEO of Syphax Strategic Inc., a management consulting and business development firm focused on the real estate development and community finance sector, since February 2017 and has served as chairman of Nehemiah Corporation of America, a community development corporation in Sacramento, California, since 2011. He previously held the position of chief executive officer of Nehemiah Corporation of America and its affiliates from 2001 to 2017, and was president from 2001 through June 2015. Mr. Syphax has also been a member of the Board of Directors of the Greenlining Institute since 2017. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chair of the Bank's Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank's Board.

John T. Wasley

John T. Wasley has been a consultant with Spencer Stuart, a global retained executive search firm, in their Los Angeles, California office, since 2017. Prior to that, he was a managing partner with Caldwell Partners, Los Angeles, California, from 2013 to 2017, and was a managing partner with Heidrick & Struggles, Los Angeles, California from June 2005 to 2013. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank's Board of Directors from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous position as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions, and financial management, support Mr. Wasley's qualifications to serve on the Bank's Board.

Executive Officers

J. Gregory Seibly

J. Gregory Seibly, 54, has been president and chief executive officer since May 2016. Prior to joining the Bank, he served as president of consumer banking at Umpqua Bank from its April 2014 merger with Sterling Financial Corporation (Sterling) until May 2016. From October 2009 to April 2014, he served as president and chief executive officer of Sterling and as a member of the board of directors. Before joining Sterling in 2007, he was president of U.S. Bank – California. With 30 years of industry experience, Mr. Seibly has also held executive-level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. He currently serves on the board of the Pacific Coast Bankers School.

Elena Andreadakis

Elena Andreadakis, 56, has been senior vice president, chief administrative officer since March 2017. Previously, Ms. Andreadakis was senior vice president and chief information officer from May 2011 to March 2017. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Kevin A. Gong

Kevin A. Gong, 58, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Janet (Jan) Homan

Janet (Jan) Homan, 58, has been senior vice president, chief human resources officer since February 2017. Ms. Homan was also the Bank’s office of minority and women inclusion officer from February 2017 to June 2017. Prior to joining the Bank, she served as head of human resources of MACH Energy from 2007 to 2015. From 2000 to 2007, Ms. Homan served as senior human resources business partner and principal of Barclays Global Investor, and from 1991 to 2000 she was senior vice president, personnel executive for Bank of America.

Kenneth C. Miller

Kenneth C. Miller, 65, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 56, has been senior vice president, external, legislative, and regulatory affairs since March 2017. Previously, he was senior vice president, external and legislative affairs, from 1997 to March 2017.
Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor to the Secretary, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate Banking Committee as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 65, has been senior vice president, sales, marketing, and business development since March 2017. Previously, Ms. Remch was senior vice president, sales and marketing, from August 2011 to March 2017, and was senior vice president, mortgage finance sales and product development, from February 2005 to August 2011. She joined the Bank as an economist in 1982, was promoted to capital markets specialist, and became vice president, sales manager, in 1998.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 60, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986, was promoted to assistant vice president and associate general counsel in 1992, to vice president and associate general counsel in 1997, and to vice president and assistant general counsel in 2003.

Stephen P. Traynor

Stephen P. Traynor, 61, has been senior vice president, chief banking officer since March 2017. Previously, Mr. Traynor was senior vice president, member financial services and community investment, from July 2004 to March 2017. He joined the Bank in 1995 as assistant treasurer and was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Lisa Violet

Lisa Violet, 49, has been senior vice president and chief risk officer since April 2017. Prior to joining the Bank, Ms. Violet was the chief audit executive at Hitachi Data Systems from 2014 to 2017. Prior to her tenure at Hitachi Data Systems, she served in a number of senior positions in the banking industry, at institutions including Wells Fargo & Company and MUFG Union Bank, and was chief risk officer at the Bank of the Orient. Ms. Violet is a Chartered Accountant.

Gregory A. Ward

Gregory A. Ward, 48, has been senior vice president, chief audit executive since July 2017. Previously, Mr. Ward was senior vice president and director, internal audit, from January 2017 to July 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant and Certified Internal Auditor.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2017. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee (Compensation Committee) of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president and senior vice presidents, other than the Chief Audit Executive, for whom compensation is established by the Audit Committee). The Compensation Committee is also responsible for reviewing and making recommendations regarding compensation for the directors. For 2018, the Compensation Committee consists of five members of the Board. In 2017, the Compensation Committee consisted of six members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank's compensation policies and practices for the Bank's employees.

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

The Finance Agency’s Advisory Bulletin 2009-AB-02 outlines several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities.

Our Executive Compensation Philosophy and Executive Compensation Program

The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. In accordance with our Executive Compensation Philosophy, we believe that to attract and retain outstanding executives we must be able to provide an executive compensation package that is competitive and appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank's business. Our executive compensation program provides total remuneration, which includes base salary, short- and long-term cash incentive compensation, and retirement benefits.

The Bank's Executive Compensation Philosophy states that total compensation is intended to align the interests of the executives and key employees with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the executives and other key employees to remain employed with the Bank. The Bank's Executive Compensation Philosophy provides that total remuneration (base salary, short- and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.

Total Compensation is Intended to Reward Contribution to the Bank's Corporate Goals and Performance Targets and Achievement of Individual Performance Goals. We have structured our executive compensation program to reward contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan, and achievement of individual performance goals. In addition to base salary, our cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank's mission and other key objectives contained in the Bank's strategic plans and who are responsible for the Bank's performance. The Bank's overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

Beginning with 2017, the Board replaced the Bank’s traditional short- and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combined short-term and long-term executive incentive programs into one omnibus incentive plan for all senior executive officers (the Executive Incentive Plan, “EIP”). See “Executive Incentive Plan” below for a discussion of the EIP for 2017. For information regarding the Bank’s traditional short-term executive incentive plans (e.g., the 2016 President’s Incentive Plan and the 2016 Executive Incentive Plan) and traditional long-term executive incentive plan (e.g., the 2016 Executive Performance Unit Plan), see the discussion in “Item 11. Executive Compensation – Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan” and “Long-Term Cash Incentive Plan: Executive Performance Unit Plan” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. For 2017, the Board adopted four corporate goals: the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Organizational Health/Diversity and Inclusion goal.

For 2017, the Risk Management goal focused management on the Bank’s Technology Resiliency initiative with the objective of implementing critical business process applications and mitigating certain physical location risks. In addition, the Risk Management goal focused management on business continuity and crisis management by continuing to enhance the Bank’s recovery resilience by further maturing the enterprise crisis management framework through increased crisis team member preparedness, along with continued integration of the Bank’s information services disaster recovery and information security incident response protocols to ensure a cohesive recovery.

The Franchise Enhancement goal for 2017 had three components. The first was a financial performance goal component, measuring the adjusted return on capital spread to a designated benchmark. This goal component recognized that among the many attributes of Bank membership, an adequate financial return on the private capital that members contribute to the cooperative is important to the members as shareholders. The financial performance goal component was expressed as a target adjusted return on capital spread (AROCS), which is the adjusted return on capital less the benchmark yield on capital. This goal component was based on the 2017 financial plan. Achievement of the Meets (100% of target) level of 3.06% AROCS required that the Bank:

•	price advances such that balances are maintained without diluting financial return;

•	generate $280 million in spread earnings from the Bank’s portfolio of mortgage-backed securities and mortgage loans; and

•	manage operating costs within 2017 budget levels while continuing to meet all strategic and operating objectives.

This goal component was designed to be reasonably challenging to accomplish because, among other things, it required the Bank to generate pre-assessment net income (excluding the impact of other-than-temporary impairment charges and gains on litigation settlements) significantly higher than 2017 projections to reach and exceed the target levels. Given the limited options the Bank has to increase earnings while staying within the Bank’s risk tolerances, the achievement levels above target represented significant stretch objectives.

The second component of the Franchise Enhancement goal was to implement the Bank’s operating cost efficiency initiative, which required the Bank to perform analyses and develop preliminary objectives and operational plans leading to improved operating efficiency and meaningful and sustainable long-term annual run-rate operating expense reductions, relative to the 2016 operating expense budget.

The third component of the 2017 Franchise Enhancement goal was designed to focus management on member business by: (i) achieving advances and letters of credit targeted volumes; and (ii) increasing member engagement. The Board set the target achievement levels for the targeted advances and letters of credit volumes based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members in a safe and sound manner.

Consistent with the Bank's public policy purposes, the Community Investment goal for 2017 focused management on meeting the Bank's objective to make available advances and credit programs that promote and assist housing and community economic development activities and to provide resources and assistance to members in achieving their community lending goals. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal for 2017 included achievement levels for the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and the number of members that participated in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2017.

The Organizational Health/Diversity and Inclusion goal recognized that organizational health and culture play an important role in maximizing the long-term performance and success of the Bank and that promoting diversity and inclusion is integral to achieving this objective. This goal specifically recognized that placing a high value on the individual skills, talents, ideas, viewpoints, and experiences of the Bank’s team members helps the Bank gain a broader perspective when it comes to meeting the diverse and changing needs of our members and the communities the Bank serves and that promoting vendor and supplier diversity at all levels of the Bank directly contributes to the Bank’s mission of fostering strong and vibrant communities through economic development opportunities. For 2017, this goal focused the Bank on: providing diversity and inclusion training to all employees, developing and implementing a formal supplier diversity program, presenting a “Leadership Series” for key groups of women and m inorities in Bank leadership positions (Women in Leadership Series and Minorities in Leadership Series), and developing and implementing a formal minority, women, and disabled internship program.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. The strategic objectives for 2017 were intended to: strengthen the Bank's financial and member services franchise; reduce the Bank’s core operating expenses relative to the 2016 Budget to a sustainable and scale-appropriate level while retaining and enhancing the Bank’s ability to efficiently and effectively deliver value to members, manage risks, and satisfy compliance obligations; promote and enhance the effectiveness of the Bank’s Affordable Housing Program and Community Investment Programs; strengthen the Bank’s organizational effectiveness by enhancing the Bank’s working environment and advancing diversity and inclusion; and position the Bank as a proactive thought-leader for members and the FHLBank System.

The Bank's Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2017, the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Organizational Health/Diversity and Inclusion goal) were weighted for each officer type (president, executive vice president, senior vice president, and senior vice president and chief risk officer) based on their respective roles and areas of oversight. The four Bank corporate goals were weighted at 90% in the aggregate and the individual goal weighted at 10% of the total weighted achievement level for each officer.

The weightings of the Bank's corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank's mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan for 2017 for the named executive officers.

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2017, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.

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

Our named executive officers are required to have the same depth of knowledge and experience that is required by comparable financial services and banking firms, but unlike some of these comparable companies with multiple lines of business, our lines of business are limited. For example, in certain areas of the Bank our focus is more like that of a specific subsidiary, division, or business unit of comparable financial institutions with multiple lines of business.

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies. Each element of compensation may vary somewhat above or below the market median of the related comparisons. Furthermore, compensation levels for individual levels may recognize additional factors, such as regional salary differences, recruitment or retention, special duties or responsibilities, sustained performance results, leadership succession planning, and/or internal equity considerations.

Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. During 2017, McLagan also provided advice to the Compensation Committee on amendments to the Bank’s Supplemental Executive Retirement Plan and on director compensation. McLagan does not currently provide any other services to the Bank. In September 2017, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; metro Federal Home Loan Banks (Atlanta, Chicago, and New York); and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives using commercial banks, specific job positions were used. When comparing Bank executives to other Federal Home Loan Banks, overall functional heads were used. When using the $10 billion to $20 billion peer group, a direct comparison of top paid executives was made regardless of position. The Compensation Committee used the McLagan market data as a reference point for evaluating 2017 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our named executive officers, with a balanced combination of base salary and short- and long-term cash incentive compensation.

We believe that a balanced approach in delivering short- and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on achievement of both short- and long-term goals. Consistent with the Bank's three-year strategic plans and its Executive Compensation Philosophy, long-term cash incentive compensation helps provide a competitive total cash compensation package and enhances the Bank's ability to attract and retain key executives.

The Bank’s short-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank's achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank's achievement of its goals and performance targets over a three-year period.

Beginning in 2017 under the EIP, we restructured the traditional long-term cash incentive component of our compensation program to tie long-term cash incentive rewards to the sustainability of goal achievements over a long-term period, rather than to the achievement of goals over a prospective three-year period. This change was made to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach and design for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and to better balance risk and reward.

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

Executive Incentive Plan

Beginning with 2017, the Board adopted the Executive Incentive Plan (EIP), which provides for an annual total incentive award (Annual Award) for a one-year performance period. Fifty percent (50%) of the Annual Award is earned and vested after the last day of the one-year performance period (Year-End Award). The remaining fifty percent (50%) of the Annual Award is deferred for a three-year performance period (Deferred Award). The EIP also provides for a one-time incentive award to address a payment gap in long-term executive incentive compensation in 2020 for the performance period from 2017-2019 (Gap Year Award), which arises because of the discontinuation in 2017 of the Bank’s traditional long-term executive incentive plan. The EIP replaces the Bank’s traditional short-term and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combines short-term and long-term executive incentive programs into one omnibus incentive plan for all senior executive officers.

The EIP is designed to attract and retain senior executive officers and to motivate and focus their efforts on achieving the Bank’s business plan and accomplishing its goals and objectives while maintaining the safety and soundness of the Bank. The EIP is a cash-based incentive plan that provides award opportunities based on achievement of performance goals and the satisfaction of certain qualifiers. The EIP is for the Bank's senior executive officers (specifically for 2017, the president, executive vice president, and each senior vice president, excluding the Chief Audit Executive, who participates in the Bank's Audit Executive Incentive Plan).

The deferral component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a three-year period, which is intended to, among other things, promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss to the Bank. Under the Deferred Award provisions of the EIP, payment of fifty percent (50%) of the total Annual Award is deferred for a three-year period, during which payment is conditioned upon the satisfaction of certain “qualifiers” that recognize the risk outcomes of executive decision making. Deferred Awards may be reduced or subject to forfeiture if qualifiers are not met during the Deferral Performance Period (defined below).

The EIP provides that the Board will establish award levels prior to each of the performance periods for the Annual Awards and Deferred Awards. A performance period for an Annual Award is the one-calendar-year period over which fifty percent (50%) of the Annual Award can be earned and vested, i.e., the Year-End Award, (Annual Performance Period). The related Deferred Award can vest following the three-calendar-year performance period (Deferral Performance Period). For the Gap Year Award, the performance period is the three-year period beginning on January 1, 2017, and ending on December 31, 2019 (Gap Year Performance Period).

Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. The Board will define “Threshold,” “Meets,” “Exceeds,” and “Far Exceeds” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. The EIP provides that in determining the appropriate performance goals and qualifiers, the Board will, among other things: balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.

Under the EIP for 2017, the Board established 2017 performance goals for the Annual Award which are the: Risk Management goal, Franchise Enhancement goal, Community Investment goal, and Organizational Health/Diversity and Inclusion goal.

For the 2017 performance goals, the following table shows the goal weights for different categories of officers.

	CEO/EVP/SVPs		SVP, Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	10.0%	N/A	10.0%
Risk Management	20.0%	18.0%	50.0%	45.0%
Franchise Enhancement	40.0%	36.0%	30.0%	27.0%
Community Investment	20.0%	18.0%	10.0%	9.0%
Organizational Health/Diversity and Inclusion	20.0%	18.0%	10.0%	9.0%
Total	100.0%	100.0%	100.0%	100.0%

For the Gap Year Award, executives are rewarded for the achievement of performance goals over a three-year performance period like the Bank’s traditional long-term cash incentive plans (i.e., the Bank’s Executive Performance Unit Plan or EPUP). For the Gap Year Award, the Gap Year Performance Period is from January 1, 2017, to December 31, 2019. The Gap Year Award performance goals, which are weighted and measured based on a 3-year average, relate to the (AROCS) and risk management.

The following table shows the performance goals and goal weights for the Gap Year Award.

Goals	Goal Weight	Threshold	Meets (Target)	Exceeds	Far Exceeds
AROCS Goal (3-Year Average Spread Over Benchmark)	30%	2.18%	2.43%	2.68%	2.93%
Risk Management	70%	Based on the 3-year average of the actual Risk Management goal achievement levels for 2017, 2018, and 2019

For the EIP for 2017, performance goal measures range from 75% of target (threshold) to 150% of target (far exceeds).

The target achievement levels in the EIP for 2017 were designed to reward officers for achievement of the Bank's corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The exceeds achievement level is an optimistic achievement level relative to the target level, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, taking into account each senior executive officer’s role in the Bank's performance. Setting the performance goal measure ranges based on a percentage of base salary for 2017 is intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The total incentive awards under the EIP are determined by multiplying the percentage of achievement for each goal by the respective performance goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level is then used to determine each participating officer's cash incentive compensation award under the EIP.

The following table shows the total incentive award opportunities for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2017.

	Annual Award as % of Compensation (Base Salary)				Year-End Award as % of Compensation (Base Salary)				Deferred Award as % of Compensation (Base Salary)
	Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds
CEO/EVP/SVPs	40%	80%	96%	100%	20%	40%	48%	50%	20%	40%	48%	50%

The following table shows the total incentive award opportunities for the Gap Year Award.

	Long-Term Incentive Award as a % of Compensation (Base Salary effective February 1, 2017)
Position	Threshold	Meets (Target)	Exceeds	Far Exceeds
CEO/EVP/SVPs	20%	40%	48%	50%

Fifty percent (50%) of the Annual Award, i.e., the Year-End Award, will become vested on the last day of the Annual Performance Period (as mentioned above) and the remaining fifty percent (50%) of the Annual Award that is treated as the Deferred Award will become vested on the last day of the Deferral Performance Period, provided that the Board determines that the performance goals for the Annual Award are achieved and the qualifiers for the Annual Performance Period are satisfied; and with respect to the Deferred Award only, the qualifiers for the Deferral Performance Period are satisfied. The Gap Year Award will become vested over a three-year Gap Year Performance Period (i.e., beginning on January 1, 2017, and ending on December 31, 2019), to the extent the Board determines the performance goals for the Gap Year Award are achieved and the qualifiers are satisfied.

Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases such as termination because of death or disability, retirement, reduction in force, department reorganization, or substantial job modification, or termination for “Good Reason” or without “Cause.” In the case of termination of employment because of death or disability, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all other such cases of termination of employment, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination of employment and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period to the extent determined by the Board that the applicable performance goals are achieved and the qualifiers are satisfied.

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

The following are the performance qualifiers for 2017 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.

The EIP provides that awards may be reduced, eliminated, or forfeited in certain circumstances. Under the EIP, the Board may reduce or eliminate any award not yet paid if the Board finds that a serious, material safety and soundness issue or a serious, material risk management deficiency exists at the Bank, or if: (i) errors or omissions result in material revisions to the Bank’s financial results, information submitted to a regulatory or a reporting agency, or information used to determine incentive compensation payouts; (ii) information submitted to a regulatory or a reporting agency is untimely; or, (iii) the Bank does not make appropriate progress, as determined by the Board, in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

In addition, if the Bank realizes actual losses during the Deferral Performance Period, or other measures or aspects of performance related to the annual Performance Period or Deferral Performance Period are realized that would have caused a reduction in the amount of the final award (i.e., the amount of the earned and vested award that, after any adjustments, is approved by the Board for payment) calculated for the Annual Performance Period or Deferral Performance Period, then the remaining amount of the final award may be reduced to reflect this additional information. Furthermore, if a participant breaches the terms of a non-solicitation and non-disclosure agreement with the Bank executed as a condition to participating in the EIP, all of the participant’s unpaid vested and unvested awards may be forfeited.

Finally, if during the most recent examination of the Bank by the Finance Agency, the Finance Agency identifies an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the participant’s area(s) of responsibility, and such unsafe or unsound practice or condition is not subsequently resolved to the satisfaction of the Board, then all or a portion of a participant’s unpaid award (vested and unvested) may be forfeited as determined in the sole discretion of the Board. Any future payments for a vested award will cease, and the Bank will have no further obligation to make such payments.

The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, an annual compounding interest rate of 6% is applied to any Deferred Awards. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and completion of any required regulatory review.

The amount of any earned and vested Annual Award, Deferred Award, or Gap Year Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “extraordinary occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results.

For additional information regarding awards granted under the EIP for 2017, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan

The Bank’s traditional long-term cash incentive plan is the Executive Performance Unit Plan (EPUP). For 2017, the 2015 EPUP for the performance period 2015 through 2017 and the 2016 EPUP for the performance period 2016 through 2018 were in effect. For 2018, the 2016 EPUP remains in effect. As discussed above, beginning in 2017, the Bank discontinued offering its traditional long-term executive incentive plan (i.e., the EPUPs) and instead included the long-term cash incentive component of the Bank’s compensation program in the EIP.

The EPUPs were designed to reward our senior executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plans. The purpose of the EPUP was also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150%, with 100% as the target achievement level. The Bank's corporate goals for the 2016 and 2015 EPUPs include the adjusted return on capital spread goal (weighted at 30%) and the Risk Management goal (weighted at 70%).

The 2016 and 2015 EPUPs identified specific adjusted return on capital spread goal targets for each achievement level and provide that the adjusted return on capital spread goal achievement levels will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2016 and 2015 Strategic Plans, respectively. They also provide that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual executive incentive plans in effect during the performance period, and will be measured at the end of the performance period.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2016 and 2015 EPUPs, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds), and the awards as a percentage of base salary for the president, executive vice president, and senior vice presidents, based on the total weighted achievement level of Bank goals, are as follows: achievement level 150% of target: 50% of base salary; achievement level 125% of target: 48% of base salary; achievement level 100% of target: 40% of base salary; and achievement level 75% of target: 20% of base salary.

Under the 2016 and 2015 EPUPs, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Under the 2016 and 2015 EPUPs, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank's financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2016 and 2015 EPUPs is subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2016 and 2015 EPUPs provide that the impacts of credit-related other-than-temporary impairment charges are excluded from the adjusted return on capital spread goal target, but the impacts of actual credit-related other-than-temporary impairment charges are included in the adjusted return on capital spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan are excluded from the adjusted return on capital spread goal performance measurement.

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

The EPUPs provide that executive officers whose Bank employment is terminated because of voluntary normal retirement, disability, or death may receive a prorated award. In January 2017, the 2016 and 2015 EPUPs were amended to allow a pro rata portion of any award to be paid upon termination of employment during the relevant performance period due to: (a) “Retirement;” (b) a termination by participant for “Good Reason;” (c) a termination by the Bank without “Cause" due to the elimination of an individual job or position; (d) the elimination of one or more jobs or positions as a result of a reduction in force or department reorganization; or (e) a substantial job modification resulting in the incumbent being, in the judgment of the Bank, unqualified for or unable to perform the revised job. A pro rata portion of a plan award may be paid for the portion of the relevant performance period during which the participant was employed to the extent determined by the Board that the applicable performance metrics are satisfied. The amendments also provide that if a participant incurs a termination of employment during a performance period due to death or disability, a plan award will be paid for the portion of the relevant performance period during which the participant was employed based on the assumption the Bank would have achieved the “Meets” achievement level for the relevant performance period. The amendments further provide that if a “Change in Control” of the Bank occurs prior to the payment date of a plan award, then a final award will be paid on a prorated basis based on the assumption the Bank would have achieved the performance metrics at the “Meets” achievement level for the relevant performance period. The terms “Retirement,” “Good Reason,” “Meets” and “Change in Control” all have the meanings set forth in the EIP.

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

For 2017, the maximum annual before-tax employee contribution to the Savings Plan was limited to $18,000 (or $24,000 for participants age 50 and over), and no more than $270,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2017, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $270,000.

The benefits under the Cash Balance Plan annual benefit component are fully vested after an employee completes three years of service. Vested amounts are generally payable in a lump sum or as an annuity when the employee leaves the Bank.

Prior to offering benefits under the Cash Balance Plan, we participated in the Financial Institutions Retirement Fund (FIRF). The FIRF is a multiple-employer tax-qualified defined benefit pension plan. We withdrew from the FIRF on December 31, 1995.

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

Under the New BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity, or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the New BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date after termination of employment. In addition, a participant's elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.

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

Under the New DCP, participants' make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity, or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment. However, if the participant elects to receive his or her distribution at death and survives to the later of age 70½ or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be elected with respect to both the make-up Cash Balance Plan benefits under the New DCP and the make-up Cash Balance Plan benefits under the New BEP.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan (SERP) to the Bank's senior officers, including the named executive officers. This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance style benefit to the Bank's senior officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation, including any deferrals under the Savings Plan, BEP, or DCP) and years of credited service as presented in the table below. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP for any plan year that commenced before January 1, 2018, vest at the earlier of three years after they are earned, five years of employment with the Bank, or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

The normal form and time of payment of benefits under the SERP is a lump sum upon the earlier of termination of employment, disability, or death. Upon a timely election, a participant may elect optional forms of payment to commence after termination of employment as specified in the plan.

No benefits are paid under the SERP if a participant's employment is terminated for cause (as defined in the plan). In January 2018, the SERP was amended to provide that in the event of termination for cause, only the unvested portion of the participant’s SERP account would be forfeited.

The SERP was also amended in January 2018 to revise: (1) Schedule A to the SERP to provide that beginning with 2018, the amounts of the contribution (Contribution Credit) to be credited to the account of a participant covered by Schedule A to the SERP will be 20% of a participant’s total annual compensation for fewer than five years of credited service (Credited Service) and 25% of a participant’s total annual compensation for five years or more of Credited Service; and (2) Schedule C to the SERP to provide that beginning with 2018, the amounts of the Contribution Credit to be credited to the account of a participant in Schedule C will be 25% of a participant’s total annual compensation for fewer than five years of Credited Service and 35% of a participant’s total annual compensation for five years or more of Credited Service. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank or when the participant reaches age 62. The Bank’s senior officers, including the named executive officers, are participants in Schedule A and the president and chief executive officer is a participant in Schedule C. At the same time, the SERP was also amended to provide the Board with discretionary authority for approving special contribution credits (Special Contribution Credits), which are additional credits to a participant’s account in an amount that may not exceed the participant’s target annualized compensation plus target Deferred Award and Gap Year Award under the EIP and any other long-term incentive compensation (the “pay limitation”) for the applicable calendar year. At any time, no more than three Special Contribution Credits may be approved for a single participant, and the pay limitation for each participant is adjusted annually for annual increases in the participant’s target compensation and long-term incentive pay. The Special Contribution Credits are not subject to the SERP’s total retirement income limitation described above.

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

Perquisites

On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president and chief executive officer receives use of a designated building parking space. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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

Compensation and Human Resources Committee
John T. Wasley, Chair
Bradley W. Beal, Vice Chair
Melinda Guzman
Joan C. Opp
Scott C. Syphax

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus (1)	Non-Equity Incentive Payment(2)	Non-Equity LTIP Payout(3)	Change in Pension Value and Non-Qualified Deferred Compensation(4)		All Other(5)(6) Compensation		Total
J. Gregory Seibly(7)	2017	$850,000		$300,000	$418,900	$217,800	$590,814		$29,149		$2,406,663
President and	2016	506,665		—	297,600	99,100	335,768		447,105	(8)	1,686,238
Chief Executive Officer

Lisa B. MacMillen(9)	2017	188,541	(10)	—	67,150	197,900	—	(11)	567,813	(12)	1,021,404
Executive Vice President and	2016	557,200		—	275,200	262,800	193,400		39,893		1,328,493
Chief Operating Officer	2015	546,300		22,763	270,100	256,300	49,211		40,295		1,184,969

Kenneth C. Miller	2017	466,533		—	229,900	214,900	293,857		37,017		1,242,207
Senior Vice President and	2016	458,100		—	227,200	214,000	236,083		37,239		1,172,622
Chief Financial Officer	2015	444,800		18,533	219,900	208,600	202,885		35,534		1,130,252

Lawrence H. Parks	2017	484,605	(13)	—	227,850	213,000	322,988		34,047		1,282,490
Senior Vice President,	2016	478,009	(14)	—	225,200	212,100	169,090		33,601		1,118,000
External and Legislative Affairs	2015	461,376	(15)	18,367	217,900	206,800	184,575		32,703		1,121,721

Suzanne Titus-Johnson	2017	454,337	(16)	—	204,250	190,900	382,333		33,063		1,264,883
Senior Vice President and	2016	422,653	(17)	—	201,900	190,100	233,358		33,092		1,081,103
General Counsel and	2015	395,100		116,463	195,300	185,300	122,730		31,914		1,046,807
Corporate Secretary

Stephen P. Traynor(18)	2017	419,292		—	199,700	190,400	255,726		32,952		1,098,070
Senior Vice President and
Chief Banking Officer

(1)
The amount for Mr. Seibly in 2017 represents payment of a sign-on bonus in accordance with his employment agreement. The amounts in 2015 represent a Board-approved special award, consisting of an amount equal to one additional semi-monthly paycheck for all Bank employees to recognize Bankwide teamwork and its contribution to the Bank’s exceptional overall performance in 2015. In addition, the amount for Ms. Titus-Johnson in 2015 represents a $100,000 discretionary cash incentive compensation award under the 2015 EIP.

(2)
Represents the Year-End Awards in 2017 earned and vested under the EIP for 2017, awards in 2016 earned under the 2016 President’s Incentive Plan and 2016 Executive Incentive Plan, and awards earned in 2015 under the 2015 Executive Incentive Plan. For the Year-End Awards in 2017 under the EIP for 2017, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

(3)
Represents awards earned under the 2015, 2014, and 2013 EPUPs. For the awards in 2017 under the 2015 EPUP, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

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

(6)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.

(7)	Mr. Seibly became president and chief executive officer effective May 12, 2016.

(8)	Of this amount, $224,791 represents reimbursement of relocation costs to Mr. Seibly, and $217,135 represents the related tax gross-ups to Mr. Seibly.

(9)	Ms. MacMillen served as chief operating officer until March 31, 2017.

(10)	Of this amount, $49,241 represents a vacation cash-out payment.

(11)
In accordance with SEC rules, negative changes in pension value are not included in this table. The negative change in pension value for Ms. MacMillen is $188,233 which primarily results from payments from the BEP, DCP and the SERP.

(12)	Of this amount, $557,200 represents a severance payment.

(13)	Of this amount, $22,264 represents a vacation cash-out payment.

(14)	Of this amount, $24,009 represents a vacation cash-out payment.

(15)	Of this amount, $20,576 represents a vacation cash-out payment.

(16)	Of this amount, $39,912 represents a vacation cash-out payment.

(17)	Of this amount, $15,653 represents a vacation cash-out payment.

(18)	Mr. Traynor who previously served as Senior Vice President, Member Financial Services and Community Investment, became Chief Banking Officer in March 2017.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2017	Plan Period	Payout Date	Threshold	Target	Maximum
J. Gregory Seibly	Year-End Award	2017	February 2018	$170,000	$340,000	$425,000
	Deferred Award	2018-2020	February 2021	170,000	340,000	425,000
	Gap Year Award	2017-2019	February 2020	170,000	340,000	425,000
Lisa B. MacMillen(2)	Year-End Award	2017	February 2018	27,478	54,957	68,696
	Deferred Award	2018-2020	February 2021	27,478	54,957	68,696
	Gap Year Award	2017-2019	February 2020	9,159	18,319	22,899
Kenneth C. Miller	Year-End Award	2017	February 2018	93,460	186,920	233,650
	Deferred Award	2018-2020	February 2021	93,460	186,920	233,650
	Gap Year Award	2017-2019	February 2020	93,460	186,920	233,650
Lawrence H. Parks	Year-End Award	2017	February 2018	92,620	185,240	231,550
	Deferred Award	2018-2020	February 2021	92,620	185,240	231,550
	Gap Year Award	2017-2019	February 2020	92,620	185,240	231,550
Suzanne Titus-Johnson	Year-End Award	2017	February 2018	83,020	166,040	207,550
	Deferred Award	2018-2020	February 2021	83,020	166,040	207,550
	Gap Year Award	2017-2019	February 2020	83,020	166,040	207,550
Stephen P. Traynor	Year-End Award	2017	February 2018	81,180	162,360	202,950
	Deferred Award	2018-2020	February 2021	81,180	162,360	202,950
	Gap Year Award	2017-2019	February 2020	81,180	162,360	202,950

(1)
The estimated payouts for the 2017 Year-End Awards represent 50% of the Annual Award under the EIP for 2017 that could have been earned by the respective executive officers for 2017. Actual amounts of the Year-End Awards earned and vested under the EIP for 2017 are included in the Summary Compensation Table. Estimated payouts for the Deferred Awards represent 50% of the Annual Award under the EIP for 2017 that could be vested by the respective executive officers at the end of the three-year deferral performance period. Estimated payouts for the Gap Year Award under the EIP are what could be earned at the end of the three-year performance period and are calculated using the base salaries in effect at the beginning of the three-year performance period. Any Gap Year Award is subject to the achievement of performance goals and satisfaction of certain qualifiers, and any Deferred Award under the EIP is subject to the satisfaction of certain qualifiers. Both of the Deferred Award and Gap Year Award are payable following the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”

(2)	Year-End Awards, Deferred Awards, and Gap Year Awards, if any, for Ms. MacMillen are prorated.

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

The 2017 base salaries as of December 31, 2017, for the current named executive officers were as follows: J. Gregory Seibly, $850,000; Kenneth C. Miller, $467,300; Lawrence H. Parks, $463,100; Suzanne Titus-Johnson, $415,100; and Stephen P. Traynor, $423,151. For 2018, the base salaries of the current named executive officers are as follows: J. Gregory Seibly, $900,000; Kenneth C. Miller, $481,319; Lawrence H. Parks, $476,993; Suzanne Titus-Johnson, $427,553; and Stephen P. Traynor, $435,846.

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

The Senior Officers' Policy also provides that, in the event the former executive vice president experienced a termination of employment in connection with a Change in Control, severance and benefits would have been payable pursuant to a Change in Control Severance Agreement, described below.

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the current named executive officers had been terminated on December 31, 2017, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: J. Gregory Seibly, $199,273; Kenneth C. Miller, $470,465; Lawrence H. Parks, $464,242; Suzanne Titus-Johnson, $418,255; and Stephen P. Traynor, $426,289.

Change in Control Agreement. The Board had approved a Change in Control Severance Agreement for the former executive vice president and chief operating officer, Lisa B. MacMillen. This agreement provided for a severance payment and continued benefits if the executive terminated her employment for “Good Reason” (as defined in the agreement) in connection with a “Change in Control” (as defined in the agreement) of the Bank. In particular, she would have been entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive was entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “Annual Incentive Amounts” (as defined in the agreement); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000.

Employment Agreement. In April 2016, the Bank entered into an employment agreement with Mr. Seibly with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Mr. Seibly. Under the terms of the agreement, Mr. Seibly initially received a base annual salary of $800,000 and a sign-on payment of $600,000 to be received in two equal installments within 30 days of each of the first and second anniversaries of Mr. Seibly’s employment start date, and subject to clawback in certain circumstances. The base annual salary is subject to review at the Board’s discretion. The employment agreement provides for a severance payment equal to (i) two times his “Base Salary” (as defined in his employment agreement); and (ii) two times his “Annual Incentive Amounts” (as defined in his employment agreement) and continued benefits if Mr. Seibly’s employment is terminated under certain circumstances in connection with a “Change in Control” (as defined in his employment agreement) of the Bank. Had Mr. Seibly’ s employment been terminated in connection with a Change in Control on December 31, 2017, the approximate value of the benefits, excluding amounts of any outplacement services, payable to Mr. Seibly would have been $2,561,241.

Mr. Seibly is also eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s SERP, 2016 President’s Incentive Plan, and the 2014-2016, 2015-2017, and 2016-2018 EPUPs. Under Mr. Seibly’s employment agreement, the years of credited service and the amount of Bank contribution credits under the SERP, prior to its amendment effective January 2018, were as follows: 10% of total annual compensation for less than 4 years of credited service; 15% of total annual compensation for 4 or more years but less than 9 years of credited service; and 20% of total annual compensation for 9 or more years of credited service. In addition, Mr. Seibly’s employment agreement provides that he will receive a supplemental SERP contribution credit in the amount of $600,000, to be credited in three equal installments over two years, with the first installment credited at the time his employment began and the second and third installments credited on the first and second anniversaries of his employment commencement, respectively. These supplemental SERP contribution credits will vest immediately when credited. Mr. Seibly’s employment agreement also provides for reimbursement of his relocation cost up to $250,000 and payment to the appropriate taxing authorities of up to $220,000 of any relocation tax obligations.

The employment agreement also provides that if Mr. Seibly’s employment is terminated due to the expiration of the initial three-year term and the Board decides not to extend his employment for any additional term, Mr. Seibly shall be entitled to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the president’s incentive plan (Severance Payment). The employment agreement further provides that if Mr. Seibly is terminated without “Cause” (as defined in his employment agreement) or if he terminates his employment for “Good Reason” (as defined in his employment agreement) any time during the initial three-year term, Mr. Seibly shall be entitled to receive severance payments equal to: the Severance Payment; all “Accrued Benefits” (as defined in his employment agreement); and all unpaid sign-on benefits. Had Mr. Seibly terminated his employment under these circumstances on December 31, 2017, the approximate value of the benefits, payable to Mr. Seibly, excluding amounts of any Accrued Benefits, would have been $1,568,900. In the event Mr. Seibly receives any severance benefits under the Senior Officers’ Policy, any severance payments to be payable to Mr. Seibly under his employment agreement shall be reduced by such severance benefits received under the Senior Officers’ Policy.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts

For 2017, J. Gregory Seibly, president and chief executive officer, was awarded a Year-End Award under the Executive Incentive Plan (EIP) of $418,900. Mr. Seibly’s award was based on the Bank's 2017 achievement level of: 138% for the Risk Management goal; 144% for the Franchise Enhancement goal; 150.0% for the Community Investment goal; and 125% for the Organizational Health/Diversity and Inclusion goal, and his 2017 achievement level for his individual goal.

Based on the achievement levels for the Bank's four corporate goals and the achievement levels of named executive officers for their respective individual goals, the following Year-End Awards under the EIP for 2017 were made: Lisa B. MacMillen, $67,150 (prorated from January 1, 2017, to March 31, 2017); Kenneth C. Miller, $229,900; Lawrence H. Parks, $227,850; Suzanne Titus-Johnson, $204,250; and Stephen P. Traynor $199,700.

The Year-End award amounts above reflect fifty percent (50%) of the total Annual Awards approved by the Board under the EIP for 2017. The payment of the other fifty percent (50%) of the total Annual Award, i.e., the Deferred Award, is deferred for the three-year performance period and is subject to applicable qualifiers as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.

The following table shows the two components of the Annual Awards for the named executive officers approved by the Board under the EIP for 2017.

	EIP for 2017
Named Executive Officers	Yearend Awards(1)	Deferred Awards(2)	Annual Awards
J. Gregory Seibly	$418,900	$418,900	$837,800
Lisa B. MacMillen(3)	67,150	67,150	134,300
Kenneth C. Miller	229,900	229,900	459,800
Lawrence H. Parks	227,850	227,850	455,700
Suzanne Titus-Johnson	204,250	204,250	408,500
Stephen P. Traynor	199,700	199,700	399,400
Total			$2,695,500

(1)	The Year-End Award is 50 percent of the Annual Award and included in the Summary Compensation Table.

(2)
The Deferred Award is 50 percent of the Annual Award and remain subject to the satisfaction of applicable qualifiers and will not be paid until 2021. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.

(3)	Ms. MacMillen’s awards are prorated.

In reviewing the Bank's 2017 performance, the Board recognized the president’s leadership and the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving all performance goals and objectives at a very high level. With respect to Mr. Seibly in particular, the Board recognized the president’s achievements with respect to his efforts in connection with enhancing constituent relations, the commitment to safe and sound practices, financial management practices, and employee engagement. Last, the Board acknowledged the president’s efforts in creating a Bank culture committed to operational and financial efficiency and effectiveness.

The Risk Management goal, which consisted of two goal components (technology resiliency and business continuity/crisis management), was measured at an aggregate achievement level of 138%. In determining the level of achievement for the first component, the Board recognized management's accomplishments and achievements in migrating the Bank’s environment to the new data centers and efforts in rolling out the Bank’s end-user computing modernization initiative in a safe and sound manner. With respect to the second goal component, achievement was based on management enhancing the Bank’s recovery resilience by further maturing the Bank’s enterprise crisis management framework through increased crisis team member preparedness, along with continued integration of Information Services Disaster Recovery and Information Security incident response protocols to ensure a cohesive recovery. In particular, the Board recognized the Bank’s level of achievement through completion of crisis management team exercises and cyber response team exercises.

The Bank's Franchise Enhancement goal, which consisted of three goal components, was measured at an aggregate achievement level of 144%. The Board recognized the Bank's financial performance in 2017 for the financial performance goal component (which excluded the impact of other-than-temporary impairment charges, litigation settlements gains, and contributions made in connection with the Bank’s Quality Jobs Initiative), and the achievements relating to the Bank’s operating cost efficiency and the member business goal components. With respect to the financial performance goal component, the adjusted return on capital spread goal target level for 2017 was 3.06% and the Bank achieved a spread of 3.95% (net of adjustments). For the operating cost efficiency goal component, the Bank took several organizational actions to reduce run-rate operating expenses and improve organizational and operational efficiency, including significant restructuring of the Bank’s leadership team and reporting structure to broaden leadership span-of-control and sharpen role clarity. Regarding the member business goal component, the Board noted the Bank’s achievements in slowing the pace of advances runoff as well as increasing the use of Bank credit to help offset maturing advances to large and former members; and the Bank’s implementation of a program to elevate and expand the level of contact with members and prospective members, which has helped promote the Bank as a valued business partner.

The Board further noted the Bank's strong performance on its Community Investment goal, which was measured at an achievement level of 150.0% for 2017. The Bank far exceeded the Community Investment goal focused on the number of members using the CIP and ACE Program or participating in the AHEAD Program.

The Organizational Health and Diversity/Inclusion goal was measured at an achievement level of 125%. The Board noted the Bank’s achievements in workforce and supplier diversity training and the development and implementation of a supplier program, and successfully planning and holding diversity events and activities during 2017.

For the 2015 EPUP, covering the three-year period 2015 through 2017, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank's adjusted return on capital spread goal and Risk Management goal over the three-year performance period from 2015 through 2017. The overall achievement level for the goals over this period was 147%, reflecting the effect of above-target performance on the adjusted return on capital spread goal in 2015, 2016, and 2017. The target level for the three-year period 2015 through 2017 was 2.84%, and the Bank achieved a spread of 3.72% (net of adjustments), which represents 150% achievement. The overall achievement level also reflected an achievement level for the Risk Management goal component of 146%, which was the average of the actual Risk Management goal achievement levels under the 2015 and 2016 Executive Incentive Plans and the EIP for 2017.

The awards approved by the Board under the 2015 EPUP were as follows: J. Gregory Seibly, $217,800 (prorated); Lisa B. MacMillen, $197,900 (prorated); Kenneth C. Miller, $214,900; Lawrence H. Parks, $213,000; Suzanne Titus-Johnson, $190,900; and Stephen P. Traynor, $190,400.

Pension Benefits Table

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2017, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
J. Gregory Seibly	Cash Balance Plan	1.083	$26,660	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	1.083	93,654	—
	Deferred Compensation Plan	1.083	—	—
	Supplemental Executive Retirement Plan(2)	1.583	806,268	—

Lisa B. MacMillen(3)	Cash Balance Plan	30.667	713,941	—
	Financial Institutions Retirement Fund	9.417	143,256	—
	Benefit Equalization Plan	30.667	—	642,885
	Deferred Compensation Plan	30.667	775,067	136,823
	Supplemental Executive Retirement Plan(2)	14.250	—	871,249

Kenneth C. Miller	Cash Balance Plan	22.917	600,318	—
	Financial Institutions Retirement Fund	0.917	26,244	—
	Benefit Equalization Plan	22.917	434,932	—
	Deferred Compensation Plan	22.917	22,315	—
	Supplemental Executive Retirement Plan(2)	15.000	1,507,771	—

Lawrence H. Parks	Cash Balance Plan	20.333	630,000	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	20.333	535,462	—
	Deferred Compensation Plan	20.333	127,836	—
	Supplemental Executive Retirement Plan(2)	15.000	1,695,835	—

Suzanne Titus-Johnson	Cash Balance Plan	31.333	918,724	—
	Financial Institutions Retirement Fund	9.333	150,373	—
	Benefit Equalization Plan	31.333	890,021	—
	Deferred Compensation Plan	31.333	150,200	—
	Supplemental Executive Retirement Plan(2)	12.750	1,162,157	—

Stephen P. Traynor	Cash Balance Plan	22.250	610,143	—
	Financial Institutions Retirement Fund	0.250	5,412	—
	Benefit Equalization Plan	22.250	238,107	—
	Deferred Compensation Plan	22.250	161,619	—
	Supplemental Executive Retirement Plan(2)	15.000	1,524,867	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2017 (measured December 31, 2017) was calculated using a discount rate of 3.25%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.

(2)
For the purposes of this table, the years of credited service for the SERP represent the years of participation since the inception of the SERP in 2003 or the first year in which the participant initially became active in the SERP. For purposes of determining the amount of Bank contribution in the SERP table, the years of credited service are defined in the SERP.

(3)	Ms. MacMillen served as chief operating officer until March 31, 2017.

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

Non-Qualified Deferred Compensation Table

The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2017, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2017 Executive Contributions(1)	2017 Bank Contributions(2)	Aggregate Earnings/ (Losses) in 2017		Aggregate (Withdrawals)/ Distributions in 2017	Yearend 2017 Aggregate Balance(3)
J. Gregory Seibly	2017	$—	$—	$—	$—		$—	$—
President and
Chief Executive Officer

Lisa B. MacMillen	2017	5,762,930	515,037	—	920,785		—	7,198,752
Executive Vice President and
Chief Operating Officer

Kenneth C. Miller	2017	—	—	—	—		—	—
Senior Vice President and
Chief Financial Officer

Lawrence H. Parks	2017	560,029	102,000	6,120	417	—	—	668,566
Senior Vice President,
External and Legislative Affairs

Suzanne Titus-Johnson	2017	132,590	216,190	—	52,147		—	400,927
Senior Vice President and
General Counsel and Corporate Secretary

Stephen P. Traynor	2017	2,291,417	479,700	7,200	279,631		(87,321)	2,970,627
Senior Vice President and
Chief Banking Officer

(1)
The 2017 executive contributions made by Ms. MacMillen and Ms. Titus-Johnson are included in the "Non-Equity Incentive Payment" and "Non-Equity LTIP Payout" columns in the Summary Compensation Table (SCT); the 2017 executive contributions made by Mr. Parks are included in the "Salary" column for 2017 in the SCT; and the 2017 executive contributions for Mr. Traynor include $120,000 reported in the “Salary” column for 2017 in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2017 Bank contribution made to Mr. Parks and Mr. Traynor are included in the “All Other Compensation" column for 2017 in the SCT.

(3)
The yearend 2017 aggregate balance for Mr. Parks includes $96,000 and $90,000 reported in the "Salary" Column for 2016 and 2015 in the SCT, respectively, and includes $5,760 and $5,400 reported in the "All Other Compensation" column for 2016 and 2015 in the SCT, respectively. The yearend 2017 aggregate balance for Ms. Titus-Johnson includes $120,000 in the "Salary" column for 2016 in the SCT, and includes $7,200 reported in the "All Other Compensation" column for 2016 in the SCT. The yearend 2017 aggregate balance for Ms. MacMillen includes $260,000 and $244,666 reported in the “Non-Equity Incentive Payment” and “Non-Equity LTIP Payout” columns, respectively, for 2016 in the SCT.

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

CHIEF EXECUTIVE OFFICER PAY RATIO

For the year ended December 31, 2017, the ratio of the Bank’s chief executive officer’s total compensation for 2017 to the Bank’s median of the annual total compensation for 2017 of all our employees, except the chief executive officer (Median Employee) is 12.86:1. For total compensation for the Bank’s chief executive officer and the Median Employee, we used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the Bank. For 2017, the total compensation of the Median Employee was $187,108, and the total compensation of the CEO, as reported in the Total Compensation column in the Summary Compensation Table, was $2,406,663.

We identified the Median Employee by calculating the 2017 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2017, and ranking the 2017 total compensation for all such employees (a list of 285 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees and we annualized compensation for all such employees.

DIRECTOR COMPENSATION

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2017

(In whole dollars)
Name of Directors serving during 2017	Fees Earned or Paid in Cash
Douglas H. (Tad) Lowrey(1)	$125,000
Melinda Guzman(2)	120,000
Bradley W. Beal	105,000
Craig G. Blunden	95,000
Steven R. Gardner(3)	95,000
Richard A. Heldebrant(4)	105,000
Simone Lagomarsino	110,000
John F. Luikart	105,000
Kevin Murray	110,000
Robert F. Nielsen	95,000
Brian M. Riley	105,000
John F. Robinson	105,000
F. Daniel Siciliano	95,000
Scott C. Syphax	105,000
John T. Wasley	105,000
Total	$1,580,000

(1)	Mr. Lowrey served as Chair during 2017. Mr. Lowrey’s term as director expired December 31, 2017.

(2)	Ms. Guzman served as Vice Chair during 2017.

(3)	Mr. Gardner’s term as director expired December 31, 2017.

(4)	Mr. Heldebrant resigned as director from the Board effective December 31, 2017, upon his retirement from Star One Credit Union.

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites are considered de minimis and not included in the table above.

The Board of Directors Compensation and Expense Reimbursement Policy for 2017 (2017 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$77,500	$47,500	$125,000
Vice Chair	72,500	47,500	120,000
Audit and Risk Committee Chairs	62,500	47,500	110,000
All Other Committee Chairs	57,500	47,500	105,000
Directors on Audit Committee	52,500	47,500	100,000
Other Directors	47,500	47,500	95,000

Under the 2017 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $9,500 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $47,500.

The 2017 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2017 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2017 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2017 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

For expense reimbursement purposes, directors' official duties included:

•	Meetings of the Board and Board committees,

•	Meetings requested by the Finance Agency and FHLBank System committees,

•	Meetings of the Council of FHLBanks and its committees,

•	Meetings of the Bank's Affordable Housing Advisory Council,

•	Events attended on behalf of the Bank when requested by the president in consultation with the chair,

•	Other events attended on behalf of the Bank with the prior approval of the chair,

•	Director education events attended with the prior approval of the chair, and

•	National Association of Corporate Directors Annual Meeting.

The 2017 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other.

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2018, which is substantially similar to the 2017 Directors Compensation Policy except that the maximum total service fees were increased by $10,000 for all director positions on the Board, including Board Chair and Vice Chair, all committee chairs, and all other directors, such that the total maximum compensation for 2018 was increased by $10,000 for all directors. Director fees were increased to more closely align with relevant market benchmarks for director compensation and trends at other FHLBanks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2018.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Charles Schwab Bank	4,050,000	10.8%
2360 Corporate Circle
Henderson, NV 89074

MUFG Union Bank, NA	3,240,000	8.7
400 California Street
San Francisco, CA 94104

JPMorgan Chase Bank, National Association(1)	3,068,088	8.2
1111 Polaris Parkway
Columbus, OH 43240

First Republic Bank	2,848,500	7.6
111 Pine Street
San Francisco, CA 94111

Bank of the West	2,331,550	6.2
180 Montgomery Street
San Francisco, CA 94104
Total	15,538,138	41.5%

(1)	Nonmember institution.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2018.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	Friendly Hills Bank	Whittier	CA	8,346	—%
Bradley W. Beal	One Nevada Credit Union	Las Vegas	NV	14,561	—
Craig G. Blunden	Provident Savings Bank	Riverside	CA	81,078	0.2
Marangal (Marito) Domingo	First Technology Federal Credit Union	Mountain View	CA	667,316	1.8
Simone Lagomarsino	Pacific Premier Bank	Irvine	CA	172,500	0.5
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	142,616	0.4
Brian M. Riley	Mohave State Bank	Lake Havasu City	AZ	29,674	0.1
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	189,000	0.5
Total				1,305,091	3.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

General

Under the rules of the Securities and Exchange Commission (SEC), the Bank is required to identify directors who are independent, and members of the Board's Audit Committee and Compensation and Human Resources Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank's capital stock is not listed on a national securities exchange or automated quotation system, and the Bank's Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank's Audit Committee set forth in the rules of the Federal Housing Finance Agency (Finance Agency), and looks to the Finance Agency independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC's disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

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

Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2017 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Siciliano, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2017, were independent in 2017 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2017, were independent in 2017 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Beal, Mr. Blunden, Mr. Domingo, Ms. Lagomarsino, Ms. Opp, Mr. Riley, and Mr. Robinson.

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

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Agency's independence standards and NASDAQ rules, all Audit Committee members who served in 2017 were independent and all current Audit Committee members are independent.

All Audit Committee members who served in 2017 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence

The Board has a Compensation and Human Resources Committee. Using the Finance Agency's director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2017 were independent, and all current Compensation and Human Resources Committee members are independent.

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

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2017 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2017 and 2016, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2017	2016
Audit fees	$1.0	$1.0
All other fees	—	—
Total	$1.0	$1.0

Audit Fees. Audit fees during 2017 and 2016 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2017 and 2016 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2017 and 2016.

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

In 2017 and 2016, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 26, 2018

4.1
Capital Plan, as amended and restated effective April 1, 2015, and updated August 3, 2015, to reflect adjustments to activity-based stock requirements, incorporated by reference to Exhibit 4.1 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2018

10.2
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3
Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.4
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.5
Change in Control Severance Agreement for Lisa B. MacMillen, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.6	Board Resolution for 2018 Board of Directors Compensation and Expense Reimbursement Policy

10.7	Executive Incentive Plan, Appendices I-III, as approved December 23, 2016 and Appendix IV, as approved December 1, 2017

10.8
2016 Executive Performance Unit Plan, as amended, incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.9
2016 Executive Performance Unit Plan Summary Description, as amended, incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.10
2015 Executive Performance Unit Plan, as amended, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.11
2015 Executive Performance Unit Plan Summary Description, as amended, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.12	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2018

10.13
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.15
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.16
Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.17
Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.18
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2017

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2017 and 2016; (ii) Statements of Income for the Years Ended December 31, 2017, 2016, and 2015; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015; (iv) Statements of Capital Accounts for the Years Ended December 31, 2017, 2016, and 2015; (v) Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015; and (vi) Notes to Financial Statements.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer
March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer (Principal executive officer)

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

/S/ JOHN F. LUIKART
John F. Luikart Chair of the Board of Directors

/S/ BRIAN M. RILEY
Brian M. Riley Vice Chair of the Board of Directors

/S/ JEFFREY K. BALL
Jeffrey K. Ball Director

/S/ BRADLEY W. BEAL
Bradley W. Beal Director

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ MARANGAL I. DOMINGO
Marangal I. Domingo Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ JOAN C. OPP
Joan C. Opp Director

/S/ JOHN F. ROBINSON
John F. Robinson Director

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ JOHN T. WASLEY
John T. Wasley Director