Form 10-Q
period 2018-06-30
Federal Home Loan Bank of San Francisco
filed 2018-08-03
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
  ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2018
Class B Stock, par value $100	31,014,964

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$44	$31
Interest-bearing deposits	2,035	1,115
Securities purchased under agreements to resell	4,000	11,750
Federal funds sold	8,727	11,028
Trading securities(a)	662	1,164
Available-for-sale (AFS) securities(a)	3,510	3,833
Held-to-maturity (HTM) securities (fair values were $13,739 and $14,704, respectively)(a)	13,769	14,680
Advances (includes $6,083 and $6,431 at fair value under the fair value option, respectively)	70,314	77,382
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	2,728	2,076
Accrued interest receivable	161	119
Premises, software, and equipment, net	22	29
Derivative assets, net	141	83
Other assets	95	95
Total Assets	$106,208	$123,385
Liabilities:
Deposits	$379	$281
Consolidated obligations:
Bonds (includes $1,404 and $949 at fair value under the fair value option, respectively)	74,061	85,063
Discount notes	24,519	30,440
Total consolidated obligations	98,580	115,503
Mandatorily redeemable capital stock	255	309
Accrued interest payable	131	116
Affordable Housing Program (AHP) payable	198	204
Derivative liabilities, net	2	1
Other liabilities	164	165
Total Liabilities	99,709	116,579
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
29 shares and 32 shares, respectively	2,850	3,243
Unrestricted retained earnings	2,707	2,670
Restricted retained earnings	612	575
Total Retained Earnings	3,319	3,245
Accumulated other comprehensive income/(loss) (AOCI)	330	318
Total Capital	6,499	6,806
Total Liabilities and Capital	$106,208	$123,385

(a)	At June 30, 2018, and December 31, 2017, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest Income:
Advances	$379	$193	$748	$346
Prepayment fees on advances, net	1	—	1	—
Interest-bearing deposits	6	2	10	3
Securities purchased under agreements to resell	23	3	32	4
Federal funds sold	42	26	93	45
Trading securities	4	4	8	8
AFS securities	56	60	113	121
HTM securities	87	67	168	134
Mortgage loans held for portfolio	23	11	44	20
Total Interest Income	621	366	1,217	681
Interest Expense:
Consolidated obligations:
Bonds	339	147	646	263
Discount notes	122	67	256	121
Deposits	1	1	2	1
Mandatorily redeemable capital stock	5	7	11	18
Total Interest Expense	467	222	915	403
Net Interest Income	154	144	302	278
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	154	144	302	278
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(13)	(7)	(16)	(8)
Net amount of OTTI loss reclassified to/(from) AOCI	8	1	10	(1)
Net OTTI loss, credit-related	(5)	(6)	(6)	(9)
Net gain/(loss) on trading securities	—	(1)	(1)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	5	(53)	4
Net gain/(loss) on derivatives and hedging activities	17	(19)	48	(28)
Gains on litigation settlements, net	—	—	—	119
Other	5	5	9	10
Total Other Income/(Loss)	5	(16)	(3)	96
Other Expense:
Compensation and benefits	19	19	40	38
Other operating expense	16	16	30	30
Federal Housing Finance Agency	2	1	3	3
Office of Finance	1	2	3	3
Quality Jobs Fund expense	5	—	15	40
Other, net	—	1	1	5
Total Other Expense	43	39	92	119
Income/(Loss) Before Assessment	116	89	207	255
AHP Assessment	12	9	22	27
Net Income/(Loss)	$104	$80	$185	$228

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Income/(Loss)	$104	$80	$185	$228
Other Comprehensive Income/(Loss):
Net change in pension and postretirement benefits	—	—	1	—
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	3	84	20	113
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(8)	(1)	(10)	1
Total net non-credit-related OTTI gain/(loss) on AFS securities	(5)	83	10	114
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	—	1	1	2
Total net non-credit-related OTTI gain/(loss) on HTM securities	—	1	1	2
Total other comprehensive income/(loss)	(5)	84	12	116
Total Comprehensive Income/(Loss)	$99	$164	$197	$344

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			149	79	228	116	344
Issuance of capital stock	5	551					551
Repurchase of capital stock	(2)	(232)					(232)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (8.04%)				(95)	(95)		(95)
Balance, June 30, 2017	27	$2,687	$2,317	$872	$3,189	$227	$6,103
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			37	148	185	12	197
Issuance of capital stock	7	681					681
Repurchase of capital stock	(10)	(1,072)					(1,072)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (7.00%)				(111)	(111)		(111)
Balance, June 30, 2018	29	$2,850	$612	$2,707	$3,319	$330	$6,499

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net Income/(Loss)	$185	$228
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(24)	(23)
Change in net fair value of trading securities	1	—
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	53	(4)
Change in net derivatives and hedging activities	140	12
Net OTTI loss, credit-related	6	9
Net change in:
Accrued interest receivable	(44)	7
Other assets	(3)	17
Accrued interest payable	19	9
Other liabilities	(16)	(17)
Total adjustments	132	10
Net cash provided by/(used in) operating activities	317	238
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,105)	(176)
Securities purchased under agreements to resell	7,750	(1,000)
Federal funds sold	2,301	(3,988)
Premises, software, and equipment	—	(11)
Trading securities:
Proceeds from maturities of long-term	501	801
AFS securities:
Proceeds from maturities of long-term	381	476
HTM securities:
Net (increase)/decrease in short-term	(50)	450
Proceeds from maturities of long-term	1,582	1,456
Purchases of long-term	(629)	(1,998)
Advances:
Repaid	999,983	815,993
Originated	(993,050)	(821,323)
Mortgage loans held for portfolio:
Principal collected	132	65
Purchases	(777)	(610)
Proceeds from sales of foreclosed assets	—	2
Net cash provided by/(used in) investing activities	17,019	(9,863)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	111	269
Borrowings from other FHLBanks	—	(1,345)
Net proceeds from issuance of consolidated obligations:
Bonds	41,662	34,821
Discount notes	72,788	78,530
Payments for matured and retired consolidated obligations:
Bonds	(52,606)	(24,072)
Discount notes	(78,720)	(78,719)
Proceeds from issuance of capital stock	681	551
Payments for repurchase/redemption of mandatorily redeemable capital stock	(56)	(55)
Payments for repurchase of capital stock	(1,072)	(232)
Cash dividends paid	(111)	(95)
Net cash provided by/(used in) financing activities	(17,323)	9,653
Net increase/(decrease) in cash and due from banks	13	28
Cash and due from banks at beginning of the period	31	2
Cash and due from banks at end of the period	$44	$30
Supplemental Disclosures:
Interest paid	$888	$391
AHP payments	29	23
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of other-than-temporarily impaired HTM securities to AFS securities	12	—
Transfers of capital stock to mandatorily redeemable capital stock	2	2

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10‑K).

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of June 30, 2018, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2017 Form 10-K. Other changes to these policies as of June 30, 2018, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2018, and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$657	$1,158
MBS – Other U.S. obligations – Ginnie Mae	5	6
Total	$662	$1,164

The net unrealized gain/(loss) on trading securities was de minimis and $(1) for the three months ended June 30, 2018 and 2017, respectively. The net unrealized gain/(loss) on trading securities was $(1) and de minimis for the six months ended June 30, 2018 and 2017, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of June 30, 2018, and December 31, 2017, were as follows:

June 30, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$294	$—	$29	$—	$323
Alt-A, option ARM	639	(7)	137	—	769
Alt-A, other	2,230	(13)	201	—	2,418
Total	$3,163	$(20)	$367	$—	$3,510

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$335	$—	$29	$—	$364
Alt-A, option ARM	714	(10)	130	—	834
Alt-A, other	2,447	(23)	211	—	2,635
Total	$3,496	$(33)	$370	$—	$3,833

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

At June 30, 2018, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $742. At December 31, 2017, the amortized cost of the Bank’s PLRMBS classified as AFS included credit-related OTTI of $801.

The following table summarizes the AFS securities with unrealized losses as of June 30, 2018, and December 31, 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$2	$—	$8	$—	$10	$—
Alt-A, option ARM	—	—	137	7	137	7
Alt-A, other	49	—	277	13	326	13
Total	$51	$—	$422	$20	$473	$20

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$11	$—	$11	$—
Alt-A, option ARM	—	—	144	10	144	10
Alt-A, other	5	—	356	23	361	23
Total	$5	$—	$511	$33	$516	$33

As indicated in the tables above, as of June 30, 2018, the Bank’s investments classified as AFS had unrealized losses related to PLRMBS, which were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$550	$—	$550	$—	$—	$550
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$155	$—	$155	$—	$(8)	$147
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	678	—	678	—	(12)	666
GSEs – single-family:
Freddie Mac	1,760	—	1,760	7	(33)	1,734
Fannie Mae	3,098	—	3,098	23	(20)	3,101
Subtotal GSEs – single-family	4,858	—	4,858	30	(53)	4,835
GSEs – multifamily:
Freddie Mac	4,855	—	4,855	6	—	4,861
Fannie Mae	1,993	—	1,993	—	(1)	1,992
Subtotal GSEs – multifamily	6,848	—	6,848	6	(1)	6,853
Subtotal GSEs	11,706	—	11,706	36	(54)	11,688
PLRMBS:
Prime	443	—	443	4	(4)	443
Alt-A, other	242	(5)	237	10	(2)	245
Subtotal PLRMBS	685	(5)	680	14	(6)	688
Total MBS	13,069	(5)	13,064	50	(72)	13,042
Total	$13,774	$(5)	$13,769	$50	$(80)	$13,739

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$500	$—	$—	$500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	187	—	187	—	(9)	178
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	751	—	751	1	(1)	751
GSEs – single-family:
Freddie Mac	2,039	—	2,039	12	(15)	2,036
Fannie Mae	3,600	—	3,600	34	(8)	3,626
Subtotal GSEs – single-family	5,639	—	5,639	46	(23)	5,662
GSEs – multifamily:
Freddie Mac	4,651	—	4,651	6	(6)	4,651
Fannie Mae	2,131	—	2,131	2	—	2,133
Subtotal GSEs – multifamily	6,782	—	6,782	8	(6)	6,784
Subtotal GSEs	12,421	—	12,421	54	(29)	12,446
PLRMBS:
Prime	521	—	521	5	(6)	520
Alt-A, other	306	(6)	300	11	(2)	309
Subtotal PLRMBS	827	(6)	821	16	(8)	829
Total MBS	13,999	(6)	13,993	71	(38)	14,026
Total	$14,686	$(6)	$14,680	$71	$(47)	$14,704

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At June 30, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $16, discounts of $21, and credit-related OTTI of $7. At December 31, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $19, discounts of $24, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of June 30, 2018, and December 31, 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized holding losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$147	$8	$147	$8
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	604	12	—	—	604	12
GSEs – single-family:
Freddie Mac	1,015	23	280	10	1,295	33
Fannie Mae	944	14	177	6	1,121	20
Subtotal GSEs – single-family	1,959	37	457	16	2,416	53
GSEs – multifamily:
Freddie Mac	444	—	—	—	444	—
Fannie Mae	950	1	133	—	1,083	1
Subtotal GSEs – multifamily	1,394	1	133	—	1,527	1
Subtotal GSEs	3,353	38	590	16	3,943	54
PLRMBS:
Prime	23	—	148	4	171	4
Alt-A, other	44	—	139	7	183	7
Subtotal PLRMBS	67	—	287	11	354	11
Total MBS	4,024	50	877	27	4,901	77
Total	$4,024	$50	$1,024	$35	$5,048	$85

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$178	$9	$178	$9
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	406	1	—	—	406	1
GSEs – single-family:
Freddie Mac	895	9	323	6	1,218	15
Fannie Mae	702	4	205	4	907	8
Subtotal GSEs – single-family	1,597	13	528	10	2,125	23
GSEs – multifamily:
Freddie Mac	1,058	6	—	—	1,058	6
Fannie Mae	456	—	—	—	456	—
Subtotal GSEs – multifamily	1,514	6	—	—	1,514	6
Subtotal GSEs	3,111	19	528	10	3,639	29
PLRMBS:
Prime	2	—	202	6	204	6
Alt-A, other	15	—	191	8	206	8
Subtotal PLRMBS	17	—	393	14	410	14
Total MBS	3,534	20	921	24	4,455	44
Total	$3,534	$20	$1,099	$33	$4,633	$53

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

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2018, and December 31, 2017, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

June 30, 2018
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$550	$550	$550
Due after 10 years	155	155	147
Subtotal	705	705	697
MBS	13,069	13,064	13,042
Total	$13,774	$13,769	$13,739

December 31, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$500	$500	$500
Due after 5 years through 10 years	12	12	12
Due after 10 years	175	175	166
Subtotal	687	687	678
MBS	13,999	13,993	14,026
Total	$14,686	$14,680	$14,704

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 8.0% to an increase of 13.0% over the 12-month period beginning April 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of June 30, 2018 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the second quarter of 2018, and the related current credit enhancement for the Bank.

June 30, 2018
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, option ARM
2006	7.7	40.9	34.8	—
Total Alt-A, option ARM	7.7	40.9	34.8	—
Alt-A, other
2007	10.0	28.4	40.6	0.3
2006	10.6	25.4	39.4	20.6
2005	14.4	13.8	34.4	0.1
2004 and earlier	17.7	12.6	32.3	14.0
Total Alt-A, other	10.8	25.9	39.5	8.4
Total	10.4	27.8	38.9	7.4

(1)	Weighted average percentage is based on unpaid principal balance.

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of the period	$1,113	$1,169	$1,129	$1,183
Additional charges on securities for which OTTI was previously recognized(1)	5	6	6	9
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(2)	(15)	(17)	(32)	(34)
Balance, end of the period	$1,103	$1,158	$1,103	$1,158

(1)
For the three months ended June 30, 2018 and 2017, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2018 and 2017, respectively.

(2)
The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $20 and $23 for the three months ended June 30, 2018 and 2017, respectively. The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $42 and $46 for the six months ended June 30, 2018 and 2017, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2018. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	$12	$—	$—	$12	$12	$—	$—	$12
Total	$12	$—	$—	$12	$12	$—	$—	$12

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at June 30, 2018, and December 31, 2017, by loan collateral type:

June 30, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$356	$294	$323	$—	$—	$—	$—
Alt-A, option ARM	859	639	769	—	—	—	—
Alt-A, other	2,679	2,230	2,418	58	53	49	58
Total	$3,894	$3,163	$3,510	$58	$53	$49	$58

December 31, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$405	$335	$364	$—	$—	$—	$—
Alt-A, option ARM	953	714	834	—	—	—	—
Alt-A, other	2,927	2,447	2,635	64	59	53	63
Total	$4,285	$3,496	$3,833	$64	$59	$53	$63

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2018, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2018, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2018, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2018, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.86% to 8.57% at June 30, 2018, and 0.79% to 8.57% at December 31, 2017, as summarized below.

	June 30, 2018		December 31, 2017
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$41,660	2.03%	$46,403	1.46%
After 1 year through 2 years	14,131	2.19	16,287	1.61
After 2 years through 3 years	7,524	2.30	5,423	1.73
After 3 years through 4 years	4,596	2.42	6,719	1.69
After 4 years through 5 years	1,550	2.48	1,741	2.10
After 5 years	1,092	3.24	913	3.13
Total par value	70,553	2.14%	77,486	1.57%
Valuation adjustments for hedging activities	(161)		(88)
Valuation adjustments under fair value option	(78)		(16)
Total	$70,314		$77,382

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $5,109 at June 30, 2018, and $4,619 at December 31, 2017. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $12,817 at June 30, 2018, and $18,373 at December 31, 2017.

The Bank’s advances at June 30, 2018, included $10 of putable advances. The Bank had no outstanding putable advances at December 31, 2017. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at June 30, 2018, and December 31, 2017, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Within 1 year	$45,877	$52,624	$41,665	$46,403
After 1 year through 2 years	13,256	12,593	14,136	16,287
After 2 years through 3 years	7,224	7,973	7,524	5,423
After 3 years through 4 years	1,596	1,719	4,596	6,719
After 4 years through 5 years	1,544	1,729	1,550	1,741
After 5 years	1,056	848	1,082	913
Total par value	$70,553	$77,486	$70,553	$77,486

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2018 and 2017. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2018 and 2017.

	June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$13,400	19%	$60	16%	$104	14%
First Republic Bank	10,250	14	46	13	81	11
JPMorgan Chase Bank, National Association(2)	9,361	13	54	15	104	14
Bank of the West	7,508	11	35	10	64	9
Wells Fargo Financial National Bank	4,000	6	21	6	38	6
Subtotal	44,519	63	216	60	391	54
Others	26,034	37	145	40	336	46
Total par value	$70,553	100%	$361	100%	$727	100%

	June 30, 2017		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$12,805	23%	$45	22%	$86	24%
Bank of the West	9,110	17	19	10	33	9
First Republic Bank	7,700	14	28	14	48	14
MUFG Union Bank, National Association	4,600	8	6	3	8	2
CIT Bank, N.A.	2,396	4	8	4	16	4
Subtotal	36,611	66	106	53	191	53
Others	18,576	34	95	47	171	47
Total par value	$55,187	100%	$201	100%	$362	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2018, and December 31, 2017, are detailed below:

	June 30, 2018	December 31, 2017
Par value of advances:
Fixed rate:
Due within 1 year	$23,275	$31,767
Due after 1 year	17,185	13,022
Total fixed rate	40,460	44,789
Adjustable rate:
Due within 1 year	18,385	14,636
Due after 1 year	11,708	18,061
Total adjustable rate	30,093	32,697
Total par value	$70,553	$77,486

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2018, or December 31, 2017. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

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

The following table presents information as of June 30, 2018, and December 31, 2017, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2018	December 31, 2017
Fixed rate medium-term mortgage loans	$20	$32
Fixed rate long-term mortgage loans	2,618	1,973
Subtotal	2,638	2,005
Unamortized premiums	95	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	2,728	2,076
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$2,728	$2,076

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At June 30, 2018, and December 31, 2017, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2018, or during 2017.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of June 30, 2018, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of June 30, 2018, and December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2018	December 31, 2017
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$7	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	11	12
Total past due	20	22
Total current loans	2,723	2,065
Total mortgage loans	$2,743	$2,087
In process of foreclosure, included above(2)	$3	$3
Nonaccrual loans	$11	$12
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.41%	0.59%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three and six months ended June 30, 2018 and 2017.

The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

(In millions)	June 30, 2018	December 31, 2017
Recorded investment, end of the period:
Individually evaluated for impairment	$9	$9
Collectively evaluated for impairment	2,734	2,078
Total recorded investment	$2,743	$2,087

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of June 30, 2018, and December 31, 2017. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of June 30, 2018, and a de minimis allowance for credit losses for loans individually evaluated for impairment as of December 31, 2017.

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9	$9	$—	$9	$9	$—
With an allowance	—	—	—	—	—	—
Total	$9	$9	$—	$9	$9	$—

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking i

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

nto consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank had no allowance for credit losses for MPF Original and MPF Plus loans as of June 30, 2018, and a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2017.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of June 30, 2018, and December 31, 2017.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2 as of June 30, 2018, and $3 as of December 31, 2017.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2018, and December 31, 2017, were repaid or are expected to be repaid according to the contractual terms.

Note 10 — Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pe

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

nding disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as non-interest-bearing deposits.

Deposits as of June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Interest-bearing deposits:
Demand and overnight	$354	$263
Term	2	—
Total interest-bearing deposits	356	263
Non-interest-bearing deposits	23	18
Total	$379	$281

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2018, and December 31, 2017, are detailed in the following table:

	June 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$354	1.60%	$263	1.10%
Fixed rate	2	1.60	—	—
Total interest-bearing deposits	356		263
Non-interest-bearing deposits	23		18
Total	$379		$281

The aggregate amount of time deposits with a denomination of $250 thousand or more was $2 at June 30, 2018. There were no time deposits at December 31, 2017. These time deposits are scheduled to mature within three months.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2018, and December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2018		December 31, 2017
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$58,923	1.90%	$69,734	1.33%
After 1 year through 2 years	6,226	1.88	6,461	1.42
After 2 years through 3 years	3,791	1.82	2,785	1.74
After 3 years through 4 years	1,165	1.93	2,058	1.78
After 4 years through 5 years	2,029	2.41	1,994	2.15
After 5 years	2,031	2.94	2,076	2.80
Total par value	74,165	1.94%	85,108	1.41%
Unamortized premiums	5		9
Unamortized discounts	(11)		(11)
Valuation adjustments for hedging activities	(84)		(37)
Fair value option valuation adjustments	(14)		(6)
Total	$74,061		$85,063

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $10,645 at June 30, 2018, and $9,612 at December 31, 2017. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,141 at June 30, 2018, and $6,406 at December 31, 2017. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at June 30, 2018, and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017
Par value of consolidated obligation bonds:
Non-callable	$63,520	$75,496
Callable	10,645	9,612
Total par value	$74,165	$85,108

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2018, and December 31, 2017, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2018	December 31, 2017
Within 1 year	$68,154	$78,606
After 1 year through 2 years	5,125	5,326
After 2 years through 3 years	730	935
After 3 years through 4 years	5	85
After 4 years through 5 years	90	55
After 5 years	61	101
Total par value	$74,165	$85,108

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$24,570	1.86%	$30,494	1.24%
Unamortized discounts	(51)		(54)
Total	$24,519		$30,440

(1)	Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2018, and December 31, 2017, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2017 Form 10-K.

	June 30, 2018	December 31, 2017
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,348	$17,967
Adjustable rate	56,489	66,276
Step-up	953	565
Step-down	275	200
Range bonds	100	100
Total bonds, par value	74,165	85,108
Discount notes, par value	24,570	30,494
Total consolidated obligations, par value	$98,735	$115,602

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2018, or December 31, 2017. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended June 30, 2018 and 2017:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2017	$167	$(8)	$(16)	$143
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	84			84
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	2	—		2
Net current period other comprehensive income/(loss)	83	1	—	84
Balance, June 30, 2017	$250	$(7)	$(16)	$227

Balance, March 31, 2018	$352	$(5)	$(12)	$335
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(9)	—		(9)
Net change in fair value	3			3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	(5)	—	—	(5)
Balance, June 30, 2018	$347	$(5)	$(12)	$330

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2018 and 2017:

	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2016	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss	(3)	—		(3)
Net change in fair value	113			113
Accretion of non-credit-related OTTI loss		2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	4	—		4
Net current period other comprehensive income/(loss)	114	2	—	116
Balance, June 30, 2017	$250	$(7)	$(16)	$227

Balance, December 31, 2017	$337	$(6)	$(13)	$318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits			1	1
Non-credit-related OTTI loss	(11)	—		(11)
Net change in fair value	20			20
Accretion of non-credit-related OTTI loss		1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI	1	—		1
Net current period other comprehensive income/(loss)	10	1	1	12
Balance, June 30, 2018	$347	$(5)	$(12)	$330

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of June 30, 2018, and December 31, 2017, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	June 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Risk-based capital	$2,022	$6,424	$2,023	$6,797
Total regulatory capital	$4,248	$6,424	$4,935	$6,797
Total regulatory capital ratio	4.00%	6.05%	4.00%	5.51%
Leverage capital	$5,310	$9,636	$6,169	$10,195
Leverage ratio	5.00%	9.07%	5.00%	8.26%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $255 outstanding to six institutions at June 30, 2018, and $309 outstanding to seven institutions at December 31, 2017. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance at the beginning of the period	$309	$403	$309	$457
Reclassified from/(to) capital during the period	2	2	2	2
Redemption of mandatorily redeemable capital stock	—	—	—	(54)
Repurchase of excess mandatorily redeemable capital stock	(56)	(1)	(56)	(1)
Balance at the end of the period	$255	$404	$255	$404

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $5 and $7 for the three months ended June 30, 2018 and 2017, respectively, and in the amount of $11 and $18 for the six months ended June 30, 2018 and 2017, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2017 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2018, and December 31, 2017.

Contractual Redemption Period	June 30, 2018	December 31, 2017
After 1 year through 2 years	$1	$—
After 2 years through 3 years	251	306
Past contractual redemption date because of remaining activity(1)	3	3
Total	$255	$309

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 224% as of June 30, 2018.

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

Retained Earnings – The following tables summarize the activity related to retained earnings for the three and six months ended June 30, 2018 and 2017:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, March 31, 2017	$850	$20	$1,750	$530	$2,300	$3,150
Net income	63	1	—	16	17	80
Cash dividends on capital stock	(41)					(41)
Balance, June 30, 2017	$872	$21	$1,750	$546	$2,317	$3,189

Balance, March 31, 2018	$2,681	$—	$—	$592	$592	$3,273
Net income	84	—	—	20	20	104
Cash dividends on capital stock	(58)					(58)
Balance, June 30, 2018	$2,707	$—	$—	$612	$612	$3,319

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056
Net income	79	3	100	46	149	228
Cash dividends on capital stock	(95)					(95)
Balance, June 30, 2017	$872	$21	$1,750	$546	$2,317	$3,189

Balance, December 31, 2017	$2,670	$—	$—	$575	$575	$3,245
Net income	148	—	—	37	37	185
Cash dividends on capital stock	(111)					(111)
Balance, June 30, 2018	$2,707	$—	$—	$612	$612	$3,319

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2018, the Bank’s excess capital stock totaled $152, or 0.14% of total assets.

In the second quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $63, including $58 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock. In the second quarter of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $48, including $41 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock.

In the first six months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $122, including $111 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock. In the first six months of 2017, the Bank paid dividends at an annualized rate of 8.04%, totaling $113, including $95 in dividends on capital stock and $18 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 26, 2018, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2018 at an annualized rate of 7.00%, totaling $56, including $51 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 26, 2018. The Bank expects to pay the dividend on August 13, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2018.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $700 and $60 in excess capital stock during the second quarter of 2018 and 2017, respectively, and $1,128 and $233 in excess capital stock during the first six months of 2018 and 2017, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2018 and 2017, the Bank redeemed de minimis amounts in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On April 9, 2018, the Bank’s Board of Directors revised the Framework to change the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all former members from a quarterly schedule to a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. Effective April 24, 2018, the Bank began calculating the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member will continue to meet its minimum capital stock requirement after the repurchase. In accordance with the revised Framework, the Bank repurchased $363 of excess capital stock on April 24, 2018. The Bank may change this practice at any time. All repurchases of capital stock are at the Bank’s discretion, subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy, Capital Plan, and the Framework.

Excess capital stock totaled $152 and $493 as of June 30, 2018, and December 31, 2017, respectively.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2017 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2018, or December 31, 2017.

	June 30, 2018		December 31, 2017
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank	$367	12%	$205	6%
Charles Schwab Bank	17	1	405	11
Subtotal	384	13	610	17
Others	2,721	87	2,942	83
Total	$3,105	100%	$3,552	100%

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2018 and 2017.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
June 30, 2018	$79	$73	$152	$—	$(7)	$5	$154	$5	$43	$116
June 30, 2017	57	81	138	—	(13)	7	144	(16)	39	89
Six months ended:
June 30, 2018	$157	$148	$305	$(1)	$(7)	$11	$302	$(3)	$92	$207
June 30, 2017	105	164	269	(2)	(25)	18	278	96	119	255

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $20 and $23 for the three months ended June 30, 2018 and 2017; and totaled $42 and $46 for the six months ended June 30, 2018 and 2017, respectively. The mortgage-related business does not include credit-related OTTI losses of $5 and $6 for the three months ended June 30, 2018 and 2017, and $6 and $9 for the six months ended June 30, 2018 and 2017, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents total assets by operating segment at June 30, 2018, and December 31, 2017.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2018	$86,849	$19,359	$106,208
December 31, 2017	103,426	19,959	123,385

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

Advances – The Bank offers a wide range of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance, fixed rate advance with embedded options, or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and any embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. Fixed rate advances without options that are offset with an interest rate exchange agreement are generally treated as fair value hedges. Advances with embedded options are recorded using the fair value option and are economically hedged using interest rate exchange agreements.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2018, and December 31, 2017. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,853	$8	$43	$24,270	$92	$27
Total	34,853	8	43	24,270	92	27
Derivatives not designated as hedging instruments:
Interest rate swaps	39,022	83	74	73,760	81	57
Interest rate caps and floors	1,563	2	—	1,563	1	1
Mortgage delivery commitments	16	—	—	16	—	—
Total	40,601	85	74	75,339	82	58
Total derivatives before netting and collateral adjustments	$75,454	93	117	$99,609	174	85
Netting adjustments and cash collateral(1)		48	(115)		(91)	(84)
Total derivative assets and total derivative liabilities		$141	$2		$83	$1

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $195 and $10 at June 30, 2018, and December 31, 2017, respectively. Cash collateral received and related accrued interest was $32 and $18 at June 30, 2018, and December 31, 2017, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$2	$(2)	$4	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	2	(2)	4	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	18	(10)	42	(8)
Interest rate caps and floors	(1)	(3)	1	(5)
Net settlements	(7)	(13)	(7)	(25)
Mortgage delivery commitments	5	9	9	12
Total net gain/(loss) related to derivatives not designated as hedging instruments	15	(17)	45	(26)
Other(1)	—	—	(1)	—
Net gain/(loss) on derivatives and hedging activities	$17	$(19)	$48	$(28)

(1)	Consists of price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2018				June 30, 2017
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$10	$(6)	$4	$17	$(10)	$8	$(2)	$(8)
Consolidated obligation bonds	(6)	4	(2)	(8)	1	(1)	—	6
Total	$4	$(2)	$2	$9	$(9)	$7	$(2)	$(2)

	Six Months Ended
	June 30, 2018				June 30, 2017
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$80	$(73)	$7	$20	$4	$(6)	$(2)	$(17)
Consolidated obligation bonds	(50)	47	(3)	(7)	(10)	10	—	15
Total	$30	$(26)	$4	$13	$(6)	$4	$(2)	$(2)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2018, was $58, for which the Bank had posted cash collateral of $56 in the ordinary course of business.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2018, and December 31, 2017.

	June 30, 2018			December 31, 2017
	Derivative Instruments Meeting Netting Requirements			Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities

Derivative Assets
Uncleared	$89	$(87)	$2	$35	$(33)	$2
Cleared	4	135	139	139	(58)	81
Total			$141			$83
Derivative Liabilities
Uncleared	$113	$(111)	$2	$29	$(28)	$1
Cleared	4	(4)	—	56	(56)	—
Total			$2			$1

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2018, and December 31, 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2018, and December 31, 2017. The Bank records trading securities, AFS

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	June 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$44	$44	$44	$—	$—	$—
Interest-bearing deposits	2,035	2,035	2,035	—	—	—
Securities purchased under agreements to resell	4,000	4,000	—	4,000	—	—
Federal funds sold	8,727	8,729	—	8,729	—	—
Trading securities	662	662	—	662	—	—
AFS securities	3,510	3,510	—	—	3,510	—
HTM securities	13,769	13,739	—	12,904	835	—
Advances	70,314	70,363	—	70,363	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,728	2,660	—	2,660	—	—
Accrued interest receivable	161	161	—	161	—	—
Derivative assets, net(1)	141	141	—	93	—	48
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	379	379	—	379	—	—
Consolidated obligations:
Bonds	74,061	73,839	—	73,839	—	—
Discount notes	24,519	24,518	—	24,518	—	—
Total consolidated obligations	98,580	98,357	—	98,357	—	—
Mandatorily redeemable capital stock	255	255	255	—	—	—
Accrued interest payable	131	131	—	131	—	—
Derivative liabilities, net(1)	2	2	—	117	—	(115)
Other
Standby letters of credit	22	22	—	22	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$31	$31	$31	$—	$—	$—
Interest-bearing deposits	1,115	1,115	1,115	—	—	—
Securities purchased under agreements to resell	11,750	11,750	—	11,750	—	—
Federal funds sold	11,028	11,029	—	11,029	—	—
Trading securities	1,164	1,164	—	1,164	—	—
AFS securities	3,833	3,833	—	—	3,833	—
HTM securities	14,680	14,704	—	13,697	1,007	—
Advances	77,382	77,437	—	77,437	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,076	2,075	—	2,075	—	—
Accrued interest receivable	119	119	—	119	—	—
Derivative assets, net(1)	83	83	—	174	—	(91)
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	281	281	—	281	—	—
Consolidated obligations:
Bonds	85,063	84,938	—	84,938	—	—
Discount notes	30,440	30,437	—	30,437	—	—
Total consolidated obligations	115,503	115,375	—	115,375	—	—
Mandatorily redeemable capital stock	309	309	309	—	—	—
Accrued interest payable	116	116	—	116	—	—
Derivative liabilities, net(1)	1	1	—	85	—	(84)
Other
Standby letters of credit	19	19	—	19	—	—

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2018:

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

As of June 30, 2018, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes uncleared derivative transactions only with highly rated derivative de

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

alers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is either (i) limited to an absolute dollar credit exposure limit according to the counterparty’s long-term debt or deposit credit rating, as determined by rating agencies or (ii) set at zero (subject to a minimum transfer amount). The Bank clears its cleared derivative transactions only through clearing agents that meet the Bank’s eligibility requirements, and the Bank’s credit exposure to the clearinghouse is secured by variation margin received from the clearinghouse. All credit exposure from derivative transactions entered into by the Bank with member counterparties that are not derivative dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2018, and December 31, 2017, by level within the fair value hierarchy.

June 30, 2018
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$657	$—	$—	$657
MBS:
Other U.S. obligations – Ginnie Mae	—	5	—	—	5
Total trading securities	—	662	—	—	662
AFS securities:
PLRMBS	—	—	3,510	—	3,510
Total AFS securities	—	—	3,510	—	3,510
Advances(2)	—	6,083	—	—	6,083
Derivative assets, net: interest rate-related	—	93	—	48	141
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$6,838	$3,510	$48	$10,405
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,404	$—	$—	$1,404
Derivative liabilities, net: interest rate-related	—	117	—	(115)	2
Total recurring fair value measurements – Liabilities	$—	$1,521	$—	$(115)	$1,406
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,158	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	6	—	—	6
Total trading securities	—	1,164	—	—	1,164
AFS securities:
PLRMBS	—	—	3,833	—	3,833
Total AFS securities	—	—	3,833	—	3,833
Advances(2)	—	6,431	—	—	6,431
Derivative assets, net: interest rate-related	—	174	—	(91)	83
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$7,769	$3,833	$(91)	$11,520
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$949	$—	$—	$949
Derivative liabilities, net: interest rate-related	—	85	—	(84)	1
Total recurring fair value measurements – Liabilities	$—	$1,034	$—	$(84)	$950
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$3	$—	$3
Total nonrecurring fair value measurements – Assets	$—	$—	$3	$—	$3

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at June 30, 2018, and December 31, 2017.

(3)	Represents consolidated obligation bonds recorded under the fair value option at June 30, 2018, and December 31, 2017.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2018, and the year ended December 31, 2017.

The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30, 2018	June 30, 2017
Balance, beginning of the period	$3,686	$4,294
Total gain/(loss) realized and unrealized included in:
Interest income	20	24
Net OTTI loss, credit-related	(5)	(6)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	3	84
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(8)	(1)
Settlements	(198)	(231)
Transfers of HTM securities to AFS securities	12	—
Balance, end of the period	$3,510	$4,164
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$15	$16

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
	June 30, 2018	June 30, 2017
Balance, beginning of the period	$3,833	$4,489
Total gain/(loss) realized and unrealized included in:
Interest income	42	46
Net OTTI loss, credit-related	(6)	(9)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	20	113
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	1
Settlements	(381)	(476)
Transfers of HTM securities to AFS securities	12	—
Balance, end of the period	$3,510	$4,164
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$36	$36

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,637	$1,315	$3,816	$2,236
New transactions elected for fair value option	342	89	1,772	95
Maturities and terminations	(882)	—	(107)	(1,215)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(14)	(2)	8	3
Change in accrued interest	—	2	1	(1)
Balance, end of the period	$6,083	$1,404	$5,490	$1,118

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
	June 30, 2018		June 30, 2017
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,431	$949	$3,719	$1,507
New transactions elected for fair value option	1,564	463	2,060	835
Maturities and terminations	(1,850)	—	(299)	(1,230)
Net gain/(loss) from changes in fair value recognized in earnings	(63)	(10)	9	5
Change in accrued interest	1	2	1	1
Balance, end of the period	$6,083	$1,404	$5,490	$1,118

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2018 and 2017. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2018, and December 31, 2017:

	June 30, 2018			December 31, 2017
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$6,161	$6,083	$(78)	$6,447	$6,431	$(16)
Consolidated obligation bonds	1,418	1,404	(14)	955	949	(6)

(1)	At June 30, 2018, and December 31, 2017, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$1,059,859 at June 30, 2018, and $1,034,260 at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $98,735 at June 30, 2018, and $115,602 at December 31, 2017. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2017 Form 10-K.

Off-balance sheet commitments as of June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018			December 31, 2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,737	$4,083	$16,820	$12,910	$3,240	$16,150
Commitments to fund additional advances	—	—	—	1	—	1
Commitments to issue consolidated obligation discount notes, par	57	—	57	134	—	134
Commitments to issue consolidated obligation bonds, par	—	—	—	595	—	595
Commitments to purchase mortgage loans	16	—	16	16	—	16

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 14 days to 15 years, including a final expiration in 2033. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $22 at June 30, 2018, and $19 at December 31, 2017. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2018, and December 31, 2017.

Commitments to fund advances totaled $1 at December 31, 2017. There were no commitments to fund advances at June 30, 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of June 30, 2018, and December 31, 2017.

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

	June 30, 2018	December 31, 2017
Assets:
Advances	$3,811	$3,072
Mortgage loans held for portfolio	12	13
Accrued interest receivable	7	5
Liabilities:
Deposits	$26	$3
Capital:
Capital Stock	$142	$126

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Income:
Advances	$17	$10	$31	$19

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2018, and December 31, 2017, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2017 Form 10-K.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at June 30, 2018, and December 31, 2017, which were recorded in the Statements of Condition in the Cash and due from banks line item.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in other interest income and interest expense from other borrowings in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2018 and 2017, the Bank extended overnight loans to other FHLBanks for $280 and $1,005, respectively. During the six months ended June 30, 2018 and 2017, the Bank borrowed $1,510 and $15, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three and six months ended June 30, 2018, the Bank recorded a de minimis amount and $1, respectively, in MPF transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense. For the three and six

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

months ended June 30, 2017, the Bank recorded a de minimis amount and $1, respectively, in MPF transaction services fee expense to the FHLBank of Chicago.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and six months ended June 30, 2018 and 2017, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the six months ended June 30, 2018 and 2017, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 19 — Subsequent Events

There were no material subsequent events identified, subsequent to June 30, 2018, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

The Bank experienced strong earnings in the second quarter of 2018. Net income for the quarter was $104 million, compared with net income of $80 million for the second quarter of 2017. The $24 million increase in net income relative to the prior-year period primarily reflected higher net interest income, resulting from higher average balances of interest-earning assets, and an increase in other income related to improvements in net fair value gains and losses associated with derivatives, hedged items, and financial instruments carried at fair value. These increases in net income were partially offset by a voluntary charitable contribution of $5 million made by the Bank during the second quarter of 2018 for the Quality Jobs Fund, a donor-advised fund established to support quality job growth and small business expansion.

Retained earnings grew to $3.3 billion at June 30, 2018, from $3.2 billion at December 31, 2017, and the Bank paid dividends at an annualized rate of 7.00%, totaling $122 million, including $111 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock during the second quarter of 2018.

Total assets decreased $17.2 billion during the first six months of 2018, to $106.2 billion at June 30, 2018, from $123.4 billion at December 31, 2017. Total advances decreased $7.1 billion, to $70.3 billion at June 30, 2018, from $77.4 billion at December 31, 2017. In addition, investments decreased $10.9 billion, to $32.7 billion at June 30, 2018, from $43.6 billion at December 31, 2017, primarily reflecting a decrease of $7.8 billion in securities purchased under agreements to resell and a decrease of $2.3 billion in Federal funds sold.

Accumulated other comprehensive income increased by $12 million during the first six months of 2018, to $330 million at June 30, 2018, from $318 million at December 31, 2017, primarily as a result of improvement in the fair value of the Bank’s private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale.

On July 26, 2018, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2018 at an annualized rate of 7.00%. The dividend will total $56 million, including $5 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the third quarter of 2018. The Bank recorded the dividend on July 26, 2018, and expects to pay the dividend on or about August 13, 2018.

As of June 30, 2018, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.1%, exceeding the 4.0% requirement. The Bank had $6.4 billion in permanent capital, exceeding its risk-based capital requirement of $2.0 billion.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Selected Balance Sheet Items at Quarter End
Total Assets	$106,208	$109,225	$123,385	$109,503	$101,923
Advances	70,314	66,642	77,382	61,629	55,179
Mortgage Loans Held for Portfolio, Net	2,728	2,376	2,076	1,774	1,383
Investments(1)	32,703	39,832	43,570	45,775	45,035
Consolidated Obligations:(2)
Bonds	74,061	74,297	85,063	72,266	60,966
Discount Notes	24,519	27,703	30,440	29,902	33,335
Mandatorily Redeemable Capital Stock	255	309	309	342	404
Capital Stock —Class B —Putable	2,850	3,068	3,243	2,815	2,687
Unrestricted Retained Earnings	2,707	2,681	2,670	2,664	872
Restricted Retained Earnings	612	592	575	562	2,317
Accumulated Other Comprehensive Income/(Loss) (AOCI)	330	335	318	308	227
Total Capital	6,499	6,676	6,806	6,349	6,103
Selected Operating Results for the Quarter
Net Interest Income	$154	$148	$143	$146	$144
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	5	(8)	(14)	(4)	(16)
Other Expense	43	49	54	51	39
Affordable Housing Program Assessment	12	10	8	10	9
Net Income/(Loss)	$104	$81	$67	$81	$80
Selected Other Data for the Quarter
Net Interest Margin(3)	0.58%	0.47%	0.49%	0.55%	0.59%
Operating Expenses as a Percent of Average Assets	0.13	0.11	0.14	0.14	0.15
Return on Average Assets	0.38	0.26	0.23	0.30	0.33
Return on Average Equity	6.31	4.74	4.02	5.19	5.56
Annualized Dividend Rate	7.00	7.00	7.00	7.00	7.00
Dividend Payout Ratio(4)	54.78	65.67	72.32	53.39	51.21
Average Equity to Average Assets Ratio	6.08	5.40	5.64	5.84	5.87
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.05	6.09	5.51	5.83	6.16
Duration Gap (in months)	—	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2018	$1,059,859
March 31, 2018	1,019,229
December 31, 2017	1,034,260
September 30, 2017	1,028,710
June 30, 2017	1,011,526

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments. This includes net accretion of related income, which is a result of improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2018 and 2017, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2018 Compared to Second Quarter of 2017

Average Balance Sheets

	Three Months Ended
	June 30, 2018			June 30, 2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,388	$6	1.76%	$740	$2	0.92%
Securities purchased under agreements to resell	5,216	23	1.78	1,129	3	0.87
Federal funds sold	8,789	42	1.92	10,439	26	1.00
Trading securities:
Mortgage-backed securities (MBS)	6	—	2.92	7	—	2.18
Other investments	665	4	2.13	1,395	4	1.18
Available-for-sale (AFS) securities:(1)
MBS(2)	3,230	56	6.96	3,999	60	6.01
Held-to-maturity (HTM) securities:(1)
MBS	13,374	83	2.51	12,176	65	2.16
Other investments	683	4	2.37	791	2	1.19
Mortgage loans held for portfolio	2,566	23	3.64	1,142	11	3.86
Advances(3)	71,781	380	2.12	65,797	193	1.18
Loans to other FHLBanks	2	—	1.88	7	—	0.86
Total interest-earning assets	107,700	621	2.32	97,622	366	1.50
Other assets(4)(5)	771	—		1,075	—
Total Assets	$108,471	$621		$98,697	$366
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$72,583	$339	1.87%	$55,691	$147	1.06%
Discount notes	28,230	122	1.73	35,659	67	0.76
Deposits and other borrowings	288	1	1.59	274	1	0.92
Mandatorily redeemable capital stock	269	5	7.97	403	7	7.69
Total interest-bearing liabilities	101,370	467	1.85	92,027	222	0.97
Other liabilities(4)	510	—		873	—
Total Liabilities	101,880	467		92,900	222
Total Capital	6,591	—		5,797	—
Total Liabilities and Capital	$108,471	$467		$98,697	$222
Net Interest Income		$154			$144
Net Interest Spread(6)			0.47%			0.53%
Net Interest Margin(7)			0.58%			0.59%
Interest-earning Assets/Interest-bearing Liabilities	106.24%			106.08%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $15 million and $17 million for the three months ended June 30, 2018 and 2017, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2018			June 30, 2017
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$17	$17	$—	$(8)	$(8)
Consolidated obligation bonds	—	(8)	(8)	—	6	6

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2018 was $154 million, a 7% increase from $144 million in the second quarter of 2017. The following table details the changes in interest income and interest expense for the second quarter of 2018 compared to the second quarter of 2017. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$4	$2	$2
Securities purchased under agreements to resell	20	16	4
Federal funds sold	16	(5)	21
Trading securities: Other investments	—	(3)	3
AFS securities: MBS	(4)	(13)	9
HTM securities:
MBS	18	7	11
Other investments	2	—	2
Mortgage loans held for portfolio	12	13	(1)
Advances(2)	187	19	168
Total interest-earning assets	255	36	219
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	192	54	138
Discount notes	55	(16)	71
Mandatorily redeemable capital stock	(2)	(2)	—
Total interest-bearing liabilities	245	36	209
Net interest income	$10	$—	$10

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 58 basis points for the second quarter of 2018, 1 basis point lower than the net interest margin for the second quarter of 2017, which was 59 basis points. The net interest spread was 47 basis points for the second quarter of 2018, 6 basis points lower than the net interest spread for the second quarter of 2017, which was 53 basis points. These decreases were primarily due to a decline in spreads on interest-earning assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2018 and 2017.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2018	June 30, 2017
Other Income/(Loss):
Total OTTI loss	$(13)	$(7)
Net amount of OTTI loss reclassified to/(from) AOCI	8	1
Net OTTI loss, credit-related	(5)	(6)
Net gain/(loss) on trading securities(1)	—	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	5
Net gain/(loss) on derivatives and hedging activities	17	(19)
Other	5	5
Total Other Income/(Loss)	$5	$(16)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $1 million and a de minimis amount for the three months ended June 30, 2018 and 2017, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2018 and 2017.

Net Gain/(Loss) from Changes in Fair Value Recognized in Earnings

	Three Months Ended
(In millions)	June 30, 2018	June 30, 2017
Advances	$(14)	$8
Consolidated obligation bonds	2	(3)
Total	$(12)	$5

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2018 and 2017.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

	Three Months Ended
(In millions)	June 30, 2018				June 30, 2017
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$15	$4	$19	$—	$(12)	$(6)	$(18)
Not elected for fair value option	3	(2)	(2)	(1)	(3)	3	—	—
Consolidated obligation bonds:
Elected for fair value option	—	(3)	—	(3)	—	3	1	4
Not elected for fair value option	(1)	(3)	(6)	(10)	1	3	2	6
Consolidated obligation discount notes:
Not elected for fair value option	—	12	(3)	9	—	(7)	(10)	(17)
MBS:
Not elected for fair value option	—	(1)	—	(1)	—	(4)	—	(4)
Non-MBS investments:
Not elected for fair value option	—	(1)	—	(1)	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	—	5	—	5	—	9	—	9
Other(1)	—	—	—	—	—	—	—	—
Total	$2	$22	$(7)	$17	$(2)	$(4)	$(13)	$(19)

(1)	Amount in other includes the price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During the second quarter of 2018, net gains on derivatives and hedging activities totaled $17 million compared to net losses of $19 million in the second quarter of 2017. These amounts included expense of $7 million and expense of $13 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2018 and 2017, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Other Expense. During the second quarter of 2018, other expenses totaled $43 million, compared to $39 million in the second quarter of 2017, primarily reflecting the voluntary charitable contribution made during the second quarter of 2018.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts. During the second quarter of 2018, the Bank made a voluntary charitable contribution of $5 million for the Quality Jobs Fund as well as a voluntary contribution of $1 million to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense. The Bank made no voluntary charitable contributions for the Quality Jobs Fund in the second quarter of 2017.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

Average Balance Sheets

	Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,271	$10	1.66%	$661	$3	0.82%
Securities purchased under agreements to resell	3,797	32	1.69	1,020	4	0.74
Federal funds sold	11,307	93	1.67	10,458	45	0.88
Trading securities:
Mortgage-backed securities (MBS)	6	—	2.80	7	—	2.14
Other investments	790	8	1.93	1,505	8	1.07
Available-for-sale (AFS) securities:(1)
MBS(2)	3,314	113	6.86	4,109	121	5.93
Held-to-maturity (HTM) securities:(1)
MBS	13,552	162	2.42	12,117	129	2.15
Other investments	560	6	2.10	1,002	5	1.09
Mortgage loans held for portfolio	2,407	44	3.71	1,020	20	4.00
Advances(3)	80,384	749	1.88	63,996	346	1.09
Loans to other FHLBanks	2	—	1.70	3	—	0.86
Total interest-earning assets	117,390	1,217	2.09	95,898	681	1.43
Other assets(4)(5)	832	—		936	—
Total Assets	$118,222	$1,217		$96,834	$681
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$76,924	$646	1.69%	$52,690	$263	1.01%
Discount notes	33,397	256	1.54	36,985	121	0.66
Deposits and other borrowings	297	2	1.42	249	1	0.69
Mandatorily redeemable capital stock	289	11	7.73	426	18	8.75
Borrowings from other FHLBanks	8	—	1.66	15	—	0.52
Total interest-bearing liabilities	110,915	915	1.66	90,365	403	0.90
Other liabilities(4)	555	—		734	—
Total Liabilities	111,470	915		91,099	403
Total Capital	6,752	—		5,735	—
Total Liabilities and Capital	$118,222	$915		$96,834	$403
Net Interest Income		$302			$278
Net Interest Spread(6)			0.43%			0.53%
Net Interest Margin(7)			0.52%			0.58%
Interest-earning Assets/Interest-bearing Liabilities	105.84%			106.12%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $32 million and $34 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2018			June 30, 2017
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$—	$20	$20	$—	$(17)	$(17)
Consolidated obligation bonds	—	(7)	(7)	—	15	15

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2018 was $302 million, a 9% increase from $278 million in the first six months of 2017. The following table details the changes in interest income and interest expense for the first six months of 2018 compared to the first six months of 2017. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$7	$3	$4
Securities purchased under agreements to resell	28	19	9
Federal funds sold	48	4	44
Trading securities: Other investments	—	(5)	5
AFS securities: MBS	(8)	(25)	17
HTM securities:
MBS	33	16	17
Other investments	1	(3)	4
Mortgage loans held for portfolio	24	26	(2)
Advances(2)	403	105	298
Total interest-earning assets	536	140	396
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	383	154	229
Discount notes	135	(13)	148
Deposits and other borrowings	1	—	1
Mandatorily redeemable capital stock	(7)	(5)	(2)
Total interest-bearing liabilities	512	136	376
Net interest income	$24	$4	$20

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 52 basis points for the first six months of 2018, 6 basis points lower than the net interest margin for the first six months of 2017, which was 58 basis points. The net interest spread was 43 basis points for the first six months of 2018, 10 basis points lower than the net interest spread for the first six months of 2017, which was 53 basis points. These decreases were primarily due to a decline in spreads on interest-earning assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2018 and 2017.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Other Income/(Loss):
Total OTTI loss	$(16)	$(8)
Net amount of OTTI loss reclassified to/(from) AOCI	10	(1)
Net OTTI loss, credit-related	(6)	(9)
Net gain/(loss) on trading securities(1)	(1)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(53)	4
Net gain/(loss) on derivatives and hedging activities	48	(28)
Gains on litigation settlements, net	—	119
Other	9	10
Total Other Income/(Loss)	$(3)	$96

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2018 and 2017.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Advances	$(63)	$9
Consolidated obligation bonds	10	(5)
Total	$(53)	$4

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first six months of 2018 and 2017.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

	Six Months Ended
(In millions)	June 30, 2018				June 30, 2017
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$69	$3	$72	$—	$(4)	$(13)	$(17)
Not elected for fair value option	5	(12)	(1)	(8)	(3)	2	1	—
Consolidated obligation bonds:
Elected for fair value option	—	(11)	—	(11)	—	4	2	6
Not elected for fair value option	(1)	(44)	(3)	(48)	1	3	3	7
Consolidated obligation discount notes:
Not elected for fair value option	—	41	(6)	35	—	(13)	(18)	(31)
MBS:
Not elected for fair value option	—	—	—	—	—	(4)	—	(4)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	(1)	—	(1)
Mortgage delivery commitment:
Not elected for fair value option	—	9	—	9	—	12	—	12
Other(1)	—	(1)	—	(1)	—	—	—	—
Total	$4	$51	$(7)	$48	$(2)	$(1)	$(25)	$(28)

(1)	Amount in other includes the price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During the first six months of 2018, net gains on derivatives and hedging activities totaled $48 million compared to net losses of $28 million in the first six months of 2017. These amounts included expense of $7 million and expense of $25 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2018 and 2017, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first six months of 2017, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million. The Bank had no settlement gains in the first six months of 2018.

Other Expense. During the first six months of 2018, other expenses totaled $92 million, compared to $119 million in the first six months of 2017, primarily reflecting the decrease in voluntary charitable contributions made during the first six months of 2018.

Quality Jobs Fund Expense and Other – During the first six months of 2018 and 2017, the Bank made voluntary charitable contributions of $15 million and $40 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $2 million and $4 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Return on Average Equity

Return on average equity (ROE) was 6.31% (annualized) for the second quarter of 2018, compared to 5.56% (annualized) for the second quarter of 2017. The increase primarily reflected higher net income for the second quarter of 2018, which increased 30%, from $80 million in the second quarter of 2017 to $104 million in the second quarter of 2018.

Return on average equity (ROE) was 5.51% (annualized) for the first six months of 2018, compared to 8.03% (annualized) for the first six months of 2017. The decrease primarily reflected lower net income for the first six months of 2018, which decreased 19%, from $228 million in the first six months of 2017 to $185 million in the first six months of 2018. The decrease in net income primarily reflected a gain on settlements of $119 million (after netting certain legal fees and expenses) in the prior-year period relating to the Bank’s PLRMBS litigation. The Bank had no settlement gains in first six months of 2018.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2018, advances maturing within five years totaled $69.5 billion, significantly in excess of the $379 million of member deposits on that date. At December 31, 2017, advances maturing within five years totaled $76.6 billion, significantly in excess of the $281 million of member deposits on that date.

As of June 30, 2018, and December 31, 2017, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2017 Form 10-K.

Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2018, the Bank’s excess capital stock totaled $152 million, or 0.14% of total assets.

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

In the second quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $58 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $48 million, including $41 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock.

In the first six months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $122 million, including $111 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. In the first six months of 2017, the Bank paid dividends at an annualized rate of 8.04%, totaling $113 million, including $95 million in dividends on capital stock and $18 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On July 26, 2018, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2018 at an annualized rate of 7.00%, totaling $56 million, including $51 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 26, 2018. The Bank expects to pay the dividend on August 13, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2018.

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

Total restricted retained earnings were $612 million and $575 million as of June 30, 2018, and December 31, 2017, respectively.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information, see “Item 1. Financial Statements – Note 13 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” in the Bank’s 2017 Form 10‑K.

Financial Condition

Total assets were $106.2 billion at June 30, 2018, compared to $123.4 billion at December 31, 2017. Advances decreased by $7.1 billion, or 9%, to $70.3 billion at June 30, 2018, from $77.4 billion at December 31, 2017. MBS decreased by $1.2 billion, or 7%, to $16.6 billion at June 30, 2018, from $17.8 billion at December 31, 2017. Average total assets were $108.5 billion for the second quarter of 2018, a 10% increase compared to $98.7 billion for the second quarter of 2017. Average total assets were $118.2 billion for the first six months of 2018, a 22% increase compared to $96.8 billion for the first six months of 2017. Average advances were $71.8 billion for the second quarter of 2018, a 9% increase from $65.8 billion for the second quarter of 2017. Average advances were $80.4 billion for the first six months of 2018, a 26% increase from $64.0 billion for the first six months of 2017. Average MBS were $16.6 billion for the second quarter of 2018, a 3% increase from $16.2 billion for the second quarter of 2017. Average MBS were $16.9 billion for the first six months of 2018, a 4% increase from $16.2 billion for the first six months of 2017.

Advances outstanding at June 30, 2018, included net unrealized losses of $239 million, of which $161 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $78 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2017, included unrealized losses of $104 million, of which $88 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $16 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2017, to June 30, 2018, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $99.7 billion at June 30, 2018, a decrease of $16.9 billion from $116.6 billion at December 31, 2017, reflecting a $16.9 billion decrease in consolidated obligations outstanding to $98.6 billion at June 30, 2018, from $115.5 billion at December 31, 2017. Average total liabilities were $101.9 billion for the second quarter of 2018, a 10% increase compared to $92.9 billion for the second quarter of 2017. Average total liabilities were $111.5 billion for the first six months of 2018, a 22% increase compared to $91.1 billion for the first six months of 2017. Average consolidated obligations were $100.8 billion for the second quarter of 2018 and $91.4 billion for the second quarter of 2017. Average consolidated obligations were $110.3 billion for the first six months of 2018 and $89.7 billion for the first six months of 2017.

Consolidated obligations outstanding at June 30, 2018, included unrealized gains of $84 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $14 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2017, included unrealized gains of $37 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2017, to June 30, 2018, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,059.9 billion at June 30, 2018, and $1,034.3 billion at December 31, 2017.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $16.6 billion to $86.8 billion (82% of total assets) at June 30, 2018, from $103.4 billion (84% of total assets) at December 31, 2017.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $79 million in the second quarter of 2018, an increase of $22 million, or 39%, compared to $57 million in the second quarter of 2017. In the first six months of 2018, adjusted net interest income for this segment was $157 million, an increase of $52 million, or 50%, compared to $105 million in the first six months of 2017. The increase was primarily due to an improvement in spreads and higher balances on advances-related assets, partially offset by lower earnings from non-MBS investments.

Adjusted net interest income for this segment represented 52% and 41% of total adjusted net interest income for the second quarter of 2018 and 2017, and 51% and 39% of total adjusted net interest income for the first six months of 2018 and 2017, respectively.

Advances – The par value of advances outstanding decreased by $6.9 billion, or 9%, to $70.6 billion at June 30, 2018, from $77.5 billion at December 31, 2017. Average advances outstanding were $71.8 billion in the second quarter of 2018, a 9% increase from $65.8 billion in the second quarter of 2017. Average advances outstanding were $80.4 billion in the first six months of 2018, a 26% increase from $64.0 billion in the first six months of 2017. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of June 30, 2018, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $3.9 billion, and advances outstanding to the Bank’s other borrowers decreased by $3.0 billion. Advances to the top five borrowers decreased to $44.5 billion at June 30, 2018, from $48.4 billion at December 31, 2017. (See “Item 1. Financial Statements – Note 7 – Advances – Credit and Concentration Risk” for further information.)

The $6.9 billion decrease in advances outstanding reflected a $4.3 billion decrease in fixed rate advances, a $1.4 billion decrease in variable rate advances, and a $1.2 billion decrease in adjustable rate advances.

The components of the advances portfolio at June 30, 2018, and December 31, 2017, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2018		December 31, 2017
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$10,557	15%	$6,957	9%
Adjustable – LIBOR, callable at borrower’s option	11,725	17	16,495	21
Adjustable – LIBOR, with caps and/or floors and PPS(1)	83	—	83	—
Adjustable – Other Indices	—	—	2	—
Subtotal adjustable rate advances	22,365	32	23,537	30
Fixed	34,180	49	38,242	50
Fixed – amortizing	202	—	210	—
Fixed – with PPS(1)	4,492	6	4,035	5
Fixed – with caps and PPS(1)	485	1	425	1
Fixed – callable at borrower’s option	1,052	1	1,802	2
Fixed – callable at borrower’s option with PPS(1)	39	—	75	—
Fixed – putable at Bank’s option with PPS(1)	10	—	—	—
Subtotal fixed rate advances	40,460	57	44,789	58
Daily variable rate	7,728	11	9,160	12
Total par value	$70,553	100%	$77,486	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $16.1 billion and $25.7 billion as of June 30, 2018, and December 31, 2017, respectively. The decrease in the total size of the non-MBS investment portfolio reflects lower balances of securities purchased under agreements to resell, agency securities, and Federal funds sold.

Interest rate payment terms for non-MBS investments classified as HTM at June 30, 2018, and December 31, 2017, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2018	December 31, 2017
Amortized cost of HTM securities other than MBS:
Fixed rate	$550	$500
Adjustable rate	155	187
Total	$705	$687

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $80.4 billion at June 30, 2018, from $96.6 billion at December 31, 2017. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At June 30, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $70.8 billion, of which $38.4 billion were hedging advances, $31.8 billion were hedging consolidated obligations, $0.5 billion were economically hedging trading securities, and $0.1 billion were offsetting derivatives. At December 31, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $95.5 billion, of which $44.3 billion were hedging advances, $50.4 billion were hedging consolidated obligations, $0.8 billion were economically hedging trading securities, and $14 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of June 30, 2018, and December 31, 2017. All selected market interest rates increased in 2018 compared to the prior yearend.

Selected Market Interest Rates

Market Instrument	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Federal Reserve target range for overnight Federal funds	1.75-2.00%	1.25-1.50%	1.00-1.25%	0.50-0.75%
3-month Treasury bill	1.88	1.36	1.01	0.50
3-month LIBOR	2.34	1.69	1.30	1.00
2-year Treasury note	2.53	1.89	1.38	1.19
5-year Treasury note	2.74	2.21	1.89	1.93

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first six months of 2018 and 2017. The average issuance cost relative to LIBOR of bonds improved while discount notes deteriorated in the first six months of 2018 compared to 2017.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2018	June 30, 2017
Consolidated obligation bonds	–28.4	–25.3
Consolidated obligation discount notes (one month and greater)	–28.0	–29.5

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

At June 30, 2018, assets associated with this segment were $19.4 billion (18% of total assets), a decrease of $0.6 billion from $20.0 billion at December 31, 2017 (16% of total assets).

Adjusted net interest income for this segment was $73 million in the second quarter of 2018, a decrease of $8 million, or 10%, from $81 million in the second quarter of 2017. In the first six months of 2018, adjusted net interest income for this segment was $148 million, a decrease of $16 million, or 10%, from $164 million in the first six months of 2017. The decrease in adjusted net interest income was due to lower spreads on interest-earning assets, primarily caused by lower spreads on new investments, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 48% and 59% of total adjusted net interest income for the second quarter of 2018 and 2017, and 49% and 61% of total adjusted net interest income for the first six months of 2018 and 2017, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.6 billion at June 30, 2018, compared with $17.8 billion at December 31, 2017. During the first six months of 2018, the Bank’s MBS portfolio decreased primarily because of $1.9 billion in principal repayments, partially offset by $0.6 billion in new MBS investments. Average MBS investments were $16.6 billion in the second quarter of 2018, an increase of $0.4 billion from $16.2 billion in the second quarter of 2017. Average MBS investments were $16.9 billion in the first six months of 2018, an increase of $0.7 billion from $16.2 billion in the first six months of 2017. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS securities at June 30, 2018, and December 31, 2017, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2018	December 31, 2017
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$23	$26
Adjustable rate	2,216	2,406
Subtotal	2,239	2,432
Collateralized mortgage obligations:
Fixed rate	4,152	4,738
Adjustable rate	9,841	10,325
Subtotal	13,993	15,063
Total	$16,232	$17,495

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

(In millions)	June 30, 2018	December 31, 2017
Passthrough securities:
Converts after 1 year through 5 years	$21	$24
Total	$21	$24

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

As of June 30, 2018, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the

Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $777 million in eligible loans under the MPF Original product during the first six months of 2018.

Mortgage loan balances increased to $2.7 billion at June 30, 2018, from $2.1 billion at December 31, 2017, an increase of $0.6 billion. Average mortgage loans were $2.6 billion in the second quarter of 2018, an increase of $1.5 billion from $1.1 billion in the second quarter of 2017. Average mortgage loans were $2.4 billion in the first six months of 2018, an increase of $1.4 billion from $1.0 billion in the first six months of 2017.

At June 30, 2018, and December 31, 2017, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” in the Bank’s 2017 Form 10-K. Mortgage loan balances at June 30, 2018, and December 31, 2017, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2018	December 31, 2017
MPF Plus	$236	$267
MPF Original	2,402	1,738
Subtotal	2,638	2,005
Unamortized premiums	95	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	2,728	2,076
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$2,728	$2,076

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program.” in the Bank’s 2017 Form 10‑K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.6 billion to $19.4 billion at June 30, 2018, from $20.0 billion at December 31, 2017, paralleling the decrease in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $4.7 billion at June 30, 2018, of which $3.2 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $4.1 billion at December 31, 2017, of which $2.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2018, and December 31, 2017.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2018	December 31, 2017
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$28,273	$16,713
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	2
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,097	1,972
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	1,847	19,401
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	6,083	6,163
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	83	83
Subtotal Economic Hedges(1)			10,110	27,621
Total			38,383	44,334
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	4,210	5,373
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	970	1,106
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	170	90
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	14,390	7,050
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to an adjustable rate, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	4,620
Subtotal Economic Hedges(1)			15,530	12,866
Total			19,740	18,239

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2018	December 31, 2017
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,370	2,184
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	3,522	3,357
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,249	865
Subtotal Economic Hedges(1)			4,771	4,222
Total			7,141	6,406
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,600	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	5,908	26,435
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	610	400
Total			8,118	28,370
Hedged Item: Trading Securities
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	500	750
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	1,480
Total			1,980	2,230
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	76	14
Total			76	14
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	16	16
Total			16	16
Total Notional Amount			$75,454	$99,609

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2018, and December 31, 2017.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$28,273	$(7)	$(161)	$—	$(168)
Non-callable bonds	4,210	(7)	33	—	26
Callable bonds	2,370	(50)	51	—	1
Subtotal	34,853	(64)	(77)	—	(141)
Not qualifying for hedge accounting:
Advances	10,110	24	—	(92)	(68)
Non-callable bonds	15,530	6	—	—	6
Callable bonds	4,771	(77)	—	19	(58)
Discount notes	8,118	59	—	—	59
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	16	—	—	—	—
Offsetting derivatives	76	—	—	—	—
Subtotal	40,601	12	—	(73)	(61)
Total excluding accrued interest	75,454	(52)	(77)	(73)	(202)
Accrued interest	—	28	(13)	8	23
Total	$75,454	$(24)	$(90)	$(65)	$(179)

December 31, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$16,713	$85	$(88)	$—	$(3)
Non-callable bonds	5,373	(23)	24	—	1
Callable bonds	2,184	(12)	13	—	1
Subtotal	24,270	50	(51)	—	(1)
Not qualifying for hedge accounting:
Advances	27,621	27	—	(28)	(1)
Non-callable bonds	12,866	—	—	(1)	(1)
Callable bonds	4,222	(29)	—	10	(19)
Discount notes	28,370	23	—	—	23
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	16	—	—	—	—
Offsetting derivatives	14	—	—	—	—
Subtotal	75,339	21	—	(19)	2
Total excluding accrued interest	99,609	71	(51)	(19)	1
Accrued interest	—	18	(15)	9	12
Total	$99,609	$89	$(66)	$(10)	$13

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2018, and December 31, 2017.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2018			December 31, 2017
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$13,770	18%	At least BBB	$13,900	14%
Subtotal uncleared		13,770	18		13,900	14
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	34,770	46	A	54,371	55
Morgan Stanley & Co. LLC	A	26,898	36	A	31,322	31
Subtotal cleared		61,668	82		85,693	86
Total(3)		$75,438	100%		$99,593	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

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

(3)	Total notional amount at June 30, 2018, and December 31, 2017, does not include $16 million and $16 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following June 30, 2018, and December 31, 2017.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of June 30, 2018	As of December 31, 2017
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$468	$299
Discount note and bond maturities and expected exercises of bond call options	2,669	3,950
Subtotal obligations due	3,137	4,249
Sources of available funds:
Maturing investments	12,893	21,613
Available cash	41	27
Proceeds from scheduled settlements of discount notes and bonds	57	635
Maturing advances and scheduled prepayments	6,867	7,854
Subtotal sources of available funds	19,858	30,129
Net funds available	$16,721	$25,880

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2017 Form 10‑K.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2018, and December 31, 2017.

Regulatory Capital Requirements

	June 30, 2018		December 31, 2017
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$2,022	$6,424	$2,023	$6,797
Total regulatory capital	4,248	6,424	4,935	6,797
Total regulatory capital ratio	4.00%	6.05%	4.00%	5.51%
Leverage capital	$5,310	$9,636	$6,169	$10,195
Leverage ratio	5.00%	9.07%	5.00%	8.26%

The Bank repurchased $1,128 million in excess capital stock during the first six months of 2018. As a result of changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

On April 9, 2018, the Bank’s Board of Directors revised the Framework to change the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all former members from a quarterly schedule to a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. Effective April 24, 2018, the Bank began calculating the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member will continue to meet its minimum capital stock requirement after the repurchase. In accordance with the revised Framework, the Bank repurchased $363 million of excess capital stock on April 24, 2018. The Bank may change this practice at any time. All repurchases of capital stock are at the Bank’s discretion, subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy, Capital Plan, and the Framework.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2018, and December 31, 2017. During the six months ended June 30, 2018, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	162	$81,695	$227,502	36%
4-6	55	27	5,556	17,863	31
7-10	4	3	10	68	15
Subtotal	330	192	87,261	245,433	36
CDFIs	7	4	88	98	90
Housing associates	2	1	109	113	96
Total	339	197	$87,458	$245,644	36%

December 31, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	155	$84,257	$240,247	35%
4-6	58	25	9,255	22,005	42
7-10	4	1	—	25	—
Subtotal	327	181	93,512	262,277	36
CDFIs	6	4	78	99	79
Housing associates	2	1	107	112	96
Total	335	186	$93,697	$262,488	36%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$368	$396
11% – 25%	6	640	775
26% – 50%	30	35,712	58,049
More than 50%	157	50,738	186,424
Total	197	$87,458	$245,644

December 31, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$160	$169
11% – 25%	4	553	672
26% – 50%	35	33,571	54,487
More than 50%	143	59,413	207,160
Total	186	$93,697	$262,488

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2018, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 80% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 90% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2018, and December 31, 2017.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2018		December 31, 2017
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$2,201	$2,124	$1,946	$1,875
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,043	2,948	3,135	3,019
Agency pools and collateralized mortgage obligations	9,614	9,003	34,182	32,755
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	3	3	2
PLRMBS – private placement investment-grade-rated senior tranches	62	45	68	51
Municipal Bonds – investment-grade-rated	50	44	55	49
Term deposits with the Bank	2	2	—	—
Total	$14,975	$14,169	$39,389	$37,751

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

As of June 30, 2018, of the loan collateral pledged to the Bank, 25% was pledged by 26 institutions by specific identification, 50% was pledged by 125 institutions under a blanket lien with detailed reporting, and 25% was pledged by 126 institutions under a blanket lien with summary reporting.

As of June 30, 2018, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2018, and December 31, 2017.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2018		December 31, 2017
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$163,281	$137,518	$162,740	$138,937
Second lien residential mortgage loans and home equity lines of credit	19,696	10,714	22,440	12,500
Multifamily mortgage loans	30,222	22,920	26,143	20,098
Commercial mortgage loans	79,462	56,346	68,703	48,759
Loan participations(1)	4,259	3,032	4,793	3,487
Small business, small farm, and small agribusiness loans	3,804	945	3,830	956
Other	—	—	2	—
Total	$300,724	$231,475	$288,651	$224,737

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2018, and December 31, 2017, the unpaid principal balance of these loans totaled $9 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2018
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Certificates of deposit	$—	$—	$550	$—	$—	$—	$550
Housing finance agency bonds:
CalHFA bonds	—	—	155	—	—	—	155
GSEs:
FFCB bonds	—	657	—	—	—	—	657
Total non-MBS	—	657	705	—	—	—	1,362
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	683	—	—	—	—	683
GSEs – single-family:
Freddie Mac	—	1,760	—	—	—	—	1,760
Fannie Mae(2)	—	3,087	7	—	4	—	3,098
Subtotal	—	4,847	7	—	4	—	4,858
GSEs – multifamily:
Freddie Mac	—	4,855	—	—	—	—	4,855
Fannie Mae	—	1,993	—	—	—	—	1,993
Subtotal	—	6,848	—	—	—	—	6,848
Total GSEs	—	11,695	7	—	4	—	11,706
PLRMBS:
Prime	—	2	7	177	463	117	766
Alt-A, option ARM	—	—	—	7	762	—	769
Alt-A, other	—	20	21	74	2,192	348	2,655
Total PLRMBS	—	22	28	258	3,417	465	4,190
Total MBS	—	12,400	35	258	3,421	465	16,579
Total securities	—	13,057	740	258	3,421	465	17,941
Interest-bearing deposits	—	25	2,010	—	—	—	2,035
Securities purchased under agreements to resell	—	4,000	—	—	—	—	4,000
Federal funds sold(3)	—	3,946	4,781	—	—	—	8,727
Total investments	$—	$21,028	$7,531	$258	$3,421	$465	$32,703

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

(3)
Includes $146 million and $225 million at June 30, 2018, and December 31, 2017, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2018, and December 31, 2017.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2018	December 31, 2017
Interest-bearing deposits	$2,035	$1,115
Certificates of deposit	550	500
Federal funds sold	8,727	11,028
Total	$11,312	$12,643

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2018, and December 31, 2017.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2018, 35% of the carrying value of unsecured investments held by the Bank were rated AA, and 81% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2018
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$171	$2,010	$2,181
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	171	2,010	2,181
U.S. branches and agency offices of foreign commercial banks:
Australia	1,400	—	1,400
Austria	—	266	266
Canada	—	2,140	2,140
France	—	500	500
Japan	—	965	965
Netherlands	—	925	925
Singapore	1,200	—	1,200
Sweden	1,200	—	1,200
Switzerland	—	535	535
Total U.S. branches and agency offices of foreign commercial banks	3,800	5,331	9,131
Total unsecured credit exposure	$3,971	$7,341	$11,312

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2018.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2018. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $146 million at June 30, 2018, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At June 30, 2018, 73% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2018
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,181	$—	$—	$2,181
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	2,181	—	—	2,181
U.S. branches and agency offices of foreign commercial banks:
Australia	1,100	—	300	1,400
Austria	266	—	—	266
Canada	1,740	150	250	2,140
France	500	—	—	500
Japan	—	550	415	965
Netherlands	925	—	—	925
Singapore	400	—	800	1,200
Sweden	1,200	—	—	1,200
Switzerland	—	—	535	535
Total U.S. branches and agency offices of foreign commercial banks	6,131	700	2,300	9,131
Total unsecured credit exposure	$8,312	$700	$2,300	$11,312

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2018.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2018, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2018, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At June 30, 2018, the Bank’s MBS portfolio was 253% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At June 30, 2018, PLRMBS representing 19% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2018, the Bank’s investment in MBS had gross unrealized losses totaling $97 million, $31 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2018, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2018, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 8.0% to an increase of 13.0% over the 12-month period beginning April 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at June 30, 2018:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	1	$50	$—	1	$50	$—
Alt-A, other	11	348	(5)	13	374	(6)
Total	12	$398	$(5)	14	$424	$(6)

(1)	Amounts are for the three months ended June 30, 2018.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of June 30, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$93	$—	$93
2007	—	—	—	118	131	249
2006	—	—	—	24	—	24
2005	—	—	12	30	—	42
2004 and earlier	2	7	164	216	2	391
Total Prime	2	7	176	481	133	799
Alt-A, option ARM
2007	—	—	—	617	—	617
2006	—	—	—	120	—	120
2005	—	—	7	115	—	122
Total Alt-A, option ARM	—	—	7	852	—	859
Alt-A, other
2008	—	—	—	68	—	68
2007	—	—	—	640	209	849
2006	—	—	—	231	128	359
2005	—	—	—	1,266	63	1,329
2004 and earlier	20	21	73	198	5	317
Total Alt-A, other	20	21	73	2,403	405	2,922
Total par value	$22	$28	$256	$3,736	$538	$4,580

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$87	$—	$87
2007	—	—	88	131	219
2006	—	—	9	—	9
2005	—	—	14	—	14
2004 and earlier	2	—	25	—	27
Total Prime	2	—	223	131	356
Alt-A, option ARM
2007	—	—	617	—	617
2006	—	—	120	—	120
2005	—	7	115	—	122
Total Alt-A, option ARM	—	7	852	—	859
Alt-A, other
2008	—	—	68	—	68
2007	—	—	640	209	849
2006	—	—	231	128	359
2005	—	—	1,266	64	1,330
2004 and earlier	3	8	117	3	131
Total Alt-A, other	3	8	2,322	404	2,737
Total par value	$5	$15	$3,397	$535	$3,952

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2018
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$78	$—	$89	$—	$—	$—	16.04%	30.00%	9.60%
2007	208	(2)	219	—	—	—	14.87	22.96	2.28
2006	20	—	22	—	—	—	12.78	12.31	4.31
2005	41	—	42	—	—	—	7.70	11.85	16.44
2004 and earlier	390	(2)	394	—	—	—	6.97	4.57	14.44
Total Prime	737	(4)	766	—	—	—	10.70	13.87	9.89
Alt-A, option ARM
2007	506	(7)	569	—	—	—	16.73	44.25	12.36
2006	91	—	111	(1)	1	—	13.92	44.93	3.68
2005	42	—	89	—	—	—	14.45	22.75	4.99
Total Alt-A, option ARM	639	(7)	769	(1)	1	—	16.02	41.28	10.10
Alt-A, other
2008	65	—	66	—	—	—	7.00	31.80	21.64
2007	716	(9)	753	(14)	8	(6)	16.83	26.92	7.39
2006	258	—	319	—	—	—	16.69	18.39	0.54
2005	1,121	(9)	1,207	(1)	1	—	11.26	14.42	3.76
2004 and earlier	312	(2)	318	—	—	—	9.82	8.34	19.26
Total Alt-A, other	2,472	(20)	2,663	(15)	9	(6)	13.29	18.28	6.52
Total	$3,848	$(31)	$4,198	$(16)	$10	$(6)	13.35%	21.83%	7.78%

(1)	Amounts are for the year ended June 30, 2018.

(2)
Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $186 million, $163 million, and $566 million, respectively, at June 30, 2018, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $186 million, $144 million, and $520 million, respectively, at June 30, 2018.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at June 30, 2018.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2018
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.4	13.0	32.5	14.7
2007	13.4	3.9	21.2	8.9
2006	13.2	8.8	22.7	6.8
2005	20.0	4.1	19.7	12.8
2004 and earlier	20.5	4.7	21.5	13.4
Total Prime	18.4	7.0	24.5	13.3
Alt-A, option ARM
2007	8.6	32.6	41.8	12.5
2006	7.9	33.2	38.2	3.6
2005	9.0	23.7	35.5	5.0
Total Alt-A, option ARM	8.6	31.4	40.4	10.2
Alt-A, other
2007	12.3	22.2	38.5	3.6
2006	11.1	23.5	39.3	6.6
2005	14.5	18.0	35.0	4.0
2004 and earlier	19.0	10.7	30.7	19.5
Total Alt-A, other	13.8	19.3	36.3	6.2
Total	13.4	20.0	35.6	7.8

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Prime
2008	96.51%	96.04%	96.89%	96.60%	92.68%
2007	87.96	86.73	86.40	86.17	83.80
2006	93.78	93.40	93.86	93.98	93.21
2005	99.97	100.36	100.58	100.02	99.55
2004 and earlier	100.65	100.78	100.47	100.21	99.70
Weighted average of all Prime	95.97	95.69	95.65	95.44	94.14
Alt-A, option ARM
2007	92.23	91.46	90.43	90.00	87.34
2006	92.89	92.83	91.66	89.62	86.82
2005	72.71	70.79	68.99	65.67	62.10
Weighted average of all Alt-A, option ARM	89.54	88.76	87.53	86.46	83.66
Alt-A, other
2008	97.49	97.03	97.22	96.70	94.73
2007	88.62	89.69	89.07	88.80	87.38
2006	88.99	88.55	87.40	87.02	85.55
2005	90.77	90.83	90.44	90.35	88.96
2004 and earlier	100.31	100.60	100.47	100.21	99.54
Weighted average of all Alt-A, other	91.12	91.46	90.98	90.80	89.60
Weighted average of all PLRMBS	91.67%	91.71%	91.18%	90.84%	89.36%

The Bank determined that, as of June 30, 2018, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2018, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2018. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2018.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2018.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,911	$32	$(30)	$2
Liability positions with credit exposure:
Uncleared derivatives
A	1,995	(11)	11	—
Cleared derivatives(2)	61,668	(1)	140	139
Total derivative positions with credit exposure to nonmember counterparties	66,574	20	121	141
Member institutions(3)	16	—	—	—
Total	66,590	$20	$121	$141
Derivative positions without credit exposure	8,864
Total notional	$75,454

December 31, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,879	$7	$(5)	$2
Cleared derivatives(2)	85,692	83	(2)	81
Liability positions with credit exposure:
Uncleared derivatives
AA	300	(1)	1	—
A	638	—	—	—
BBB	1,641	(1)	1	—
Total derivative positions with credit exposure to nonmember counterparties	93,150	88	(5)	83
Member institutions(3)	16	—	—	—
Total	93,166	$88	$(5)	$83
Derivative positions without credit exposure	6,443
Total notional	$99,609

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2018 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2017 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. On June 14, 2018, the Board of Governors of the Federal Reserve System voted to pass a final rule establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies in the United States. These entities are considered to be “covered companies” under the rule. The FHLBanks are exempt from the limits and reporting requirements contained in this rule, however, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.
Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, in certain cases, economically interdependent entities in excess of 25% of the company’s Tier 1 capital. Such credit exposure does not include advances from an FHLBank but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. The following items are also included towards a covered company’s net credit exposure: its investment in FHLBank capital stock and consolidated obligations, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intraday exposures are exempt from the final rule.
With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.
The final rule gives major covered companies (i.e., the global systemically important bank holding companies) until January 1, 2020, to comply. All other covered companies will have until July 1, 2020, to comply.
The Bank is continuing to study the overall effect of the rule, but does not believe it will materially affect its financial condition or results of operations.

Annual Designation of Member Director and Independent Director Positions. On June 6, 2018, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2019, the same allocation of positions as for 2018. In addition, the Finance Agency designated seven independent director positions for the Bank for 2019, the same number of positions as for 2018. The Arizona member director position, one of the California member director positions, and one of the independent director positions designated as a public interest director position, all with current terms ending December 31, 2018, will be filled through an election of the members located in Arizona (for the Arizona member director position), an election of members located in California (for the California member director position), and an election of all members of the Bank (for the public interest independent director position). The elections will be held in the fourth quarter of 2018. The Arizona and California member director positions and the public interest independent director position will each have a four-year term that begins on January 1, 2019.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,059.9 billion at June 30, 2018, and $1,034.3 billion at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $98.7 billion at June 30, 2018, and $115.6 billion at December 31, 2017. The Bank had committed to the issuance of $57 million and $729 million in consolidated obligations at June 30, 2018, and December 31, 2017, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2018, the Bank had no advance commitments and $16.8 billion in standby letters of credit outstanding. At December 31, 2017, the Bank had $1 million in advance commitments and $16.2 billion in standby letters of credit outstanding.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of June 30, 2018.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2018	December 31, 2017
+200 basis-point change above current rates	–3.1%	–3.8%
+100 basis-point change above current rates	–1.3	–1.7
–100 basis-point change below current rates(2)	+0.6	+2.0
–200 basis-point change below current rates(2)	+2.1	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in the declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of June 30, 2018, were 70 basis points higher for the 1-year term, 63 basis points higher for the 5-year term, and 53 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environments as of June 30, 2018, and December 31, 2017, were low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 224% as of June 30, 2018.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 85 basis points in the –200 basis points scenario, which is within the policy limit of –120 basis points.

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

Total Bank Duration Gap Analysis

	June 30, 2018		December 31, 2017
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$106,208	4	$123,385	4
Liabilities	99,709	4	116,579	3
Net	$6,499	—	$6,806	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2018, and December 31, 2017.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2018	December 31, 2017
+200 basis-point change	–1.4%	–1.7%
+100 basis-point change	–0.4	–0.7
–100 basis-point change(2)	–0.1	+1.1
–200 basis-point change(2)	+0.7	+3.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of June 30, 2018, were 70 basis points higher for the 1-year term, 63 basis points higher for the 5-year term, and 53 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environments as of June 30, 2018, and December 31, 2017, were low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2018.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)