Form 10-Q
period 2018-09-30
Federal Home Loan Bank of San Francisco
filed 2018-11-02
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2018
Class B Stock, par value $100	31,175,312

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$15	$31
Interest-bearing deposits	2,046	1,115
Securities purchased under agreements to resell	6,300	11,750
Federal funds sold	4,208	11,028
Trading securities(a)	662	1,164
Available-for-sale (AFS) securities(a)	4,875	3,833
Held-to-maturity (HTM) securities (fair values were $12,152 and $14,704, respectively)(a)	12,201	14,680
Advances (includes $5,383 and $6,431 at fair value under the fair value option, respectively)	69,359	77,382
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	2,892	2,076
Accrued interest receivable	173	119
Premises, software, and equipment, net	19	29
Derivative assets, net	130	83
Other assets	93	95
Total Assets	$102,973	$123,385
Liabilities:
Deposits	$224	$281
Consolidated obligations:
Bonds (includes $2,202 and $949 at fair value under the fair value option, respectively)	71,405	85,063
Discount notes	24,030	30,440
Total consolidated obligations	95,435	115,503
Mandatorily redeemable capital stock	227	309
Accrued interest payable	140	116
Affordable Housing Program (AHP) payable	190	204
Derivative liabilities, net	—	1
Other liabilities	167	165
Total Liabilities	96,383	116,579
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
29 shares and 32 shares, respectively	2,883	3,243
Unrestricted retained earnings	2,737	2,670
Restricted retained earnings	633	575
Total Retained Earnings	3,370	3,245
Accumulated other comprehensive income/(loss) (AOCI)	337	318
Total Capital	6,590	6,806
Total Liabilities and Capital	$102,973	$123,385

(a)	At September 30, 2018, and December 31, 2017, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Interest Income:
Advances	$387	$240	$1,135	$586
Prepayment fees on advances, net	2	1	3	1
Interest-bearing deposits	12	2	22	5
Securities purchased under agreements to resell	31	3	63	7
Federal funds sold	34	33	127	78
Trading securities	4	4	12	12
AFS securities	59	60	172	181
HTM securities	85	76	253	210
Mortgage loans held for portfolio	26	15	70	35
Total Interest Income	640	434	1,857	1,115
Interest Expense:
Consolidated obligations:
Bonds	364	205	1,010	468
Discount notes	117	75	373	196
Deposits	1	1	3	2
Mandatorily redeemable capital stock	5	7	16	25
Total Interest Expense	487	288	1,402	691
Net Interest Income	153	146	455	424
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	153	146	455	424
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(3)	—	(19)	(8)
Net amount of OTTI loss reclassified to/(from) AOCI	—	(6)	10	(7)
Net OTTI loss, credit-related	(3)	(6)	(9)	(15)
Net gain/(loss) on trading securities	(1)	—	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(5)	(65)	(1)
Net gain/(loss) on derivatives and hedging activities	18	2	66	(26)
Gains on litigation settlements, net	—	—	—	119
Other	5	5	14	15
Total Other Income/(Loss)	7	(4)	4	92
Other Expense:
Compensation and benefits	19	18	59	56
Other operating expense	16	19	46	49
Federal Housing Finance Agency	1	2	4	5
Office of Finance	1	1	4	4
Quality Jobs Fund expense	5	10	20	50
Other, net	4	1	5	6
Total Other Expense	46	51	138	170
Income/(Loss) Before Assessment	114	91	321	346
AHP Assessment	12	10	34	37
Net Income/(Loss)	$102	$81	$287	$309

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net Income/(Loss)	$102	$81	$287	$309
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	1	—	1	—
Net change in pension and postretirement benefits	—	—	1	—
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	5	75	25	188
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	6	(10)	7
Total net non-credit-related OTTI gain/(loss) on AFS securities	5	81	15	195
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	1	—	2	2
Total net non-credit-related OTTI gain/(loss) on HTM securities	1	—	2	2
Total other comprehensive income/(loss)	7	81	19	197
Total Comprehensive Income/(Loss)	$109	$162	$306	$506

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			165	144	309	197	506
Issuance of capital stock	7	722					722
Repurchase of capital stock	(3)	(275)					(275)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Transfers from restricted retained earnings			(1,771)	1,771	—		—
Cash dividends paid on capital stock (7.69%)				(139)	(139)		(139)
Balance, September 30, 2017	28	$2,815	$562	$2,664	$3,226	$308	$6,349
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			58	229	287	19	306
Issuance of capital stock	10	980					980
Repurchase of capital stock	(13)	(1,338)					(1,338)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (7.00%)				(162)	(162)		(162)
Balance, September 30, 2018	29	$2,883	$633	$2,737	$3,370	$337	$6,590

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net Income/(Loss)	$287	$309
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(52)	(61)
Change in net fair value of trading securities	2	—
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	65	1
Change in net derivatives and hedging activities	142	9
Net OTTI loss, credit-related	9	15
Net change in:
Accrued interest receivable	(56)	(31)
Other assets	—	13
Accrued interest payable	28	40
Other liabilities	(22)	(22)
Total adjustments	116	(36)
Net cash provided by/(used in) operating activities	403	273
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,108)	(135)
Securities purchased under agreements to resell	5,450	1,525
Federal funds sold	6,820	(7,612)
Premises, software, and equipment	(1)	(11)
Trading securities:
Proceeds from maturities of long-term	500	901
AFS securities:
Proceeds from maturities of long-term	564	722
Purchases of long-term	(1,542)	—
HTM securities:
Net (increase)/decrease in short-term	500	850
Proceeds from maturities of long-term	2,598	2,354
Purchases of long-term	(629)	(3,404)
Advances:
Repaid	1,309,095	1,166,975
Originated	(1,301,222)	(1,178,768)
Mortgage loans held for portfolio:
Principal collected	205	115
Purchases	(1,014)	(1,046)
Proceeds from sales of foreclosed assets	1	2
Net cash provided by/(used in) investing activities	20,217	(17,532)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(30)	(38)
Borrowings from other FHLBanks	—	(1,345)
Net proceeds from issuance of consolidated obligations:
Bonds	53,346	55,849
Discount notes	108,204	123,224
Payments for matured and retired consolidated obligations:
Bonds	(66,940)	(33,790)
Discount notes	(114,612)	(126,827)
Proceeds from issuance of capital stock	980	722
Payments for repurchase/redemption of mandatorily redeemable capital stock	(84)	(117)
Payments for repurchase of capital stock	(1,338)	(275)
Cash dividends paid	(162)	(139)
Net cash provided by/(used in) financing activities	(20,636)	17,264
Net increase/(decrease) in cash and due from banks	(16)	5
Cash and due from banks at beginning of the period	31	2
Cash and due from banks at end of the period	$15	$7
Supplemental Disclosures:
Interest paid	$1,386	$666
AHP payments	50	40
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	12	—
Transfers of capital stock to mandatorily redeemable capital stock	2	2

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10‑K).

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

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest received from or pledged to clearing agents or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of September 30, 2018, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2017 Form 10-K. Other changes to these policies as of September 30, 2018, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. On August 29, 2018, the Financial Accounting Standards Board (FASB) issued guidance that clarified the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures has not yet been determined.

Changes to the Disclosure Requirements for Defined Benefit Plans. On August 28, 2018, the FASB issued guidance to improve the effectiveness of disclosures related to defined benefit plans. This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. This guidance becomes effective for the Bank for annual periods beginning on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurements. On August 28, 2018, the FASB issued guidance to improve the effectiveness of disclosures related to fair value measurements. This guidance modifies the disclosure requirements on fair value measurements to improve disclosure effectiveness. This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows.

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

On October 25, 2018, the FASB issued amendments to the guidance that permit use of the overnight index swap rate based on the secured overnight financing rate as an eligible U.S. benchmark interest rate for hedge accounting purposes to facilitate the London Interbank Offered Rate (LIBOR) to secured overnight financing rate transition.

This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2019. The amended presentation and disclosure guidance is required only prospectively. The adoption of this guidance is expected to affect the Bank’s disclosures. In addition, upon adoption of this guidance, for fair value hedges, the Bank will reclassify the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness in the same income statement line that is used to present the earnings effect of the hedged item. The adoption of this guidance is not expected to have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. In July 2018, the FASB issued amendments that, among other things, provide entities with an additional transition method to adopt this guidance. The new transition method, which the Bank will adopt, allows entities an option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Bank expects to report higher assets and liabilities as a result of recording right-of-use assets and lease liabilities for its existing leases on the Statements of Condition. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2018, and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$656	$1,158
MBS – Other U.S. obligations – Ginnie Mae	6	6
Total	$662	$1,164

The net unrealized gain/(loss) on trading securities was $(1) and de minimis for the three months ended September 30, 2018 and 2017, respectively. The net unrealized gain/(loss) on trading securities was $(2) and de minimis for the nine months ended September 30, 2018 and 2017, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale (AFS) securities by major security type as of September 30, 2018, and December 31, 2017, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily – Fannie Mae	$1,525	$—	$3	$(2)	$1,526
PLRMBS:
Prime	281	—	28	—	309
Alt-A, option ARM	605	(4)	139	—	740
Alt-A, other	2,111	(11)	200	—	2,300
Subtotal PLRMBS	2,997	(15)	367	—	3,349
Total	$4,522	$(15)	$370	$(2)	$4,875

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$335	$—	$29	$—	$364
Alt-A, option ARM	714	(10)	130	—	834
Alt-A, other	2,447	(23)	211	—	2,635
Total	$3,496	$(33)	$370	$—	$3,833

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

At September 30, 2018, the amortized cost of the Bank’s MBS classified as AFS included premiums of $9, discounts of $22, and credit-related OTTI of $718. At December 31, 2017, the amortized cost of the Bank’s MBS classified as AFS included credit-related OTTI of $801. There were no premiums or discounts associated with the Bank’s MBS classified as AFS at December 31, 2017.

The following table summarizes the AFS securities with unrealized losses as of September 30, 2018, and December 31, 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in accumulated other comprehensive income (AOCI). For OTTI analysis of AFS securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily – Fannie Mae	$781	$2	$—	$—	$781	$2
PLRMBS:
Prime	2	—	8	—	10	—
Alt-A, option ARM	—	—	135	4	135	4
Alt-A, other	26	—	228	11	254	11
Subtotal PLRMBS	28	—	371	15	399	15
Total	$809	$2	$371	$15	$1,180	$17

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$11	$—	$11	$—
Alt-A, option ARM	—	—	144	10	144	10
Alt-A, other	5	—	356	23	361	23
Total	$5	$—	$511	$33	$516	$33

As indicated in the tables above, as of September 30, 2018, the Bank had unrealized losses on MBS. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The unrealized losses associated with the PLRMBS were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$136	$—	$136	$—	$(6)	$130
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	636	—	636	—	(15)	621
GSEs – single-family:
Freddie Mac	1,617	—	1,617	5	(38)	1,584
Fannie Mae	2,815	—	2,815	20	(26)	2,809
Subtotal GSEs – single-family	4,432	—	4,432	25	(64)	4,393
GSEs – multifamily:
Freddie Mac	4,477	—	4,477	5	(2)	4,480
Fannie Mae	1,889	—	1,889	—	(2)	1,887
Subtotal GSEs – multifamily	6,366	—	6,366	5	(4)	6,367
Subtotal GSEs	10,798	—	10,798	30	(68)	10,760
PLRMBS:
Prime	410	—	410	5	(3)	412
Alt-A, other	225	(4)	221	9	(1)	229
Subtotal PLRMBS	635	(4)	631	14	(4)	641
Total MBS	12,069	(4)	12,065	44	(87)	12,022
Total	$12,205	$(4)	$12,201	$44	$(93)	$12,152

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$500	$—	$—	$500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	187	—	187	—	(9)	178
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	751	—	751	1	(1)	751
GSEs – single-family:
Freddie Mac	2,039	—	2,039	12	(15)	2,036
Fannie Mae	3,600	—	3,600	34	(8)	3,626
Subtotal GSEs – single-family	5,639	—	5,639	46	(23)	5,662
GSEs – multifamily:
Freddie Mac	4,651	—	4,651	6	(6)	4,651
Fannie Mae	2,131	—	2,131	2	—	2,133
Subtotal GSEs – multifamily	6,782	—	6,782	8	(6)	6,784
Subtotal GSEs	12,421	—	12,421	54	(29)	12,446
PLRMBS:
Prime	521	—	521	5	(6)	520
Alt-A, other	306	(6)	300	11	(2)	309
Subtotal PLRMBS	827	(6)	821	16	(8)	829
Total MBS	13,999	(6)	13,993	71	(38)	14,026
Total	$14,686	$(6)	$14,680	$71	$(47)	$14,704

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At September 30, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $15 discounts of $20, and credit-related OTTI of $7. At December 31, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $19, discounts of $24, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of September 30, 2018, and December 31, 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following tables will not agree to the total gross unrecognized holding losses in the tables above. The unrealized losses in the following tables also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$115	$6	$115	$6
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	556	14	23	1	579	15
GSEs – single-family:
Freddie Mac	423	7	871	31	1,294	38
Fannie Mae	891	12	413	14	1,304	26
Subtotal GSEs – single-family	1,314	19	1,284	45	2,598	64
GSEs – multifamily:
Freddie Mac	1,091	2	—	—	1,091	2
Fannie Mae	787	1	277	1	1,064	2
Subtotal GSEs – multifamily	1,878	3	277	1	2,155	4
Subtotal GSEs	3,192	22	1,561	46	4,753	68
PLRMBS:
Prime	15	—	139	3	154	3
Alt-A, other	7	—	129	5	136	5
Subtotal PLRMBS	22	—	268	8	290	8
Total MBS	3,770	36	1,852	55	5,622	91
Total	$3,770	$36	$1,967	$61	$5,737	$97

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$178	$9	$178	$9
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	406	1	—	—	406	1
GSEs – single-family:
Freddie Mac	895	9	323	6	1,218	15
Fannie Mae	702	4	205	4	907	8
Subtotal GSEs – single-family	1,597	13	528	10	2,125	23
GSEs – multifamily:
Freddie Mac	1,058	6	—	—	1,058	6
Fannie Mae	456	—	—	—	456	—
Subtotal GSEs – multifamily	1,514	6	—	—	1,514	6
Subtotal GSEs	3,111	19	528	10	3,639	29
PLRMBS:
Prime	2	—	202	6	204	6
Alt-A, other	15	—	191	8	206	8
Subtotal PLRMBS	17	—	393	14	410	14
Total MBS	3,534	20	921	24	4,455	44
Total	$3,534	$20	$1,099	$33	$4,633	$53

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As indicated in the tables above, as of September 30, 2018, the Bank’s investments classified as HTM had unrealized losses on CalHFA bonds and MBS. The unrealized losses associated with the CalHFA bonds were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. The unrealized losses associated with the PLRMBS were primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2018, and December 31, 2017, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2018
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$136	$136	$130
Subtotal	136	136	130
MBS	12,069	12,065	12,022
Total	$12,205	$12,201	$12,152

December 31, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$500	$500	$500
Due after 5 years through 10 years	12	12	12
Due after 10 years	175	175	166
Subtotal	687	687	678
MBS	13,999	13,993	14,026
Total	$14,686	$14,680	$14,704

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

PLRMBS. A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 10.0% to an increase of 15.0% over the 12-month period beginning July 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2018 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the third quarter of 2018, and the related current credit enhancement for the Bank.

September 30, 2018
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, other
2007	10.1	26.4	38.4	—
2006	10.9	24.3	38.9	18.3
2005	14.6	15.0	35.8	—
2004 and earlier	17.7	6.4	31.9	8.3
Total Alt-A, other	10.5	25.3	38.5	7.4
Total	10.5	25.3	38.5	7.4

(1)	Weighted average percentage is based on unpaid principal balance.

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of the period	$1,103	$1,158	$1,129	$1,183
Additional charges on securities for which OTTI was previously recognized(1)	3	6	9	15
Securities matured during the period(2)	—	(1)	—	(1)
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(15)	(17)	(47)	(51)
Balance, end of the period	$1,091	$1,146	$1,091	$1,146

(1)
For the three months ended September 30, 2018 and 2017, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2018 and 2017, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $20 and $24 for the three months ended September 30, 2018 and 2017, respectively. The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $62 and $70 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2018. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	$—	$—	$—	$—	$12	$—	$—	$12
Total	$—	$—	$—	$—	$12	$—	$—	$12

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2018, and December 31, 2017, by loan collateral type:

September 30, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$339	$281	$309	$—	$—	$—	$—
Alt-A, option ARM	814	605	740	—	—	—	—
Alt-A, other	2,550	2,111	2,300	55	51	46	55
Total	$3,703	$2,997	$3,349	$55	$51	$46	$55

December 31, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$405	$335	$364	$—	$—	$—	$—
Alt-A, option ARM	953	714	834	—	—	—	—
Alt-A, other	2,927	2,447	2,635	64	59	53	63
Total	$4,285	$3,496	$3,833	$64	$59	$53	$63

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2018, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2018, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2018, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2018, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 1.02% to 8.57% at September 30, 2018, and 0.79% to 8.57% at December 31, 2017, as summarized below.

	September 30, 2018		December 31, 2017
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$41,758	2.16%	$46,403	1.46%
After 1 year through 2 years	14,321	2.35	16,287	1.61
After 2 years through 3 years	9,224	2.44	5,423	1.73
After 3 years through 4 years	2,002	2.18	6,719	1.69
After 4 years through 5 years	1,307	2.76	1,741	2.10
After 5 years	1,002	3.20	913	3.13
Total par value	69,614	2.27%	77,486	1.57%
Valuation adjustments for hedging activities	(171)		(88)
Valuation adjustments under fair value option	(84)		(16)
Total	$69,359		$77,382

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $4,715 at September 30, 2018, and $4,619 at December 31, 2017. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $11,306 at September 30, 2018, and $18,373 at December 31, 2017.

The Bank’s advances at September 30, 2018, included $10 of putable advances. The Bank had no outstanding putable advances at December 31, 2017. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at September 30, 2018, and December 31, 2017, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Within 1 year	$45,614	$52,624	$41,763	$46,403
After 1 year through 2 years	16,071	12,593	14,326	16,287
After 2 years through 3 years	3,624	7,973	9,224	5,423
After 3 years through 4 years	2,002	1,719	2,002	6,719
After 4 years through 5 years	1,305	1,729	1,307	1,741
After 5 years	998	848	992	913
Total par value	$69,614	$77,486	$69,614	$77,486

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2018 and 2017. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2018 and 2017.

	September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$11,900	17%	$66	18%	$170	15%
First Republic Bank	9,700	14	49	13	130	12
JPMorgan Chase Bank, National Association(2)	8,360	12	57	15	161	15
Bank of the West	7,458	11	40	11	104	10
Wells Fargo & Company
Wells Fargo Financial National Association	4,000	6	23	7	62	5
Wells Fargo Bank, National Association(2)	49	—	1	—	2	—
Subtotal Wells Fargo & Company	4,049	6	24	7	64	5
Subtotal	41,467	60	236	64	629	57
Others	28,147	40	135	36	469	43
Total par value	$69,614	100%	$371	100%	$1,098	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2017		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase Bank, National Association(2)	$11,864	19%	$45	18%	$131	21%
First Republic Bank	8,750	14	31	13	79	13
Bank of the West	7,809	13	29	11	62	10
MUFG Union Bank, National Association	5,600	9	16	7	24	4
Charles Schwab Bank	5,000	8	5	2	10	2
Subtotal	39,023	63	126	51	306	50
Others	22,628	37	120	49	302	50
Total par value	$61,651	100%	$246	100%	$608	100%

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

For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2018, and December 31, 2017, are detailed below:

	September 30, 2018	December 31, 2017
Par value of advances:
Fixed rate:
Due within 1 year	$22,610	$31,767
Due after 1 year	17,423	13,022
Total fixed rate	40,033	44,789
Adjustable rate:
Due within 1 year	19,148	14,636
Due after 1 year	10,433	18,061
Total adjustable rate	29,581	32,697
Total par value	$69,614	$77,486

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2018, or December 31, 2017. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Note 8 — Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (V

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

A) under the MPF Government product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra, MPF Direct, and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition.

The following table presents information as of September 30, 2018, and December 31, 2017, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2018	December 31, 2017
Fixed rate medium-term mortgage loans	$17	$32
Fixed rate long-term mortgage loans	2,780	1,973
Subtotal	2,797	2,005
Unamortized premiums	100	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	2,892	2,076
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$2,892	$2,076

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

Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2018, and December 31, 2017, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2018, or during 2017.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2018, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2018, and December 31, 2017.

	September 30, 2018	December 31, 2017
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$8	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	9	12
Total past due	19	22
Total current loans	2,889	2,065
Total mortgage loans	$2,908	$2,087
In process of foreclosure, included above(2)	$3	$3
Nonaccrual loans	$9	$12
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.33%	0.59%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three and nine months ended September 30, 2018 and 2017.

The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

(In millions)	September 30, 2018	December 31, 2017
Recorded investment, end of the period:
Individually evaluated for impairment	$7	$9
Collectively evaluated for impairment	2,901	2,078
Total recorded investment	$2,908	$2,087

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of September 30, 2018, and December 31, 2017. The allowance for credit losses for loans individually evaluated for impairment totaled de minimis amounts as of September 30, 2018, and December 31, 2017.

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$7	$7	$—	$9	$9	$—
With an allowance	—	—	—	—	—	—
Total	$7	$7	$—	$9	$9	$—

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposur

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

e at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of September 30, 2018, and December 31, 2017.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of September 30, 2018, and December 31, 2017.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank's nonperforming MPF loans classified as TDRs totaled $2 as of September 30, 2018, and $3 as of December 31, 2017.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2018, and December 31, 2017, were repaid or are expected to be repaid according to the contractual terms.

Note 10 — Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that ser

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

vices mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as non-interest-bearing deposits.

Deposits as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Interest-bearing deposits – Demand and overnight	$200	$263
Non-interest-bearing deposits	24	18
Total	$224	$281

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2018, and December 31, 2017, are detailed in the following table:

	September 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$200	1.85%	$263	1.10%
Non-interest-bearing deposits	24		18
Total	$224		$281

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2018, and December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2018		December 31, 2017
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$57,812	2.00%	$69,734	1.33%
After 1 year through 2 years	5,353	1.97	6,461	1.42
After 2 years through 3 years	3,292	2.01	2,785	1.74
After 3 years through 4 years	1,852	2.08	2,058	1.78
After 4 years through 5 years	1,077	2.41	1,994	2.15
After 5 years	2,131	2.99	2,076	2.80
Total par value	71,517	2.04%	85,108	1.41%
Unamortized premiums	3		9
Unamortized discounts	(11)		(11)
Valuation adjustments for hedging activities	(88)		(37)
Fair value option valuation adjustments	(16)		(6)
Total	$71,405		$85,063

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $11,520 at September 30, 2018, and $9,612 at December 31, 2017. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,915 at September 30, 2018, and $6,406 at December 31, 2017. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds at September 30, 2018, and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017
Par value of consolidated obligation bonds:
Non-callable	$59,997	$75,496
Callable	11,520	9,612
Total par value	$71,517	$85,108

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2018, and December 31, 2017, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Within 1 year	$67,702	$78,606
After 1 year through 2 years	3,018	5,326
After 2 years through 3 years	626	935
After 3 years through 4 years	20	85
After 4 years through 5 years	90	55
After 5 years	61	101
Total par value	$71,517	$85,108

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$24,099	2.07%	$30,494	1.24%
Unamortized discounts	(69)		(54)
Total	$24,030		$30,440

(1)	Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2018, and December 31, 2017, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2017 Form 10-K.

	September 30, 2018	December 31, 2017
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,258	$17,967
Adjustable rate	53,130	66,276
Step-up	1,754	565
Step-down	275	200
Range bonds	100	100
Total bonds, par value	71,517	85,108
Discount notes, par value	24,099	30,494
Total consolidated obligations, par value	$95,616	$115,602

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2018, or December 31, 2017. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the three months ended September 30, 2018 and 2017:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities		Net Non-Credit-Related OTTI Loss on HTM Securities		Pension and Postretirement Benefits		Total AOCI
Balance, June 30, 2017	$—	$250		$(7)		$(16)		$227
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	—	75						75
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		6		—				6
Net current period other comprehensive income/(loss)	—	81		—		—		81
Balance, September 30, 2017	$—	$331		$(7)		$(16)		$308

Balance, June 30, 2018	$—	$347		$(5)		$(12)		$330
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	1	5						6
Accretion of non-credit-related OTTI loss				1				1
Net current period other comprehensive income/(loss)	1	5	—	1	—	—	—	7
Balance, September 30, 2018	$1	$352		$(4)		$(12)		$337

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2018 and 2017:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2016	$—	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(3)	—		(3)
Net change in fair value	—	188			188
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		10	—		10
Net current period other comprehensive income/(loss)	—	195	2	—	197
Balance, September 30, 2017	$—	$331	$(7)	$(16)	$308

Balance, December 31, 2017	$—	$337	$(6)	$(13)	$318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				1	1
Non-credit-related OTTI loss		(11)	—		(11)
Net change in fair value	1	25			26
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		1	—		1
Net current period other comprehensive income/(loss)	1	15	2	1	19
Balance, September 30, 2018	$1	$352	$(4)	$(12)	$337

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of September 30, 2018, and December 31, 2017, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Risk-based capital	$1,989	$6,480	$2,023	$6,797
Total regulatory capital	$4,119	$6,480	$4,935	$6,797
Total regulatory capital ratio	4.00%	6.29%	4.00%	5.51%
Leverage capital	$5,149	$9,720	$6,169	$10,195
Leverage ratio	5.00%	9.44%	5.00%	8.26%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $227 outstanding to five institutions at September 30, 2018, and $309 outstanding to seven institutions at December 31, 2017. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at the beginning of the period	$255	$404	$309	$457
Reclassified from/(to) capital during the period	—	—	2	2
Redemption of mandatorily redeemable capital stock	—	(7)	—	(61)
Repurchase of excess mandatorily redeemable capital stock	(28)	(55)	(84)	(56)
Balance at the end of the period	$227	$342	$227	$342

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $5 and $7 for the three months ended September 30, 2018 and 2017, respectively, and in the amount of $16 and $25 for the nine months ended September 30, 2018 and 2017, respectively.

The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2017 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2018, and December 31, 2017.

Contractual Redemption Period	September 30, 2018	December 31, 2017
After 1 year through 2 years	$224	$—
After 2 years through 3 years	—	306
Past contractual redemption date because of remaining activity(1)	3	3
Total	$227	$309

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 225% as of September 30, 2018.

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

Retained Earnings – The following tables summarize the activity related to retained earnings for the three and nine months ended September 30, 2018 and 2017:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, June 30, 2017	$872	$21	$1,750	$546	$2,317	$3,189
Net income	65	—	—	16	16	81
Cash dividends on capital stock	(44)					(44)
Transfers from restricted retained earnings	1,771	(21)	(1,750)	—	(1,771)	—
Balance, September 30, 2017	$2,664	$—	$—	$562	$562	$3,226

Balance, June 30, 2018	$2,707	$—	$—	$612	$612	$3,319
Net income	81	—	—	21	21	102
Cash dividends on capital stock	(51)					(51)
Balance, September 30, 2018	$2,737	$—	$—	$633	$633	$3,370

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056
Net income	144	3	100	62	165	309
Cash dividends on capital stock	(139)					(139)
Transfers from restricted retained earnings	1,771	(21)	(1,750)	—	(1,771)	—
Balance, September 30, 2017	$2,664	$—	$—	$562	$562	$3,226

Balance, December 31, 2017	$2,670	$—	$—	$575	$575	$3,245
Net income	229	—	—	58	58	287
Cash dividends on capital stock	(162)					(162)
Balance, September 30, 2018	$2,737	$—	$—	$633	$633	$3,370

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2018, the Bank’s excess capital stock totaled $171, or 0.17% of total assets.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the third quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $51 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock. In the third quarter of 2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $51, including $44 in dividends on capital stock and $7 in dividends on mandatorily redeemable capital stock.

In the first nine months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $178, including $162 in dividends on capital stock and $16 in dividends on mandatorily redeemable capital stock. In the first nine months of 2017, the Bank paid dividends at an annualized rate of 7.69%, totaling $164, including $139 in dividends on capital stock and $25 in dividends on mandatorily redeemable capital stock.

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 25, 2018, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2018 at an annualized rate of 7.00%, totaling $54, including $50 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 25, 2018. The Bank expects to pay the dividend on November 13, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2018.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $294 and $98 in excess capital stock during the third quarter of 2018 and 2017, respectively, and $1,422 and $331 in excess capital stock during the first nine months of 2018 and 2017, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2018 and 2017, the Bank redeemed a de minimis amount and $7, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

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

Excess capital stock totaled $171 and $493 as of September 30, 2018, and December 31, 2017, respectively.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2017 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2018, or December 31, 2017.

	September 30, 2018		December 31, 2017
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$356	11%	$205	6%
Charles Schwab Corporation
Charles Schwab Bank	17	1	405	11
Charles Schwab Signature Bank	15	—	—	—
Subtotal Charles Schwab Bank	32	1	405	11
Subtotal	388	12	610	17
Others	2,722	88	2,942	83
Total	$3,110	100%	$3,552	100%

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2018	$82	$71	$153	$—	$(5)	$5	$153	$7	$46	$114
September 30, 2017	62	82	144	1	(10)	7	146	(4)	51	91
Nine months ended:
September 30, 2018	$239	$219	$458	$(1)	$(12)	$16	$455	$4	$138	$321
September 30, 2017	167	246	413	(1)	(35)	25	424	92	170	346

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $20 and $24 for the three months ended September 30, 2018 and 2017; and totaled $62 and $70 for the nine months ended September 30, 2018 and 2017, respectively. The mortgage-related business does not include credit-related OTTI losses of $3 and $6 for the three months ended September 30, 2018 and 2017, and $9 and $15 for the nine months ended September 30, 2018 and 2017, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2018, and December 31, 2017.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2018	$83,078	$19,895	$102,973
December 31, 2017	103,426	19,959	123,385

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

The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) a critical term on the hedged item changes; or (vii) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

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

The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading or AFS by entering into interest rate exchange agreements that offset the changes in fair value or cash flows of the securities. Hedge relationships that involve trading securities are designated as economic hedges, while hedge relationships that involve AFS securities are designated as fair value hedges. For trading securities that have been designated as an economic hedge, the market value changes of both the trading securities and the associated interest rate exchange agreements are included in other income in the Statements of Income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For AFS securities that have been hedged and qualify as a fair value hedge, the portion of the market value changes of the AFS securities associated with the interest rate exchange agreements and the related changes in the interest rate exchange agreements are included in other income in the Statements of Income and the remainder of the market value changes of the AFS securities are included in AOCI.

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

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2018, and December 31, 2017. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$35,344	$35	$61	$24,270	$92	$27
Total	35,344	35	61	24,270	92	27
Derivatives not designated as hedging instruments:
Interest rate swaps	52,795	91	80	73,760	81	57
Interest rate caps and floors	1,563	2	—	1,563	1	1
Mortgage delivery commitments	26	—	—	16	—	—
Total	54,384	93	80	75,339	82	58
Total derivatives before netting and collateral adjustments	$89,728	128	141	$99,609	174	85
Netting adjustments and cash collateral(1)		2	(141)		(91)	(84)
Total derivative assets and total derivative liabilities		$130	$—		$83	$1

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $188 and $10 at September 30, 2018, and December 31, 2017, respectively. Cash collateral received and related accrued interest was $46 and $18 at September 30, 2018, and December 31, 2017, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(1)	$1	$3	$(1)
Total net gain/(loss) related to fair value hedge ineffectiveness	(1)	1	3	(1)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	23	5	65	(3)
Interest rate caps and floors	—	—	1	(5)
Net settlements	(5)	(10)	(12)	(35)
Mortgage delivery commitments	2	6	11	18
Total net gain/(loss) related to derivatives not designated as hedging instruments	20	1	65	(25)
Other(1)	(1)	—	(2)	—
Net gain/(loss) on derivatives and hedging activities	$18	$2	$66	$(26)

(1)	Consists of price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30, 2018				September 30, 2017
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$7	$(10)	$(3)	$16	$13	$(11)	$2	$(5)
AFS securities	17	(17)	—	1	—	—	—	—
Consolidated obligation bonds	(2)	4	2	(6)	(9)	8	(1)	6
Total	$22	$(23)	$(1)	$11	$4	$(3)	$1	$1

	Nine Months Ended
	September 30, 2018				September 30, 2017
Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$87	$(83)	$4	$36	$17	$(17)	$—	$(22)
AFS securities	17	(17)	—	1	—	—	—	—
Consolidated obligation bonds	(52)	51	(1)	(13)	(19)	18	(1)	21
Total	$52	$(49)	$3	$24	$(2)	$1	$(1)	$(1)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2018, was $53, for which the Bank had posted cash collateral of $58 in the ordinary course of business.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2018, and December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2018			December 31, 2017
	Derivative Instruments Meeting Netting Requirements			Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities

Derivative Assets
Uncleared	$126	$(119)	$7	$35	$(33)	$2
Cleared	2	121	123	139	(58)	81
Total			$130			$83
Derivative Liabilities
Uncleared	$132	$(132)	$—	$29	$(28)	$1
Cleared	9	(9)	—	56	(56)	—
Total			$—			$1

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2018, and December 31, 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2018, and December 31, 2017. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$15	$15	$15	$—	$—	$—
Interest-bearing deposits	2,046	2,046	2,046	—	—	—
Securities purchased under agreements to resell	6,300	6,300	—	6,300	—	—
Federal funds sold	4,208	4,209	—	4,209	—	—
Trading securities	662	662	—	662	—	—
AFS securities	4,875	4,875	—	1,526	3,349	—
HTM securities	12,201	12,152	—	11,382	770	—
Advances	69,359	69,346	—	69,346	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,892	2,792	—	2,792	—	—
Accrued interest receivable	173	173	—	173	—	—
Derivative assets, net(1)	130	130	—	128	—	2
Other assets(2)	10	10	10	—	—	—
Liabilities
Deposits	224	224	—	224	—	—
Consolidated obligations:
Bonds	71,405	71,139	—	71,139	—	—
Discount notes	24,030	24,027	—	24,027	—	—
Total consolidated obligations	95,435	95,166	—	95,166	—	—
Mandatorily redeemable capital stock	227	227	227	—	—	—
Accrued interest payable	140	140	—	140	—	—
Derivative liabilities, net(1)	—	—	—	141	—	(141)
Other
Standby letters of credit	19	19	—	19	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$31	$31	$31	$—	$—	$—
Interest-bearing deposits	1,115	1,115	1,115	—	—	—
Securities purchased under agreements to resell	11,750	11,750	—	11,750	—	—
Federal funds sold	11,028	11,029	—	11,029	—	—
Trading securities	1,164	1,164	—	1,164	—	—
AFS securities	3,833	3,833	—	—	3,833	—
HTM securities	14,680	14,704	—	13,697	1,007	—
Advances	77,382	77,437	—	77,437	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,076	2,075	—	2,075	—	—
Accrued interest receivable	119	119	—	119	—	—
Derivative assets, net(1)	83	83	—	174	—	(91)
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	281	281	—	281	—	—
Consolidated obligations:
Bonds	85,063	84,938	—	84,938	—	—
Discount notes	30,440	30,437	—	30,437	—	—
Total consolidated obligations	115,503	115,375	—	115,375	—	—
Mandatorily redeemable capital stock	309	309	309	—	—	—
Accrued interest payable	116	116	—	116	—	—
Derivative liabilities, net(1)	1	1	—	85	—	(84)
Other
Standby letters of credit	19	19	—	19	—	—

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2018:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

As of September 30, 2018, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Derivative Assets and Liabilities – In general, derivative instruments transacted and held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew), adjusted for counterparty credit risk, as necessary.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2018, and December 31, 2017, by level within the fair value hierarchy.

September 30, 2018
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$656	$—	$—	$656
MBS:
Other U.S. obligations – Ginnie Mae	—	6	—	—	6
Total trading securities	—	662	—	—	662
AFS securities:
GSEs - multifamily	—	1,526	—	—	1,526
PLRMBS	—	—	3,349	—	3,349
Total AFS securities	—	1,526	3,349	—	4,875
Advances(2)	—	5,383	—	—	5,383
Derivative assets, net: interest rate-related	—	128	—	2	130
Other assets	10	—	—	—	10
Total recurring fair value measurements – Assets	$10	$7,699	$3,349	$2	$11,060
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,202	$—	$—	$2,202
Derivative liabilities, net: interest rate-related	—	141	—	(141)	—
Total recurring fair value measurements – Liabilities	$—	$2,343	$—	$(141)	$2,202
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,158	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	6	—	—	6
Total trading securities	—	1,164	—	—	1,164
AFS securities:
PLRMBS	—	—	3,833	—	3,833
Total AFS securities	—	—	3,833	—	3,833
Advances(2)	—	6,431	—	—	6,431
Derivative assets, net: interest rate-related	—	174	—	(91)	83
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$7,769	$3,833	$(91)	$11,520
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$949	$—	$—	$949
Derivative liabilities, net: interest rate-related	—	85	—	(84)	1
Total recurring fair value measurements – Liabilities	$—	$1,034	$—	$(84)	$950
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$3	$—	$3
Total nonrecurring fair value measurements – Assets	$—	$—	$3	$—	$3

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at September 30, 2018, and December 31, 2017.

(3)	Represents consolidated obligation bonds recorded under the fair value option at September 30, 2018, and December 31, 2017.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2018, and the year ended December 31, 2017.

The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30, 2018	September 30, 2017
Balance, beginning of the period	$3,510	$4,164
Total gain/(loss) realized and unrealized included in:
Interest income	19	22
Net OTTI loss, credit-related	(3)	(6)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	5	75
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	6
Settlements	(182)	(246)
Balance, end of the period	$3,349	$4,015
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$16	$17

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Balance, beginning of the period	$3,833	$4,489
Total gain/(loss) realized and unrealized included in:
Interest income	61	68
Net OTTI loss, credit-related	(9)	(15)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	25	188
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(10)	7
Settlements	(563)	(722)
Transfers of HTM securities to AFS securities	12	—
Balance, end of the period	$3,349	$4,015
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$52	$53

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,083	$1,404	$5,490	$1,118
New transactions elected for fair value option	188	851	450	255
Maturities and terminations	(873)	(50)	(259)	(405)
Net gain/(loss) from changes in fair value recognized in earnings	(15)	(3)	(5)	—
Change in accrued interest	—	—	2	—
Balance, end of the period	$5,383	$2,202	$5,678	$968

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,431	$949	$3,719	$1,507
New transactions elected for fair value option	1,752	1,314	2,510	1,090
Maturities and terminations	(2,723)	(50)	(558)	(1,635)
Net gain/(loss) from changes in fair value recognized in earnings	(78)	(13)	4	5
Change in accrued interest	1	2	3	1
Balance, end of the period	$5,383	$2,202	$5,678	$968

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2018 and 2017. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2018, and December 31, 2017:

	September 30, 2018			December 31, 2017
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,467	$5,383	$(84)	$6,447	$6,431	$(16)
Consolidated obligation bonds	2,218	2,202	(16)	955	949	(6)

(1)	At September 30, 2018, and December 31, 2017, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBa

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

nks was $1,019,098 at September 30, 2018, and $1,034,260 at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $95,616 at September 30, 2018, and $115,602 at December 31, 2017. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2017 Form 10-K.

Off-balance sheet commitments as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,769	$4,179	$16,948	$12,910	$3,240	$16,150
Commitments to fund additional advances	—	—	—	1	—	1
Commitments to issue consolidated obligation discount notes, par	58	—	58	134	—	134
Commitments to issue consolidated obligation bonds, par	100	—	100	595	—	595
Commitments to purchase mortgage loans	26	—	26	16	—	16

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 14 days to 15 years, including a final expiration in 2033. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $19 at September 30, 2018, and $19 at December 31, 2017. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2018, and December 31, 2017.

Commitments to fund advances totaled $1 at December 31, 2017. There were no commitments to fund advances at September 30, 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of September 30, 2018, and December 31, 2017.

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

	September 30, 2018	December 31, 2017
Assets:
Advances	$5,964	$3,072
Mortgage loans held for portfolio	11	13
Accrued interest receivable	8	5
Liabilities:
Deposits	$14	$3
Capital:
Capital Stock	$191	$126

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Income:
Advances	$21	$10	$52	$29
Mortgage loans held for portfolio	—	1	—	1

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2018, and December 31, 2017, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2017 Form 10-K.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and a de minimis amount at September 30, 2018, and December 31, 2017, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2018 and 2017, the Bank extended overnight loans to other FHLBanks for $280 and $1,005, respectively. During the nine months ended September 30, 2018 and 2017, the Bank borrowed $1,520 and $215, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three and nine months ended September 30, 2018, the Bank recorded $1 and $2, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

expense. For the three and nine months ended September 30, 2017, the Bank recorded a de minimis amount and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and nine months ended September 30, 2018 and 2017, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the nine months ended September 30, 2018 and 2017, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 19 — Subsequent Events

There were no material subsequent events identified, subsequent to September 30, 2018, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

The Bank experienced strong earnings in the third quarter of 2018. Net income for the quarter was $102 million, compared with net income of $81 million for the third quarter of 2017. The $21 million increase in net income relative to the prior-year period primarily reflected higher net interest income, resulting from a higher interest rate environment, and an increase in other income related to improvements in net fair value gains and losses associated with derivatives, hedged items, and financial instruments carried at fair value. In addition, there was a $5 million decrease in the expense associated with voluntary charitable contributions for the Quality Jobs Fund, from $10 million in the third quarter of 2017 to $5 million during the third quarter of 2018.

Retained earnings grew to $3.4 billion at September 30, 2018, from $3.2 billion at December 31, 2017, and the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $51 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock during the third quarter of 2018.

Total assets decreased $20.4 billion during the first nine months of 2018, to $103.0 billion at September 30, 2018, from $123.4 billion at December 31, 2017. Total advances decreased $8.0 billion, to $69.4 billion at September 30, 2018, from $77.4 billion at December 31, 2017. In addition, investments decreased $13.3 billion, to $30.3 billion at September 30, 2018, from $43.6 billion at December 31, 2017, primarily reflecting a decrease of $5.5 billion in securities purchased under agreements to resell and a decrease of $6.8 billion in Federal funds sold.

Accumulated other comprehensive income increased by $19 million during the first nine months of 2018, to $337 million at September 30, 2018, from $318 million at December 31, 2017, primarily as a result of improvement in the fair value of the Bank’s private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale.

On October 25, 2018, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2018 at an annualized rate of 7.00%. The dividend will total $54 million, including $4 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2018. The Bank recorded the dividend on October 25, 2018, and expects to pay the dividend on or about November 13, 2018.

As of September 30, 2018, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.3%, exceeding the 4.0% requirement. The Bank had $6.5 billion in permanent capital, exceeding its risk-based capital requirement of $2.0 billion.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Selected Balance Sheet Items at Quarter End
Total Assets	$102,973	$106,208	$109,225	$123,385	$109,503
Advances	69,359	70,314	66,642	77,382	61,629
Mortgage Loans Held for Portfolio, Net	2,892	2,728	2,376	2,076	1,774
Investments(1)	30,292	32,703	39,832	43,570	45,775
Consolidated Obligations:(2)
Bonds	71,405	74,061	74,297	85,063	72,266
Discount Notes	24,030	24,519	27,703	30,440	29,902
Mandatorily Redeemable Capital Stock	227	255	309	309	342
Capital Stock —Class B —Putable	2,883	2,850	3,068	3,243	2,815
Unrestricted Retained Earnings	2,737	2,707	2,681	2,670	2,664
Restricted Retained Earnings	633	612	592	575	562
Accumulated Other Comprehensive Income/(Loss) (AOCI)	337	330	335	318	308
Total Capital	6,590	6,499	6,676	6,806	6,349
Selected Operating Results for the Quarter
Net Interest Income	$153	$154	$148	$143	$146
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	7	5	(8)	(14)	(4)
Other Expense	46	43	49	54	51
Affordable Housing Program Assessment	12	12	10	8	10
Net Income/(Loss)	$102	$104	$81	$67	$81
Selected Other Data for the Quarter
Net Interest Margin(3)	0.60%	0.58%	0.47%	0.49%	0.55%
Operating Expenses as a Percent of Average Assets	0.14	0.13	0.11	0.14	0.14
Return on Average Assets	0.40	0.38	0.26	0.23	0.30
Return on Average Equity	6.26	6.31	4.74	4.02	5.19
Annualized Dividend Rate	7.00	7.00	7.00	7.00	7.00
Dividend Payout Ratio(4)	50.41	54.78	65.67	72.32	53.39
Average Equity to Average Assets Ratio	6.36	6.08	5.40	5.64	5.84
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.29	6.05	6.09	5.51	5.83
Duration Gap (in months)	1	—	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2018	$1,019,098
June 30, 2018	1,059,859
March 31, 2018	1,019,229
December 31, 2017	1,034,260
September 30, 2017	1,028,710

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments. This includes net accretion of related income, which is a result of improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2018 and 2017, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2018 Compared to Third Quarter of 2017

Average Balance Sheets

	Three Months Ended
	September 30, 2018			September 30, 2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,249	$12	1.97%	$800	$2	1.16%
Securities purchased under agreements to resell	6,254	31	1.97	1,061	3	1.05
Federal funds sold	6,290	34	2.15	11,037	33	1.19
Trading securities:
Mortgage-backed securities (MBS)	5	—	3.10	7	—	2.26
Other investments	657	4	2.30	1,188	4	1.40
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	3,654	59	6.46	3,778	60	6.27
Held-to-maturity (HTM) securities:(1)
MBS	12,582	84	2.65	13,024	73	2.19
Other investments	172	1	2.55	1,045	3	1.31
Mortgage loans held for portfolio	2,799	26	3.64	1,592	15	3.68
Advances(3)	66,763	389	2.31	71,245	241	1.34
Total interest-earning assets	101,425	640	2.50	104,777	434	1.64
Other assets(4)(5)	905	—		958	—
Total Assets	$102,330	$640		$105,735	$434
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$71,363	$364	2.02%	$68,930	$205	1.18%
Discount notes	23,319	117	1.99	29,256	75	1.01
Deposits and other borrowings	258	1	1.84	298	1	1.06
Mandatorily redeemable capital stock	244	5	7.62	372	7	7.51
Borrowings from other FHLBanks	—	—	—	2	—	1.18
Total interest-bearing liabilities	95,184	487	2.03	98,858	288	1.15
Other liabilities(4)	640	—		701	—
Total Liabilities	95,824	487		99,559	288
Total Capital	6,506	—		6,176	—
Total Liabilities and Capital	$102,330	$487		$105,735	$288
Net Interest Income		$153			$146
Net Interest Spread(6)			0.47%			0.49%
Net Interest Margin(7)			0.60%			0.55%
Interest-earning Assets/Interest-bearing Liabilities	106.56%			105.99%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $15 million and $17 million for the three months ended September 30, 2018 and 2017, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2018			September 30, 2017
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$16	$17	$1	$(5)	$(4)
AFS securities	—	1	1	—	—	—
Consolidated obligation bonds	—	(6)	(6)	(1)	6	5

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2018 was $153 million, a 5% increase from $146 million in the third quarter of 2017. The following table details the changes in interest income and interest expense for the third quarter of 2018 compared to the third quarter of 2017. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$10	$7	$3
Securities purchased under agreements to resell	28	24	4
Federal funds sold	1	(18)	19
Trading securities: Other investments	—	(2)	2
AFS securities: MBS	(1)	(2)	1
HTM securities:
MBS	11	(3)	14
Other investments	(2)	(4)	2
Mortgage loans held for portfolio	11	11	—
Advances(2)	148	(16)	164
Total interest-earning assets	206	(3)	209
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	159	8	151
Discount notes	42	(18)	60
Mandatorily redeemable capital stock	(2)	(2)	—
Total interest-bearing liabilities	199	(12)	211
Net interest income	$7	$9	$(2)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 60 basis points for the third quarter of 2018, 5 basis points higher than the net interest margin for the third quarter of 2017, which was 55 basis points. The net interest spread was 47 basis points for the third quarter of 2018, 2 basis points lower than the net interest spread for the third quarter of 2017, which was 49 basis points. The increase in the net interest margin was primarily due to a higher interest rate environment. The decrease in the net interest spread was primarily due to a decline in spreads on interest-earning assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2018 and 2017.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2018	September 30, 2017
Other Income/(Loss):
Total OTTI loss	$(3)	$—
Net amount of OTTI loss reclassified to/(from) AOCI	—	(6)
Net OTTI loss, credit-related	(3)	(6)
Net gain/(loss) on trading securities(1)	(1)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(5)
Net gain/(loss) on derivatives and hedging activities	18	2
Other	5	5
Total Other Income/(Loss)	$7	$(4)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled de minimis amounts for the three months ended September 30, 2018 and 2017.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2018 and 2017.

Net Gain/(Loss) from Changes in Fair Value Recognized in Earnings

	Three Months Ended
(In millions)	September 30, 2018	September 30, 2017
Advances	$(15)	$(5)
Consolidated obligation bonds	3	—
Total	$(12)	$(5)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2018 and 2017.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

	Three Months Ended
(In millions)	September 30, 2018				September 30, 2017
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$5	$5	$10	$—	$8	$(5)	$3
Not elected for fair value option	(2)	7	(3)	2	2	(2)	—	—
Consolidated obligation bonds:
Elected for fair value option	—	(1)	(1)	(2)	—	(1)	1	—
Not elected for fair value option	—	5	(8)	(3)	(1)	(3)	2	(2)
Consolidated obligation discount notes:
Not elected for fair value option	—	7	2	9	—	2	(8)	(6)
MBS:
Not elected for fair value option	1	—	—	1	—	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	—	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	—	2	—	2	—	6	—	6
Other(1)	—	(1)	—	(1)	—	—	—	—
Total	$(1)	$24	$(5)	$18	$1	$11	$(10)	$2

(1)	Amount in other includes the price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During the third quarter of 2018, net gains on derivatives and hedging activities totaled $18 million compared to net gains of $2 million in the third quarter of 2017. These amounts included expense of $5 million and expense of $10 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2018 and 2017, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Other Expense. During the third quarter of 2018, other expenses totaled $46 million, compared to $51 million in the third quarter of 2017, primarily reflecting the decrease in voluntary charitable contributions made during the third quarter of 2018.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts. During the third quarter of 2018 and 2017, the Bank made voluntary charitable contributions of $5 million and $10 million, respectively, for the Quality

Jobs Fund, as well as voluntary contributions of $1 million and $1 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Average Balance Sheets

	Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,601	$22	1.81%	$708	$5	0.95%
Securities purchased under agreements to resell	4,625	63	1.82	1,034	7	0.85
Federal funds sold	9,616	127	1.77	10,653	78	0.99
Trading securities:
MBS	6	—	2.90	7	—	2.18
Other investments	745	12	2.04	1,398	12	1.16
AFS securities:(1)
MBS(2)(3)	3,429	172	6.72	3,997	181	6.04
HTM securities:(1)
MBS	13,225	246	2.49	12,422	201	2.16
Other investments	430	7	2.16	1,017	9	1.17
Mortgage loans held for portfolio	2,539	70	3.68	1,213	35	3.86
Advances(3)	75,794	1,138	2.01	66,440	587	1.18
Loans to other FHLBanks	1	—	1.70	2	—	0.86
Total interest-earning assets	112,011	1,857	2.22	98,891	1,115	1.51
Other assets(4)(5)	856	—		943	—
Total Assets	$112,867	$1,857		$99,834	$1,115
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$75,050	$1,010	1.80%	$58,163	$468	1.08%
Discount notes	30,001	373	1.66	34,381	196	0.76
Deposits and other borrowings	284	3	1.55	266	2	0.83
Mandatorily redeemable capital stock	274	16	7.70	408	25	8.37
Borrowings from other FHLBanks	6	—	1.66	11	—	0.56
Total interest-bearing liabilities	105,615	1,402	1.77	93,229	691	0.99
Other liabilities(4)	583	—		722	—
Total Liabilities	106,198	1,402		93,951	691
Total Capital	6,669	—		5,883	—
Total Liabilities and Capital	$112,867	$1,402		$99,834	$691
Net Interest Income		$455			$424
Net Interest Spread(6)			0.45%			0.52%
Net Interest Margin(7)			0.54%			0.57%
Interest-earning Assets/Interest-bearing Liabilities	106.06%			106.07%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $47 million and $51 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2018			September 30, 2017
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$36	$37	$1	$(22)	$(21)
AFS securities	—	1	1	—	—	—
Consolidated obligation bonds	—	(13)	(13)	(1)	21	20

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2018 was $455 million, a 7% increase from $424 million in the first nine months of 2017. The following table details the changes in interest income and interest expense for the first nine months of 2018 compared to the first nine months of 2017. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$17	$10	$7
Securities purchased under agreements to resell	56	42	14
Federal funds sold	49	(8)	57
Trading securities: Other investments	—	(7)	7
AFS securities: MBS	(9)	(28)	19
HTM securities:
MBS	45	13	32
Other investments	(2)	(7)	5
Mortgage loans held for portfolio	35	37	(2)
Advances(2)	551	92	459
Total interest-earning assets	742	144	598
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	542	164	378
Discount notes	177	(28)	205
Deposits and other borrowings	1	—	1
Mandatorily redeemable capital stock	(9)	(7)	(2)
Total interest-bearing liabilities	711	129	582
Net interest income	$31	$15	$16

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 54 basis points for the first nine months of 2018, 3 basis points lower than the net interest margin for the first nine months of 2017, which was 57 basis points. The net interest spread was 45 basis points for the first nine months of 2018, 7 basis points lower than the net interest spread for the first nine months of 2017, which was 52 basis points. These decreases were primarily due to a decline in spreads on interest-earning assets.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2018 and 2017.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Other Income/(Loss):
Total OTTI loss	$(19)	$(8)
Net amount of OTTI loss reclassified to/(from) AOCI	10	(7)
Net OTTI loss, credit-related	(9)	(15)
Net gain/(loss) on trading securities(1)	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(65)	(1)
Net gain/(loss) on derivatives and hedging activities	66	(26)
Gains on litigation settlements, net	—	119
Other	14	15
Total Other Income/(Loss)	$4	$92

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2018 and 2017.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Advances	$(78)	$4
Consolidated obligation bonds	13	(5)
Total	$(65)	$(1)

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2018 and 2017.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

	Nine Months Ended
(In millions)	September 30, 2018				September 30, 2017
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$74	$8	$82	$—	$4	$(18)	$(14)
Not elected for fair value option	3	(5)	(4)	(6)	(1)	—	1	—
Consolidated obligation bonds:
Elected for fair value option	—	(12)	(1)	(13)	—	3	3	6
Not elected for fair value option	(1)	(39)	(11)	(51)	—	—	5	5
Consolidated obligation discount notes:
Not elected for fair value option	—	48	(4)	44	—	(11)	(26)	(37)
MBS:
Not elected for fair value option	1	—	—	1	—	(4)	—	(4)
Mortgage delivery commitment:
Not elected for fair value option	—	11	—	11	—	18	—	18
Other(1)	—	(2)	—	(2)	—	—	—	—
Total	$3	$75	$(12)	$66	$(1)	$10	$(35)	$(26)

(1)	Amount in other includes the price alignment amount on derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During the first nine months of 2018, net gains on derivatives and hedging activities totaled $66 million compared to net losses of $26 million in the first nine months of 2017. These amounts included expense of $12 million and expense of $35 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2018 and 2017, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Gains on Litigation Settlements, Net – During the first nine months of 2017, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million. The Bank had no settlement gains in the first nine months of 2018.

Other Expense. During the first nine months of 2018, other expenses totaled $138 million, compared to $170 million in the first nine months of 2017, primarily reflecting the decrease in voluntary charitable contributions made during the first nine months of 2018.

Quality Jobs Fund Expense and Other – During the first nine months of 2018 and 2017, the Bank made voluntary charitable contributions of $20 million and $50 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $2 million and $6 million, respectively, to the AHP to offset the impact on the AHP assessment of the charitable contribution expense.

Return on Average Equity

Return on average equity (ROE) was 6.26% (annualized) for the third quarter of 2018, compared to 5.19% (annualized) for the third quarter of 2017. The increase primarily reflected higher net income for the third quarter of 2018, which increased 26%, from $81 million in the third quarter of 2017 to $102 million in the third quarter of 2018. The increase in net income relative to the prior-year period primarily reflected higher net interest income, resulting from a higher interest rate environment, and an increase in other income related to improvements in net fair value gains and losses associated with derivatives, hedged items, and financial instruments carried at fair value.

ROE was 5.76% (annualized) for the first nine months of 2018, compared to 7.03% (annualized) for the first nine months of 2017. The decrease primarily reflected lower net income for the first nine months of 2018, which decreased 7%, from $309 million in the first nine months of 2017 to $287 million in the first nine months of 2018. The decrease in net income primarily reflected a gain on settlements of $119 million (after netting certain legal fees and expenses) in the prior-year period relating to the Bank’s PLRMBS litigation. The Bank had no settlement gains in first nine months of 2018.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2018, advances maturing within five years totaled $68.6 billion, significantly in excess of the $224 million of member deposits on that date. At December 31, 2017, advances maturing within five years totaled $76.6 billion, significantly in excess of the $281 million of member deposits on that date.

As of September 30, 2018, and December 31, 2017, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2017 Form 10-K.

Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2018, the Bank’s excess capital stock totaled $171 million, or 0.17% of total assets.

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

In the third quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $51 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2017, the Bank paid dividends at an annualized rate of 7.00%, totaling $51 million, including $44 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock.

In the first nine months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $178 million, including $162 million in dividends on capital stock and $16 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2017, the Bank paid dividends at an annualized rate of 7.69%, totaling $164 million, including $139 million in dividends on capital stock and $25 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On October 25, 2018, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2018 at an annualized rate of 7.00%, totaling $54 million, including $50 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 25, 2018. The Bank expects to pay the dividend on November 13, 2018. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2018.

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

Total restricted retained earnings were $633 million and $575 million as of September 30, 2018, and December 31, 2017, respectively.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the Bank’s estimated market value of total capital to par value of capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the payment of dividends in future quarters.

For more information, see “Item 1. Financial Statements – Note 13 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2017 Form 10‑K.

Financial Condition

Total assets were $103.0 billion at September 30, 2018, compared to $123.4 billion at December 31, 2017. Advances decreased by $8.0 billion, or 10%, to $69.4 billion at September 30, 2018, from $77.4 billion at December 31, 2017. MBS investments decreased by $0.9 billion, or 5%, to $16.9 billion at September 30, 2018, from $17.8 billion at December 31, 2017. Average total assets were $102.3 billion for the third quarter of 2018, a 3% decrease compared to $105.7 billion for the third quarter of 2017. Average total assets were $112.9 billion for the first nine months of 2018, a 13% increase compared to $99.8 billion for the first nine months of 2017. Average advances were $66.8 billion for the third quarter of 2018, a 6% decrease from $71.2 billion for the third quarter of 2017. Average advances were $75.8 billion for the first nine months of 2018, a 14% increase from $66.4 billion for the first nine months of 2017. Average MBS investments were $16.2 billion for the third quarter of 2018, a 3% decrease from $16.8 billion for the third quarter of 2017. Average MBS investments were $16.7 billion for the first nine months of 2018, a 2% increase from $16.4 billion for the first nine months of 2017.

Advances outstanding at September 30, 2018, included net unrealized losses of $255 million, of which $171 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $84 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2017, included unrealized losses of $104 million, of which $88 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $16 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2017, to September 30, 2018, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $96.4 billion at September 30, 2018, a decrease of $20.2 billion from $116.6 billion at December 31, 2017, reflecting a $20.1 billion decrease in consolidated obligations outstanding to $95.4 billion at September 30, 2018, from $115.5 billion at December 31, 2017. Average total liabilities were $95.8 billion for the third quarter of 2018, a 4% decrease compared to $99.6 billion for the third quarter of 2017. Average total liabilities were $106.2 billion for the first nine months of 2018, a 13% increase compared to $94.0 billion for the first nine months of 2017. Average consolidated obligations were $94.7 billion for the third quarter of 2018 and $98.2 billion for the third quarter of 2017. Average consolidated obligations were $105.1 billion for the first nine months of 2018 and $92.5 billion for the first nine months of 2017.

Consolidated obligations outstanding at September 30, 2018, included unrealized gains of $88 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $16 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2017, included unrealized gains of $37 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2017, to September 30, 2018, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank's consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,019.1 billion at September 30, 2018, and $1,034.3 billion at December 31, 2017.

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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $20.3 billion to $83.1 billion (81% of total assets) at September 30, 2018, from $103.4 billion (84% of total assets) at December 31, 2017.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings on capital.

Adjusted net interest income for this segment was $82 million in the third quarter of 2018, an increase of $20 million, or 32%, compared to $62 million in the third quarter of 2017. In the first nine months of 2018, adjusted net interest income for this segment was $239 million, an increase of $72 million, or 43%, compared to $167 million in the first nine months of 2017. These increases were primarily due to an improvement in spreads on advances-related assets, partially offset by lower earnings from non-MBS investments. In addition, higher advances balances also contributed to the increase in adjusted net interest income for the first nine months of 2018 compared to the first nine months of 2017.

Adjusted net interest income for this segment represented 54% and 43% of total adjusted net interest income for the third quarter of 2018 and 2017, and 52% and 40% of total adjusted net interest income for the first nine months of 2018 and 2017, respectively.

Advances – The par value of advances outstanding decreased by $7.9 billion, or 10%, to $69.6 billion at September 30, 2018, from $77.5 billion at December 31, 2017. Average advances outstanding were $66.8 billion in the third quarter of 2018, a 6% decrease from $71.2 billion in the third quarter of 2017. Average advances outstanding were $75.8 billion in the first nine months of 2018, a 14% increase from $66.4 billion in the first nine months of 2017. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of September 30, 2018, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $6.9 billion, and advances outstanding to the Bank’s other borrowers decreased by $1.0 billion from December 31, 2017. Advances to the top five borrowers decreased to $41.5 billion at September 30, 2018, from $48.4 billion at December 31, 2017. (See “Item 1. Financial Statements – Note 7 – Advances – Credit and Concentration Risk” for further information.)

The $7.9 billion decrease in advances outstanding reflected a $4.8 billion decrease in fixed rate advances, a $0.5 billion decrease in variable rate advances, and a $2.6 billion decrease in adjustable rate advances.

The components of the advances portfolio at September 30, 2018, and December 31, 2017, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2018		December 31, 2017
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – London Interbank Offered Rate (LIBOR)	$10,252	15%	$6,957	9%
Adjustable – LIBOR, callable at borrower’s option	10,550	15	16,495	21
Adjustable – LIBOR, with caps and/or floors and PPS(1)	83	—	83	—
Adjustable – Other Indices	—	—	2	—
Subtotal adjustable rate advances	20,885	30	23,537	30
Fixed	34,427	50	38,242	50
Fixed – amortizing	222	—	210	—
Fixed – with PPS(1)	4,133	6	4,035	5
Fixed – with caps and PPS(1)	485	1	425	1
Fixed – callable at borrower’s option	752	1	1,802	2
Fixed – callable at borrower’s option with PPS(1)	4	—	75	—
Fixed – putable at Bank’s option with PPS(1)	10	—	—	—
Subtotal fixed rate advances	40,033	58	44,789	58
Daily variable rate	8,696	12	9,160	12
Total par value	$69,614	100%	$77,486	100%

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

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $13.3 billion and $25.7 billion as of September 30, 2018, and December 31, 2017, respectively. The decrease in the total size of the non-MBS investment portfolio reflects lower balances of securities purchased under agreements to resell, agency securities, and Federal funds sold.

Interest rate payment terms for non-MBS investments classified as HTM at September 30, 2018, and December 31, 2017, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2018	December 31, 2017
Amortized cost of HTM securities other than MBS:
Fixed rate	$—	$500
Adjustable rate	136	187
Total	$136	$687

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $76.5 billion at September 30, 2018, from $96.6 billion at December 31, 2017. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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

At September 30, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $81.3 billion, of which $37.1 billion were hedging advances, $43.5 billion were hedging consolidated obligations, $0.5 billion were economically hedging trading securities, and $0.2 billion were offsetting derivatives. At December 31, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $95.5 billion, of which $44.3 billion were hedging advances, $50.4 billion were hedging consolidated obligations, $0.8 billion were economically hedging trading securities, and $14 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of September 30, 2018, and December 31, 2017. All selected market interest rates increased in 2018 compared to the prior yearend.

Selected Market Interest Rates

Market Instrument	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Federal Reserve target range for overnight Federal funds	2.00-2.25%	1.25-1.50%	1.00-1.25%	0.50-0.75%
3-month Treasury bill	2.16	1.36	1.05	0.50
3-month LIBOR	2.40	1.69	1.33	1.00
2-year Treasury note	2.82	1.89	1.49	1.19
5-year Treasury note	2.95	2.21	1.94	1.93

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in the first nine months of 2018 and 2017. The average issuance cost relative to LIBOR of bonds improved while discount notes deteriorated in the first nine months of 2018 compared to 2017.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2018	September 30, 2017
Consolidated obligation bonds	–26.8	–22.8
Consolidated obligation discount notes (one month and greater)	–25.2	–27.6

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements.

At September 30, 2018, assets associated with this segment were $19.9 billion (19% of total assets), a decrease of $0.1 billion from $20.0 billion at December 31, 2017 (16% of total assets).

Adjusted net interest income for this segment was $71 million in the third quarter of 2018, a decrease of $11 million, or 13%, from $82 million in the third quarter of 2017. In the first nine months of 2018, adjusted net interest income for this segment was $219 million, a decrease of $27 million, or 11%, from $246 million in the first nine months of 2017. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 46% and 57% of total adjusted net interest income for the third quarter of 2018 and 2017, and 48% and 60% of total adjusted net interest income for the first nine months of 2018 and 2017, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.9 billion at September 30, 2018, compared with $17.8 billion at December 31, 2017. During the first nine months of 2018, the Bank’s MBS portfolio decreased primarily because of $3.1 billion in principal repayments, partially offset by $2.2 billion in new MBS investments. Average MBS investments were $16.2 billion in the third quarter of 2018, a decrease of $0.6 billion from $16.8 billion in the third quarter of 2017. Average MBS investments were $16.7 billion in the first nine months of 2018, an increase of $0.3 billion from $16.4 billion in the first nine months of 2017. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Interest rate payment terms for MBS investments classified as AFS and HTM at September 30, 2018, and December 31, 2017, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2018	December 31, 2017
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$1,547	$26
Adjustable rate	2,091	2,406
Subtotal	3,638	2,432
Collateralized mortgage obligations:
Fixed rate	3,851	4,738
Adjustable rate	9,102	10,325
Subtotal	12,953	15,063
Total	$16,591	$17,495

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

(In millions)	September 30, 2018	December 31, 2017
Passthrough securities:
Converts after 1 year through 5 years	$20	$24
Total	$20	$24

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

As of September 30, 2018, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $1.0 billion in eligible loans under the MPF Original product during the first nine months of 2018.

Mortgage loan balances increased to $2.9 billion at September 30, 2018, from $2.1 billion at December 31, 2017, an increase of $0.8 billion. Average mortgage loans were $2.8 billion in the third quarter of 2018, an increase of $1.2 billion from $1.6 billion in the third quarter of 2017. Average mortgage loans were $2.5 billion in the first nine months of 2018, an increase of $1.3 billion from $1.2 billion in the first nine months of 2017.

At September 30, 2018, and December 31, 2017, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2017 Form 10-K. Mortgage loan balances at September 30, 2018, and December 31, 2017, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2018	December 31, 2017
MPF Plus	$221	$267
MPF Original	2,576	1,738
Subtotal	2,797	2,005
Unamortized premiums	100	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	2,892	2,076
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$2,892	$2,076

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2017 Form 10‑K.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.1 billion to $19.9 billion at September 30, 2018, from $20.0 billion at December 31, 2017, paralleling the decrease in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.4 billion at September 30, 2018, of which $5.4 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $3.0 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $4.1 billion at December 31, 2017, of which $2.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2018, and December 31, 2017.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2018	December 31, 2017
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$27,265	$16,713
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	2
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,887	1,972
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	2,465	19,401
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	5,397	6,163
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	83	83
Subtotal Economic Hedges(1)			9,832	27,621
Total			37,097	44,334
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	4,234	5,373
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	4,736	1,106
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	170	90
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	13,790	7,050
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to an adjustable rate, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	4,620
Subtotal Economic Hedges(1)			18,696	12,866
Total			22,930	18,239

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2018	December 31, 2017
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,290	2,184
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	3,577	3,357
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,048	865
Subtotal Economic Hedges(1)			5,625	4,222
Total			7,915	6,406
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,600	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	15,415	26,435
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,010	400
Total			18,025	28,370
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate MBS converted to an adjustable rate	Fair Value Hedge	1,555	—
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	500	750
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	1,480
Subtotal Economic Hedges(1)			1,980	2,230
Total			3,535	2,230
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	200	14
Total			200	14
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	26	16
Total			26	16
Total Notional Amount			$89,728	$99,609

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2018, and December 31, 2017.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$27,265	$(10)	$(171)	$—	$(181)
Non-callable bonds	4,234	(9)	33	—	24
Callable bonds	2,290	(53)	55	—	2
MBS	1,555	27	(17)	—	10
Subtotal	35,344	(45)	(100)	—	(145)
Not qualifying for hedge accounting:
Advances	9,832	25	—	(97)	(72)
Non-callable bonds	18,696	(6)	—	1	(5)
Callable bonds	5,625	(77)	—	21	(56)
Discount notes	18,025	65	—	—	65
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	26	—	—	—	—
Offsetting derivatives	200	—	—	—	—
Subtotal	54,384	7	—	(75)	(68)
Total excluding accrued interest	89,728	(38)	(100)	(75)	(213)
Accrued interest	—	25	1	8	34
Total	$89,728	$(13)	$(99)	$(67)	$(179)

December 31, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$16,713	$85	$(88)	$—	$(3)
Non-callable bonds	5,373	(23)	24	—	1
Callable bonds	2,184	(12)	13	—	1
Subtotal	24,270	50	(51)	—	(1)
Not qualifying for hedge accounting:
Advances	27,621	27	—	(28)	(1)
Non-callable bonds	12,866	—	—	(1)	(1)
Callable bonds	4,222	(29)	—	10	(19)
Discount notes	28,370	23	—	—	23
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	16	—	—	—	—
Offsetting derivatives	14	—	—	—	—
Subtotal	75,339	21	—	(19)	2
Total excluding accrued interest	99,609	71	(51)	(19)	1
Accrued interest	—	18	(15)	9	12
Total	$99,609	$89	$(66)	$(10)	$13

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2018, and December 31, 2017.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2018			December 31, 2017
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$15,727	18%	At least BBB	$13,900	14%
Subtotal uncleared		15,727	18		13,900	14
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	38,692	43	A	54,371	55
Morgan Stanley & Co. LLC	A	35,283	39	A	31,322	31
Subtotal cleared		73,975	82		85,693	86
Total(3)		$89,702	100%		$99,593	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

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

(3)	Total notional amount at September 30, 2018, and December 31, 2017, does not include $26 million and $16 million of mortgage delivery commitments with members, respectively.

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

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following September 30, 2018, and December 31, 2017.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of September 30, 2018	As of December 31, 2017
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$370	$299
Discount note and bond maturities and expected exercises of bond call options	3,526	3,950
Subtotal obligations due	3,896	4,249
Sources of available funds:
Maturing investments	10,327	21,613
Available cash	11	27
Proceeds from scheduled settlements of discount notes and bonds	158	635
Maturing advances and scheduled prepayments	7,522	7,854
Subtotal sources of available funds	18,018	30,129
Net funds available	$14,122	$25,880

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2018, and December 31, 2017.

Regulatory Capital Requirements

	September 30, 2018		December 31, 2017
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,989	$6,480	$2,023	$6,797
Total regulatory capital	4,119	6,480	4,935	6,797
Total regulatory capital ratio	4.00%	6.29%	4.00%	5.51%
Leverage capital	$5,149	$9,720	$6,169	$10,195
Leverage ratio	5.00%	9.44%	5.00%	8.26%

The Bank repurchased $1,422 million in excess capital stock during the first nine months of 2018. As a result of changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2018, and December 31, 2017. During the nine months ended September 30, 2018, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	156	$85,471	$239,844	36%
4-6	51	28	1,000	4,328	23
7-10	5	3	4	55	7
Subtotal	327	187	86,475	244,227	35
CDFIs	7	4	104	114	91
Housing associates	2	1	75	109	69
Total	336	192	$86,654	$244,450	35%

December 31, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	155	$84,257	$240,247	35%
4-6	58	25	9,255	22,005	42
7-10	4	1	—	25	—
Subtotal	327	181	93,512	262,277	36
CDFIs	6	4	78	99	79
Housing associates	2	1	107	112	96
Total	335	186	$93,697	$262,488	36%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$127	$135
11% – 25%	6	3,883	4,535
26% – 50%	30	31,624	52,378
More than 50%	152	51,020	187,402
Total	192	$86,654	$244,450

December 31, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$160	$169
11% – 25%	4	553	672
26% – 50%	35	33,571	54,487
More than 50%	143	59,413	207,160
Total	186	$93,697	$262,488

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2018, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 80% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 90% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2018, and December 31, 2017.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2018		December 31, 2017
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$2,588	$2,491	$1,946	$1,875
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,316	3,190	3,135	3,019
Agency pools and collateralized mortgage obligations	8,814	8,194	34,182	32,755
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	3	3	2
PLRMBS – private placement investment-grade-rated senior tranches	60	43	68	51
Municipal Bonds – investment-grade-rated	47	41	55	49
Total	$14,828	$13,962	$39,389	$37,751

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

As of September 30, 2018, of the loan collateral pledged to the Bank, 23% was pledged by 26 institutions by specific identification, 52% was pledged by 113 institutions under a blanket lien with detailed reporting, and 25% was pledged by 131 institutions under a blanket lien with summary reporting.

As of September 30, 2018, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2018, and December 31, 2017.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2018		December 31, 2017
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$162,973	$138,054	$162,740	$138,937
Second lien residential mortgage loans and home equity lines of credit	19,835	10,822	22,440	12,500
Multifamily mortgage loans	29,630	22,373	26,143	20,098
Commercial mortgage loans	78,536	54,539	68,703	48,759
Loan participations(1)	5,157	3,762	4,793	3,487
Small business, small farm, and small agribusiness loans	3,786	938	3,830	956
Other	—	—	2	—
Total	$299,917	$230,488	$288,651	$224,737

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2018, and December 31, 2017, the unpaid principal balance of these loans totaled $9 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2018
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$136	$—	$—	$—	$136
GSEs:
FFCB bonds	656	—	—	—	—	656
Total non-MBS	656	136	—	—	—	792
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	642	—	—	—	—	642
GSEs – single-family:
Freddie Mac	1,617	—	—	—	—	1,617
Fannie Mae(2)	2,805	6	—	4	—	2,815
Subtotal	4,422	6	—	4	—	4,432
GSEs – multifamily:
Freddie Mac	4,477	—	—	—	—	4,477
Fannie Mae	3,415	—	—	—	—	3,415
Subtotal	7,892	—	—	—	—	7,892
Total GSEs	12,314	6	—	4	—	12,324
PLRMBS:
Prime	2	6	165	432	114	719
Alt-A, option ARM	—	—	6	734	—	740
Alt-A, other	19	18	72	2,084	328	2,521
Total PLRMBS	21	24	243	3,250	442	3,980
Total MBS	12,977	30	243	3,254	442	16,946
Total securities	13,633	166	243	3,254	442	17,738
Interest-bearing deposits	20	2,026	—	—	—	2,046
Securities purchased under agreements to resell	6,300	—	—	—	—	6,300
Federal funds sold(3)	2,673	1,505	30	—	—	4,208
Total investments	$22,626	$3,697	$273	$3,254	$442	$30,292

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

(3)
Includes $143 million and $225 million at September 30, 2018, and December 31, 2017, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2018, and December 31, 2017.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2018	December 31, 2017
Interest-bearing deposits	$2,046	$1,115
Certificates of deposit	—	500
Federal funds sold	4,208	11,028
Total	$6,254	$12,643

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2018, and December 31, 2017.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2018, 43% of the carrying value of unsecured investments held by the Bank were rated AA, and 57% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2018
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$663	$2,026	$30	$2,719
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	663	2,026	30	2,719
U.S. branches and agency offices of foreign commercial banks:
Australia	730	—	—	730
Canada	500	750	—	1,250
Japan	—	120	—	120
Netherlands	—	100	—	100
Singapore	800	—	—	800
Switzerland	—	535	—	535
Total U.S. branches and agency offices of foreign commercial banks	2,030	1,505	—	3,535
Total unsecured credit exposure	$2,693	$3,531	$30	$6,254

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2018.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2018. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $143 million at September 30, 2018, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At September 30, 2018, 59% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2018
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,719	$—	$—	$2,719
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	2,719	—	—	2,719
U.S. branches and agency offices of foreign commercial banks:
Australia	—	430	300	730
Canada	850	150	250	1,250
Japan	—	120	—	120
Netherlands	100	—	—	100
Singapore	—	—	800	800
Switzerland	—	—	535	535
Total U.S. branches and agency offices of foreign commercial banks	950	700	1,885	3,535
Total unsecured credit exposure	$3,669	$700	$1,885	$6,254

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2018.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2018, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2018, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At September 30, 2018, the Bank’s MBS portfolio was 256% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At September 30, 2018, PLRMBS representing 18% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2018, the Bank’s investment in MBS had gross unrealized losses totaling $108 million, $23 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2018, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2018, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 10.0% to an increase of 15.0% over the 12-month period beginning July 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2018:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	8	319	(3)	9	341	(5)
Total	8	$319	$(3)	9	$341	$(5)

(1)	Amounts are for the three months ended September 30, 2018.

For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$88	$—	$88
2007	—	—	—	112	126	238
2006	—	—	—	22	—	22
2005	—	—	11	27	—	38
2004 and earlier	2	6	154	198	2	362
Total Prime	2	6	165	447	128	748
Alt-A, option ARM
2007	—	—	—	586	—	586
2006	—	—	—	116	—	116
2005	—	—	7	106	—	113
Total Alt-A, option ARM	—	—	7	808	—	815
Alt-A, other
2008	—	—	—	66	—	66
2007	—	—	—	617	196	813
2006	—	—	—	221	122	343
2005	—	—	—	1,200	61	1,261
2004 and earlier	19	18	71	181	5	294
Total Alt-A, other	19	18	71	2,285	384	2,777
Total par value	$21	$24	$243	$3,540	$512	$4,340

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$82	$—	$82
2007	—	—	84	126	210
2006	—	—	9	—	9
2005	—	—	12	—	12
2004 and earlier	2	—	24	—	26
Total Prime	2	—	211	126	339
Alt-A, option ARM
2007	—	—	586	—	586
2006	—	—	115	—	115
2005	—	7	106	—	113
Total Alt-A, option ARM	—	7	807	—	814
Alt-A, other
2008	—	—	66	—	66
2007	—	—	617	196	813
2006	—	—	221	122	343
2005	—	—	1,200	61	1,261
2004 and earlier	2	8	108	4	122
Total Alt-A, other	2	8	2,212	383	2,605
Total par value	$4	$15	$3,230	$509	$3,758

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2018
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$75	$—	$86	$—	$—	$—	14.56%	30.00%	9.38%
2007	200	(2)	211	—	—	—	14.99	23.05	2.28
2006	18	—	20	—	—	—	13.35	12.39	4.21
2005	37	—	39	—	—	—	9.06	11.91	17.07
2004 and earlier	361	(1)	365	—	—	—	6.86	4.57	14.67
Total Prime	691	(3)	721	—	—	—	10.66	14.06	9.92
Alt-A, option ARM
2007	480	(4)	549	—	—	—	15.78	44.28	12.24
2006	88	—	108	(1)	1	—	13.24	44.94	3.43
2005	37	—	83	—	—	—	13.00	22.75	5.03
Total Alt-A, option ARM	605	(4)	740	(1)	1	—	15.04	41.38	9.99
Alt-A, other
2008	63	—	64	—	—	—	6.55	31.80	21.10
2007	683	(8)	719	(17)	8	(9)	15.77	26.95	7.01
2006	246	—	305	—	—	—	15.89	18.38	0.37
2005	1,055	(7)	1,145	(1)	1	—	10.55	14.40	3.69
2004 and earlier	289	(1)	296	—	—	—	9.38	8.34	19.58
Total Alt-A, other	2,336	(16)	2,529	(18)	9	(9)	12.52	18.34	6.35
Total	$3,632	$(23)	$3,990	$(19)	$10	$(9)	12.67%	21.92%	7.65%

(1)	Amounts are for the year ended September 30, 2018.

(2)
Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $167 million, $156 million, and $430 million, respectively, at September 30, 2018, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $167 million, $139 million, and $399 million, respectively, at September 30, 2018.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2018.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2018
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.6	12.3	33.8	14.6
2007	13.6	4.1	20.6	8.9
2006	13.4	8.6	22.6	6.7
2005	20.2	1.8	19.8	12.9
2004 and earlier	20.7	4.8	21.2	13.7
Total Prime	18.6	6.9	24.7	13.4
Alt-A, option ARM
2007	8.9	31.2	40.5	12.1
2006	8.2	31.6	39.1	3.4
2005	9.3	22.6	35.6	5.0
Total Alt-A, option ARM	8.9	30.0	39.6	9.9
Alt-A, other
2007	12.6	21.0	36.8	3.5
2006	11.3	22.5	38.8	6.0
2005	14.8	17.2	34.1	4.0
2004 and earlier	19.4	10.3	30.5	19.8
Total Alt-A, other	14.0	18.5	35.3	6.0
Total	13.6	19.2	34.8	7.6

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Prime
2008	96.77%	96.51%	96.04%	96.89%	96.60%
2007	88.53	87.96	86.73	86.40	86.17
2006	93.65	93.78	93.40	93.86	93.98
2005	100.33	99.97	100.36	100.58	100.02
2004 and earlier	100.94	100.65	100.78	100.47	100.21
Weighted average of all Prime	96.25	95.97	95.69	95.65	95.44
Alt-A, option ARM
2007	93.72	92.23	91.46	90.43	90.00
2006	93.67	92.89	92.83	91.66	89.62
2005	73.46	72.71	70.79	68.99	65.67
Weighted average of all Alt-A, option ARM	90.90	89.54	88.76	87.53	86.46
Alt-A, other
2008	97.94	97.49	97.03	97.22	96.70
2007	88.38	88.62	89.69	89.07	88.80
2006	88.78	88.99	88.55	87.40	87.02
2005	90.79	90.77	90.83	90.44	90.35
2004 and earlier	100.67	100.31	100.60	100.47	100.21
Weighted average of all Alt-A, other	91.05	91.12	91.46	90.98	90.80
Weighted average of all PLRMBS	91.92%	91.67%	91.71%	91.18%	90.84%

The Bank determined that, as of September 30, 2018, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2018, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2018. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2018.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2018.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$3,863	$35	$(34)	$1
BBB	2,142	6	(6)	—
Liability positions with credit exposure:
Uncleared derivatives
AA	718	(2)	3	1
A	5,506	(44)	48	4
BBB	1,820	(4)	5	1
Cleared derivatives(2)	73,975	(7)	130	123
Total derivative positions with credit exposure to nonmember counterparties	88,024	(16)	146	130
Member institutions(3)	26	—	—	—
Total	88,050	$(16)	$146	$130
Derivative positions without credit exposure	1,678
Total notional	$89,728

December 31, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,879	$7	$(5)	$2
Cleared derivatives(2)	85,692	83	(2)	81
Liability positions with credit exposure:
Uncleared derivatives
AA	300	(1)	1	—
A	638	—	—	—
BBB	1,641	(1)	1	—
Total derivative positions with credit exposure to nonmember counterparties	93,150	88	(5)	83
Member institutions(3)	16	—	—	—
Total	93,166	$88	$(5)	$83
Derivative positions without credit exposure	6,443
Total notional	$99,609

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2018 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2017 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB). On August 23, 2018, the Finance Agency issued a final AB on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB rescinds 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit. In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.
With respect to base case liquidity, the Finance Agency revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets because of a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks would be required to hold positive cash flow assuming no access to capital markets for an increased period of between 10 to 30 calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between 1% and 20% of its outstanding standby letter of credit commitments, as specified in the supervisory letter.
With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (–10% to –20%) and one-year (–25% to –35%) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk.
The Liquidity Guidance AB also addressed liquidity stress testing, contingency funding plans, and an adjustment to the FHLBank’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While the Bank is still analyzing the impact of the Liquidity Guidance AB, it may require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets. Further, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer-term funding. The Bank does not believe these changes will have a material effect on the Bank’s results of operations or the Bank’s dividend rate.
Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the Finance Agency proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees, and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions, and procedures to implement the Finance Agency’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.
Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
Premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•
Expenses of defending an action, provided that the FHLBank or the Office of Finance’s board of directors has conducted a due investigation and made a written determination that the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or the Office of Finance and that such payments will not materially adversely affect the safety and soundness of the FHLBank or the Office of Finance (as the case may be), and subject to an agreement to repay those expenses in certain instances; and

•	Amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule will become effective November 5, 2018. The Bank does not expect the rule will materially affect the Bank.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,019.1 billion at September 30, 2018, and $1,034.3 billion at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $95.6 billion at September 30, 2018, and $115.6 billion at December 31, 2017. The Bank had committed to the issuance of $158 million and $729 million in consolidated obligations at September 30, 2018, and December 31, 2017, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2018, the Bank had no advance commitments and $16.9 billion in standby letters of credit outstanding. At December 31, 2017, the Bank had $1 million in advance commitments and $16.2 billion in standby letters of credit outstanding.

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

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of September 30, 2018.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2018	December 31, 2017
+200 basis-point change above current rates	–3.2%	–3.8%
+100 basis-point change above current rates	–1.4	–1.7
–100 basis-point change below current rates(2)	+0.9	+2.0
–200 basis-point change below current rates(2)	+2.0	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in the declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of September 30, 2018, were 89 basis points higher for the 1-year term, 81 basis points higher for the 5-year term, and 71 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the interest rate environment as of December 31, 2017, was low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank's Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month LIBOR for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 225% as of September 30, 2018.

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

Total Bank Duration Gap Analysis

	September 30, 2018		December 31, 2017
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$102,973	5	$123,385	4
Liabilities	96,383	4	116,579	3
Net	$6,590	1	$6,806	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

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

Historically, the Bank purchased a mix of intermediate-term fixed rate and adjustable rate MBS. Since 2014, MBS purchases have been primarily agency adjustable rate MBS. The agency fixed rate MBS purchases have been hedged with an interest rate swap, creating a variable rate asset. MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2018, and December 31, 2017.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2018	December 31, 2017
+200 basis-point change	–1.3%	–1.7%
+100 basis-point change	–0.5	–0.7
–100 basis-point change(2)	+0.1	+1.1
–200 basis-point change(2)	+0.4	+3.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of September 30, 2018, were 89 basis points higher for the 1-year term, 81 basis points higher for the 5-year term, and 71 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the interest rate environment as of and December 31, 2017, was low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2018.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)