Form 10-K
period 2018-12-31
Federal Home Loan Bank of San Francisco
filed 2019-03-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Class B Stock, par value $100
(Title of class)
  ____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2018, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,105 million. At February 28, 2019, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 33,120,650.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2018 Annual Report on Form 10-K

PART I.

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity and interest rate risk so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.

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

We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $6 million to over $234 billion in assets.

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

As of December 31, 2018, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	152	$2,070	88	$56,891
Savings institutions	12	102	6	728
Credit unions	142	724	53	6,943
Industrial loan companies	4	2	3	49
Insurance companies	12	46	4	314
Community development financial institutions	9	5	5	123
Total member institutions	331	2,949	159	65,048
Housing associates eligible to borrow	2	—	1	41
Other nonmember institutions(1)	3	227	2	8,406
Total	336	$3,176	162	$73,495

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

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks’ Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AA+/A-1+ by S&P Global Ratings (S&P) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below-market-rate loans that support members’ involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members through their investment in the Bank’s capital stock.

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

We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times regulatory capital, which is composed of retained earnings and capital stock, including mandatorily redeemable capital stock. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these MBS investments and mortgage loans provide us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk.

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

We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to the London Interbank Offered Rate (LIBOR), to the Secured Overnight Financing Rate (SOFR), or to another specified index. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, and call and put options);

•	amortizing advances; and

•
advances with full and partial prepayment symmetry. (Full and partial prepayment symmetry are product features under which the Bank may charge a prepayment fee or pay a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)

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

All advances must be fully collateralized. To secure advances, borrowers may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a type of collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2018 was $1,173 million.

Pursuant to our lending agreements with our borrowers, including members, housing associates, and nonmember institutions with credit outstanding, we limit extensions of credit to a borrower to a percentage of the market value or unpaid principal balance of the borrower’s pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the charter type of the institution, the collateral type, the value assigned to the collateral, the results of our collateral field review of the borrower’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower’s financial strength and condition, and any institution-specific collateral risks. Under the terms of our lending agreements, the aggregate borrowing capacity of a borrower’s pledged eligible collateral must meet or exceed the total amount of the borrower’s outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. We monitor each borrower’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the institution’s borrowing capacity to its obligations to us.

In addition, the total amount of advances made available to each member or housing associate may be limited by the financing availability assigned by the Bank, which is generally expressed as a percentage of the member’s or housing associate’s assets. The amount of financing availability is generally determined by the creditworthiness of the member or housing associate.

We regularly review and adjust our lending parameters in light of changing market conditions, both positive and negative, and periodically adjust the maximum borrowing capacity of certain collateral types. When necessary, we require additional collateral to fully secure advances.

Based on the collateral pledged as security for advances, our credit analyses of our borrowers’ financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank in 2018. We have never experienced any credit losses on advances.

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with full or partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which generally enables us to be financially indifferent to the prepayment of the advance.

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

We may invest in short-term unsecured interest-bearing deposits, Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury resale agreements. Our investments also may include bonds issued by the Federal Farm Credit Banks, all of which are rated Aaa by Moody’s and AA+ by S&P. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency.

In addition, our investments include agency residential MBS, which are guaranteed through the direct obligation of, or are supported by, the U.S. government, and PLRMBS, all of which were AAA-rated at the time of purchase. Some of these PLRMBS were issued by or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. The Bank has not purchased any PLRMBS since the first quarter of 2008.

Additional information about our investments and other-than-temporary impairment (OTTI) charges associated with our PLRMBS is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product; of jumbo fixed rate mortgage loans for concurrent sale to Redwood Residential Acquisition Corporation, a subsidiary of Redwood Trust, Inc., a real estate investment trust, under the MPF Direct product; and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.)

The Bank has approved 32 members as participating financial institutions since renewing its participation in the MPF Program in 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. The MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. The MPF Government and MPF Government MBS products also allow us to offer members a new mechanism to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded nearly $1.1 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 137,000 affordable homes.

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

Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2018, the Bank awarded $1.5 million in AHEAD Program grants.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2018, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2018, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2018, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital markets opportunities. The authority of the Office of Finance to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has never adversely affected the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on developments in the capital markets, and prepares the FHLBanks’ quarterly and annual combined financial reports. In addition, it administers the Resolution Funding Corporation and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR and recently, SOFR. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond. Typically, the maturities of these securities range from 6 months to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activity in this segment and the cost of funding those activities, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements, also known as derivatives, as part of our risk management and funding strategies to reduce funding costs and interest rate risk inherent in the ordinary course of business. The types of derivatives we use include interest rate swaps (including callable, putable, and basis swaps) and interest rate cap and floor agreements.

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

We initially implemented our capital plan on April 1, 2004, and have amended it over time to accommodate changes in the Bank’s business model and financial strategies. The capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source. With the approval of the Board of Directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Agency.

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

Dividends and Retained Earnings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2018, advances maturing within five years totaled $72.4 billion, significantly in excess of the $262 million of member deposits on that date. In addition, as of December 31, 2018, the Bank held estimated total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”

The Bank’s Risk Management Policy limits the payment of dividends based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”

Restricted Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE) Agreement. In 2011, the FHLBanks entered into a JCE Agreement, intended to enhance the capital position of each FHLBank by allocating a portion of each FHLBank’s earnings to a separate retained earnings account at that FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2.0 billion, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2.3 billion.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of total retained earnings of $2.3 billion for loss protection, capital compliance, and business growth. In January 2018, the methodology was further revised to provide a required level of total retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings.

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

By letter dated December 13, 2018, the Director of the Finance Agency notified the Bank that, based on September 30, 2018, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

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

Finance Agency regulations require that the Bank’s strategic business plan describe how our business activities will achieve our mission, consistent with the Finance Agency’s core mission assets (CMA) guidance. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program. The Bank’s CMA ratio was 74.25% for the year ended December 31, 2018, which exceeded the Finance Agency’s recommended minimum ratio of 70%.

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

Employees

We had 282 employees at December 31, 2018. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. While economic conditions were favorable in 2018, there are some signs that suggest the economy is nearing the end of the current economic cycle. In addition, geopolitical instability, trade disruptions, or a sustained capital market correction could weaken consumer and business confidence and depress personal consumption and business investment. These factors could, in turn, adversely affect overall economic and housing market conditions. If economic and housing market conditions deteriorate, the Bank’s business and results of operations could be adversely affected.

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

Gains in home price appreciation were led, in part, by highly accommodative global monetary policy and an improving employment market. However, there can be no assurance that these conditions will continue. The pace of home price appreciation slowed in 2018. Government-sponsored enterprises (GSE) reform could substantially raise the cost of secondary market mortgage financing. A significant decline in housing prices could adversely affect the Bank’s private-label residential MBS (PLRMBS) and mortgage loan portfolio, which may adversely affect the Bank’s financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock.

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

A reduction in mortgage lending or mortgage assets held by member institutions may reduce their demand for wholesale funding. This could result in a decline in advance levels and adversely affect our financial condition and results of operations.

Changes in or limits on our ability to access the capital markets could adversely affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Our primary source of funds is the sale of Federal Home Loan Bank (FHLBank) System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets. The sale of FHLBank System consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLBank System consolidated obligations. In addition, the level of dealer participation and support also affect liquidity in the agency debt markets. Based on these factors, the availability of funds may become limited or terms may become less acceptable. If funding access or terms are significantly adversely affected, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the attractiveness to members of the Bank’s business model.

Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members’ credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances, and it contracts when we repurchase excess capital stock from members as their advances decline. In addition, the Bank manages its retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business or in the event of significant Bank financial distress. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our strong regulatory capital position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by S&P Global Ratings (S&P). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with unsecured investment counterparties, derivative counterparties, mortgage servicers that service the loans we hold as collateral for advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)

We rely on derivative transactions to reduce our market risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivative transactions on cost-effective terms.

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our market risk and funding costs. We currently have a long-term credit rating of Aaa with a stable outlook from Moody’s and AA+ with a stable outlook from S&P. All of our derivative counterparties or guarantors currently have investment grade long-term credit ratings from Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

Under certain extreme stress conditions, we may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or having to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the credit and liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Under certain extreme stress conditions, our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Lowering advances pricing to our members may affect earnings.

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

We have a high concentration of advances and capital with certain institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

We have a high concentration of advances and capital with certain institutions and their affiliates. All of the institutions may prepay or repay advances as they come due. If no other advances or investments are made to replace the prepaid and repaid advances of these institutions, it would result in a significant reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the resulting excess capital stock, at the Bank’s discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank’s net income.

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

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, permissible business activities, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, we could be affected by events other than another FHLBank’s default on a consolidated obligation. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We could change our policies, programs, and agreements affecting our members.

We could change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the Affordable Housing Program (AHP), dividends, the repurchase of capital stock, and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

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

Restrictions on the redemption, repurchase, or transfer of the Bank’s capital stock could significantly reduce the liquidity of our shareholders’ capital stock investment.

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

Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee (ARRC), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018. During the third quarter of 2018, several market participants began utilizing SOFR through the issuance of variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR linked consolidated obligation and the Bank began offering SOFR linked advances. Many of the Bank’s assets and liabilities are indexed to LIBOR. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage hedging in the alternative reference rate still need to be completed, and the transition in the markets, and adjustments in Bank systems, could be disruptive. The Bank is planning for the eventual replacement of its LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The Bank is not currently able to predict whether LIBOR will remain as an available rate index, whether and when an alternative rate such as SOFR will become a robust market benchmark rate in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 109,008 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 96,139 square feet of space at 333 Bush in San Francisco, California, as well as off-site business continuity facilities totaling 6,808 square feet of space located in Rancho Cordova, California. The Bank leased 3,050 square feet of space at 1155 15th Street NW in Washington, D.C. until termination of the lease in September 2018. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies). There is no established marketplace for the Bank’s capital stock. The Bank’s capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member.

At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess capital stock. In January 2017, the Framework was amended and approved by the Bank’s Board of Directors to include the Bank’s dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends. For information on the Bank’s policies and practices with respect to dividend payments, see “Part I. Financial Information, Item 1. Business - Capital - Dividends and Retained Earnings,” which is herein incorporated by reference.

The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 28, 2019, the Bank had 30,851,555 shares of Class B stock held by 332 members and 2,269,095 shares of Class B stock held by 3 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.

Federal Housing Finance Agency (Finance Agency) rules state that Federal Home Loan Banks (FHLBanks) may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan.

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

(Dollars in millions)	2018	2017	2016	2015	2014
Selected Statement of Condition Data at Yearend
Total Assets	$109,326	$123,385	$91,941	$85,698	$75,807
Advances	73,434	77,382	49,845	50,919	38,986
Mortgage Loans Held for Portfolio, Net	3,066	2,076	826	655	708
Investments(1)	32,381	43,570	40,986	32,275	31,949
Consolidated Obligations:(2)
Bonds	72,276	85,063	50,224	51,827	47,045
Discount Notes	29,182	30,440	33,506	27,647	21,811
Mandatorily Redeemable Capital Stock	227	309	457	488	719
Capital Stock —Class B —Putable	2,949	3,243	2,370	2,253	3,278
Unrestricted Retained Earnings	2,699	2,670	888	610	294
Restricted Retained Earnings	647	575	2,168	2,018	2,065
Accumulated Other Comprehensive Income/(Loss) (AOCI)	235	318	111	15	56
Total Capital	6,530	6,806	5,537	4,896	5,693
Selected Operating Results for the Year
Net Interest Income	$601	$567	$471	$477	$539
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	1	—
Other Income/(Loss)	(11)	78	485	388	(154)
Other Expense	187	224	158	148	144
Assessments	43	45	86	78	36
Net Income/(Loss)	$360	$376	$712	$638	$205
Selected Other Data for the Year
Net Interest Margin(3)	0.55%	0.55%	0.52%	0.57%	0.64%
Operating Expenses as a Percent of Average Assets	0.13	0.14	0.16	0.16	0.16
Return on Average Assets	0.32	0.36	0.77	0.76	0.24
Return on Average Equity	5.42	6.21	13.63	11.68	3.58
Annualized Dividend Rate	8.51	7.50	12.33	12.39	7.02
Dividend Payout Ratio(4)	72.97	49.59	39.98	57.81	117.29
Average Equity to Average Assets Ratio	5.98	5.82	5.68	6.52	6.75
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	5.97	5.51	6.40	6.26	8.38
Duration Gap (in months)	1	1	1	1	—

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2018	$1,031,617
2017	1,034,260
2016	989,311
2015	905,202
2014	847,175

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

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

Overview

The Bank serves eligible financial institutions in Arizona, California and Nevada, the three states that make up the Eleventh District of the FHLBank System. The Bank’s primary business is providing competitively priced, collateralized loans, known as advances, to its member institutions and certain qualifying housing associates. The Bank’s principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and all 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.

The Bank experienced strong earnings in 2018. Net income for the year was $360 million, compared with net income of $376 million for 2017. The $16 million decrease in net income primarily reflected a decline in other income related to a gain on settlements of $119 million recognized in the first quarter of 2017, which was related to the Bank’s private-label residential mortgage-backed securities (PLRMBS) litigation. The decrease in other income was partially offset by several factors, including a $35 million decrease in the expense associated with voluntary charitable contributions for the Quality Jobs Fund, from $60 million in 2017 to $25 million in 2018, a $34 million increase in net interest income for 2018 reflecting higher average balances of interest-earning assets and a higher interest rate environment, and improvements in net fair value gains and losses associates with derivatives, hedged items, and financial instruments carried at fair value.

Retained earnings grew to $3.3 billion at December 31, 2018, from $3.2 billion at December 31, 2017, and the Bank paid dividends at an annualized rate of 8.51%, totaling $283 million, including $259 million in dividends on capital stock and $24 million in dividends on mandatorily redeemable capital stock during 2018. The dividends included four quarterly dividends, totaling $233 million, and a special dividend paid on December 19, 2018, in the amount of $50 million, which included $46 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock that was reflected as interest expense in the fourth quarter of 2018.

Total assets decreased $14.1 billion during 2018, to $109.3 billion at December 31, 2018, from $123.4 billion at December 31, 2017. Total advances decreased $4.0 billion, to $73.4 billion at December 31, 2018, from $77.4 billion at December 31, 2017. In addition, investments decreased $11.2 billion, to $32.4 billion at December 31, 2018, from $43.6 billion at December 31, 2017, primarily reflecting a decrease of $7.2 billion in Federal funds sold and a decrease of $4.5 billion in securities purchased under agreements to resell.

On February 21, 2019, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2018 at an annualized rate of 7.00%. The dividend will total $54 million, including $4 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2019. The Bank recorded the dividend on February 21, 2019, and expects to pay the dividend on or about March 14, 2019.

As of December 31, 2018, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.0%, exceeding the 4.0% requirement. The Bank had $6.5 billion in permanent capital, exceeding its risk-based capital requirement of $1.9 billion.

The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.

Results of Operations

Comparison of 2018 and 2017

Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2018 and 2017, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,787	$35	1.97%	$727	$8	1.05%
Securities purchased under agreements to resell	5,328	106	1.99	1,008	9	0.93
Federal funds sold	8,581	160	1.87	10,871	115	1.06
Trading securities:
Mortgage-backed securities (MBS)	5	—	3.02	7	—	2.24
Other investments	722	16	2.15	1,338	17	1.23
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	3,918	247	6.30	3,890	239	6.14
Held-to-maturity (HTM) securities:(1)
MBS	12,779	327	2.56	12,679	274	2.16
Other investments	350	8	2.20	915	11	1.22
Mortgage loans held for portfolio	2,648	98	3.70	1,402	52	3.74
Advances(3)	73,905	1,563	2.11	70,169	875	1.25
Loans to other FHLBanks	2	—	2.04	7	—	1.11
Total interest-earning assets	110,025	2,560	2.33	103,013	1,600	1.55
Other assets(4)(5)	891	—		964	—
Total Assets	$110,916	$2,560		$103,977	$1,600
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$73,476	$1,393	1.90%	$62,905	$713	1.13%
Discount notes	29,644	537	1.81	33,657	285	0.85
Deposits and other borrowings	281	5	1.70	258	3	0.96
Mandatorily redeemable capital stock	262	24	9.17	387	32	8.30
Borrowings from other FHLBanks	6	—	1.83	8	—	0.57
Total interest-bearing liabilities	103,669	1,959	1.89	97,215	1,033	1.06
Other liabilities(4)	613	—		709	—
Total Liabilities	104,282	1,959		97,924	1,033
Total Capital	6,634	—		6,053	—
Total Liabilities and Capital	$110,916	$1,959		$103,977	$1,033
Net Interest Income		$601			$567
Net Interest Spread(6)			0.44%			0.49%
Net Interest Margin(7)			0.55%			0.55%
Interest-earning Assets/Interest-bearing Liabilities	106.13%			105.96%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $63 million and $69 million in 2018 and 2017, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2018			2017
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$1	$51	$52	$1	$(27)	$(26)
AFS securities	—	3	3	—	—	—
Consolidated obligation bonds	—	(20)	(20)	(1)	27	26

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2018 was $601 million, a 6% increase from $567 million in 2017. The following table details the changes in interest income and interest expense for 2018 compared to 2017. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2018 Compared to 2017

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$27	$17	$10
Securities purchased under agreements to resell	97	77	20
Federal funds sold	45	(28)	73
Trading securities: Other investments	(1)	(10)	9
AFS securities: MBS	8	2	6
HTM securities:
MBS	53	2	51
Other investments	(3)	(9)	6
Mortgage loans held for portfolio	46	47	(1)
Advances(2)	688	49	639
Total interest-earning assets	960	147	813
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	680	136	544
Discount notes	252	(38)	290
Deposits and other borrowings	2	—	2
Mandatorily redeemable capital stock	(8)	(11)	3
Total interest-bearing liabilities	926	87	839
Net interest income	$34	$60	$(26)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 55 basis points for 2018, consistent with the net interest margin for 2017, which was 55 basis points. The net interest spread was 44 basis points for 2018, 5 basis points lower than the net interest spread for 2017, which was 49 basis points. This decrease was primarily due to a shift in the asset mix. The ratio of advances and MBS investments to total interest-earning assets declined, while the ratio of non-MBS investments to total interest-earning assets increased.

For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Fair Values – Other-Than-Temporary Impairment for Investment Securities” for further information.)

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2018 and 2017.

Other Income/(Loss)

(In millions)	2018	2017
Other Income/(Loss):
Total OTTI loss	$(23)	$(10)
Net amount of OTTI loss reclassified to/(from) AOCI	12	(6)
Net OTTI loss, credit-related	(11)	(16)
Net gain/(loss) on trading securities(1)	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(21)	(31)
Net gain/(loss) on derivatives and hedging activities	5	(14)
Gains on litigation settlements, net	—	119
Other	18	20
Total Other Income/(Loss)	$(11)	$78

(1) The net gain/(loss) on trading securities that were economically hedged totaled $1 million and $1 million in 2018 and 2017, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its other-than-temporary impairment (OTTI) analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS.

Additional information about the OTTI loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2018 and 2017.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2018	2017
Advances	$(25)	$(31)
Consolidated obligation bonds	4	—
Total	$(21)	$(31)

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2018 and 2017.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2018 Compared to 2017

(In millions)	2018				2017
	Gain/(Loss)		Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$3	$14	$17	$—	$33	$(23)	$10
Not elected for fair value option	2	18	(7)	13	(3)	(6)	1	(8)
Consolidated obligation bonds:
Elected for fair value option	—	(4)	(2)	(6)	—	—	3	3
Not elected for fair value option	(1)	(22)	(15)	(38)	2	(14)	8	(4)
Consolidated obligation discount notes:
Not elected for fair value option	—	19	(3)	16	—	(5)	(29)	(34)
MBS:
Not elected for fair value option	(8)	—	—	(8)	—	(5)	—	(5)
Non-MBS investments:
Not elected for fair value option	—	1	—	1	—	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	—	13	—	13	—	24	—	24
Price alignment amount(1)	—	(3)	—	(3)	—	—	—	—
Total	$(7)	$25	$(13)	$5	$(1)	$27	$(40)	$(14)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

During 2018, net gains on derivatives and hedging activities totaled $5 million compared to net losses of $14 million in 2017. These amounts included expense of $13 million and expense of $40 million resulting from net settlements on derivative instruments used in economic hedges in 2018 and 2017, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

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

Gains on Litigation Settlements, Net – During 2017, gains relating to settlements with certain defendants in connection with the Bank’s PLRMBS litigation (after netting certain legal fees and expenses) totaled $119 million. The Bank had no settlement gains during 2018.

Other Expense. Other expenses were $187 million in 2018 compared to $224 million in 2017, primarily reflecting the decrease in voluntary charitable contributions made in 2018.

Quality Jobs Fund Expense and Other – In the first quarter of 2017, the Board of Directors approved an allocation of $100 million for the Quality Jobs Fund, a donor-advised fund established to support quality jobs growth and small business expansion to be funded by the Bank in incremental amounts. During 2018 and 2017, the Bank made voluntary charitable contributions of $25 million and $60 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $3 million and $7 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $404 million and $384 million for their AHPs in 2018 and 2017, respectively, and there was no AHP shortfall in any of those years.

The Bank’s total AHP assessments equaled $43 million in 2018, compared to $45 million in 2017. The decrease in the AHP assessments reflected lower earnings in 2018.

Return on Average Equity. Return on average equity was 5.42% in 2018, compared to 6.21% in 2017. This decrease reflected higher average equity and lower net income in 2018. Average equity was $6.6 billion for 2018, a 10% increase compared to $6.1 billion for 2017.

Dividends and Retained Earnings. In 2018, the Bank paid dividends at an annualized rate of 8.51%, totaling $283 million, including $259 million in dividends on capital stock and $24 million in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends, totaling $233 million, and a special dividend in the amount of $50 million, which included $46 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock. In 2017, the Bank paid dividends at an annualized rate of 7.50%, totaling $219 million, including $187 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock.

The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2019, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2018 at an annualized rate of 7.00% totaling $54 million, including $50 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 21, 2019. The Bank expects to pay the quarterly dividend on March 14, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2019.

The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE) Agreement. Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2.0 billion, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2.3 billion.

In July 2017, the Bank’s Board of Directors approved the transfer of all amounts classified as restricted retained earnings, other than the amounts related to the JCE Agreement, to unrestricted retained earnings. As a conforming change related to the transfer, the Bank’s Board of Directors amended the Framework to eliminate two of the categories of restricted retained earnings (Valuation Adjustments and Other) and approved revisions to the Bank’s retained earnings methodology to provide for a required level of total retained earnings of $2.3 billion for loss protection, capital compliance, and business growth. In January 2018, the methodology was further revised to provide a required level of total retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the JCE Agreement) and unrestricted retained earnings. Total restricted retained earnings were $647 million and $575 million as of December 31, 2018 and 2017, respectively.

For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”

Comparison of 2017 and 2016

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

Affordable Housing Program. The Bank’s total AHP assessments equaled $45 million in 2017, compared to $86 million in 2016. The decrease in the AHP assessments reflected lower earnings in 2017.

Return on Average Equity. Return on average equity was 6.21% in 2017, compared to 13.63% in 2016. The decrease primarily reflected lower net income in 2017, and the increase in average equity from $5.2 billion for 2016 to $6.1 billion for 2017.

Dividends and Retained Earnings. In 2017, the Bank paid dividends at an annualized rate of 7.50%, totaling $219 million, including $187 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock. In 2016, the Bank paid dividends at an annualized rate of 12.33%, totaling $344 million, including $284 million in dividends on capital stock and $60 million in dividends on mandatorily redeemable capital stock. The dividends paid in 2016 included four quarterly dividends, totaling $244 million, and a special dividend in the amount of $100 million, which included $83 million in dividends on capital stock and $17 million in dividends on mandatorily redeemable capital stock. The Bank paid these dividends in cash.

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

Financial Condition

Total assets were $109.3 billion at December 31, 2018, compared to $123.4 billion at December 31, 2017. Advances decreased by $4.0 billion, or 5%, to $73.4 billion at December 31, 2018, from $77.4 billion at December 31, 2017. MBS investments increased by $0.1 billion, or 1%, to $17.9 billion at December 31, 2018, from $17.8 billion at December 31, 2017. Average total assets were $110.9 billion for 2018, a 7% increase compared to $104.0 billion for 2017. Average advances were $73.9 billion for 2018, a 5% increase from $70.2 billion for 2017. Average MBS investments were $16.7 billion for 2018, a 1% increase from $16.6 billion for 2017.

Advances outstanding at December 31, 2018, included unrealized losses of $61 million, of which $32 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $29 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2017, included unrealized losses of $104 million, of which $88 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $16 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged advances and advances carried at fair value from December 31, 2017, to December 31, 2018, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $102.8 billion at December 31, 2018, a decrease of $13.8 billion from $116.6 billion at December 31, 2017, reflecting a $14.0 billion decrease in consolidated obligations outstanding to $101.5 billion at December 31, 2018, from $115.5 billion at December 31, 2017. Average total liabilities were $104.3 billion for 2018, a 7% increase compared to $97.9 billion for 2017. Average consolidated obligations were $103.1 billion for 2018 and $96.6 billion for 2017.

Consolidated obligations outstanding at December 31, 2018, included unrealized gains of $48 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $5 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2017, included unrealized gains of $37 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The increase in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2017, to December 31, 2018, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,031.6 billion at December 31, 2018, and $1,034.3 billion at December 31, 2017.

On August 1, 2018, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.

On October 30, 2018, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.
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

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $15.1 billion to $88.3 billion (81% of total assets) at December 31, 2018, from $103.4 billion (84% of total assets) at December 31, 2017.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.

Adjusted net interest income for this segment was $320 million in 2018, an increase of $86 million, or 37%, compared to $234 million in 2017. The increase was primarily due to an improvement in spreads on advances-related assets and higher advances balances, partially offset by lower earnings from non-MBS investments.

Adjusted net interest income for this segment represented 52%, 42%, and 31% of total adjusted net interest income for 2018, 2017, and 2016, respectively.

Advances – The par value of advances outstanding decreased by $4.0 billion, or 5%, to $73.5 billion at December 31, 2018, from $77.5 billion at December 31, 2017. Average advances outstanding were $73.9 billion in 2018, a 5% increase from $70.2 billion in 2017. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of December 31, 2018, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $2.6 billion, and advances outstanding to the Bank’s other borrowers decreased by $1.4 billion from December 31, 2017. Advances to the top five borrowers decreased to $45.8 billion at December 31, 2018, from $48.4 billion at December 31, 2017. Four of the five borrowers increased their borrowings from the Bank during 2018, which included MUFG Union Bank, National Association, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2018, while Charles Schwab Bank decreased its advance balance during 2018 and no longer holds more than 10% of the Bank’s capital stock. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Credit and Concentration Risk” for further information.)

The Bank has a significant long-term funding arrangement with a member that contributes to the level of outstanding advances. It is possible that our advances may increase or decrease to the extent our members elect to use alternative funding resources.

The $4.0 billion decrease in advances outstanding primarily reflected a $4.6 billion decrease in fixed rate advances and a $2.0 billion decrease in variable rate advances, partially offset by a $2.6 billion increase in adjustable rate advances.

The components of the advances portfolio at December 31, 2018 and 2017, are presented in the following table.

Advances Portfolio by Product Type

	2018		2017
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – London Interbank Offered Rate (LIBOR)	$13,532	18%	$6,957	9%
Adjustable – LIBOR, callable at borrower’s option	12,500	17	16,495	21
Adjustable – LIBOR, with caps and/or floors and PPS(1)	83	—	83	—
Adjustable – Other Indices	—	—	2	—
Subtotal adjustable rate advances	26,115	35	23,537	30
Fixed	31,462	43	38,242	50
Fixed – amortizing	218	—	210	—
Fixed – with PPS(1)	3,819	5	4,035	5
Fixed – with FPS(1)	3,405	5	—	—
Fixed – with caps and PPS(1)	485	1	425	1
Fixed – callable at borrower’s option	752	1	1,802	2
Fixed – callable at borrower’s option with PPS(1)	3	—	75	—
Fixed – putable at Bank’s option with PPS(1)	20	—	—	—
Subtotal fixed rate advances	40,164	55	44,789	58
Daily variable rate	7,216	10	9,160	12
Total par value	$73,495	100%	$77,486	100%

(1)
Partial prepayment symmetry (PPS) and full prepayment symmetry (FPS) are product features under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $14.5 billion and $25.7 billion as of December 31, 2018 and 2017, respectively. The decrease in the total size of the non-MBS investment portfolio reflects lower balances of Federal funds sold and securities purchased under agreements to resell.

Interest rate payment terms for non-MBS investments classified as held-to-maturity (HTM) at December 31, 2018 and 2017, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2018	2017
Amortized cost of HTM securities other than MBS:
Fixed rate	$—	$500
Adjustable rate	100	187
Total	$100	$687

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $81.7 billion at December 31, 2018, from $96.6 billion at December 31, 2017. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

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

At December 31, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $89.4 billion, of which $39.3 billion were hedging advances, $49.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities. At December 31, 2017, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $95.5 billion, of which $44.3 billion were hedging advances, $50.4 billion were hedging consolidated obligations, $0.8 billion were economically hedging trading securities, and $14 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of December 31, 2018 and 2017. All selected market interest rates increased in 2018 compared to the prior yearend.

Selected Market Interest Rates

Market Instrument	2018	2017
Federal Reserve target range for overnight Federal funds	2.25-2.50%	1.25-1.50%
Secured Overnight Financing Rate (SOFR)	3.00	N/A
3-month Treasury bill	2.36	1.36
3-month LIBOR	2.81	1.69
2-year Treasury note	2.49	1.89
5-year Treasury note	2.51	2.21

The following table presents a comparison of the average issuance cost of FHLBank System consolidated obligation bonds and discount notes converted to LIBOR-indexed liabilities through interest rate swaps in 2018 and 2017. The average issuance cost relative to LIBOR of bonds improved while discount notes deteriorated in 2018 compared to 2017.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2018	December 31, 2017
Consolidated obligation bonds	–24.7	–21.6
Consolidated obligation discount notes (one month and greater)	–23.4	–26.1

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

At December 31, 2018, assets associated with this segment were $21.1 billion (19% of total assets), an increase of $1.1 billion from $20.0 billion at December 31, 2017 (16% of total assets).

Adjusted net interest income for this segment was $291 million in 2018, a decrease of $34 million, or 10%, from $325 million in 2017. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.

Adjusted net interest income for this segment represented 48%, 58%, and 69% of total adjusted net interest income for 2018, 2017, and 2016, respectively.

MBS Investments – The Bank’s MBS portfolio was $17.9 billion at December 31, 2018, compared with $17.8 billion at December 31, 2017. During 2018, the Bank’s MBS portfolio increased slightly with $4.3 billion in new agency MBS investment purchases, offset by $4.3 billion in principal repayments. Average MBS investments were $16.7 billion in 2018, an increase of $0.1 billion from $16.6 billion in 2017. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”

Interest rate payment terms for MBS investments classified as available-for-sale (AFS) and HTM at December 31, 2018 and 2017, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	2018	2017
Amortized cost of MBS:
Passthrough securities:
Fixed rate	$3,417	$26
Adjustable rate	1,923	2,406
Subtotal	5,340	2,432
Collateralized mortgage obligations:
Fixed rate	4,039	4,738
Adjustable rate	8,289	10,325
Subtotal	12,328	15,063
Total	$17,668	$17,495

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

(In millions)	2018	2017
Passthrough securities:
Converts after 1 year through 5 years	$19	$24
Total	$19	$24

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

As of December 31, 2018, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $1.2 billion in eligible loans under the MPF Original product during 2018.

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

Mortgage loan balances increased to $3.1 billion at December 31, 2018, from $2.1 billion at December 31, 2017, an increase of $1.0 billion. Average mortgage loans were $2.6 billion in 2018, an increase of $1.2 billion from $1.4 billion in 2017.

At December 31, 2018 and 2017, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2018 and 2017, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2018	2017
MPF Plus	$213	$267
MPF Original	2,754	1,738
Subtotal	2,967	2,005
Unamortized premiums	104	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	3,066	2,076
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$3,066	$2,076

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2018 and 2017. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2018	2017
Outstanding amounts wholly owned by the Bank	$2,897	$1,916
Outstanding amounts with participation interests by FHLBank:
San Francisco	70	89
Chicago	51	62
Total	$3,018	$2,067
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	7,018	5,797
Number of outstanding loans participated	1,302	2,203
Total number of loans outstanding	8,320	8,000

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.1 billion to $21.1 billion at December 31, 2018, from $20.0 billion at December 31, 2017. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $12.1 billion at December 31, 2018, of which $6.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $5.2 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $4.1 billion at December 31, 2017, of which $2.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $1.5 billion were associated with MBS.

For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Risk Management – Market Risk.”

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

The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess capital stock, including mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy, Capital Plan, and the Framework. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

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

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ daily liquidity needs, and to pay operating expenditures as they come due. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Commitments.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

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

On April 9, 2018, the Bank’s Board of Directors revised the Framework to change the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all former members from a quarterly schedule to a daily schedule. Effective April 24, 2018, the Bank began calculating the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time.

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

The Bank maintained its strong regulatory capital position while repurchasing $1,753 million and $414 million in excess capital stock during 2018 and 2017, respectively. The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2018 and 2017, the Bank redeemed a de minimis amount and $75 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank. Total excess capital stock was $166 million as of December 31, 2018, compared to $493 million as of December 31, 2017.

The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2018 and 2017. The Bank’s risk-based capital requirement decreased to $1.9 billion at December 31, 2018, from $2.0 billion at December 31, 2017.

Regulatory Capital Requirements

	2018		2017
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,899	$6,522	$2,023	$6,797
Total regulatory capital	$4,373	$6,522	$4,935	$6,797
Total regulatory capital ratio	4.00%	5.97%	4.00%	5.51%
Leverage capital	$5,466	$9,783	$6,169	$10,195
Leverage ratio	5.00%	8.95%	5.00%	8.26%

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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2018 and 2017.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$16,900	23%	$249	17%
First Republic Bank	8,800	12	180	12
JPMorgan Chase Bank, National Association(2)	8,359	11	216	14
Bank of the West	6,707	9	150	10
Wells Fargo & Company
Wells Fargo Financial National Bank	5,000	7	88	6
Wells Fargo Bank, National Association(2)	47	—	3	—
Subtotal Wells Fargo & Company	5,047	7	91	6
Subtotal	45,813	62	886	59
Others	27,682	38	622	41
Total par value	$73,495	100%	$1,508	100%

December 31, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Charles Schwab Bank	$15,000	19%	$40	5%
JPMorgan Chase Bank, National Association(2)	11,363	15	174	19
First Republic Bank	8,400	11	112	12
MUFG Union Bank, National Association	7,250	9	48	5
Bank of the West	6,409	8	87	10
Subtotal	48,422	62	461	51
Others	29,064	38	438	49
Total par value	$77,486	100%	$899	100%

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

If these institutions were to prepay the advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. In addition, because JPMorgan Chase is not a member of the Bank, it is not able to borrow new advances from the Bank or replace outstanding advances as they are repaid or prepaid, so a decrease in advances outstanding to JPMorgan Chase, if they are not replaced with advances to other members or other assets, will result in lower total assets and may result in lower net income for the Bank. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs. Under the Bank’s capital plan, the Bank may repurchase all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2018 and 2017.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2018
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,923	65%	3,467	42%
Bank of Hope	315	11	693	8
Subtotal	2,238	76	4,160	50
Others	729	24	4,160	50
Total	$2,967	100%	8,320	100%

December 31, 2017
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,145	57%	2,121	27%
JPMorgan Chase Bank, National Association(1)	249	12	3,244	40
Subtotal	1,394	69	5,365	67
Others	611	31	2,635	33
Total	$2,005	100%	8,000	100%

(1)    Nonmember institution.

Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, N.A., to monitor the servicing performed by all participating financial institutions and successors, including JPMorgan Chase, Bank of Hope, and Fremont Bank. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and the SSAE No. 18 service auditor’s report addresses the effectiveness of certain controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2018 and 2017, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM.

Investments: Portfolio Concentration

	2018		2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Certificates of deposit
Other(1)	$—	$—	$500	$500
Total Certificates of deposit	—	—	500	500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	100	97	187	178
GSEs:
Federal Farm Credit Bank (FFCB) bonds	656	656	1,158	1,158
Total non-MBS	756	753	1,845	1,836
MBS:
Other U.S. obligations:
Ginnie Mae	614	608	757	757
GSEs:
Freddie Mac	5,857	5,825	6,690	6,687
Fannie Mae	7,708	7,708	5,731	5,759
Total GSEs	13,565	13,533	12,421	12,446
PLRMBS:
Other(1)	3,746	3,745	4,654	4,662
Total PLRMBS	3,746	3,745	4,654	4,662
Total MBS	17,925	17,886	17,832	17,865
Total securities	$18,681	$18,639	$19,677	$19,701

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2018 or 2017.

Concentration of Capital Stock
Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2018		2017
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$456	14%	$205	6%
Charles Schwab Corporation
Charles Schwab Bank	17	1	405	11
Charles Schwab Signature Bank	15	—	—	—
Subtotal Charles Schwab Bank	32	1	405	11
Subtotal	488	15	610	17
Others	2,688	85	2,942	83
Total	$3,176	100%	$3,552	100%

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2018 and 2017.

Concentration of Derivative Counterparties

(Dollars in millions)	2018			2017
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$24,282	24%	At least BBB	$13,900	14%
Subtotal uncleared		24,282	24		13,900	14
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	46,425	46	A	54,371	55
Morgan Stanley & Co. LLC	A	30,758	30	A	31,322	31
Subtotal cleared		77,183	76		85,693	86
Total(3)		$101,465	100%		$99,593	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

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

(3)	Total notional amount at December 31, 2018 and 2017, does not include $12 million and $16 million of mortgage delivery commitments with members, respectively.

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-effective manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank’s own Risk Management Policy.

The Bank generally manages operational, contingent, and refinancing risks using a portfolio of cash and short-term investments and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives.

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

The Bank actively monitors and manages refinancing risk, which the Bank defines as maturity mismatches greater than three months and one year for sources and uses of funds. Maturity mismatches are identified using maturity gap analysis that quantifies the risk associated with the Bank’s refinancing needs.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following December 31, 2018 and 2017.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of December 31, 2018	As of December 31, 2017
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$283	$299
Loans from other FHLBanks	250	—
Discount note and bond maturities and expected exercises of bond call options	4,485	3,950
Subtotal obligations due	5,018	4,249
Sources of available funds:
Maturing investments	11,312	21,613
Available cash	11	27
Proceeds from scheduled settlements of discount notes and bonds	350	635
Maturing advances and scheduled prepayments	6,946	7,854
Subtotal sources of available funds	18,619	30,129
Net funds available	$13,601	$25,880

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2018.

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

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2018 was $1,173 million.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2018 and 2017. During 2018, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	161	$90,322	$242,351	37%
4-6	56	35	1,183	5,576	21
7-10	3	2	7	34	21
Subtotal	326	198	91,512	247,961	37
CDFIs	9	5	123	133	92
Housing associates	2	1	41	118	35
Total	337	204	$91,676	$248,212	37%

December 31, 2017
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	155	$84,257	$240,247	35%
4-6	58	25	9,255	22,005	42
7-10	4	1	—	25	—
Subtotal	327	181	93,512	262,277	36
CDFIs	6	4	78	99	79
Housing associates	2	1	107	112	96
Total	335	186	$93,697	$262,488	36%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$128	$134
11% – 25%	6	554	690
26% – 50%	33	54,697	93,168
More than 50%	160	36,297	154,220
Total	204	$91,676	$248,212

December 31, 2017
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$160	$169
11% – 25%	4	553	672
26% – 50%	35	33,571	54,487
More than 50%	143	59,413	207,160
Total	186	$93,697	$262,488

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2018, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 80% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 90% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2018 and 2017.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2018		2017
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,966	$1,899	$1,946	$1,875
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,276	3,168	3,135	3,019
Agency pools and collateralized mortgage obligations	9,245	8,643	34,182	32,755
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	3	3	2
PLRMBS – private placement investment-grade-rated senior tranches	58	43	68	51
Municipal Bonds – investment-grade-rated	—	—	55	49
Total	$14,548	$13,756	$39,389	$37,751

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

As of December 31, 2018, of the loan collateral pledged to the Bank, 22% was pledged by 27 institutions by specific identification, 53% was pledged by 113 institutions under a blanket lien with detailed reporting, and 25% was pledged by 131 institutions under a blanket lien with summary reporting.

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

As of December 31, 2018, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2018 and 2017.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2018		2017
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$171,487	$144,748	$162,740	$138,937
Second lien residential mortgage loans and home equity lines of credit	19,149	10,539	22,440	12,500
Multifamily mortgage loans	29,200	22,054	26,143	20,098
Commercial mortgage loans	74,039	52,365	68,703	48,759
Loan participations(1)	5,207	3,818	4,793	3,487
Small business, small farm, and small agribusiness loans	3,774	932	3,830	956
Other	—	—	2	—
Total	$302,856	$234,456	$288,651	$224,737

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2018 and 2017, the unpaid principal balance of these loans totaled $8 billion and $9 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2018, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

As of December 31, 2018, the credit enhancement amount for each master commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the first loss account to those that would be expected on an equivalent investment with a long-term credit rating of AA for loans purchased prior to April 2017 and BBB for loans purchased thereafter, as determined by the MPF Program methodology. By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the first loss account and the participating financial institution's credit enhancement obligation on mortgage loans purchased under any master commitment as an investor would have of incurring credit losses on an equivalent investment with a corresponding long-term credit rating.

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

Under MPF Original, the first loss account accumulates over the life of the master commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage, and that amount is added to the first loss account. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the nationally recognized statistical rating organization (NRSRO) rating equivalent as determined under the MPF Program methodology, in the determination of its risk-based capital requirements, and the credit performance, collateral protection, and availability of credit enhancement in the evaluation of appropriate loan loss allowances.

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

Three of the six master commitments (totaling $0.2 billion) continue to rely on SMI coverage for a portion of their credit enhancement obligation, which totals $3.6 million after the deductible. The participating financial institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation.

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2018, 2017, and 2016.

The recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

(In millions)	2018	2017
Recorded investment, end of the period:
Individually evaluated for impairment	$7	$9
Collectively evaluated for impairment	3,077	2,078
Total recorded investment	$3,084	$2,087

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of December 31, 2018 and 2017. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of December 31, 2018, and a de minimis allowance for credit losses for loans individually evaluated for impairment as of December 31, 2017.

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2018			2017
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$7	$7	$—	$9	$9	$—
With an allowance	—	—	—	—	—	—
Total	$7	$7	$—	$9	$9	$—

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

The following table presents information on delinquent mortgage loans as of December 31, 2018 and 2017.

Mortgage Loan Delinquencies

	2018	2017
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$15	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	9	12
Total past due	26	22
Total current loans	3,058	2,065
Total mortgage loans	$3,084	$2,087
In process of foreclosure, included above(2)	$3	$3
Nonaccrual loans	$9	$12
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.31%	0.59%

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

For 2018, 2017, and 2016, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial. Delinquencies amounted to 0.85% of the total loans in the Bank’s portfolio as of December 31, 2018, and 1.11% of the total loans in the Bank’s portfolio as of December 31, 2017. The decline in the delinquency percentage was due to the purchase of new loans in 2018 as well as declining delinquencies for the existing portfolio during 2018.

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

The Bank’s TDRs of MPF loans primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's qualifying monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan because the maturity date and number of remaining monthly payments are not adjusted. If the 31% ratio is still not achieved through re-amortization, the interest rate is reduced in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the 31% housing expense ratio is met. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 million as of December 31, 2018, and $3 million as of December 31, 2017.

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

Investment Credit Exposure

(In millions)
December 31, 2018
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$100	$—	$—	$—	$100
GSEs:
FFCB bonds	656	—	—	—	—	656
Total non-MBS	656	100	—	—	—	756
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	614	—	—	—	—	614
GSEs – single-family:
Freddie Mac	1,506	—	—	—	—	1,506
Fannie Mae(2)	2,588	6	—	4	—	2,598
Subtotal	4,094	6	—	4	—	4,104
GSEs – multifamily:
Freddie Mac	4,351	—	—	—	—	4,351
Fannie Mae	5,110	—	—	—	—	5,110
Subtotal	9,461	—	—	—	—	9,461
Total GSEs	13,555	6	—	4	—	13,565
PLRMBS:
Prime	57	31	127	309	147	671
Alt-A, option ARM	—	—	6	682	11	699
Alt-A, other	101	36	89	1,407	743	2,376
Total PLRMBS	158	67	222	2,398	901	3,746
Total MBS	14,327	73	222	2,402	901	17,925
Total securities	14,983	173	222	2,402	901	18,681
Interest-bearing deposits	15	2,540	—	—	—	2,555
Securities purchased under agreements to resell	7,300	—	—	—	—	7,300
Federal funds sold(3)	1,421	2,298	126	—	—	3,845
Total investments	$23,719	$5,011	$348	$2,402	$901	$32,381

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

(3)
Includes $141 million and $225 million at December 31, 2018 and 2017, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

December 31, 2018
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

The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2018 and 2017.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2018	2017
Interest-bearing deposits	$2,555	$1,115
Certificates of deposit	—	500
Federal funds sold	3,845	11,028
Total	$6,400	$12,643

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2018 and 2017.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2018, 22% of the carrying value of unsecured investments held by the Bank were rated AA, and 56% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2018
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic(3)	$156	$2,540	$126	$2,822
U.S. branches and agency offices of foreign commercial banks:
Australia	480	—	—	480
Austria	—	400	—	400
Canada	—	535	—	535
Japan	—	250	—	250
Netherlands	—	578	—	578
Singapore	800	—	—	800
Switzerland	—	535	—	535
Total U.S. branches and agency offices of foreign commercial banks	1,280	2,298	—	3,578
Total unsecured credit exposure	$1,436	$4,838	$126	$6,400

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2018.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2018. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $141 million at December 31, 2018, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At December 31, 2018, 53% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2018
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,822	$—	$—	$2,822
U.S. branches and agency offices of foreign commercial banks:
Australia	—	180	300	480
Austria	—	400	—	400
Canada	—	535	—	535
Japan	—	—	250	250
Netherlands	578	—	—	578
Singapore	—	—	800	800
Switzerland	—	—	535	535
Total U.S. branches and agency offices of foreign commercial banks	578	1,115	1,885	3,578
Total unsecured credit exposure	$3,400	$1,115	$1,885	$6,400

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2018.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2018, all of the bonds were rated at least A by Moody’s or S&P.

For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2018, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s capital at the time of purchase. At December 31, 2018, the Bank’s MBS portfolio was 271% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At December 31, 2018, PLRMBS representing 16% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2018, the Bank’s investment in MBS had gross unrealized losses totaling $127 million, $34 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2018, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2018, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 7.0% to an increase of 14.0% over the 12-month period beginning October 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at December 31, 2018:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	1	$46	$—	1	$46	$—
Alt-A, other	8	184	(2)	11	222	(3)
Total	9	$230	$(2)	12	$268	$(3)

(1)	Amounts are for the three months ended December 31, 2018.

For more information on the Bank’s OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank’s PLRMBS as of December 31, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$85	$—	$85
2007	—	—	—	58	170	228
2006	—	—	—	20	—	20
2005	—	—	24	11	—	35
2004 and earlier	57	31	103	145	2	338
Total Prime	57	31	127	319	172	706
Alt-A, option ARM
2007	—	—	—	562	—	562
2006	—	—	—	112	—	112
2005	—	—	6	86	17	109
Total Alt-A, option ARM	—	—	6	760	17	783
Alt-A, other
2008	—	—	—	62	—	62
2007	—	—	—	468	317	785
2006	—	—	—	164	166	330
2005	—	—	54	778	371	1,203
2004 and earlier	101	35	37	93	8	274
Total Alt-A, other	101	35	91	1,565	862	2,654
Total par value	$158	$66	$224	$2,644	$1,051	$4,143

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at December 31, 2018, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2018
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime
2008	$—	$—	$—	$80	$—	$80
2007	—	—	—	31	170	201
2006	—	—	—	8	—	8
2005	—	—	—	11	—	11
2004 and earlier	2	—	—	21	—	23
Total Prime	2	—	—	151	170	323
Alt-A, option ARM
2007	—	—	—	562	—	562
2006	—	—	—	112	—	112
2005	—	—	6	86	17	109
Total Alt-A, option ARM	—	—	6	760	17	783
Alt-A, other
2008	—	—	—	62	—	62
2007	—	—	—	469	317	786
2006	—	—	—	164	166	330
2005	—	—	55	778	370	1,203
2004 and earlier	17	11	33	48	4	113
Total Alt-A, other	17	11	88	1,521	857	2,494
Total par value	$19	$11	$94	$2,432	$1,044	$3,600

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2018
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$71	$—	$81	$—	$—	$—	16.38%	30.00%	8.68%
2007	191	(2)	197	—	—	—	14.66	23.06	2.35
2006	17	—	18	—	—	—	12.24	12.51	4.06
2005	35	(1)	35	—	—	—	8.70	11.92	16.74
2004 and earlier	336	(3)	335	—	—	—	6.54	4.55	14.92
Total Prime	650	(6)	666	—	—	—	10.62	14.20	9.89
Alt-A, option ARM
2007	460	(3)	519	—	—	—	15.09	44.27	11.95
2006	87	—	103	(2)	1	(1)	13.06	44.96	3.44
2005	36	(1)	77	—	—	—	13.43	22.76	4.90
Total Alt-A, option ARM	583	(4)	699	(2)	1	(1)	14.57	41.39	9.75
Alt-A, other
2008	59	—	60	—	—	—	6.11	31.80	20.88
2007	659	(10)	696	(20)	10	(10)	15.14	26.92	6.66
2006	239	—	287	—	—	—	16.08	18.40	0.36
2005	1,003	(10)	1,066	(1)	1	—	10.21	14.40	3.64
2004 and earlier	269	(4)	271	—	—	—	8.91	8.28	19.65
Total Alt-A, other	2,229	(24)	2,380	(21)	11	(10)	12.17	18.38	6.18
Total	$3,462	$(34)	$3,745	$(23)	$12	$(11)	12.36%	22.01%	7.49%

(1)	Amounts are for the year ended December 31, 2018.

(2)
Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $300 million, $152 million, and $691 million, respectively, at December 31, 2018, and the amortized cost of Prime, Alt-A, option ARM, and Alt-A, other in a gross unrealized loss position was $300 million, $136 million, and $637 million, respectively, at December 31, 2018.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at December 31, 2018.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2018
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime
2008	15.8	12.1	33.5	13.8
2007	13.6	4.4	20.5	8.7
2006	13.4	6.8	21.4	6.7
2005	20.4	1.7	19.7	13.2
2004 and earlier	20.5	4.7	20.8	14.0
Total Prime	18.5	6.8	24.4	13.4
Alt-A, option ARM
2007	9.0	29.8	39.1	12.0
2006	8.3	30.9	38.6	3.4
2005	9.3	21.9	35.1	4.9
Total Alt-A, option ARM	8.9	28.8	38.5	9.8
Alt-A, other
2007	12.5	20.1	35.8	3.5
2006	11.3	21.6	38.0	5.4
2005	14.5	16.5	33.4	3.9
2004 and earlier	19.1	9.8	30.6	20.1
Total Alt-A, other	13.9	17.7	34.6	5.8
Total	13.5	18.5	34.1	7.5

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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Prime
2008	95.05%	96.77%	96.51%	96.04%	96.89%
2007	86.65	88.53	87.96	86.73	86.40
2006	92.05	93.65	93.78	93.40	93.86
2005	98.58	100.33	99.97	100.36	100.58
2004 and earlier	99.46	100.94	100.65	100.78	100.47
Weighted average of all Prime	94.54	96.25	95.97	95.69	95.65
Alt-A, option ARM
2007	92.29	93.72	92.23	91.46	90.43
2006	91.66	93.67	92.89	92.83	91.66
2005	71.25	73.46	72.71	70.79	68.99
Weighted average of all Alt-A, option ARM	89.28	90.90	89.54	88.76	87.53
Alt-A, other
2008	96.82	97.94	97.49	97.03	97.22
2007	88.53	88.38	88.62	89.69	89.07
2006	87.00	88.78	88.99	88.55	87.40
2005	88.61	90.79	90.77	90.83	90.44
2004 and earlier	98.93	100.67	100.31	100.60	100.47
Weighted average of all Alt-A, other	89.64	91.05	91.12	91.46	90.98
Weighted average of all PLRMBS	90.41%	91.92%	91.67%	91.71%	91.18%

The Bank determined that, as of December 31, 2018, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2018, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2018. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.

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

The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2018.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2018.

The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$1,020	$—	$—	$—
A	2,121	17	(16)	1
Liability positions with credit exposure:
Uncleared derivatives
A	1,223	(2)	2	—
BBB	1,915	—	—	—
Cleared derivatives(2)	77,183	(15)	199	184
Total derivative positions with credit exposure to nonmember counterparties	83,462	—	185	185
Member institutions(3)	12	—	—	—
Total	83,474	$—	$185	$185
Derivative positions without credit exposure	18,003
Total notional	$101,477

December 31, 2017
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$4,879	$7	$(5)	$2
Cleared derivatives(2)	85,692	83	(2)	81
Liability positions with credit exposure:
Uncleared derivatives
AA	300	(1)	1	—
A	638	—	—	—
BBB	1,641	(1)	1	—
Total derivative positions with credit exposure to nonmember counterparties	93,150	88	(5)	83
Member institutions(3)	16	—	—	—
Total	93,166	$88	$(5)	$83
Derivative positions without credit exposure	6,443
Total notional	$99,609

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

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

Market Risk

Market risk is defined as the risk to the Bank’s market value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in market interest rates, interest rate spreads, interest rate volatility, and other market factors (market rate factors). This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk.

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

Total Bank Market Risk

Market Value of Capital Sensitivity - The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.

The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of December 31, 2018.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2018	2017
+200 basis-point change above current rates	–3.3%	–3.8%
+100 basis-point change above current rates	–1.4	–1.7
–100 basis-point change below current rates(2)	+1.1	+2.0
–200 basis-point change below current rates(2)	+2.6	+5.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in the declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of December 31, 2018, were 86 basis points higher for the 1-year term, 33 basis points higher for the 5-year term, and 32 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the interest rate environment as of December 31, 2017, was low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s Capital Plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 216% as of December 31, 2018.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 91 basis points in the –200 basis points scenario, which is within the policy limit of –120 basis points.

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

Total Bank Duration Gap Analysis

	2018		2017
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$109,326	4	$123,385	4
Liabilities	102,796	3	116,579	3
Net	$6,530	1	$6,806	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

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

Mortgage-Related Business – The Bank’s mortgage assets include MBS, most of which are classified as HTM or AFS, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the impact of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2018, was $21.0 billion, including $17.9 billion in MBS and $3.1 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2017, was $19.9 billion, including$17.8 billion in MBS and $2.1 billion in mortgage loans. Floating rate securities, or fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.2 billion, or 68%, of MBS and mortgage loans at December 31, 2018, and $13.0 billion, or 65%, of MBS and mortgage loans at December 31, 2017. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $6.8 billion, or 32%, of MBS and mortgage loans, at December 31, 2018, and $6.9 billion, or 35%, of MBS and mortgage loans at December 31, 2017.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2018 and 2017.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2018	2017
+200 basis-point change	–1.2%	–1.7%
+100 basis-point change	–0.4	–0.7
–100 basis-point change(2)	+0.2	+1.1
–200 basis-point change(2)	+0.8	+3.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2018, are comparable to the estimates as of December 31, 2017, for rising rate scenarios and show less favorable sensitivity in declining rate scenarios. The change in sensitivity in declining rate scenarios is related to faster projected mortgage prepayment speeds for fixed rate mortgage loans purchased under the MPF Program. LIBOR interest rates as of December 31, 2018, were 86 basis points higher for the 1-year term, 33 basis points higher for the 5-year term, and 32 basis points higher for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the interest rate environment as of and December 31, 2017, was low, the interest rates in the declining rate scenarios may not decrease to the same extent that the interest rates in the rising rate scenarios can increase.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2018 and 2017.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2018	2017
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$30,045	$16,713
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	2
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,237	1,972
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	1,815	19,401
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	5,079	6,163
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	83	83
Subtotal Economic Hedges(1)			9,214	27,621
Total			39,259	44,334
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	4,496	5,373
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	1,596	1,106
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	235	90
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	19,710	7,050
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to an adjustable rate, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	4,620
Subtotal Economic Hedges(1)			21,541	12,866
Total			26,037	18,239

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2018	2017
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,214	2,184
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	3,657	3,357
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	1,789	865
Subtotal Economic Hedges(1)			5,446	4,222
Total			7,660	6,406
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,725	1,535
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	20,095	26,435
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	960	400
Total			22,780	28,370
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate MBS converted to an adjustable rate	Fair Value Hedge	3,749	—
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	500	750
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate MBS	Economic Hedge(1)	1,480	1,480
Subtotal Economic Hedges(1)			1,980	2,230
Total			5,729	2,230
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	—	14
Total			—	14
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	12	16
Total			12	16
Total Notional Amount			$101,477	$99,609

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

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2018 and 2017.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$30,045	$(14)	$(32)	$—	$(46)
Non-callable bonds	4,496	(9)	17	—	8
Callable bonds	2,214	(30)	31	—	1
MBS	3,749	(42)	91	—	49
Subtotal	40,504	(95)	107	—	12
Not qualifying for hedge accounting:
Advances	9,214	11	—	(43)	(32)
Non-callable bonds	21,541	5	—	—	5
Callable bonds	5,446	(46)	—	14	(32)
Discount notes	22,780	24	—	—	24
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	12	—	—	—	—
Subtotal	60,973	(6)	—	(29)	(35)
Total excluding accrued interest	101,477	(101)	107	(29)	(23)
Accrued interest	—	40	(63)	4	(19)
Total	$101,477	$(61)	$44	$(25)	$(42)

December 31, 2017
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$16,713	$85	$(88)	$—	$(3)
Non-callable bonds	5,373	(23)	24	—	1
Callable bonds	2,184	(12)	13	—	1
Subtotal	24,270	50	(51)	—	(1)
Not qualifying for hedge accounting:
Advances	27,621	27	—	(28)	(1)
Non-callable bonds	12,866	—	—	(1)	(1)
Callable bonds	4,222	(29)	—	10	(19)
Discount notes	28,370	23	—	—	23
FFCB bonds	750	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	16	—	—	—	—
Offsetting derivatives	14	—	—	—	—
Subtotal	75,339	21	—	(19)	2
Total excluding accrued interest	99,609	71	(51)	(19)	1
Accrued interest	—	18	(15)	9	12
Total	$99,609	$89	$(66)	$(10)	$13

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

Credit Products. In determining the allowance for credit losses on credit products, the Bank evaluates its exposure to credit loss taking into consideration: (i) the Bank’s judgment as to the creditworthiness of the borrowers to which the Bank lends funds, and (ii) review and valuation of the collateral pledged by borrowers.

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

At December 31, 2018, the Bank had $73.4 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $248.2 billion. At December 31, 2017, the Bank had $77.4 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $262.5 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2018, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment, and then records a provision for credit losses. For this component, the Bank had no allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2018, and a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2017.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of December 31, 2018 and 2017.

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

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. The Bank did not have any term securities purchased under agreements to resell at December 31, 2018 and 2017.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2018 and 2017, were repaid or are expected to be repaid according to the contractual terms.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2018:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2018, the Bank measured certain impaired mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.

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

For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of OTTI credit charges along with the net interest income associated with the securities’ effective yield in net interest income in the Statement of Income. The total accretion or amortization associated with OTTI credit charges was $81 million, $93 million, and $101 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $63 million, $69 million, and $81 million for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, on a cumulative basis, the Bank had recognized $1.5 billion in credit-related OTTI in its Statements of Income. Each reporting period, these losses were based on the Bank’s then-current best estimates of lifetime losses on each security determined to be other-than-temporarily impaired. As housing prices, mortgage credit conditions, and other key inputs into the Bank’s OTTI assumptions and estimates have improved, the Bank has seen significant increases in expected cash flows on previously other-than-temporarily-impaired securities. Based on the Bank’s current assumptions and estimates, the Bank’s estimate of lifetime losses on its other-than-temporarily-impaired securities as of December 31, 2018, is $827 million. As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2018, the Bank estimates that it will accrete approximately $267 million of additional interest income associated with the reduction in OTTI losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model projects prepayments, default rates, and loss severities on the underlying collateral based on borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. Another significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the regional housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 7.0% to an increase of 14.0% over the 12-month period beginning October 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For the years ended December 31, 2018, 2017, and 2016, the Bank recorded a credit-related OTTI charge of $11 million, $16 million, and $16 million, respectively.

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

Recent Developments

Final Rule on FHLBank Capital Requirements. On January 4, 2019, the Finance Agency issued a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (Finance Board), predecessor to the Finance Agency, pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculates credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the Bank establishes and uses the Bank’s own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018.

The Bank does not expect the rule will have a material effect on the Bank’s financial condition or results of operations.

Final Rule Amending AHP Regulations. On November 28, 2018, the Finance Agency issued a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP. The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows the Bank to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

•	Revise the scoring criteria to create different and new scoring priorities;

•	Remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	Increase the per-household set-aside grant amount to $22 thousand with an annual housing price inflation adjustment (up from the current fixed limit of $15 thousand);

•	Clarify the requirements for remediating AHP noncompliance;

•	Prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

•	Further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. The Bank does not expect the rule will have a material effect on the Bank’s financial condition or results of operations.
Finance Agency Proposed Rule on Housing Goals. On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	Eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•
Establish the target level for the new prospective AMA mortgage purchase housing goal at 20% of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas and require that at least 75% of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80% of the area median income;

•
Establish a goal that 50% of AMA program users meet the definition of small members whose assets do not exceed the community financial institution asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•	Allow the FHLBanks to request Finance Agency approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

The Bank submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. The Bank continues to evaluate the proposed rule but does not expect the rule, if adopted as proposed, will have a material effect on the Bank’s financial condition or results of operations, although it may have a material effect on the Bank’s business.

Federal Deposit Insurance Corporation (FDIC) Final Rule on Reciprocal Deposits. On December 19, 2018, the FDIC issued a final rule, effective March 6, 2019, related to the treatment of reciprocal deposits that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits – deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits – from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

The Bank continues to evaluate the potential impact of the final rule, but currently does not expect the rule will have a material effect on the Bank’s financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,031.6 billion at December 31, 2018, and $1,034.3 billion at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $101.6 billion at December 31, 2018, and $115.6 billion at December 31, 2017. The Bank had committed to the issuance of $350 million and $729 million in consolidated obligations at December 31, 2018 and 2017, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2018, the Bank had no advance commitments and $18.1 billion in standby letters of credit outstanding. At December 31, 2017, the Bank had $1 million in advance commitments and $16.2 billion in standby letters of credit outstanding.

For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Contractual Obligations

The following table summarizes the Bank’s contractual obligations as of December 31, 2018, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

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

Contractual Obligations

(In millions)
December 31, 2018
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$56,968	$10,583	$2,694	$2,091	$72,336
Mandatorily redeemable capital stock	—	224	—	3	227
Capital leases	2	4	1	—	7
Operating leases	8	16	16	70	110
Pension and post-retirement contributions	5	3	8	20	36
Commitments to fund/purchase mortgage loans	12	—	—	—	12
Total contractual obligations	$56,995	$10,830	$2,719	$2,184	$72,728

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2018, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital accounts and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 8, 2019

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$13	$31
Interest-bearing deposits	2,555	1,115
Securities purchased under agreements to resell	7,300	11,750
Federal funds sold	3,845	11,028
Trading securities(a)	661	1,164
Available-for-sale (AFS) securities(a)	6,931	3,833
Held-to-maturity (HTM) securities (fair values were $11,047 and $14,704, respectively)(a)	11,089	14,680
Advances (includes $5,133 and $6,431 at fair value under the fair value option, respectively)	73,434	77,382
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	3,066	2,076
Accrued interest receivable	133	119
Derivative assets, net	185	83
Other assets	114	124
Total Assets	$109,326	$123,385
Liabilities:
Deposits	$262	$281
Consolidated obligations:
Bonds (includes $2,019 and $949 at fair value under the fair value option, respectively)	72,276	85,063
Discount notes	29,182	30,440
Total consolidated obligations	101,458	115,503
Mandatorily redeemable capital stock	227	309
Borrowings from other Federal Home Loan Banks (FHLBanks)	250	—
Accrued interest payable	155	116
Affordable Housing Program (AHP) payable	182	204
Derivative liabilities, net	10	1
Other liabilities	252	165
Total Liabilities	102,796	116,579
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
29 shares and 32 shares, respectively	2,949	3,243
Unrestricted retained earnings	2,699	2,670
Restricted retained earnings	647	575
Total Retained Earnings	3,346	3,245
Accumulated other comprehensive income/(loss) (AOCI)	235	318
Total Capital	6,530	6,806
Total Liabilities and Capital	$109,326	$123,385

(a)	At December 31, 2018 and 2017, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Interest Income:
Advances	$1,563	$875	$482
Interest-bearing deposits	35	8	2
Securities purchased under agreements to resell	106	9	12
Federal funds sold	160	115	29
Trading securities	16	17	10
AFS securities	247	239	262
HTM securities	335	285	251
Mortgage loans held for portfolio	98	52	30
Total Interest Income	2,560	1,600	1,078
Interest Expense:
Consolidated obligations:
Bonds	1,393	713	410
Discount notes	537	285	136
Deposits	5	3	1
Mandatorily redeemable capital stock	24	32	60
Total Interest Expense	1,959	1,033	607
Net Interest Income	601	567	471
Provision for/(reversal of) credit losses on mortgage loans	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	601	567	471
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(23)	(10)	(26)
Net amount of OTTI loss reclassified to/(from) AOCI	12	(6)	10
Net OTTI loss, credit-related	(11)	(16)	(16)
Net gain/(loss) on trading securities	(2)	—	4
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(21)	(31)	(40)
Net gain/(loss) on derivatives and hedging activities	5	(14)	9
Gains on litigation settlements, net	—	119	510
Other	18	20	18
Total Other Income/(Loss)	(11)	78	485
Other Expense:
Compensation and benefits	78	76	74
Other operating expense	67	70	74
Federal Housing Finance Agency	6	6	6
Office of Finance	6	5	4
Quality Jobs Fund expense	25	60	—
Other, net	5	7	—
Total Other Expense	187	224	158
Income/(Loss) Before Assessment	403	421	798
AHP Assessment	43	45	86
Net Income/(Loss)	$360	$376	$712

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Net Income/(Loss)	$360	$376	$712
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(32)	—	—
Net change in pension and postretirement benefits	(4)	3	(2)
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(38)	195	103
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(12)	6	(10)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(50)	201	93
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	3	3	5
Total net non-credit-related OTTI gain/(loss) on HTM securities	3	3	5
Total other comprehensive income/(loss)	(83)	207	96
Total Comprehensive Income/(Loss)	$277	$583	$808

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2015	23	$2,253	$2,018	$610	$2,628	$15	$4,896
Comprehensive income/(loss)			150	562	712	96	808
Issuance of capital stock	9	926					926
Repurchase of capital stock	(7)	(753)					(753)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(56)					(56)
Cash dividends paid on capital stock (12.33%)				(284)	(284)		(284)
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			178	198	376	207	583
Issuance of capital stock	12	1,214					1,214
Repurchase of capital stock	(4)	(339)					(339)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Transfers from restricted retained earnings			(1,771)	1,771	—		—
Cash dividends paid on capital stock (7.50%)				(187)	(187)		(187)
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			72	288	360	(83)	277
Issuance of capital stock	14	1,377					1,377
Repurchase of capital stock	(17)	(1,669)					(1,669)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (8.51%)				(259)	(259)		(259)
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net Income/(Loss)	$360	$376	$712
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(12)	(62)	(82)
Change in net fair value of trading securities	2	—	(4)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	21	31	40
Change in net derivatives and hedging activities	(18)	(8)	(24)
Net OTTI loss, credit-related	11	16	16
Net change in:
Accrued interest receivable	(16)	(45)	(22)
Other assets	(6)	6	(21)
Accrued interest payable	46	50	(17)
Other liabilities	(30)	(22)	(16)
Total adjustments	(2)	(34)	(130)
Net cash provided by/(used in) operating activities	358	342	582
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,686)	(514)	294
Securities purchased under agreements to resell	4,450	3,750	(5,500)
Federal funds sold	7,183	(6,814)	412
Trading securities:
Proceeds from maturities of long-term	501	902	277
Purchases of long-term	—	—	(1,155)
AFS securities:
Proceeds from maturities of long-term	709	933	1,104
Purchases of long-term	(3,637)	—	—
HTM securities:
Net (increase)/decrease in short-term	500	850	(1,350)
Proceeds from maturities of long-term	3,714	3,240	2,927
Purchases of long-term	(629)	(4,901)	(4,639)
Advances:
Repaid	1,698,247	1,575,597	1,414,120
Originated	(1,694,256)	(1,603,226)	(1,413,136)
Mortgage loans held for portfolio:
Principal collected	263	184	175
Purchases	(1,246)	(1,413)	(343)
Other investing activities	—	(9)	(10)
Net cash provided by/(used in) investing activities	14,113	(31,421)	(6,824)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(18)	114	(923)
Borrowings from other FHLBanks	250	(1,345)	1,345
Net (payments)/proceeds on derivative contracts with financing elements	—	—	9
Net proceeds from issuance of consolidated obligations:
Bonds	73,669	80,506	40,041
Discount notes	143,464	165,408	136,608
Payments for matured and retired consolidated obligations:
Bonds	(86,444)	(45,622)	(41,514)
Discount notes	(144,775)	(168,491)	(130,761)
Proceeds from issuance of capital stock	1,377	1,214	926
Payments for repurchase/redemption of mandatorily redeemable capital stock	(84)	(150)	(87)
Payments for repurchase of capital stock	(1,669)	(339)	(753)
Cash dividends paid	(259)	(187)	(284)
Net cash provided by/(used in) financing activities	(14,489)	31,108	4,607
Net increase/(decrease) in cash and due from banks	(18)	29	(1,635)
Cash and due from banks at beginning of the period	31	2	1,637
Cash and due from banks at end of the period	$13	$31	$2
Supplemental Disclosures:
Interest paid	$1,891	$990	$578
AHP payments	68	53	53
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of other-than-temporarily impaired HTM securities to AFS securities	12	—	—
Transfers of capital stock to mandatorily redeemable capital stock	2	2	56

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 11 regional Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase capital stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock. To access the Bank’s products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's capital stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank’s Board of Directors.

The Bank conducts business with members in the ordinary course of business. See Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

The Federal Housing Finance Agency (Finance Agency), an independent federal agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance.

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

Note 1 — Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at f

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

air value under the fair value option, and accounting for other-than-temporary impairment (OTTI) for investment securities; and estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. Actual results could differ significantly from these estimates.

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

Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank’s financial instruments and related assumptions are detailed in Note 19 – Fair Value.

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

Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2018, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Prepayment Fees. When a borrower prepays certain advances prior to the original maturity, the Bank may charge the borrower a prepayment fee. For certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

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

Mortgage Loans Held in Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs from its participating members under the MPF Government product. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the liquidation value of the real property securing the loan. Under the MPF Program, the participating financial institution’s credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating financial institution or may be a supplemental mortgage insurance (SMI) policy paid for by the participating financial institution, and may include a contingent performance-based credit enhancement fee payable to the participating financial institution. The participating financial institution is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA for loans purchased prior to April 2017 and BBB for loans purchased thereafter, as determined by the MPF Program methodology.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For taking on the credit enhancement obligation, the Bank pays the participating financial institution or any successor a credit enhancement fee, typically 10 basis points per annum, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is typically paid monthly beginning with the month after each delivery of loans. The MPF Original product provides participating financial institutions the option to receive credit enhancement fees monthly over the life of the loans or as an upfront lump sum amount that is included in the purchase price at the time loans are sold to the Bank. The lump sum amount is approximately equivalent to the present value of the monthly credit enhancement fees that the Bank would otherwise be expected to pay over the life of the loans. The MPF Plus product provides for a performance-based credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating financial institution beginning 12 months later. The performance-based credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the first loss account established for each master commitment. The participating financial institutions obtain SMI to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating financial institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating financial institution its performance-based credit enhancement fee.

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

The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2018, $1 in 2017, and a de minimis amount in 2016.

Allowance for Credit Losses. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank’s portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each applicable portfolio segment.

See Note 10 – Allowance for Credit Losses for more information.

Collateral-Dependent Loans. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, if it is considered likely that the borrower will default and there is no credit enhancement to offset losses under the master commitment, or the collectability or availability of credit enhancement is deemed to be uncertain. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

principal balance on the loan. Interest income on impaired loans is recognized in the same manner as interest income on nonaccrual loans, as noted below.

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

The Bank uses London Clearing House (LCH) Ltd for all cleared derivative transactions. Effective January 16, 2018, LCH Ltd made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral.

Each derivative is designated as one of the following:

(1)	a qualifying hedge of the change in fair value of (i) a recognized asset or liability or (ii) an unrecognized firm commitment (a fair value hedge); or

(2)
a non-qualifying hedge of an asset or liability for asset-liability management purposes or of certain advances and consolidated obligation bonds for which the Bank elected the fair value option (an economic hedge).

If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation to be hedge effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet certain criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item, because of changes in the benchmark rate, exactly offsets the change in the value of the related derivative. Under the shortcut method, the entire change in fair value of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

interest rate swap is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability.

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

For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income as “Net gain/(loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the net settlements associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

The net settlements of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying hedged item. The net settlements of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income as “Net gain/(loss) on derivatives and hedging activities.”

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

Premises, Software, and Equipment. Premises, software, and equipment are included in Other Assets on the Statement of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2018 and 2017, premises, software, and equipment were $17 and $29, respectively, which was net of accumulated depreciation and amortization of $82 and $74, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $13 for 2018, $16 for 2017, and $12 for 2016.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $6, $6, and $13, in 2018, 2017, and 2016, respectively.

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

Mandatorily Redeemable Capital Stock. The Bank reclassifies the capital stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intent

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

ion to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 15 – Capital for more information.

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

Office of Finance Expenses. Each FHLBank is assessed a proportionate share of the cost of operating the Office of Finance, which facilitates the issuance and servicing of consolidated obligations. The Office of Finance allocates its operating and capital expenditures among the FHLBanks as follows: (1) two-thirds of the assessment is based on each FHLBank’s share of total consolidated obligations outstanding, and (2) one-third of the assessment is based on an equal pro rata allocation.

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

Note 2 — Recently Issued and Adopted Accounting Guidance

The following table provides a summary of recently issued accounting standards which may have an effect on the financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)
This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures has not yet been determined.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness.	This guidance becomes effective for the Bank for the annual period ended December 31, 2020, and the annual periods thereafter. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The adoption of this guidance may affect the Bank’s disclosures but will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The adoption of this guidance may affect the Bank’s disclosures but will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
The guidance replaces the current incurred loss model and requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
This guidance is effective for the Bank for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted.
The Bank does not intend to adopt the guidance early. Based on the Bank’s preliminary assessments, this guidance is expected to have no effect on advances or U.S. obligations and GSE investments and an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments. The Bank is in the process of assessing the effect of this guidance on its mortgage loans on the financial statements. However, the ultimate effect on the Bank’s financial condition, results of operations, and cash flows will depend on the composition of financial assets held by the Bank at the adoption date, as well as on economic conditions and forecasts at that time.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
This guidance amends the accounting for derivatives and hedging activities to better portray the economic results of an entity’s risk management activities in its financial statements.

In October 2018, the Financial Accounting Standards Board (FASB) issued amendments to the guidance that permit the use of the overnight index swap rate based on the secured overnight financing rate (SOFR) as an eligible U.S. benchmark interest rate for hedge accounting purposes to facilitate the London Interbank Offered Rate (LIBOR) to SOFR transition.
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019.
The guidance was applied as of January 1, 2019. Upon adoption, the Bank modified the presentation of fair value hedge results on the Bank’s Statements of Income, as well as relevant disclosures, prospectively. However, the adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows. The Bank will continue to assess opportunities to expand its eligible hedge strategies in the future.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
This guidance shortens the amortization period for certain purchased callable debt securities held at a premium to be amortized to the earliest call date rather than contractual maturity. This guidance does not require an accounting change for securities held at a discount, which continue to be amortized to their contractual maturity.
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019.
This guidance was adopted using a modified retrospective basis as of January 1, 2019. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Leases, as amended (ASU 2016-02)
This guidance amends the accounting for lease arrangements. In particular, it requires a lessee of operating and financing leases to recognize a right-of-use asset and a lease liability for leases on the Statements of Condition.

In July 2018, the FASB issued amendments that, among other things, provide entities with an additional transition method to adopt this guidance. The Bank elected to adopt these amendments.
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019.
The guidance was adopted using a modified retrospective basis as of January 1, 2019. Upon adoption, the Bank recognized right-of-use assets and lease liabilities on its existing leases on the Statements of Condition. However, the adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)
This amendment to the guidance improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the Statements of Income.
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018
This guidance was adopted retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Statements of Income. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, cash flows, or financial statement disclosures.

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
This amendment clarifies guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statements of Cash Flows.
		This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018.	The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU2016-01)	This guidance amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018.
While the adoption of this guidance affected the Bank’s disclosures, the requirement to present the instrument-specific credit risk in other comprehensive income did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers (ASU2014-09)
This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts.
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

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $23 for 2018 and $30 for 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2018 and 2017, was as follows:

	2018	2017
Government-Sponsored Enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$656	$1,158
MBS – Other U.S. obligations – Ginnie Mae	5	6
Total	$661	$1,164

The net unrealized gain/(loss) on trading securities was $(2), de minimis, and $4 for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

AFS securities by major security type as of December 31, 2018 and 2017, were as follows:

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily:
Freddie Mac	$409	$—	$—	$(2)	$407
Fannie Mae	3,397	—	—	(30)	3,367
Subtotal MBS – GSEs – multifamily	3,806	—	—	(32)	3,774
PLRMBS:
Prime	267	—	21	—	288
Alt-A, option ARM	583	(4)	120	—	699
Alt-A, other	2,020	(16)	168	(2)	2,170
Subtotal PLRMBS	2,870	(20)	309	(2)	3,157
Total	$6,676	$(20)	$309	$(34)	$6,931

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
PLRMBS:
Prime	$335	$—	$29	$—	$364
Alt-A, option ARM	714	(10)	130	—	834
Alt-A, other	2,447	(23)	211	—	2,635
Total	$3,496	$(33)	$370	$—	$3,833

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

At December 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included premiums of $19, discounts of $53, and credit-related OTTI of $690. At December 31, 2017, the amortized cost of the Bank’s MBS classified as AFS included credit-related OTTI of $801. There were no premiums or discounts associated with the Bank’s MBS classified as AFS at December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the AFS securities with unrealized losses as of December 31, 2018 and 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities and for information on AFS securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$382	$2	$—	$—	$382	$2
Fannie Mae	3,211	30	—	—	3,211	30
Subtotal MBS – GSEs – multifamily	3,593	32	—	—	3,593	32
PLRMBS:
Prime	6	—	8	—	14	—
Alt-A, option ARM	—	—	132	4	132	4
Alt-A, other	204	3	211	15	415	18
Subtotal PLRMBS	210	3	351	19	561	22
Total	$3,803	$35	$351	$19	$4,154	$54

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$11	$—	$11	$—
Alt-A, option ARM	—	—	144	10	144	10
Alt-A, other	5	—	356	23	361	23
Total	$5	$—	$511	$33	$516	$33

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the HTM portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$100	$—	$100	$—	$(3)	$97
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	609	—	609	—	(6)	603
GSEs – single-family:
Freddie Mac	1,506	—	1,506	6	(21)	1,491
Fannie Mae	2,598	—	2,598	17	(16)	2,599
Subtotal GSEs – single-family	4,104	—	4,104	23	(37)	4,090
GSEs – multifamily:
Freddie Mac	3,944	—	3,944	—	(17)	3,927
Fannie Mae	1,743	—	1,743	—	(1)	1,742
Subtotal GSEs – multifamily	5,687	—	5,687	—	(18)	5,669
Subtotal GSEs	9,791	—	9,791	23	(55)	9,759
PLRMBS:
Prime	383	—	383	1	(6)	378
Alt-A, other	209	(3)	206	7	(3)	210
Subtotal PLRMBS	592	(3)	589	8	(9)	588
Total MBS	10,992	(3)	10,989	31	(70)	10,950
Total	$11,092	$(3)	$11,089	$31	$(73)	$11,047

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$500	$—	$—	$500
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	187	—	187	—	(9)	178
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	751	—	751	1	(1)	751
GSEs – single-family:
Freddie Mac	2,039	—	2,039	12	(15)	2,036
Fannie Mae	3,600	—	3,600	34	(8)	3,626
Subtotal GSEs – single-family	5,639	—	5,639	46	(23)	5,662
GSEs – multifamily:
Freddie Mac	4,651	—	4,651	6	(6)	4,651
Fannie Mae	2,131	—	2,131	2	—	2,133
Subtotal GSEs – multifamily	6,782	—	6,782	8	(6)	6,784
Subtotal GSEs	12,421	—	12,421	54	(29)	12,446
PLRMBS:
Prime	521	—	521	5	(6)	520
Alt-A, other	306	(6)	300	11	(2)	309
Subtotal PLRMBS	827	(6)	821	16	(8)	829
Total MBS	13,999	(6)	13,993	71	(38)	14,026
Total	$14,686	$(6)	$14,680	$71	$(47)	$14,704

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At December 31, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $14 discounts of $19, and credit-related OTTI of $7. At December 31, 2017, the amortized cost of the Bank’s MBS classified as HTM included premiums of $19, discounts of $24, and credit-related OTTI of $7.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2018 and 2017. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following tables will not agree to the total gross unrecognized holding losses in the tables above. The unrealized losses in the following tables also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities and for information on HTM securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$80	$3	$80	$3
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	33	—	529	6	562	6
GSEs – single-family:
Freddie Mac	79	—	1,085	21	1,164	21
Fannie Mae	923	3	693	13	1,616	16
Subtotal GSEs – single-family	1,002	3	1,778	34	2,780	37
GSEs – multifamily:
Freddie Mac	3,826	16	67	1	3,893	17
Fannie Mae	757	1	360	—	1,117	1
Subtotal GSEs – multifamily	4,583	17	427	1	5,010	18
Subtotal GSEs	5,585	20	2,205	35	7,790	55
PLRMBS:
Prime	153	1	128	5	281	6
Alt-A, other	84	—	119	6	203	6
Subtotal PLRMBS	237	1	247	11	484	12
Total MBS	5,855	21	2,981	52	8,836	73
Total	$5,855	$21	$3,061	$55	$8,916	$76

December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$178	$9	$178	$9
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	406	1	—	—	406	1
GSEs – single-family:
Freddie Mac	895	9	323	6	1,218	15
Fannie Mae	702	4	205	4	907	8
Subtotal GSEs – single-family	1,597	13	528	10	2,125	23
GSEs – multifamily:
Freddie Mac	1,058	6	—	—	1,058	6
Fannie Mae	456	—	—	—	456	—
Subtotal GSEs – multifamily	1,514	6	—	—	1,514	6
Subtotal GSEs	3,111	19	528	10	3,639	29
PLRMBS:
Prime	2	—	202	6	204	6
Alt-A, other	15	—	191	8	206	8
Subtotal PLRMBS	17	—	393	14	410	14
Total MBS	3,534	20	921	24	4,455	44
Total	$3,534	$20	$1,099	$33	$4,633	$53

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2018 and 2017, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2018
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$100	$100	$97
Subtotal	100	100	97
MBS	10,992	10,989	10,950
Total	$11,092	$11,089	$11,047

December 31, 2017
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due in 1 year or less	$500	$500	$500
Due after 5 years through 10 years	12	12	12
Due after 10 years	175	175	166
Subtotal	687	687	678
MBS	13,999	13,993	14,026
Total	$14,686	$14,680	$14,704

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2018, using two third-party models. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 7.0% to an increase of 14.0% over the 12-month period beginning October 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0% to an increase of 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

For securities determined to be other-than-temporarily impaired as of December 31, 2018 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2018, and the related current credit enhancement for the Bank.

December 31, 2018
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Year of Securitization	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A, option ARM
2006	7.9	40.4	35.0	—
Total Alt-A, option ARM	7.9	40.4	35.0	—
Alt-A, other
2007	10.2	25.2	39.2	0.1
2006	10.9	24.3	38.9	17.8
2005	14.3	14.6	33.6	0.1
2004 and earlier	17.7	12.0	32.1	13.7
Total Alt-A, other	11.1	23.4	38.4	6.1
Total	10.8	25.1	38.0	5.5

(1)	Weighted average percentage is based on unpaid principal balance.

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

The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Balance, beginning of the period	$1,129	$1,183	$1,255
Additional charges on securities for which OTTI was previously recognized(1)	11	16	16
Securities matured during the period(2)	—	(1)	(7)
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(63)	(69)	(81)
Balance, end of the period	$1,077	$1,129	$1,183

(1)
For the years ended December 31, 2018, 2017, and 2016, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2018, 2017, and 2016, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $81, $93, and $101 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the year ended December 31, 2018. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the years ended December 31, 2017 and 2016.

	2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, other	$12	$—	$—	$12
Total	$12	$—	$—	$12

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2018 and 2017, by loan collateral type:

December 31, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$323	$267	$288	$—	$—	$—	$—
Alt-A, option ARM	783	583	699	—	—	—	—
Alt-A, other	2,442	2,020	2,170	52	47	44	51
Total	$3,548	$2,870	$3,157	$52	$47	$44	$51

December 31, 2017
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$405	$335	$364	$—	$—	$—	$—
Alt-A, option ARM	953	714	834	—	—	—	—
Alt-A, other	2,927	2,447	2,635	64	59	53	63
Total	$4,285	$3,496	$3,833	$64	$59	$53	$63

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2018, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2018, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2018, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2018, all of the gross unrealized losses on its agency MBS are temporary.

For more information related to the Bank’s accounting policies for OTTI, see Note 1 – Summary of Significant Accounting Policies.

Note 8 — Advances

The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to LIBOR, SOFR, or to another specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 1.02% to 8.57% at December 31, 2018, and 0.79% to 8.57% at December 31, 2017, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018		2017
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$42,285	2.40%	$46,403	1.46%
After 1 year through 2 years	13,662	2.57	16,287	1.61
After 2 years through 3 years	11,238	2.70	5,423	1.73
After 3 years through 4 years	2,409	2.45	6,719	1.69
After 4 years through 5 years	2,815	2.99	1,741	2.10
After 5 years	1,086	3.23	913	3.13
Total par value	73,495	2.51%	77,486	1.57%
Valuation adjustments for hedging activities	(32)		(88)
Valuation adjustments under fair value option	(29)		(16)
Total	$73,434		$77,382

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $3,405 at December 31, 2018, and had no advances with full prepayment symmetry at December 31, 2017. The Bank had advances with partial prepayment symmetry outstanding totaling $4,410 at December 31, 2018, and $4,619 at December 31, 2017. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $13,255 at December 31, 2018, and $18,373 at December 31, 2017.

The Bank’s advances at December 31, 2018, included $20 of putable advances. The Bank had no outstanding putable advances at December 31, 2017. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

The following table summarizes advances at December 31, 2018 and 2017, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	2018	2017	2018	2017
Within 1 year	$46,740	$52,624	$42,295	$46,403
After 1 year through 2 years	14,762	12,593	13,672	16,287
After 2 years through 3 years	5,688	7,973	11,238	5,423
After 3 years through 4 years	2,409	1,719	2,409	6,719
After 4 years through 5 years	2,812	1,729	2,815	1,741
After 5 years	1,084	848	1,066	913
Total par value	$73,495	$77,486	$73,495	$77,486

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2018 and 2017. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$16,900	23%	$249	17%
First Republic Bank	8,800	12	180	12
JPMorgan Chase Bank, National Association(2)	8,359	11	216	14
Bank of the West	6,707	9	150	10
Wells Fargo & Company
Wells Fargo Financial National Bank	5,000	7	88	6
Wells Fargo Bank, National Association(2)	47	—	3	—
Subtotal Wells Fargo & Company	5,047	7	91	6
Subtotal	45,813	62	886	59
Others	27,682	38	622	41
Total par value	$73,495	100%	$1,508	100%

December 31, 2017
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Charles Schwab Bank	$15,000	19%	$40	5%
JPMorgan Chase Bank, National Association(2)	11,363	15	174	19
First Republic Bank	8,400	11	112	12
MUFG Union Bank, National Association	7,250	9	48	5
Bank of the West	6,409	8	87	10
Subtotal	48,422	62	461	51
Others	29,064	38	438	49
Total par value	$77,486	100%	$899	100%

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

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2018 and 2017, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018	2017
Par value of advances:
Fixed rate:
Due within 1 year	$20,437	$31,767
Due after 1 year	19,727	13,022
Total fixed rate	40,164	44,789
Adjustable rate:
Due within 1 year	21,848	14,636
Due after 1 year	11,483	18,061
Total adjustable rate	33,331	32,697
Total par value	$73,495	$77,486

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2018 or 2017. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.

Note 9 — Mortgage Loans Held for Portfolio

The following table presents information as of December 31, 2018 and 2017, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2018	2017
Fixed rate medium-term mortgage loans	$16	$32
Fixed rate long-term mortgage loans	2,951	1,973
Subtotal	2,967	2,005
Unamortized premiums	104	76
Unamortized discounts	(5)	(5)
Mortgage loans held for portfolio	3,066	2,076
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$3,066	$2,076

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For more information related to the Bank’s accounting policies for the MPF Program, see Note 1 – Summary of Significant Accounting Policies. For information related to the Bank’s credit risk on mortgage loans and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Note 10 — Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank’s portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability.

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

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2018 and 2017, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

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

The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2018 and 2017, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2018 and 2017.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2018, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of December 31, 2018 and 2017.

	2018	2017
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$15	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	9	12
Total past due	26	22
Total current loans	3,058	2,065
Total mortgage loans	$3,084	$2,087
In process of foreclosure, included above(2)	$3	$3
Nonaccrual loans	$9	$12
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.31%	0.59%

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

The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2018, 2017, and 2016.

The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

	2018	2017
Recorded investment, end of the period:
Individually evaluated for impairment	$7	$9
Collectively evaluated for impairment	3,077	2,078
Total recorded investment	$3,084	$2,087

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of December 31, 2018 and 2017. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of December 31, 2018, and a de minimis allowance for credit losses for loans individually evaluated for impairment as of December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	2018			2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$7	$7	$—	$9	$9	$—
With an allowance	—	—	—	—	—	—
Total	$7	$7	$—	$9	$9	$—

The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under the MPF Original and MPF Plus products as described below. For any mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less cost to sell, this excess is charged off as a loss by the end of the month in which the applicable time period elapses. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, in general within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. As a result of these charge-offs, the corresponding Allowance for Credit Losses on MPF Loans was reduced accordingly.

Mortgage Loans Evaluated at the Individual Master Commitment Level – The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to impaired mortgage loans that are considered collateral-dependent. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions or automated valuation models based on property characteristics as well as recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

provision for credit losses. For this component, the Bank had no allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2018, and a de minimis allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2017.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The analysis applies estimated loss severities and also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment to determine the Bank’s best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity for the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing pricing changes, are consistent with assumptions used for the Bank’s evaluation of its PLRMBS for OTTI. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of December 31, 2018 and 2017.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 as of December 31, 2018, and $3 as of December 31, 2017.

For more information related to the Bank’s accounting policies for collateral-dependent loans, see Note 1 – Summary of Significant Accounting Policies.

Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2018 and 2017, were repaid or are expected to be repaid according to the contractual terms.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits as of December 31, 2018 and 2017, were as follows:

	2018	2017
Interest-bearing deposits – Demand and overnight	$240	$263
Non-interest-bearing deposits	22	18
Total	$262	$281

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2018 and 2017, are detailed in the following table:

	2018		2017
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$240	2.10%	$263	1.10%
Non-interest-bearing deposits	22		18
Total	$262		$281

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

The par value of the outstanding consolidated obligations of the FHLBanks was $1,031,617 at December 31, 2018, and $1,034,260 at December 31, 2017. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2018, the Bank had qualifying assets totaling $109,027, and the Bank’s participation in consolidated obligations outstanding was $101,458.

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

•
Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates according to the terms of the bond offerings;

•
Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates according to the terms of the bond offerings;

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2018 and 2017.

	2018		2017
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$56,968	2.29%	$69,734	1.33%
After 1 year through 2 years	7,741	2.20	6,461	1.42
After 2 years through 3 years	2,842	2.08	2,785	1.74
After 3 years through 4 years	2,094	2.12	2,058	1.78
After 4 years through 5 years	600	2.56	1,994	2.15
After 5 years	2,091	3.03	2,076	2.80
Total par value	72,336	2.29%	85,108	1.41%
Unamortized premiums	3		9
Unamortized discounts	(10)		(11)
Valuation adjustments for hedging activities	(48)		(37)
Fair value option valuation adjustments	(5)		(6)
Total	$72,276		$85,063

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $11,285 at December 31, 2018, and $9,612 at December 31, 2017. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,660 at December 31, 2018, and $6,406 at December 31, 2017. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds at December 31, 2018 and 2017, was as follows:

	2018	2017
Par value of consolidated obligation bonds:
Non-callable	$61,051	$75,496
Callable	11,285	9,612
Total par value	$72,336	$85,108

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2018 and 2017, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2018	2017
Within 1 year	$65,878	$78,606
After 1 year through 2 years	5,626	5,326
After 2 years through 3 years	616	935
After 3 years through 4 years	85	85
After 4 years through 5 years	70	55
After 5 years	61	101
Total par value	$72,336	$85,108

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2018		2017
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$29,273	2.32%	$30,494	1.24%
Unamortized discounts	(91)		(54)
Total	$29,182		$30,440

(1)	Represents yield to maturity excluding concession fees.

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2018 and 2017, are detailed in the following table.

	2018	2017
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,735	$17,967
Adjustable rate	53,668	66,276
Step-up	1,558	565
Step-down	275	200
Range bonds	100	100
Total bonds, par value	72,336	85,108
Discount notes, par value	29,273	30,494
Total consolidated obligations, par value	$101,609	$115,602

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2018 or 2017. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.

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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2018, 2017, or 2016. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2018, 2017, or 2016.

The Bank’s total AHP assessments equaled $43, $45, and $86 during 2018, 2017, and 2016, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2018	2017	2016
Balance, beginning of the period	$204	$205	$172
AHP assessments	43	45	86
AHP voluntary contributions	3	7	—
AHP grant payments	(68)	(53)	(53)
Balance, end of the period	$182	$204	$205

All subsidies were distributed in the form of direct grants in 2018, 2017, and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 14 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2018, 2017, and 2016:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2015	$—	$43	$(14)	$(14)	$15
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(2)	(2)
Non-credit-related OTTI loss		(17)	—		(17)
Net change in fair value	—	103			103
Accretion of non-credit-related OTTI loss			5		5
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		7	—		7
Net current period other comprehensive income/(loss)	—	93	5	(2)	96
Balance, December 31, 2016	—	136	(9)	(16)	111
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				3	3
Non-credit-related OTTI loss		(4)	—		(4)
Net change in fair value	—	195			195
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		10	—		10
Net current period other comprehensive income/(loss)	—	201	3	3	207
Balance, December 31, 2017	—	337	(6)	(13)	318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(4)	(4)
Non-credit-related OTTI loss		(14)	—		(14)
Net change in fair value	(32)	(38)			(70)
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		2	—		2
Net current period other comprehensive income/(loss)	(32)	(50)	3	(4)	(83)
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235

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

As of December 31, 2018 and 2017, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2018		2017
	Required	Actual	Required	Actual
Risk-based capital	$1,899	$6,522	$2,023	$6,797
Total regulatory capital	$4,373	$6,522	$4,935	$6,797
Total regulatory capital ratio	4.00%	5.97%	4.00%	5.51%
Leverage capital	$5,466	$9,783	$6,169	$10,195
Leverage ratio	5.00%	8.95%	5.00%	8.26%

The Bank’s capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank’s Board of Directors and the Finance Agency.

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

The Bank has a cooperative ownership structure under which members, former members, and certain other nonmembers own the Bank’s capital stock. Former members and certain other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the relevant five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements. Capital stock cannot be issued, repurchased, redeemed, or transferred except between the Bank and its members (or their affiliates and successors) at the capital stock's par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal, and the Bank will redeem or repurchase only the amounts that are in excess of the capital stock required to support activity (advances and mortgage loans) that may remain outstanding after the five-year redemption period has expired. In both cases, the Bank will only redeem or repurchase capital stock if certain statutory and regulatory conditions are met. In accordance with the Bank’s current practice, if activity-based capital stock becomes excess capital stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock at its discretion, subject to certain statutory and regulatory conditions.

The Bank had mandatorily redeemable capital stock totaling $227 outstanding to three institutions at December 31, 2018, and $309 outstanding to seven institutions at December 31, 2017. The change in mandatorily redeemable capital stock for the years ended December 31, 2018, 2017, and 2016, was as follows:

	2018	2017	2016
Balance at the beginning of the period	$309	$457	$488
Reclassified from/(to) capital during the period	2	2	56
Redemption of mandatorily redeemable capital stock	—	(75)	(28)
Repurchase of excess mandatorily redeemable capital stock	(84)	(75)	(59)
Balance at the end of the period	$227	$309	$457

Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $24, $32, and $60 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Contractual Redemption Period	2018	2017
After 1 year through 2 years	$224	$—
After 2 years through 3 years	—	306
Past contractual redemption date because of remaining activity(1)	3	3
Total	$227	$309

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

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

The Bank’s capital stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank’s obligation or ability to redeem outstanding capital stock, which include the following:

•
The Bank may not redeem any capital stock if, following the redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All of the Bank’s capital stock immediately becomes nonredeemable if the Bank fails to meet its minimum capital requirements.

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

•
In addition to being able to prohibit capital stock redemptions, the Bank’s Board of Directors has a right to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.

•
If, during the period between receipt of a capital stock redemption notice and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the capital stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after satisfaction of the Bank’s obligations to creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder's share of the total shares of capital stock, subject to any limitations that may be imposed by the Finance Agency. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank's shareholders, subject to any terms and conditions imposed by the Finance Agency.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory capital requirements. Based on Finance Agency interpretation, the classification of certain shares of the Bank’s capital stock as mandatorily redeemable does not affect the definition of total capital for purposes of: determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage-backed securities investment authority (300% of total capital), calculating its unsecured credit exposure to other GSEs (limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

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

The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 216% as of December 31, 2018.

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

The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. Prior to July 2017, the Bank’s Framework had three categories of restricted retained earnings: Valuation Adjustments, Other (which represented a targeted amount), and the Joint Capital Enhancement (JCE) Agreement. Under the Framework, the Bank’s required amount of restricted retained earnings was determined using the Bank’s retained earnings methodology. As determined using the Bank’s methodology, from July 2015 to January 2017, the Bank’s restricted retained earnings requirement was $2,000, and from January 2017 to July 2017, the Bank’s restricted retained earnings requirement was $2,300.

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

The following tables summarize the activity related to retained earnings for the years ended December 31, 2018 and 2017:

		Restricted Retained Earnings Related to:
	Unrestricted Retained Earnings	Valuation Adjustments	Other	Joint Capital Enhancement Agreement	Total Restricted Retained Earnings	Total Retained Earnings
Balance, December 31, 2016	$888	$18	$1,650	$500	$2,168	$3,056
Net income	198	3	100	75	178	376
Cash dividends on capital stock	(187)					(187)
Transfers from restricted retained earnings	1,771	(21)	(1,750)	—	(1,771)	—
Balance, December 31, 2017	$2,670	$—	$—	$575	$575	$3,245
Net income	288	—	—	72	72	360
Cash dividends on capital stock	(259)					(259)
Balance, December 31, 2018	$2,699	$—	$—	$647	$647	$3,346

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

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2018, the Bank’s excess capital stock totaled $166, or 0.15% of total assets.

In 2018, the Bank paid dividends at an annualized rate of 8.51%, totaling $283, including $259 in dividends on capital stock and $24 in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends, totaling $233, and a special dividend in the amount of $50, which included $46 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock. In 2017, the Bank paid dividends at an annualized rate of 7.50%, totaling $219, including $187 in dividends on capital stock and $32 in dividends on mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

On February 21, 2019, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2018 at an annualized rate of 7.00%, totaling $54, including $50 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 21, 2019. The Bank expects to pay the dividend on March 14, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2019.

Excess Capital Stock – The Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days’ written notice; however, the shareholder may waive this notice period. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank repurchased $1,753 and $414 in excess capital stock during 2018 and 2017, respectively.

The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2018 and 2017, the Bank redeemed a de minimis amount and $75, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

On April 9, 2018, the Bank’s Board of Directors revised the Framework to change the Bank’s practice of repurchasing the surplus capital stock of all members and the excess capital stock of all former members from a quarterly schedule to a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. Effective April 24, 2018, the Bank began calculating the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. All repurchases of capital stock are at the Bank’s discretion, subject to certain statutory and regulatory requirements and to the Bank’s Risk Management Policy, Capital Plan, and the Framework.

Excess capital stock totaled $166 and $493 as of December 31, 2018 and 2017, respectively.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2018 or 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018		2017
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$456	14%	$205	6%
Charles Schwab Corporation
Charles Schwab Bank	17	1	405	11
Charles Schwab Signature Bank	15	—	—	—
Subtotal Charles Schwab Bank	32	1	405	11
Subtotal	488	15	610	17
Others	2,688	85	2,942	83
Total	$3,176	100%	$3,552	100%

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

Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees that meet certain eligibility criteria. Changes in health care cost trend rates will not have a material effect on the Bank's accumulated postretirement benefit obligation or service and interest costs because benefit plan premiums are generally paid by the retirees.

The following table summarizes the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2018 and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018			2017
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the period	$57	$21	$2	$51	$21	$2
Service cost	3	2	—	3	2	—
Interest cost	2	1	—	2	1	—
Actuarial (gain)/loss	(2)	(2)	—	2	—	—
Settlements	—	(1)	—	—	(3)	—
Benefits paid	(2)	(2)	—	(1)	—	—
Benefit obligation, end of the period	58	19	2	57	21	2
Change in plan assets
Fair value of plan assets, beginning of the period	63	—	—	53	—	—
Actual return on plan assets	(4)	—	—	9	—	—
Settlements	—	(1)	—	—	(3)	—
Employer contributions	—	3	—	2	3	—
Benefits paid	(2)	(2)	—	(1)	—	—
Fair value of plan assets, end of the period	57	—	—	63	—	—
Funded status at the end of the period	$(1)	$(19)	$(2)	$6	$(21)	$(2)

Amounts recognized in other assets/(liabilities) in the Statements of Condition at December 31, 2018 and 2017, are shown as the funded status at the end of the period in the table above.

Amounts recognized in AOCI at December 31, 2018 and 2017, consist of:

	2018			2017
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$17	$1	$(1)	$11	$3	$(1)

The following table presents information for pension plans with assets in excess of benefit obligations and for pension plans with benefit obligations in excess of plan assets at December 31, 2018 and 2017.

	2018			2017
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$58	$19	$2	$57	$21	$2
Accumulated benefit obligation	57	19	2	56	20	2
Fair value of plan assets	57	—	—	63	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2018, 2017, and 2016, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018			2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$3	$2	$—	$3	$2	$—	$3	$1	$—
Interest cost	2	1	—	2	1	—	1	1	—
Expected return on plan assets	(5)	—	—	(4)	—	—	(3)	—	—
Amortization of net loss/(gain)	—	—	—	1	—	—	1	—	—
Settlement loss	—	—	—	—	—	—	—	1	—
Net periodic benefit cost	—	3	—	2	3	—	2	3	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	6	(2)	—	(2)	—	—	3	1	—
Amortization of net loss/(gain)	—	—	—	(1)	—	—	(1)	—	—
Prior service cost recognized due to settlement loss	—	—	—	—	—	—	—	(1)	—
Total recognized in other comprehensive income	6	(2)	—	(3)	—	—	2	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$6	$1	$—	$(1)	$3	$—	$4	$3	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2019 are as follows:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Estimated net gain/(loss)	$1	$—	$—

Weighted average assumptions used to determine the benefit obligations at December 31, 2018 and 2017, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2018			2017
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.75%	3.75%	4.00%	3.25%	3.25%	3.50%
Rate of salary increase	3.00% through 2019, 4.00% thereafter	3.00% through 2019, 4.00% thereafter	—	3.00% through 2018, 4.00% thereafter	3.00% through 2018, 4.00% thereafter	—

Weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2018, 2017, and 2016, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018			2017			2016
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	3.25%	3.25%	3.50%	3.50%	3.50%	4.00%	3.75%	3.75%	4.00%
Rate of salary increase	3.00% through 2018, 4.00% thereafter	3.00% through 2018, 4.00% thereafter	—	3.00% through 2017, 4.00% thereafter	3.00% through 2017, 4.00% thereafter	—	3.00% through 2016 4.00% thereafter	3.00% through 2016 4.00% thereafter	—
Expected return on plan assets	7.75%	—	—	7.75%	—	—	7.75%	—	—

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

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2018 and 2017, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

	2018				2017
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Equity mutual funds	33	—	—	33	40	—	—	40
Fixed income mutual funds	19	—	—	19	18	—	—	18
Real estate mutual funds	2	—	—	2	2	—	—	2
Other mutual funds	2	—	—	2	2	—	—	2
Total	$57	$—	$—	$57	$63	$—	$—	$63

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

The Cash Balance Plan's weighted average asset allocation at December 31, 2018 and 2017, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2018	2017
Cash and cash equivalents	3%	2%
Equity mutual funds	57	63
Fixed income mutual funds	33	28
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%

The Bank made no contributions in 2018 and expects to contribute $3 in 2019 to the Cash Balance Plan. The Bank contributed $3 in 2018 and expects to contribute $2 in 2019 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2019	$3	$2	$—
2020	3	3	—
2021	4	—	—
2022	4	5	—
2023	21	3	—
2024 – 2028	20	19	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2018, 2017, and 2016, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2018, 2017, and 2016, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan consists of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2018, 2017, and 2016, was $41, $44, and $37, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including senior officers. Other liabilities include $14 and $13 for incentive compensation at December 31, 2018 and 2017, respectively.

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

The advances-related business consists of advances and other credit products, related financing and hedging instruments, other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2018, 2017, and 2016.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2018	$320	$291	$611	$(1)	$(13)	$24	$601	$(11)	$187	$403
2017	234	325	559	—	(40)	32	567	78	224	421
2016	154	338	492	(7)	(32)	60	471	485	158	798

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income totaled $81, $93, and $101 for the years ended December 31, 2018, 2017, and 2016, respectively. The mortgage-related business does not include credit-related OTTI losses of $11, $16, and $16 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents total assets by operating segment at December 31, 2018, 2017, and 2016.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2018	$88,272	$21,054	$109,326
2017	103,426	19,959	123,385
2016	74,018	17,923	91,941

Note 18 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances or the issuance of consolidated obligations to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and consolidated obligations are transacted and generally have the same maturity dates as the related hedged instrument. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction either directly with the executing bank or broker-dealer or on a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization or clearinghouse once the derivative transaction has been accepted for clearing. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

The Bank executes callable swaps in conjunction with the issuance of certain consolidated obligations to create funding that is economically equivalent to fixed rate callable bonds. Although these derivatives are economic h

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

edges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment.

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

For more information related to the Bank’s accounting policies for derivatives, see Note 1 – Summary of Significant Accounting Policies.

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2018 and 2017. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2018			2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$40,504	$20	$93	$24,270	$92	$27
Total	40,504	20	93	24,270	92	27
Derivatives not designated as hedging instruments:
Interest rate swaps	59,398	65	54	73,760	81	57
Interest rate caps and floors	1,563	1	—	1,563	1	1
Mortgage delivery commitments	12	—	—	16	—	—
Total	60,973	66	54	75,339	82	58
Total derivatives before netting and collateral adjustments	$101,477	86	147	$99,609	174	85
Netting adjustments and cash collateral(1)		99	(137)		(91)	(84)
Total derivative assets and total derivative liabilities		$185	$10		$83	$1

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $257 and $10 at December 31, 2018 and 2017, respectively. Cash collateral received and related accrued interest was $22 and $18 at December 31, 2018 and 2017, respectively.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps	$(7)	$(1)	$(2)
Total net gain/(loss) related to fair value hedge ineffectiveness	(7)	(1)	(2)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	15	8	39
Interest rate caps and floors	—	(5)	(1)
Net settlements	(13)	(40)	(32)
Mortgage delivery commitments	13	24	5
Total net gain/(loss) related to derivatives not designated as hedging instruments	15	(13)	11
Price alignment amount(1)	(3)	—	—
Net gain/(loss) on derivatives and hedging activities	$5	$(14)	$9

(1)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2018, 2017, and 2016.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain /(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2018:
Advances	$(53)	$56	$3	$51
AFS securities	(98)	90	(8)	3
Consolidated obligation bonds	(13)	11	(2)	(20)
Total	$(164)	$157	$(7)	$34
Year ended December 31, 2017:
Advances	$63	$(66)	$(3)	$(27)
Consolidated obligation bonds	(41)	43	2	27
Total	$22	$(23)	$(1)	$—
Year ended December 31, 2016:
Advances	$63	$(62)	$1	$(55)
Consolidated obligation bonds	(135)	132	(3)	180
Total	$(72)	$70	$(2)	$125

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2018, was $67, for which the Bank had posted cash collateral of $58 in the ordinary course of business.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2018 and 2017.

	2018			2017
	Derivative Instruments Meeting Netting Requirements			Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities

Derivative Assets
Uncleared	$83	$(82)	$1	$35	$(33)	$2
Cleared	3	181	184	139	(58)	81
Total			$185			$83
Derivative Liabilities
Uncleared	$129	$(119)	$10	$29	$(28)	$1
Cleared	18	(18)	—	56	(56)	—
Total			$10			$1

Note 19 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2018 and 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2018 and 2017. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$13	$13	$13	$—	$—	$—
Interest-bearing deposits	2,555	2,555	2,555	—	—	—
Securities purchased under agreements to resell	7,300	7,299	—	7,299	—	—
Federal funds sold	3,845	3,846	—	3,846	—	—
Trading securities	661	661	—	661	—	—
AFS securities	6,931	6,931	—	3,774	3,157	—
HTM securities	11,089	11,047	—	10,362	685	—
Advances	73,434	73,462	—	73,462	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,066	2,975	—	2,975	—	—
Accrued interest receivable	133	133	—	133	—	—
Derivative assets, net(1)	185	185	—	86	—	99
Other assets(2)	16	16	16	—	—	—
Liabilities
Deposits	262	262	—	262	—	—
Consolidated obligations:
Bonds	72,276	72,079	—	72,079	—	—
Discount notes	29,182	29,178	—	29,178	—	—
Total consolidated obligations	101,458	101,257	—	101,257	—	—
Mandatorily redeemable capital stock	227	227	227	—	—	—
Borrowings from other FHLBanks	250	250	—	250	—	—
Accrued interest payable	155	155	—	155	—	—
Derivative liabilities, net(1)	10	10	—	147	—	(137)
Other
Standby letters of credit	27	27	—	27	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$31	$31	$31	$—	$—	$—
Interest-bearing deposits	1,115	1,115	1,115	—	—	—
Securities purchased under agreements to resell	11,750	11,750	—	11,750	—	—
Federal funds sold	11,028	11,029	—	11,029	—	—
Trading securities	1,164	1,164	—	1,164	—	—
AFS securities	3,833	3,833	—	—	3,833	—
HTM securities	14,680	14,704	—	13,697	1,007	—
Advances	77,382	77,437	—	77,437	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,076	2,075	—	2,075	—	—
Accrued interest receivable	119	119	—	119	—	—
Derivative assets, net(1)	83	83	—	174	—	(91)
Other assets(2)	9	9	9	—	—	—
Liabilities
Deposits	281	281	—	281	—	—
Consolidated obligations:
Bonds	85,063	84,938	—	84,938	—	—
Discount notes	30,440	30,437	—	30,437	—	—
Total consolidated obligations	115,503	115,375	—	115,375	—	—
Mandatorily redeemable capital stock	309	309	309	—	—	—
Accrued interest payable	116	116	—	116	—	—
Derivative liabilities, net(1)	1	1	—	85	—	(84)
Other
Standby letters of credit	19	19	—	19	—	—

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2018:

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

As of December 31, 2018, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2018 and 2017, by level within the fair value hierarchy.

December 31, 2018
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$656	$—	$—	$656
MBS:
Other U.S. obligations – Ginnie Mae	—	5	—	—	5
Total trading securities	—	661	—	—	661
AFS securities:
GSEs - multifamily	—	3,774	—	—	3,774
PLRMBS	—	—	3,157	—	3,157
Total AFS securities	—	3,774	3,157	—	6,931
Advances(2)	—	5,133	—	—	5,133
Derivative assets, net: interest rate-related	—	86	—	99	185
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$9,654	$3,157	$99	$12,926
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,019	$—	$—	$2,019
Derivative liabilities, net: interest rate-related	—	147	—	(137)	10
Total recurring fair value measurements – Liabilities	$—	$2,166	$—	$(137)	$2,029
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2017
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,158	$—	$—	$1,158
MBS:
Other U.S. obligations – Ginnie Mae	—	6	—	—	6
Total trading securities	—	1,164	—	—	1,164
AFS securities:
PLRMBS	—	—	3,833	—	3,833
Total AFS securities	—	—	3,833	—	3,833
Advances(2)	—	6,431	—	—	6,431
Derivative assets, net: interest rate-related	—	174	—	(91)	83
Other assets	9	—	—	—	9
Total recurring fair value measurements – Assets	$9	$7,769	$3,833	$(91)	$11,520
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$949	$—	$—	$949
Derivative liabilities, net: interest rate-related	—	85	—	(84)	1
Total recurring fair value measurements – Liabilities	$—	$1,034	$—	$(84)	$950
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$3	$—	$3
Total nonrecurring fair value measurements – Assets	$—	$—	$3	$—	$3

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at December 31, 2018 and 2017.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2018 and 2017.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2018 and 2017.

The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Balance, beginning of the period	$3,833	$4,489	$5,414
Total gain/(loss) realized and unrealized included in:
Interest income	81	92	102
Net OTTI loss, credit-related	(11)	(16)	(16)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(38)	195	103
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(12)	6	(10)
Settlements	(708)	(933)	(1,104)
Transfers of HTM securities to AFS securities	12	—	—
Balance, end of the period	$3,157	$3,833	$4,489
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$70	$75	$84

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$6,431	$949	$3,719	$1,507	$3,677	$4,233
New transactions elected for fair value option	1,918	1,313	3,657	1,185	947	685
Maturities and terminations	(3,192)	(245)	(918)	(1,745)	(878)	(3,420)
Net gain/(loss) from changes in fair value recognized in earnings	(25)	(4)	(31)	—	(27)	13
Change in accrued interest	1	6	4	2	—	(4)
Balance, end of the period	$5,133	$2,019	$6,431	$949	$3,719	$1,507

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2018, 2017, and 2016. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2018 and 2017:

	2018			2017
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,162	$5,133	$(29)	$6,447	$6,431	$(16)
Consolidated obligation bonds	2,024	2,019	(5)	955	949	(6)

(1)	At December 31, 2018 and 2017, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2018, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,031,617 at December 31, 2018, and $1,034,260 at December 31, 2017. The par value of the Bank’s participation in consolidated obligations was $101,609 at December 31, 2018, and $115,602 at December 31, 2017.

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

The regulation also provides that the Finance Agency may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

Off-balance sheet commitments as of December 31, 2018 and 2017, were as follows:

	2018			2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$13,661	$4,418	$18,079	$12,910	$3,240	$16,150
Commitments to fund additional advances	—	—	—	1	—	1
Commitments to issue consolidated obligation discount notes, par	350	—	350	134	—	134
Commitments to issue consolidated obligation bonds, par	—	—	—	595	—	595
Commitments to purchase mortgage loans	12	—	12	16	—	16

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 14 days to 15 years, including a final expiration in 2033. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $27 at December 31, 2018, and $19 at December 31, 2017. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of December 31, 2018 and 2017.

Commitments to fund advances totaled $1 at December 31, 2017. There were no commitments to fund advances at December 31, 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of December 31, 2018 and 2017.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank charged operating expenses for net rental and related costs of approximately $10, $7, and $6 for the years ended December 31, 2018, 2017, and 2016, respectively. Future minimum rentals at December 31, 2018, were as follows:

Year	Equipment Capital Leases	Premises Operating Leases
2019	$2	$8
2020	2	8
2021	2	8
2022	1	8
2023	—	8
Thereafter	—	70
Total	$7	$110

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

Note 21 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members and Nonmembers. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank’s capital requirements. (For further information on concentration risk, see Note 15 – Capital and Note 8 – Advances).

Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ending December 31, 2018, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may invest in Federal funds sold, interest-bearing deposits, commercial paper, and MBS and executes derivative transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank’s advances pricing. As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions were executed at market rates.

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

	December 31, 2018	December 31, 2017
Assets:
Advances	$4,192	$3,072
Mortgage loans held for portfolio	11	13
Accrued interest receivable	7	5
Liabilities:
Deposits	$11	$3
Capital:
Capital Stock	$149	$126

	For the Years Ended December 31,
	2018	2017	2016
Interest Income:
Advances	$81	$41	$35
Mortgage loans held for portfolio	1	1	1

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and a de minimis amount at December 31, 2018 and 2017, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2018, 2017, and 2016, the Bank extended overnight loans to other FHLBanks for $780, $1,505, and $505, respectively. During the years ended December 31, 2018, 2017, and 2016, the Bank borrowed $2,020, $240, and $2,490, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis in any period in this report.

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2018, 2017, and 2016, the Bank recorded $2, $1, and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which was recorded in the Statements of Income as other expense.

In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the years ended December 31, 2018, 2017, and 2016, the Bank recorded a de minimis amount in MPF counterparty fee income from the FHLBank of Chicago, which was recorded in the Statements of Income as other income.

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2018, 2017, and 2016, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.

Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Professional and contract services	$37	$39	$47
Travel	2	2	2
Occupancy	10	7	6
Equipment	12	16	13
Other	6	6	6
Total	$67	$70	$74

Note 23 — Subsequent Events

There were no material subsequent events identified, subsequent to December 31, 2018, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2018 and 2017, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$703	$640	$621	$596
Interest expense	557	487	467	448
Net interest income	146	153	154	148
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	(15)	7	5	(8)
Other expense	49	46	43	49
Assessments	9	12	12	10
Net income/(loss)	$73	$102	$104	$81
Dividends declared per share(1)	$3.39	$1.76	$1.75	$1.73
Annualized dividend rate(1)	13.44%	7.00%	7.00%	7.00%

(1)	In the fourth quarter of 2018, the amount of dividends declared per share includes a special dividend of $1.62 at an annualized dividend rate of 6.44%.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$485	$434	$366	$315
Interest expense	342	288	222	181
Net interest income	143	146	144	134
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	(14)	(4)	(16)	112
Other expense	54	51	39	80
Assessments	8	10	9	18
Net income/(loss)	$67	$81	$80	$148
Dividends declared per share	$1.76	$1.75	$1.73	$2.28
Annualized dividend rate	7.00%	7.00%	7.00%	9.08%

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2018, 2017, and 2016, are included in the tables below.

(In millions)	2018	2017	2016
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$656	$1,158	$2,058
MBS:
Other U.S. obligations – Ginnie Mae	5	6	8
Total trading securities	661	1,164	2,066
AFS securities:
MBS:
GSEs:
Freddie Mac	407	—	—
Fannie Mae	3,367	—	—
PLRMBS	3,157	3,833	4,489
Total AFS securities	6,931	3,833	4,489
HTM securities:
Certificates of deposits	—	500	1,350
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	100	187	225
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	609	751	951
GSEs:
Freddie Mac	5,450	6,690	4,349
Fannie Mae	4,341	5,731	6,095
PLRMBS	589	821	1,157
Total HTM securities	11,089	14,680	14,127
Total securities	18,681	19,677	20,682
Securities purchased under agreements to resell	7,300	11,750	15,500
Federal funds sold	3,845	11,028	4,214
Interest-bearing deposits	2,555	1,115	590
Total investments	$32,381	$43,570	$40,986

As of December 31, 2018, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$656	$—	$—	$—	$656
MBS:
Other U.S. obligations – Ginnie Mae	—	1	4	—	5
Total trading securities	656	1	4	—	661
Yield on trading securities	2.59%	3.51%	3.50%	—%	2.60%
AFS securities:
MBS:
GSEs multifamily:
Freddie Mac	—	—	—	407	407
Fannie Mae	—	—	1,073	2,294	3,367
Subtotal GSEs multifamily	—	—	1,073	2,701	3,774
PLRMBS	—	—	—	3,157	3,157
Total AFS securities	—	—	1,073	5,858	6,931
Yield on AFS securities	—%	—%	3.58%	5.62%	5.29%
HTM securities:
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	—	100	100
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	—	—	1	608	609
GSEs single-family:
Freddie Mac	—	1	6	1,499	1,506
Fannie Mae	—	1	11	2,586	2,598
Subtotal GSEs single-family	—	2	17	4,085	4,104
GSEs multifamily:
Freddie Mac	—	368	3,576	—	3,944
Fannie Mae	—	31	1,712	—	1,743
Subtotal GSEs multifamily	—	399	5,288	—	5,687
PLRMBS	—	—	20	569	589
Total HTM securities	—	401	5,326	5,362	11,089
Yield on HTM securities	6.92%	2.84%	2.73%	2.96%	2.84%
Total securities	656	402	6,403	11,220	18,681
Yield on total securities	2.59%	2.84%	2.88%	4.31%	3.72%
Securities purchased under agreements to resell	7,300	—	—	—	7,300
Federal funds sold	3,845	—	—	—	3,845
Interest-bearing deposits	2,555	—	—	—	2,555
Total investments	$14,356	$402	$6,403	$11,220	$32,381

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2018	2017	2016	2015	2014
30 - 59 days delinquent	$15	$8	$7	$10	$12
60 - 89 days delinquent	2	2	3	5	5
90 days or more delinquent	9	12	15	18	22
Total past due	26	22	25	33	39
Total current loans	2,941	1,983	789	620	674
Total mortgage loans	$2,967	$2,005	$814	$653	$713
In process of foreclosure, included above(1)	$3	$3	$5	$7	$11
Nonaccrual loans	$9	$12	$15	$18	$22
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	0.86%	1.11%	3.12%	5.05%	5.47%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	0.32%	0.61%	1.83%	2.79%	3.13%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the unpaid principal balance of total mortgage loans outstanding.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2018	2017	2016	2015	2014
Balance, beginning of the period	$—	$—	$—	$1	$2
(Charge-offs)/recoveries	—	—	—	(2)	(1)
Provision for/(recovery of) credit losses	—	—	—	1	—
Balance, end of the period	$—	$—	$—	$—	$1
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	(0.03)%	(0.24)%	(0.05)%

For the past five years, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial.

Geographic Concentration of Mortgage Loans(1)

	December 31, 2018	December 31, 2017
California	91.42%	86.39%
Arizona	1.05	1.52
Texas	0.78	1.07
New York	0.71	1.33
Illinois	0.61	1.16
All others(2)	5.43	8.53
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 0.51% and 0.78% of the portfolio at December 31, 2018 and 2017, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2018, 2017, and 2016:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Outstanding at end of the period	$29,182	$30,440	$33,506	$41,704	$46,047	$19,190
Weighted average rate at end of the period	2.32%	1.24%	0.46%	2.28%	1.23%	0.67%
Daily average outstanding for the period	$29,644	$33,657	$33,504	$40,349	$25,927	$18,536
Weighted average rate for the period	1.81%	0.85%	0.41%	1.85%	0.94%	0.53%
Highest outstanding at any monthend	$42,509	$38,632	$42,244	$42,845	$46,047	$22,913

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank’s principal executive and principal financial officers and effected by the Bank’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:

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

During the three months ended December 31, 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PwC has advised the Bank that PwC covered persons had lending relationships with one Bank shareholder (referred to below as the “Lender”) that owned more than ten percent of the Bank’s capital stock during 2018. Under the Loan Rule, these lending relationships could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that based on its analysis, PwC remains objective and impartial despite matters that may ultimately be determined to be inconsistent with the criteria set out in the rules and regulations of the Securities and Exchange Commission (SEC) related to the Loan Rule, and therefore believes that it can continue to serve as the Bank’s independent registered public accounting firm. PwC also advised the Audit Committee that it believes that in light of its analysis, a reasonable investor possessing all the facts regarding the lending relationships described above and PwC audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the financial statements of the Bank as the independent registered public accounting firm. PwC has advised the Audit Committee that their views and conclusions are based in part on the following considerations:

•
the features of the holdings of the more than 10% shareholders, such as limited voting rights, demonstrate that their ownership of Bank capital stock does not call into question PwC’s objectivity and impartiality;

•	the covered persons do not play an active role in the conduct of the audit;

•	the Lender’s loan is from a syndicate of unrelated lenders, and the Lender cannot initiate any change to the terms of the loan without the agreement of a majority of the syndicate lenders; and

•
the lead audit partner has no reason to believe that the Lender has made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team.

In addition, PwC identified no aspects of the lending relationships involving the covered persons that would impact PwC’s objectivity and impartiality.

The Bank’s Audit Committee evaluated the information provided by PwC regarding the Loan Rule and in light of this information, assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members, and the composition of the Bank’s Board of Directors. In addition to the considerations listed above, the Audit Committee considered the following:

•	as of December 31, 2018, and as of the date of the filing of this Form 10-K, no officer or director of the Lender served on the Bank’s Board of Directors;

•
no individual officer or director of a member or independent director that serves on the Board of Directors has the ability to significantly influence the Bank based on the composition of the Board of Directors; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other borrower.

Based on this evaluation, the Audit Committee concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2018 and 2019, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2018 and 2019, two of which were public interest director positions.

The Bank holds elections each year for the director positions with terms ending at yearend, with new terms beginning the following January 1. For member director positions, members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For nonmember independent director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution's votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.

Candidates for member director positions are not nominated by the Bank’s Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the institutions eligible to participate in the election in the relevant state. Candidates for nonmember independent director positions are nominated by the Board, following consultation with the Bank’s Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Bank’s Governance Committee performs certain functions that are similar to the functions of a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be declared elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election must be declared elected by the Bank.

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

The term for each director position is four years (unless a shorter term is assigned by the Finance Agency for staggering purposes), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank’s Board performs a Board assessment that includes consideration of the directors' backgrounds, experience, expertise, Board service, and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors to serve on the Bank’s Board, as described in each director's biography below.

Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank’s Code of Conduct for Senior Officers, which applies to the president and senior vice presidents, and any amendments or waivers to the code are disclosed on the Bank’s website located at www.fhlbsf.com.

The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2019) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
John F. (Jack) Luikart, Chair(1)	69	2007	2021
Brian M. Riley, Vice Chair(2)(8)	54	2015	2022
Jeffrey K. Ball(3)(6)(8)	54	2018	2020
Bradley W. Beal(4)(7)(9)	65	2014	2019
Craig G. Blunden(5)(6)	71	2012	2019
Marangal (Marito) Domingo(5)	58	2018	2021
Melinda Guzman(1)(7)(9)	55	2009	2019
Simone Lagomarsino(5)(6)(7)(8)	57	2013	2020
Kevin Murray(1)	58	2008	2019
Robert F. Nielsen(1)(6)(7)	72	2009	2020
Joan Opp(5)(6)(8)(9)	52	2018	2021
F. Daniel Siciliano(1)(8)	48	2017	2020
Scott C. Syphax(1)(9)	55	2002	2022
Virginia A. Varela(5)	59	2019	2022
John T. Wasley(1)(7)(9)	57	2007	2021

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

(5)	Elected by the Bank’s California members eligible to vote. Mr. Blunden also served as a California director from January 28, 1999, to December 31, 2006.

(6)	Member of the Audit Committee in 2019.

(7)	Member of the Compensation and Human Resources Committee in 2019.

(8)	Member of the Audit Committee in 2018.

(9)	Member of the Compensation and Human Resources Committee in 2018.

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

John F. (Jack) Luikart, Chair

John F. (Jack) Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been a trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004 and a board member of Wells Fargo Real Estate Investment Trust and Ohio Wesleyan University since 2014. He was senior advisor to the CEO of Red Capital Group from July 2011 to July 2012 and was chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank’s Board.

Brian M. Riley, Vice Chair

Brian M. Riley has been the president and chief executive officer of State Bank of Arizona (formerly Mohave State Bank), Lake Havasu City, Arizona, since March 2009. He has also served as director, president, and chief executive officer of State Bank Corp., the holding company for State Bank of Arizona, since March 2009. Mr. Riley has also served as a director of Clearinghouse CDFI, Lake Forest, California, since August 2018. He was the chief financial officer of Mohave State Bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current position as the principal executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank’s Board.

Jeffrey K. Ball

Jeffrey K. Ball is the founder of Friendly Hills Bank, Whittier, California, and has been its president, its chief executive officer, and a director, since 2006. He is also currently on the board of Data Center, Inc., a bank technology company based in Hutchinson, Kansas, where he serves as chairman of the Audit Committee. Mr. Ball previously was a member of the executive committee and board of directors of the American Bankers Association, where he served as chairman of the Government Relations Council Administrative Committee and as a member of the Grassroots Committee. He is a past chairman of the Western Bankers Association (formerly California Bankers Association), where he currently serves on the board of directors and is chairman of the Federal Government Relations Committee. He was the lead petitioner for the establishment of the Kinetic Academy Charter School in

Huntington Beach, California, where he currently serves as board chair, and also served by appointment as co-chairman of the Legal Services Trust Fund of the State Bar of California. Mr. Ball’s current position as the principal executive officer of a Bank member, his current position and experience as a board member and audit committee chairman of a financial technology company, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.

Bradley W. Beal

Bradley W. Beal has been a director of One Nevada Credit Union, Las Vegas, Nevada, since September 2017. He also served as president and chief executive officer of One Nevada Credit Union from February 1990 to March 2018. Prior to that, Mr. Beal was senior vice president operations, Nevada Federal Credit Union (now One Nevada Credit Union) since 1987, and prior to that, president of Nevada State Employees Federal Credit Union, Carson City, Nevada. Mr. Beal is a member of the American Institute of Certified Public Accountants, the Nevada CPA Society, and a former board member and chairman of the National Association of Federal Credit Unions. Mr. Beal's current position as a director of a Bank member, and his previous position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Beal's qualifications to serve on the Bank’s Board.

Craig G. Blunden

Craig G. Blunden has been chairman and chief executive officer of Provident Savings Bank and Provident Financial Holdings, Inc., Riverside, California, since 1991 and 1996, respectively. Mr. Blunden served as president of Provident Savings Bank and Provident Financial Holdings, Inc., from 1991 to June 2011 and from 1996 to June 2011, respectively. He previously served on the Bank’s Board from 1999 to 2006. He is currently on the board of directors of the Western Bankers Association. Mr. Blunden is a past chairman of the Western League of Savings Institutions and served on the Thrift Institutions Advisory Council of the Federal Reserve System for two years. Mr. Blunden's current position as the principal executive officer of a Bank member and its holding company and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Blunden's qualifications to serve on the Bank’s Board.

Marangal (Marito) Domingo

Marangal (Marito) Domingo has been the chief investment officer and chief credit officer of First Technology Federal Credit Union, Mountain View, California, since March 2013. Prior to that, he was executive vice president and chief financial officer of Pacific Trust Bank from 2011 to 2012. Mr. Domingo has over 20 years of experience in banking, including serving as chief financial officer for Doral Bank, senior vice president of finance of Treasury Bank, chief executive officer of Downey Savings, head of capital markets for Washington Mutual Bank, and treasurer for American Savings. He has also served on the Mortgage Bankers Association’s Residential Board of Governors, and as a member of the board of directors for the National Equity Fund (affordable housing), Greater Los Angeles Chamber of Commerce, and the Beaverton Education Foundation. Mr. Domingo’s current position as an executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Domingo’s qualifications to serve on the Bank’s Board.

Melinda Guzman

Melinda Guzman has been a chief executive officer of Melinda Guzman Professional Corporation, Sacramento, California, since 2009. She was a partner with Freeman & Guzman, LLP, a law firm in Sacramento, California, from 1999 to 2015. Prior to that, she was a partner with Diepenbrock, Wulff, Plant & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. She previously served on the Bank’s Board of Directors from April 2007 through December 2008. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank’s Board.

Simone Lagomarsino

Simone Lagomarsino has been president and chief executive officer of Luther Burbank Savings, Santa Rosa, California, since January 2019, and a director since November 2018. Previously, she was a director of Pacific Premier Bank, Irvine, California, and its holding company, Pacific Premier Bancorp, from April 2017 through November 2018. Ms. Lagomarsino has also been the president and chief executive officer of the Western Bankers Association (formerly California Bankers Association) since April 2017. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank in April 2017. She also held the position of president of Heritage Oaks Bank from January 2012 through December 2014. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous director and executive officer positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.

Kevin Murray

Kevin Murray has been a principal in The Murray Group, a legal and consulting firm, since its founding in December 2006. Since May 2011, Mr. Murray has served as the president and chief executive officer of the Weingart Center Association. Mr. Murray was senior vice president of the William Morris Agency, Beverly Hills, California, from January 2007 to June 2009, working primarily in the company's corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State Legislature, Mr. Murray practiced law. Mr. Murray's involvement in legislative matters relating to, among other things, the banking and insurance industries, his experience in law and corporate governance practices, and his management skills, as indicated by his background, support Mr. Murray's qualifications to serve on the Bank’s Board.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and was its chairman in 2011. He is also a past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank’s Board of Directors from 1999 to 2001 and from April 2007 through December 2008. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a former nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable housing rental properties) support Mr. Nielsen's qualifications to serve as a public interest director on the Bank’s Board. Mr. Nielsen is a principal shareholder and president of IDN1 Inc., which was created to invest in a multifamily tax credit property in Reno, Nevada. This property is owned by Northwest Partners, L.P., whose general partners are Santorini Corp., IDN1 Inc., and Community Services Agency Development Corporation, a nonprofit corporation under Internal Revenue Code Section 501(c)(3). Northwest Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on November 17, 2011. A plan of reorganization was confirmed by the court on February 25, 2013. Mr. Nielsen is also a managing member of Karen Partners, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by Karen Partners, L.P., whose general partners are Karen Partners, LLC, and Community Services Agency Development Corporation. Karen Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2011. On November 26, 2012, the automatic stay was rescinded, and this property was foreclosed upon on December 19, 2012. Mr. Nielsen is also a manager of Ridge Seniors, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit program in Henderson, Nevada. This property is owned by Ridge Partners L.P., whose general partners are Ridge Seniors, LLC, and Silver Sage Manor, Inc. On March 15, 2012, Ridge Partners L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court on December 5, 2013. Mr. Nielsen is also principal shareholder and president of SUP III, Inc., which is a general partner in a multifamily tax credit property in Las Vegas, Nevada. This property was owned by East Freemont II L.P., whose general partners are SUP III, Inc., and SPE 2, LLC. East Freemont II L.P. filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on June 21, 2012. The automatic stay was rescinded and this property was foreclosed upon on October 21, 2013.

Joan C. Opp

Joan C. Opp has been the president and chief executive officer of Stanford Federal Credit Union, Palo Alto, California, since May 2010. From February 2002 to April 2010, she was executive vice president and chief financial officer for Texas Trust Credit Union overseeing accounting, information technology, marketing and business services, as well as three credit union service organizations. Prior to that, Ms. Opp was a partner with the CPA firm of Clifton Gunderson, LLP, and is a Certified Public Accountant. Ms. Opp serves on the board of directors of CO-OP Financial. Ms. Opp’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Opp’s qualifications to serve on the Bank’s Board.

F. Daniel Siciliano

F. Daniel Siciliano is co-founder and fellow at Stanford’s Rock Center for Corporate Governance and is the current co-director of the Rock Center’s Directors’ College. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently the chair of the board of trustees of the American Immigration Council and on the planning committee of the We Robot Conference on AI, Robotics, and Public Policy. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chairman of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.

Scott C. Syphax

Scott C. Syphax has been the CEO of Syphax Strategic Inc., a management consulting and business development firm focused on the real estate development and community finance sector, since February 2017 and has served as chairman of Nehemiah Corporation of America, a community development corporation in Sacramento, California, since 2011. He previously held the position of chief executive officer of Nehemiah Corporation of America and its affiliates from 2001 to 2017, and was president from 2001 through June 2015. Mr. Syphax has also been a member of the Board of Directors of the Greenlining Institute since 2017. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chair of the Bank’s Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank’s Board.

Virginia A. Varela

Virginia A. Varela has been president and chief executive officer and a director of Golden Pacific Bank, Sacramento, California, and a director of its holding company, Golden Pacific Bancorp, since November 2013. Previously, Ms. Varela was chief operating officer of Bank of the Orient from June 2012 to August 2013, chief executive officer, president and a director of Bank of Rio Vista from December 2010 to July 2012, and president, chief operating officer, and a director of San Luis Trust Bank from September 2009 to November 2010. Ms. Varela has more than 25 years of experience within the banking industry, both as a community bank executive and as a former regulator. She has served as senior examiner for the Federal Reserve Bank of San Francisco and as assistant regional director in the Washington, D.C. headquarters for the Office of Thrift Supervision. Ms. Varela currently serves as a director of the Western Bankers Association. Ms. Varela’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Varela’s qualifications to serve on the Bank's Board.

John T. Wasley

John T. Wasley has been a consultant with Spencer Stuart, a global retained executive search firm, in their Los Angeles, California office, since 2017. Prior to that, he was a managing partner with Caldwell Partners, Los Angeles, California, from 2013 to 2017, and was a managing partner with Heidrick & Struggles, Los Angeles, California from June 2005 to 2013. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank’s Board of Directors from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous position as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions, and financial management, support Mr. Wasley's qualifications to serve on the Bank’s Board.

Executive Officers

J. Gregory Seibly

J. Gregory Seibly, 55, has been president and chief executive officer since May 2016. Prior to joining the Bank, he served as president of consumer banking at Umpqua Bank from its April 2014 merger with Sterling Financial Corporation (Sterling) until May 2016. From October 2009 to April 2014, he served as president and chief executive officer of Sterling and as a member of the board of directors. Before joining Sterling in 2007, he was president of U.S. Bank – California. With 30 years of industry experience, Mr. Seibly has also held executive-level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. He currently serves on the board of the Pacific Coast Bankers School.

Elena Andreadakis

Elena Andreadakis, 57, has been senior vice president, chief administrative officer since March 2017. Previously, Ms. Andreadakis was senior vice president and chief information officer from May 2011 to March 2017. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization.

Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Kevin A. Gong

Kevin A. Gong, 59, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Kenneth C. Miller

Kenneth C. Miller, 66, has been senior vice president and chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 61, has been senior vice president and general counsel since April 2005, and she has also served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986, was promoted to assistant vice president and associate general counsel in 1992, to vice president and associate general counsel in 1997, and to vice president and assistant general counsel in 2003.

Stephen P. Traynor

Stephen P. Traynor, 62, has been senior vice president, chief banking officer since March 2017. Previously, Mr. Traynor was senior vice president, member financial services and community investment, from July 2004 to March 2017. He joined the Bank in 1995 as assistant treasurer and was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Lisa Violet

Lisa Violet, 50, has been senior vice president and chief risk officer since April 2017. Prior to joining the Bank, Ms. Violet was the chief audit executive at Hitachi Data Systems from 2014 to 2017. Prior to her tenure at Hitachi Data Systems, she served in a number of senior positions in the banking industry, at institutions including Wells Fargo & Company and MUFG Union Bank, and was chief risk officer at the Bank of the Orient. Ms. Violet is a Chartered Accountant.

Gregory A. Ward

Gregory A. Ward, 49, has been senior vice president, chief audit executive since July 2017. Previously, Mr. Ward was senior vice president and director, internal audit, from January 2017 to July 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant and Certified Internal Auditor.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2018. Our named executive officers are our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s executive officers (the president and senior vice presidents, other than the Chief Audit Executive, for whom compensation is established by the Audit Committee). The Compensation Committee is also responsible for reviewing and making recommendations regarding compensation for the directors. For 2019 and 2018, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank’s compensation policies and practices for the Bank’s employees.

Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that an FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s board of directors for its review prior to the compensation decisions taking effect.

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

The Bank’s Executive Compensation Philosophy states that total compensation is intended to align the interests of the executives and key employees with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the executives and other key employees to remain employed with the Bank. The Bank’s Executive Compensation

Philosophy provides that total remuneration (base salary, short- and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.

Total Compensation is Intended to Reward Contribution to the Bank’s Corporate Goals and Performance Targets and Achievement of Individual Performance Goals. We have structured our executive compensation program to reward contributions by executives in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan, and achievement of individual performance goals. In addition to base salary, our cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank’s mission and other key objectives contained in the Bank’s strategic plans and who are responsible for the Bank’s performance. The Bank’s overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

Beginning with 2017, the Board replaced the Bank’s traditional short- and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combined short-term and long-term executive incentive programs into one omnibus incentive plan for all senior executive officers (the Executive Incentive Plan, “EIP”). See “Executive Incentive Plan” below for a discussion of the EIP for 2018. For information regarding the Bank’s traditional short-term executive incentive plans (e.g., the 2016 President’s Incentive Plan and the 2016 Executive Incentive Plan), see the discussion in “Item 11. Executive Compensation – Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016. For a discussion of the Bank’s traditional long-term executive incentive plan, see “Elements of Our Executive Compensation Program – Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2018, the Board adopted four corporate goals: the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity and Inclusion goal.

For 2018, the Risk Management goal was designed to focus management’s efforts on improving the Bank’s cyber-security threat management capabilities. This goal was intended to encourage management to advance and mature the Bank’s cyber-security threat management capabilities by enhancing cyber-security threat metrics, conducting table top internal and external threat exercises, operationalizing system hardening, and improving threat and vulnerability management.

The Franchise Enhancement goal for 2018 had three components. The first component of the 2018 Franchise Enhancement goal was a financial performance goal component, measuring the adjusted return on capital spread against a designated benchmark. This financial performance component recognized that among the many attributes of Bank membership, an adequate financial return on the private capital that members contribute to the cooperative is important to the members as shareholders. The financial performance goal component was expressed as a target percentage of adjusted return on capital spread (AROCS), which is the adjusted return on capital less the benchmark yield on capital. This component was based on the Bank’s 2018 financial plan. Achievement of the Meets (100% of target) level of 2.43% AROCS required that the Bank:

•	price advances such that balances are maintained without diluting financial return;

•	generate $267 million in spread earnings from the Bank’s portfolio of mortgage-backed securities and mortgage loans; and

•	manage operating costs within 2018 budget levels while continuing to meet all strategic and operating objectives.

This component was designed to be reasonably challenging to accomplish because, among other things, it required the Bank to generate significantly higher earnings than the 2018 financial plan’s “base case” projected earnings, without any increase in capital to reach and exceed the target level. Given the limited options the Bank has to increase earnings while staying within the Bank’s risk tolerances, the achievement of levels above target represented significant stretch objectives.

The second component of the 2018 Franchise Enhancement goal was designed to focus management on positioning the Bank to make meaningful and sustainable reductions in run-rate operating expenses beginning in 2018. The goal measured how closely actual 2018 core operating expenses aligned with the significant core operating expense reductions reflected in the Bank’s recommended 2018 operating expense and capital budget (which also represented significant reductions from 2017 operating expenses). The targets aimed to meet or improve upon the level of core expenses anticipated in the 2018 operating expense and capital budget. Core operating expenses excluded certain outside legal expenses, Mortgage Partnership Finance® Program servicing fees, and certain other expenses that were one-time in nature, or that were aimed at strategic initiatives that were approved by the Board after the approval of the 2018 budget.

The third component of the 2018 Franchise Enhancement goal was designed to focus management on member business by: (i) encouraging, maintaining, and increasing the volume of advances and letters of credit outstanding to members; and (ii) directing management to design and implement a program to elevate and expand the level of engagement with members and prospective members with the objective of increasing engagement with the Bank. The Board set the target achievement levels for the targeted advances and letters of credit volumes based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members in a safe and sound manner. The member business goal reflected the Bank’s belief that proactive engagement by the Bank with member financial institutions provides valuable information that is helpful to members in developing their strategic and tactical business plans, and also allows the Bank to better promote its array of products and services to its members.

Consistent with the Bank’s public policy purposes, the Community Investment goal for 2018 focused management on meeting the Bank’s objective to make available advances and credit programs that promote and assist housing and community economic development activities. These efforts both complement and constitute elements of the Bank’s core business and mission endeavors. The Community Investment goal for 2018 included achievement levels for the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and the number of members that participated in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2018.

The Diversity and Inclusion goal reflected the Bank’s belief that diversity and inclusion are integral to helping establish a high performing team. This goal specifically recognized that placing a high value on the individual skills, talents, ideas, viewpoints, and experiences of the Bank’s team members helps the Bank gain a broader perspective when it comes to meeting the diverse and changing needs of our members and the communities the Bank serves and that promoting vendor and supplier diversity at all levels of the Bank directly contributes to the Bank’s mission of fostering strong and vibrant communities through economic development opportunities.

For 2018, this goal focused the Bank on developing a 2018-2020 Diversity and Inclusion Strategic Plan (D&I Strategic Plan) that would apply to all aspects of the Bank’s business, including: (i) workforce; (ii) vendor management/supplier diversity; (iii) business services (capital markets and member services); and (iv) community investment. The D&I Strategic Plan would also include specific and measurable initiatives tied to strategic objectives and goals across the Bank, including: (i) the establishment of performance benchmarks and metrics; (ii) training and awareness initiatives; (iii) outreach and engagement activities; (iv) communication initiatives; and (v) associated timelines for the implementation of diversity and inclusion initiatives. The D&I Strategic Plan would also include specific, objective, and quantifiable goals across the Bank, and the Bank’s performance against these quantifiable goals would be measured.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2018 strategic objectives were to: lead with our mission – serving members and community; help build a great culture by investing in human capital, diversity, and inclusion; be a change leader for the benefit of our members and the System; enhance organizational efficiency and effectiveness; and maintain superior financial strength and flexibility.

The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2018, the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity and Inclusion goal) were weighted for each officer type (president, senior vice president, and senior vice president and chief risk officer) based on their respective roles and areas of oversight. The four Bank corporate goals were weighted at 80% in the aggregate and the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.

The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan for 2018 for the named executive officers.

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2018, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.

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

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies. Each element of compensation may vary somewhat above or below the market median for the related positions in the comparison groups. Furthermore, compensation levels for individual positions may also be adjusted to recognize additional factors, such as regional salary differences, recruitment or retention, special duties or responsibilities, sustained performance results, leadership succession planning, and/or internal equity considerations.

Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In September 2018,

McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; metro Federal Home Loan Banks (Atlanta, Chicago, and New York); and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives using commercial banks, specific job positions were used. When comparing Bank executives to executive roles at other Federal Home Loan Banks, overall functional heads were used. When using the $10 billion to $20 billion peer group, a direct comparison of top paid executives was made regardless of position. The Compensation Committee used the McLagan market data as a reference point for evaluating 2018 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our named executive officers, with a balanced combination of base salary and short- and long-term cash incentive compensation.

We believe that a balanced approach in delivering short- and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on achievement of both short- and long-term goals. Consistent with the Bank’s three-year strategic plans and its Executive Compensation Philosophy, long-term cash incentive compensation helps provide a competitive total cash compensation package and enhances the Bank’s ability to attract and retain key executives.

The Bank’s short-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank’s achievement of its goals and performance targets over a three-year period.

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

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank’s peer groups. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank’s achievements, or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. For the named executive officers, 2019 base salaries were increased from 2.8% to 7.1% relative to 2018 base salaries to appropriately align total remuneration with comparable positions in the financial services marketplace.

Executive Incentive Plan

Beginning with 2017, the Board adopted the EIP, which provides for an annual total incentive award (Annual Award) for a one-year performance period. Fifty percent (50%) of the Annual Award is earned and vested after the last day of the one-year performance period (Year-End Award). The remaining fifty percent (50%) of the Annual Award is deferred for a three-year performance period (Deferred Award). The EIP also provides for a one-time incentive award to address a payment gap in long-term executive incentive compensation in 2020 for the performance period from 2017-2019 (Gap Year Award), which arises because of the discontinuation in 2017 of the Bank’s traditional long-term executive incentive plan. The EIP replaces the Bank’s traditional short-term and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combines short-term and long-term executive incentive programs into one omnibus incentive plan for all senior executive officers.

The EIP is designed to attract and retain senior executive officers and to motivate and focus their efforts on achieving the Bank’s business plan and accomplishing its goals and objectives while maintaining the safety and soundness of the Bank. The EIP is a cash-based incentive plan that provides award opportunities based on achievement of performance goals and the satisfaction of certain qualifiers. The EIP is for the Bank’s senior executive officers (specifically for 2018, the president and each senior vice president, excluding the Chief Audit Executive, who participates in the Bank’s Audit Executive Incentive Plan).

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

The EIP provides that the Board will establish award levels prior to each of the performance periods for the Annual Awards and Deferred Awards. A performance period for an Annual Award is the one-calendar-year period over which fifty percent (50%) of the Annual Award can be earned and vested, i.e., the Year-End Award, (Annual Performance Period). The related Deferred Award can vest at completion of the following three-calendar-year performance period (Deferral Performance Period). For the Gap Year Award, the performance period is the three-year period beginning on January 1, 2017, and ending on December 31, 2019 (Gap Year Performance Period).

Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP, the Board will define “Threshold,” “Meets,” “Exceeds,” and “Far Exceeds” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. The EIP provides that in determining the appropriate performance goals and qualifiers, the Board will, among other things: balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.

Under the EIP for 2018, the Board established 2018 performance goals for the Annual Award which, as discussed above, were the Risk Management goal, Franchise Enhancement goal, Community Investment goal, and Diversity and Inclusion goal.

For the 2018 performance goals, the following table shows the goal weights for different categories of officers.

	CEO/SVPs		SVP, Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
Franchise Enhancement	40.0%	32.0%	25.0%	20.0%
Community Investment	20.0%	16.0%	10.0%	8.0%
Diversity and Inclusion	20.0%	16.0%	15.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%

For the Gap Year Award, executives are rewarded for the achievement of performance goals over a three-year performance period like the Bank’s traditional long-term cash incentive plans (i.e., the Bank’s Executive Performance Unit Plan or EPUP). For the Gap Year Award, the Gap Year Performance Period is from January 1, 2017, to December 31, 2019. The Gap Year Award performance goals, which are weighted and measured based on a 3-year average, relate to financial performance (AROCS) and risk management.

The following table shows the performance goals and goal weights for the Gap Year Award.

Goals	Goal Weight	Threshold	Meets (Target)	Exceeds	Far Exceeds
AROCS Goal (3-Year Average Spread Over Benchmark)	30%	2.18%	2.43%	2.68%	2.93%
Risk Management	70%	Based on the 3-year average of the actual Risk Management goal achievement levels for 2017, 2018, and 2019

For the EIP for 2018, performance goal measures range from 75% of target (threshold) to 150% of target (far exceeds).

The target achievement levels in the EIP for 2018 were designed to reward officers for achievement of the Bank’s corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The exceeds achievement level is an optimistic achievement level relative to the target level, and the far exceeds achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, taking into account each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2018 is intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

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

The following table shows the total incentive award opportunities for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2018.

	Annual Award as % of Compensation (Base Salary)				Year-End Award as % of Compensation (Base Salary)				Deferred Award as % of Compensation (Base Salary)
	Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds
CEO/SVPs	40%	80%	96%	100%	20%	40%	48%	50%	20%	40%	48%	50%

The following table shows the total incentive award opportunities for the Gap Year Award.

	Long-Term Incentive Award as a % of Compensation (Base Salary effective February 1, 2017)
Position	Threshold	Meets (Target)	Exceeds	Far Exceeds
CEO/SVPs	20%	40%	48%	50%

Fifty percent (50%) of the Annual Award, i.e., the Year-End Award, will become vested on the last day of the Annual Performance Period (as mentioned above) and the remaining fifty percent (50%) of the Annual Award that is treated as the Deferred Award will become vested on the last day of the Deferral Performance Period, provided that the Board determines that the performance goals for the Annual Award are achieved and the qualifiers for the Annual Performance Period are satisfied; and, with respect to the Deferred Award only, that the qualifiers for the Deferral Performance Period are satisfied. The Gap Year Award will become vested over a three-year Gap Year Performance Period (i.e., beginning on January 1, 2017, and ending on December 31, 2019), to the extent the Board determines the performance goals for the Gap Year Award are achieved and the qualifiers are satisfied.

Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases such as termination because of death or disability, retirement, reduction in force, department reorganization, substantial job modification, or termination for “Good Reason” or without “Cause,” and subject to certain conditions being met. In the case of termination of employment because of death or disability, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all other such cases of termination of employment, and subject to certain conditions being met, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination of employment and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period to the extent determined by the Board that the applicable performance goals are achieved and the qualifiers are satisfied.

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

The following are the performance qualifiers for 2018 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.

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

For additional information regarding awards granted under the EIP for 2018, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan

The Bank’s traditional long-term cash incentive plan is the EPUP. For 2018, the 2016 EPUP for the performance period 2016 through 2018 was in effect. As discussed above, beginning in 2017, the Bank discontinued offering its traditional long-term executive incentive plan (i.e., the EPUP) and instead included the long-term cash incentive component of the Bank’s executive compensation program in the EIP.

The EPUP was designed to reward our senior executives who are substantially responsible for the Bank’s overall long-term performance and who significantly contribute to and influence the Bank’s long-term goal achievements, which directly support the Bank’s three-year strategic plans. The purpose of the EPUP was also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards were based on the total weighted achievement level of the three-year average achievement levels of two annual Bank corporate goals during the relevant three-year performance period based on a scale of 0% to 150%, with 100% as the target achievement level. The Bank’s corporate goals for the 2016 EPUP included the adjusted return on capital spread goal (weighted at 30%) and the Risk Management goal (weighted at 70%).

The 2016 EPUP identified specific adjusted return on capital spread goal targets for each achievement level and provided that the adjusted return on capital spread goal achievement levels would be based on a comparison of the actual three-year average results with the three-year projected results from the Bank’s 2016 Strategic Plan. The 2016 EPUP also provided that the Risk Management goal achievement levels would be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual executive incentive plans in effect during the performance period, and would be measured at the end of the performance period.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage (the range of awards as a percentage of base salary, discussed below), which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For the 2016 EPUP, total weighted achievement levels range from 75% of target (threshold) to 150% of target (far exceeds), and the awards as a percentage of base salary for the president and senior vice presidents, based on the total weighted achievement level of Bank goals, are as follows: achievement level 150% of target, 50% of base salary; achievement level 125% of target, 48% of base salary; achievement level 100% of target, 40% of base salary; and achievement level 75% of target, 20% of base salary.

Under the 2016 EPUP, performance below the aggregate threshold achievement level normally would not result in an incentive award. The Board has discretion to modify any and all goal achievement levels, award determinations, and incentive payments to account for matters not specifically addressed in the plan. Under the 2016 EPUP, incentive compensation reductions may be made in, but are not limited to, the following circumstances: (i) if errors or omissions result in material revisions to the Bank’s financial results, information submitted to a regulatory or reporting agency, or information used to determine incentive compensation payouts; (ii) if information submitted to a regulatory or reporting agency is untimely; or (iii) if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

The actual achievement of Bank goals for the 2016 EPUP was subject to adjustment for changes in financial strategies or policies, any significant change in Bank membership, and other factors determined by the Board.

The 2016 EPUP provided that the impacts of credit-related other-than-temporary impairment charges would be excluded from the adjusted return on capital spread goal target, but the impacts of actual credit-related other-than-temporary impairment charges would be included in the adjusted return on capital spread goal performance measurement, and the impacts of dividend benchmark variances-to-plan would be excluded from the adjusted return on capital spread goal performance measurement.

The potential target award ranges as a percentage of base salary were intended to be consistent with delivering total compensation packages at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

The awards under the EPUPs are designed to be based in large part on the executive's ability to affect the Bank’s long-term performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

The 2016 EPUP provided that executive officers whose Bank employment is terminated because of voluntary normal retirement, disability, or death may receive a prorated award. In January 2017, the 2016 EPUP was amended to conform to the post-termination payment terms to those in the EIP, specifically to allow a pro rata portion of any award to be paid upon termination of employment during the relevant performance period due to: (a) “Retirement;” (b) a termination by participant for “Good Reason;” (c) a termination by the Bank without “Cause" due to the elimination of an individual job or position; (d) the elimination of one or more jobs or positions as a result of a reduction in force or department reorganization; or (e) a substantial job modification resulting in the incumbent being, in the judgment of the Bank, unqualified for or unable to perform the revised job. Like the EIP, and subject to certain conditions, pro rata portion of a plan award may be paid for the portion of the relevant performance period during which the participant was employed to the extent determined by the Board that the applicable performance metrics are satisfied. The amendments also provided that if a participant incurs a termination of employment during a performance period due to death or disability, a plan award will be paid for the portion of the relevant performance period during which the participant was employed based on the assumption the Bank would have achieved the “Meets” achievement level for the relevant performance period. The amendments further provided that if a “Change in Control” of the Bank occurs prior to the payment date of a plan award, then a final award will be paid on a prorated basis based on the assumption the Bank would have achieved the performance metrics at the “Meets” achievement level for the relevant performance period. The terms “Retirement,” “Good Reason,” “Meets” and “Change in Control” all have the meanings set forth in the EIP.

Except for payments in the case of death, disability or change in control, any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

Savings Plan

The Bank’s Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee's contribution (50% for employees with less than three years of service, 75% for employees with at least three years of service but less than five years of service, and 100% for employees following five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer matching contributions at all times.

For 2018, the maximum annual before-tax employee contribution to the Savings Plan was limited to $18,500 (or $24,500 for participants age 50 and over), and no more than $275,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund

The Bank began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2018, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $275,000.

The benefits under the Cash Balance Plan annual benefit component are fully vested after an employee completes three years of service. Vested amounts are generally payable in a lump sum or as an annuity when the employee leaves the Bank.

Prior to offering benefits under the Cash Balance Plan, the Bank participated in the Financial Institutions Retirement Fund (FIRF). The FIRF is a multiple-employer tax-qualified defined benefit pension plan. The Bank withdrew from the FIRF on December 31, 1995.

When the Bank withdrew from the FIRF, benefits earned under the FIRF as of December 31, 1995, were fully vested and the value of those benefits was then frozen. As of December 31, 1995, the FIRF calculated each participant's FIRF benefit based on the participant's then-highest three consecutive years' average pay multiplied by the participant's years of service multiplied by 2%, referred to as the frozen FIRF benefit. Upon retirement, participants will be eligible to receive their frozen FIRF benefits.

In addition, to preserve some of the value of the participant's frozen FIRF benefit, the Bank maintains the ratio of each participant's frozen FIRF age 65 annuity to the participant's highest three consecutive years' average pay as of December 31, 1995 (annuity ratio), which the Bank refers to as the net transition benefit component of the Cash Balance Plan. Upon retirement, each participant with a frozen FIRF benefit will receive a net transition benefit under the Cash Balance Plan that equals his or her highest three consecutive years' average pay at retirement multiplied by his or her annuity ratio minus the frozen FIRF benefit.

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

An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until distributed. Each year, employees may also elect to defer compensation earned over the IRC compensation limits to the BEP. For each year that a participant makes deferrals to the BEP, if the amount of the Bank’s matching contribution to a participant's account under the Savings Plan is limited because of the IRC compensation limitations, then the Bank will credit to the participant's BEP account an amount equal to the lost matching contribution (up to a maximum of 6% of base salary in the aggregate) under the Savings Plan (participant deferrals and Bank matching contributions are referred to herein as Supplemental BEP Savings Benefits). The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, the Bank froze the then-existing BEP (now referred to as the Original BEP) and implemented a new BEP conforming to IRC Section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments (referred to herein as the New BEP).

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

Effective January 1, 2005, in response to IRC Section 409A, the Bank froze the then-existing DCP (now referred to as the Original DCP) and implemented a new DCP, conforming to IRC Section 409A, which changed the participant election process related to the time and form of benefit payments (referred to herein as the New DCP).

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

A participant's deferred compensation and the Bank’s make-up Savings Plan matching contributions credited under the New DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of Savings Plan-related benefit payments from the New DCP are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s senior officers, including the named executive officers. This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance style benefit to the Bank’s senior officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation, including any deferrals under the Savings Plan, BEP, or DCP) and years of credited service as presented in the table below for years prior to 2018.

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

The SERP was amended in January 2018 to revise: (1) Schedule A to the SERP to provide that beginning with 2018, the amounts of the contribution (Contribution Credit) to be credited to the account of a participant covered by Schedule A to the SERP will be 20% of a participant’s total annual compensation for fewer than five years of credited service (Credited Service) and 25% of a participant’s total annual compensation for five years or more of Credited Service; and (2) Schedule C to the SERP to provide that beginning with 2018, the amounts of the Contribution Credit to be credited to the account of a participant in Schedule C will be 25% of a participant’s total annual compensation for fewer than five years of Credited Service and 35% of a participant’s total annual compensation for five years or more of Credited Service. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank or when the participant reaches age 62. The Bank’s senior officers, including the named executive officers, are participants in Schedule A and the president and chief executive officer is a participant in Schedule C. See the table below.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 5	25%	20%
5 or more	35%	25%

The SERP was also amended in January 2018 to provide the Board with discretionary authority for approving special contribution credits (Special Contribution Credits), which are additional credits to a participant’s account in an amount that may not exceed the participant’s target annualized compensation plus target Deferred Award and Gap Year Award under the EIP and any other long-term incentive compensation (the “pay limitation”) for the applicable calendar year. At any time, no more than three Special Contribution Credits may be approved for a single participant, and the pay limitation for each participant is adjusted annually for annual increases in the participant’s target compensation and long-term incentive pay. The Special Contribution Credits are not subject to the SERP’s total retirement income limitation described above.

Other Elements of Compensation

The Bank provides to all employees, including the named executive officers, health, dental, and vision insurance, and an employee assistance program for the employees and their spouses/partners and children, for which the Bank pays approximately 80% of the premiums and the employee pays approximately 20%. In addition, the Bank provides long-term disability and basic life insurance coverage to all employees at no cost to the employees.

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

COMPENSATION COMMITTEE REPORT

The Compensation and Human Resources Committee (Compensation Committee) acts as the compensation committee on behalf of the Bank’s Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

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

Compensation and Human Resources Committee
John T. Wasley, Chair
Robert F. Nielsen, Vice Chair
Bradley W. Beal
Melinda Guzman
Simone Lagomarsino

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus (1)		Non-Equity Incentive Payment(2)	Non-Equity LTIP Payout(3)	Change in Pension Value and Non-Qualified Deferred Compensation(4)	All Other(5)(6) Compensation		Total
J. Gregory Seibly(7)	2018	$900,000		$300,000		$443,100	$349,000	$848,901	$34,634		$2,875,635
President and	2017	850,000		300,000		418,900	217,800	590,814	29,149		2,406,663
Chief Executive Officer	2016	506,665		—		297,600	99,100	335,768	447,105	(8)	1,686,238

Kenneth C. Miller	2018	480,151		—		234,100	227,000	360,164	38,292		1,339,707
Senior Vice President and	2017	466,533		—		229,900	214,900	293,857	37,017		1,242,207
Chief Financial Officer	2016	458,100		—		227,200	214,000	236,083	37,239		1,172,622

Suzanne Titus-Johnson	2018	443,370	(9)	—		209,650	201,700	40,927	35,079		930,726
Senior Vice President and	2017	454,337	(10)	—		204,250	190,900	382,333	33,063		1,264,883
General Counsel and	2016	422,653	(11)	—		201,900	190,100	233,358	33,092		1,081,103
Corporate Secretary

Stephen P. Traynor(12)	2018	434,788		—		212,850	195,300	255,744	29,742		1,128,424
Senior Vice President and	2017	419,292		—		199,700	190,400	255,726	32,952		1,098,070
Chief Banking Officer

Elena Andreadakis(13)	2018	418,694		7,400	(14)	202,950	181,600	217,682	33,346		1,061,672
Senior Vice President and
Chief Administrative Officer

(1)	The amounts for Mr. Seibly in 2018 and 2017 represent payment of a sign-on bonus in accordance with his employment agreement.

(2)
Represents the Year-End Awards for 2018 earned and vested under the EIP for 2018, Year-End Awards for 2017 earned and vested under the EIP for 2017, and awards for 2016 earned under the 2016 President’s Incentive Plan and 2016 Executive Incentive Plan. For the Year-End Awards for 2018 under the EIP for 2018, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.” The Year-End Awards for 2018 are subject to Finance Agency review and non-objection.

(3)
Represents awards earned under the 2016, 2015, and 2014 EPUPs. For the awards included for 2018 under the 2016 EPUP, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.” The awards earned under the 2016 EPUP are subject to Finance Agency review and non-objection.

(4)
Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank’s qualified and non-qualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan (BEP); make-up pension benefit under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan (SERP)). There are no above-market or preferential earnings on the named executive officers' DCP accounts.

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

(6)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.

(7)	Mr. Seibly became president and chief executive officer effective May 12, 2016.

(8)	Of this amount, $224,791 represents reimbursement of relocation costs to Mr. Seibly, and $217,135 represents the related tax gross-ups to Mr. Seibly.

(9)	Of this amount, $16,855 represents a vacation cash-out payment.

(10)	Of this amount, $39,912 represents a vacation cash-out payment.

(11)	Of this amount, $15,653 represents a vacation cash-out payment.

(12)	Mr. Traynor, who previously served as Senior Vice President, Member Financial Services and Community Investment, became Chief Banking Officer in March 2017.

(13)	Ms. Andreadakis who previously served as Senior Vice President and Chief Information Officer, became Chief Administrative Officer in March 2017.

(14)	This amount represents a discretionary cash incentive compensation award.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2018	Plan Period	Payout Date	Threshold	Target	Maximum
J. Gregory Seibly	Year-End Award	2018	February 2019	$180,000	$360,000	$450,000
	Deferred Award	2019-2021	February 2022	180,000	360,000	450,000
Kenneth C. Miller	Year-End Award	2018	February 2019	96,264	192,528	240,660
	Deferred Award	2019-2021	February 2022	96,264	192,528	240,660
Suzanne Titus-Johnson	Year-End Award	2018	February 2019	85,511	171,021	213,777
	Deferred Award	2019-2021	February 2022	85,511	171,021	213,777
Stephen P. Traynor	Year-End Award	2018	February 2019	87,169	174,338	217,923
	Deferred Award	2019-2021	February 2022	87,169	174,338	217,923
Elena Andreadakis	Year-End Award	2018	February 2019	82,454	164,907	206,134
	Deferred Award	2019-2021	February 2022	82,454	164,907	206,134

(1)
The estimated payouts for the 2018 Year-End Awards represent 50% of the Annual Award under the EIP for 2018 that could have been earned by the respective executive officers for 2018. Actual amounts of the Year-End Awards earned and vested under the EIP for 2018 are included in the Summary Compensation Table. Estimated payouts for the Deferred Awards represent 50% of the Annual Award under the EIP for 2018 that could be vested by the respective executive officers at the end of the three-year deferral performance period. Any Deferred Award under the EIP is subject to the satisfaction of certain qualifiers. The Deferred Award is payable following the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”

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

The 2018 base salaries as of December 31, 2018, for the current named executive officers were as follows: J. Gregory Seibly, $900,000; Kenneth C. Miller, $481,319; Suzanne Titus-Johnson, $427,553; Stephen P. Traynor, $435,846; and Elena Andreadakis, $425,000. For 2019, subject to Finance Agency non-objection, the base salaries of the current named executive officers are as follows: J. Gregory Seibly, $945,000; Kenneth C. Miller, $495,000; Suzanne Titus-Johnson, $440,000; Stephen P. Traynor, $455,000; and Elena Andreadakis, $455,000.

Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the president and senior vice presidents. The Senior Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.

The Senior Officers' Policy provides that in the event the president experiences a termination of employment in connection with a Change in Control, severance and benefits will be payable pursuant to a “change in control agreement” entered into between the Bank and the president. With respect to Mr. Seibly, the change in control agreement is included in the Employment Agreement, as discussed below.

The Senior Officers' Policy provides that in the event a senior vice president is involuntarily terminated without “Cause” under certain circumstances or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy) in connection with a Change in Control, upon the Bank’s timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

In addition, under the Senior Officers' Policy, in the event of a qualifying termination in connection with a Change in Control, each senior vice president will be entitled to continued health and life insurance coverage under the Bank’s group health and life insurance policies, at the Bank’s expense, for a period of 12 months immediately following the effective date of separation. However, the Bank will immediately cease paying such premiums prior to the end of the 12-month period if the executive officer accepts employment with another employer that provides comparable benefits in terms of cost and scope of coverage during the 12-month period. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made to senior vice presidents pursuant to the Senior Officers' Policy would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements.

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the current named executive officers had been terminated on December 31, 2018, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: J. Gregory Seibly, $210,794; Kenneth C. Miller, $484,466; Suzanne Titus-Johnson, $430,689; Stephen P. Traynor, $438,962; and Elena Andreadakis, $213,170.

Employment Agreement. In April 2016, the Bank entered into an employment agreement with Mr. Seibly effective May 12, 2016, with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Mr. Seibly. Under the terms of the agreement, Mr. Seibly initially received a base annual salary of $800,000 and a sign-on payment of $600,000, to be received in two equal installments within 30 days of each of the first and second anniversaries of Mr. Seibly’s employment start date, and subject to clawback in certain circumstances. The base annual salary is subject to review at the Board’s discretion. The employment agreement provides for a severance payment equal to (i) two times his “Base Salary” (as defined in his employment agreement); and (ii) two times his “Annual Incentive Amounts” (as defined in his employment agreement) and continued benefits if Mr. Seibly’s employment is terminated under certain circumstances in connection with a “Change in Control” (as defined in his employment agreement) of the Bank. Had Mr. Seibly’ s employment been terminated in connection with a Change in Control on December 31, 2018, the approximate value of the benefits, excluding amounts of any outplacement services, payable to Mr. Seibly would have been $2,672,394.

Mr. Seibly is also eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s SERP, 2016 President’s Incentive Plan, and the 2014-2016, 2015-2017, and 2016-2018 EPUPs. Under Mr. Seibly’s employment agreement, the years of credited service and the amount of Bank contribution credits under the SERP, prior to its amendment effective January 2018, were as follows: 10% of total annual compensation for less than 4 years of credited service; 15% of total annual compensation for 4 or more years but less than 9 years of credited service; and 20% of total annual compensation for 9 or more years of credited service. In addition, Mr. Seibly’s employment agreement provides that he will receive a supplemental SERP contribution credit in the amount of $600,000, to be credited in three equal installments over two years, with the first installment credited at the time his employment began and the second and third installments credited on the first and second anniversaries of his employment commencement, respectively. These supplemental SERP contribution credits vest immediately when credited. Mr. Seibly’s employment agreement also provides for reimbursement of his relocation cost up to $250,000 and payment to the appropriate taxing authorities of up to $220,000 of any relocation tax obligations.

The employment agreement also provides that if Mr. Seibly’s employment is terminated due to the expiration of the initial three-year term and the Board decides not to extend his employment for any additional term, Mr. Seibly shall be entitled to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the president’s incentive plan (Severance Payment). The employment agreement further provides that if Mr. Seibly is terminated without “Cause” (as defined in his employment agreement) or if he terminates his employment for “Good Reason” (as defined in his employment agreement) any time during the initial three-year term, Mr. Seibly shall be entitled to receive severance payments equal to: the Severance Payment; all “Accrued Benefits” (as defined in his employment agreement); and all unpaid sign-on benefits. Had Mr. Seibly terminated his employment under these circumstances on December 31, 2018, the approximate value of the benefits, payable to Mr. Seibly, excluding amounts of any Accrued Benefits, would have been $1,343,100. In the event Mr. Seibly receives any severance benefits under the Senior Officers’ Policy, any severance payments to be payable to Mr. Seibly under his employment agreement shall be reduced by such severance benefits received under the Senior Officers’ Policy.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts

For 2018, J. Gregory Seibly, president and chief executive officer, was awarded a Year-End Award under the EIP of $443,100. Mr. Seibly’s award was based on the Bank’s 2018 achievement level of: 138% for the Risk Management goal; 133% for the Franchise Enhancement goal; 150% for the Community Investment goal; and 138% for the Diversity and Inclusion goal, and his 2018 achievement level for his individual goal.

Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of named executive officers for their respective individual goals, the following Year-End Awards under the EIP for 2018 were made: Kenneth C. Miller, $234,100; Suzanne Titus-Johnson, $209,650; Stephen P. Traynor, $212,850; and Elena Andreadakis, $202,950.

The Year-End award amounts above reflect fifty percent (50%) of the total Annual Awards approved by the Board under the EIP for 2018. The payment of the other fifty percent (50%) of the total Annual Award, i.e., the Deferred Award, is deferred for the three-year performance period and is subject to applicable qualifiers as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.

The following table shows the two components of the Annual Awards for the named executive officers approved by the Board under the EIP for 2018.

	EIP for 2018
Named Executive Officers	Yearend Awards(1)	Deferred Awards(2)	Annual Awards
J. Gregory Seibly	$443,100	$443,100	$886,200
Kenneth C. Miller	234,100	234,100	468,200
Suzanne Titus-Johnson	209,650	209,650	419,300
Stephen P. Traynor	212,850	212,850	425,700
Elena Andreadakis	202,950	202,950	405,900
Total			$2,605,300

(1)	The Year-End Award is 50 percent of the Annual Award and included in the Summary Compensation Table.

(2)
The Deferred Award is 50 percent of the Annual Award and remain subject to the satisfaction of applicable qualifiers and will not be paid until 2022. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.

In reviewing the Bank’s 2018 performance, the Board recognized the president’s leadership and the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving all performance goals and objectives at a very high level. With respect to Mr. Seibly in particular, the Board recognized the president’s achievements with respect to his efforts in connection with maintaining sound capital management practices, the continuing commitment to safe and sound practices while enhancing operational and financial efficiency and effectiveness, and enhancing constituent relations. Last, the Board acknowledged the president’s efforts in enhancing employee engagement and preparing the Bank for its expected headquarters move in mid-2019.

With respect to the Risk Management goal, which was measured at an aggregate achievement level of 138%, management improved the Bank’s cyber-security threat management capabilities by enhancing cyber-security threat metrics, conducting table top internal and external threat exercises, operationalizing system hardening, and improving threat and vulnerability management. In determining the level of achievement, the Board recognized management's accomplishments and achievements in retooling the information security metrics focusing on data loss prevention, vendor security assessments, threat and vulnerability management, and external risk exposure and awareness training. In particular, the Board recognized the Bank’s level of achievement through the development of a program to schedule and execute configuration tests, which are now part of routine operations, and that more than 80% of the backlog of critical vulnerabilities with public exploits have been removed from the environment.

In regard to the Bank’s Franchise Enhancement goal, which consisted of three goal components and was measured at an aggregate achievement level of 133%, the Board recognized the Bank’s financial performance in 2018 for the financial performance goal component (which excluded the impact of other-than-temporary impairment charges), and the achievements relating to the Bank’s operating expense efficiency and the member business goal components. With respect to the financial performance goal component, the adjusted return on capital spread goal target level for 2018 was 2.43% and the Bank achieved a spread of 3.08% (net of adjustments). For the operating expense efficiency goal component, actual core operating expenses were slightly higher than budget primarily because of higher than original 2018 budget incentive compensation expense accrual, primarily related to anticipated higher than budget corporate goal achievement; however, because of the Bank’s overall superior performance against the Bank’s 2018 corporate goals, the achievement level of this component was measured at 95%. Regarding the member business goal component, the Board noted the Bank’s achievements in the number of meaningful and valuable in-person engagements with members and prospective members, including specialist engagements that focused on specific topics of interest.

For the Community Investment goal, which was measured at an achievement level of 150%, the Board noted the Bank’s strong performance in far exceeding the goal that was focused on the number of members using the CIP and ACE Program or participating in the AHEAD Program.

With respect to the Diversity and Inclusion goal, which was measured at an achievement level of 138%, the Board noted the Bank’s achievements in completing the 2018-2020 D&I Strategic Plan, along with process and performance tracking for each of the 2018 D&I Strategic Initiatives, and the development of an external diverse supplier incubator partnership framework.

For the 2016 EPUP, covering the three-year period 2016 through 2018, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank’s adjusted return on capital spread goal and Risk Management goal over the three-year performance period from 2016 through 2018. The overall achievement level for the goals over this period was 144%, reflecting the effect of above-target performance on the adjusted return on capital spread goal in 2016, 2017, and 2018. The target level for the three-year period 2016 through 2018 was 2.69%, and the Bank achieved a spread of 3.67% (net of adjustments), which represents 150% achievement. The overall achievement level also reflected an achievement level for the Risk Management goal component of 142%, which was the average of the actual Risk Management goal achievement levels under the 2016 Executive Incentive Plan and the EIPs for 2017 and 2018.

The awards approved by the Board under the 2016 EPUP were as follows: J. Gregory Seibly, $349,000 (prorated); Kenneth C. Miller, $227,000; Suzanne Titus-Johnson, $201,700; Stephen P. Traynor, $195,300; and Elena Andreadakis, $181,600.

Pension Benefits Table

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2018, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
J. Gregory Seibly	Cash Balance Plan	2.083	$46,547	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	2.083	191,363	—
	Deferred Compensation Plan	2.083	—	—
	Supplemental Executive Retirement Plan(2)	2.583	1,537,572	—

Kenneth C. Miller	Cash Balance Plan	23.917	648,426	—
	Financial Institutions Retirement Fund	—	25,441	—
	Benefit Equalization Plan	23.917	482,426	—
	Deferred Compensation Plan	23.917	23,540	—
	Supplemental Executive Retirement Plan(2)	16.000	1,771,910	—

Suzanne Titus-Johnson	Cash Balance Plan	32.333	956,281	—
	Financial Institutions Retirement Fund	9.333	152,254	—
	Benefit Equalization Plan	32.333	912,002	—
	Deferred Compensation Plan	32.333	160,012	—
	Supplemental Executive Retirement Plan(2)	13.750	1,131,853	—

Stephen P. Traynor	Cash Balance Plan	23.250	638,648	—
	Financial Institutions Retirement Fund	0.250	5,489	—
	Benefit Equalization Plan	23.250	248,363	—
	Deferred Compensation Plan	23.250	182,455	—
	Supplemental Executive Retirement Plan(2)	16.000	1,720,937	—

Elena Andreadakis	Cash Balance Plan	7.083	157,260	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	7.083	146,527	—
	Deferred Compensation Plan	7.083	6,766	—
	Supplemental Executive Retirement Plan(2)	7.583	569,627	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2018 (measured December 31, 2018) was calculated using a discount rate of 3.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Non-Qualified Deferred Compensation Table

The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2018, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2018 Executive Contributions(1)	2018 Bank Contributions(2)	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2018 Aggregate Balance(3)
J. Gregory Seibly	2018	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Kenneth C. Miller	2018	—	—	—	—	—	—
Senior Vice President and
Chief Financial Officer

Suzanne Titus-Johnson	2018	400,927	298,863	7,200	(26,660)	—	680,330
Senior Vice President and
General Counsel and Corporate Secretary

Stephen P. Traynor	2018	2,970,628	443,401	4,320	(238,511)	(89,080)	3,090,758
Senior Vice President and
Chief Banking Officer

Elena Andreadakis	2018	208,592	—	—	(14,606)	—	193,986
Senior Vice President and
Chief Administrative Officer

(1)
The 2018 executive contributions made by Ms. Titus-Johnson are included in the "Salary" and "Non-Equity LTIP Payout" columns in the Summary Compensation Table (SCT); and the 2018 executive contributions for Mr. Traynor are included in the “Salary,” “Non-Equity Incentive Payment,” and “Non-Equity LTIP Payout” columns in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2018 Bank contribution made to Ms. Titus-Johnson and Mr. Traynor are included in the “All Other Compensation" column for 2018 in the SCT.

(3)
The yearend 2018 aggregate balance for Ms. Titus-Johnson includes $120,000 reported in the "Salary" column for 2016 in the SCT, and includes $7,200 reported in the "All Other Compensation" column for 2016 in the SCT. The yearend 2018 aggregate balance for Mr. Traynor includes $120,000 reported in the “Salary” column for 2017 in the SCT, $186,000 in the “Non-Equity Incentive Payment” column for 2017 in the SCT, $173,700 in the “Non-Equity LTIP Payout” column for 2017 in the SCT, and $7,200 reported in the “All Other Compensation” column for 2017 in the SCT.

Narrative to Non-Qualified Deferred Compensation Table

The Non-Qualified Deferred Compensation Table presents information about our DCP, which is designed to allow Bank officers to defer up to 100% of base salary and short- and long-term incentive cash compensation awards, as applicable. Directors may also participate in the DCP to defer up to 100% of their director fees.

The Bank’s matching contribution under the Savings Plan is calculated on the basis of an officer's base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank’s matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer's DCP balance to restore the benefit under the Savings Plan that would otherwise be lost as a result of deferring base salary compensation, and these “make up matching contributions” are also reflected in the table.

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

CHIEF EXECUTIVE OFFICER PAY RATIO

For the year ended December 31, 2018, the ratio of the Bank’s chief executive officer’s total compensation for 2018 to the Bank’s median of the annual total compensation for 2018 of all our employees, except the chief executive officer (Median Employee) is 15.37:1. For total compensation for the Bank’s chief executive officer and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the Bank. For 2018, the total compensation of the Median Employee was $187,117, and the total compensation of the CEO, as reported in the Total Compensation column in the Summary Compensation Table, was $2,875,635.

The Bank identified the Median Employee by calculating the 2018 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2018, and ranking the 2018 total compensation for all such employees (a list of 282 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2018

(In whole dollars)
Name of Directors serving during 2018	Fees Earned or Paid in Cash
John F. Luikart(1)	$133,588
Brian M. Riley(2)	128,941
Jeffrey K. Ball	109,463
Bradley W. Beal	106,074
Craig G. Blunden	113,927
Marangal L. Domingo	105,000
Melinda Guzman	116,044
Simone Lagomarsino	120,000
Kevin Murray	120,000
Robert F. Nielsen	113,927
Joan C. Opp	109,562
John F. Robinson(3)	103,750
F. Daniel Siciliano	113,927
Scott C. Syphax	115,000
John T. Wasley	115,000
Total	$1,724,203

(1)	Mr. Luikart served as Chair during 2018.

(2)	Mr. Riley served as Vice Chair during 2018.

(3)	Mr. Robinson’s term as director expired December 31, 2018.

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites are considered de minimis and not included in the table above.

The Board of Directors Compensation and Expense Reimbursement Policy for 2018 (2018 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$87,500	$47,500	$135,000
Vice Chair	82,500	47,500	130,000
Audit and Risk Committee Chairs	72,500	47,500	120,000
All Other Committee Chairs	67,500	47,500	115,000
Directors on Audit Committee	62,500	47,500	110,000
Other Directors	57,500	47,500	105,000

Under the 2018 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $9,500 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $47,500.

The 2018 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2018 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2018 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.

Under the 2018 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

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

The 2018 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other.

The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2019, which is substantially similar to the 2018 Directors Compensation Policy except that the maximum total service fees and meeting fees were each increased by $2,500 for the Board Chair and Vice Chair and all committee chairs, such that the total maximum compensation for 2019 was increased by $5,000 for those positions. The maximum total service fees and meeting fees were each increased by $5,000 for all other Director positions, such that the total maximum compensation for 2019 was increased by $10,000 for those positions. The separate category for directors serving on the audit committee was eliminated. Director fees were increased to more closely align with relevant market benchmarks for director compensation and trends at other FHLBanks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2019.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
MUFG Union Bank, National Association	4,563,000	13.8%
445 South Figueroa Street, 9th Floor
Los Angeles, CA 90071

First Republic Bank	2,970,000	9.0
111 Pine Street
San Francisco, CA 94111

JPMorgan Chase Bank, National Association(1)	2,256,815	6.8
1111 Polaris Parkway
Columbus, OH 43240

Wells Fargo Financial National Bank	2,160,000	6.5
4455 Spring Mountain Road
Las Vegas, NV 89102

Bank of the West	2,013,594	6.1
180 Montgomery Street
San Francisco, CA 94104
Total	13,963,409	42.2%

(1)	Nonmember institution.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2019.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	Friendly Hills Bank	Whittier	CA	9,508	—%
Bradley W. Beal	One Nevada Credit Union	Las Vegas	NV	15,095	—
Craig G. Blunden	Provident Savings Bank	Riverside	CA	81,990	0.2
Marangal (Marito) Domingo	First Technology Federal Credit Union	Mountain View	CA	689,310	2.1
Simone Lagomarsino	Luther Burbank Savings	Santa Rosa	CA	320,471	1.0
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	150,000	0.5
Brian M. Riley	State Bank of Arizona	Lake Havasu City	AZ	36,182	0.1
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	16,740	0.1
Virginia A. Varela	Golden Pacific Bank, National Association	Sacramento	CA	5,733	—
Total				1,325,029	4.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain other nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members or member successors. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank’s capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may transact short-term investments, Federal funds sold, and mortgage-backed securities (MBS) with members and their affiliates that have officers or directors who serve as directors of the Bank or with 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. The Bank may also be the primary obligor on debt issued in the form of Federal Home Loan Bank (FHLBank) System consolidated obligations using underwriters and dealers, and may enter into interest rate exchange agreements with counterparties, that may be affiliates of Bank members with officers or directors who serve as directors of the Bank or affiliates of members and nonmembers owning more than 5% of the Bank’s capital stock, which are transactions in the ordinary course of the Bank’s business and are market rate transactions.

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

In instances where an AHP or CICA transaction involves a member that owns more than 5% of the Bank’s capital stock (or an affiliate of such a member), a member with an officer or director who is a director of the Bank, or an entity with an executive officer, director, controlling shareholder, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other comparable transactions and to the regulations governing the operations of the relevant program.

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

Director Independence

General

Under the rules of the Securities and Exchange Commission (SEC), the Bank is required to identify directors who are independent, and members of the Board’s Audit Committee and Compensation and Human Resources Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank’s capital stock is not listed on a national securities exchange or automated quotation system, and the Bank’s Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank’s Audit Committee set forth in the rules of the Federal Housing Finance Agency (Finance Agency), and looks to the Finance Agency independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

In addition to the independence rules and standards above, the FHLBanks are required to comply with the rules issued by the SEC under Section 10A(m) of the Securities Exchange Act of 1934, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she, other than in his or her capacity as a member of the Audit Committee, the Bank’s Board of Directors, or any other Board committee, accepts any consulting, advisory, or other compensatory fee from the Bank or is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with the Bank).

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

Although the Finance Agency’s independence standard only applies by regulation to members of the Bank’s Audit Committee, the Bank’s Board looks to this standard for purposes of determining independence of all Bank directors.

The independence standard imposed on the Audit Committee under the Finance Agency regulations takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank’s Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Agency’s independence standards do not include as a disqualifying relationship any business relationships between a director’s member institution and the Bank. Consistent with the rule, the Bank’s Board does not believe that the statutorily prescribed business relationships between a director’s member institution and the Bank interfere with the director’s exercise of his or her independent judgment. The national securities exchanges’ independence definition, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank’s Board believes that the appropriate standard for measuring director independence is the Finance Agency’s independence standards.

Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2018 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Siciliano, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2018, were independent in 2018 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2018, were independent in 2018 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Beal, Mr. Blunden, Mr. Domingo, Ms. Lagomarsino, Ms. Opp, Mr. Riley, and Ms. Varela.

In making these determinations, the Board recognized that during their directorships the member directors were employed by or served as a director of a member institution that may have conducted business with the Bank in the ordinary course of the Bank’s and the member institution’s respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors’ exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress, the Bank has a cooperative ownership structure, the Bank is statutorily required to have member directors who are either an officer or director of a Bank member, the Bank was created to provide its members with products and services, and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2018 were independent and all current Audit Committee members are independent.

All Audit Committee members who served in 2018 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence

The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2018 were independent, and all current Compensation and Human Resources Committee members are independent.

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

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2018 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2018 and 2017, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2018	2017
Audit fees	$1.0	$1.0
All other fees	—	—
Total	$1.0	$1.0

Audit Fees. Audit fees during 2018 and 2017 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.

All Other Fees. All other fees for 2018 and 2017 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2018 and 2017.

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

In 2018 and 2017, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
The financial statements included as part of this Form 10-K are identified in the Index to Audited Financial Statements appearing in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on December 7, 2018

4.1
Capital Plan, as amended and restated effective April 1, 2015, and updated August 3, 2015, to reflect adjustments to activity-based stock requirements, incorporated by reference to Exhibit 4.1 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2019

10.2
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective November 5, 2018

10.4
Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.5
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.6	Board Resolution for 2019 Board of Directors Compensation and Expense Reimbursement Policy

10.7	Executive Incentive Plan, Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; and Appendix V, as approved December 7, 2018

10.8
2016 Executive Performance Unit Plan, as amended, incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.9
2016 Executive Performance Unit Plan Summary Description, as amended, incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.10
Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2018, incorporated by reference to Exhibit 10.12 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018 (Commission File No. 000-51398)

10.11
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.12
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.14
Corporate Senior Officer Severance Policy, as amended and restated on August 14, 2013, incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 (Commission File No. 000-51398)

10.15
Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.16
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2018, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2018 and 2017; (ii) Statements of Income for the Years Ended December 31, 2018, 2017, and 2016; (iii) Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016; (iv) Statements of Capital Accounts for the Years Ended December 31, 2018, 2017, and 2016; (v) Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016; and (vi) Notes to Financial Statements.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer
March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

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

/S/ VIRGINIA A. VARELA
Virginia A. Varela Director

/S/ JOHN T. WASLEY
John T. Wasley Director