Form 10-Q
period 2019-06-30
Federal Home Loan Bank of San Francisco
filed 2019-08-02
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51398
FEDERAL HOME LOAN BANK OF SAN FRANCISCO
(Exact name of registrant as specified in its charter)
  ___________________________________________

Federally chartered corporation		94-6000630
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

333 Bush Street, Suite 2700
San Francisco,	CA	94104
(Address of principal executive offices)		(Zip code)

600 California Street
San Francisco,	CA	94108
(Former address of principal executive offices)		(Former Zip code)
(415) 616-1000
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—
  ___________________________________________

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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 30, 2019
Class B Stock, par value $100	30,562,683

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$23	$13
Interest-bearing deposits	2,040	2,555
Securities purchased under agreements to resell	8,750	7,300
Federal funds sold	5,089	3,845
Trading securities(a)	359	661
Available-for-sale (AFS) securities(a)	9,265	6,931
Held-to-maturity (HTM) securities (fair values were $9,695 and $11,047, respectively)(a)	9,677	11,089
Advances (includes $4,529 and $5,133 at fair value under the fair value option, respectively)	67,189	73,434
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	3,327	3,066
Loans to other Federal Home Loan Banks (FHLBanks)	400	—
Accrued interest receivable	172	133
Derivative assets, net	247	185
Other assets	224	114
Total Assets	$106,762	$109,326
Liabilities:
Deposits	$310	$262
Consolidated obligations:
Bonds (includes $943 and $2,019 at fair value under the fair value option, respectively)	73,915	72,276
Discount notes	24,901	29,182
Total consolidated obligations	98,816	101,458
Mandatorily redeemable capital stock	138	227
Borrowings from other FHLBanks	—	250
Accrued interest payable	191	155
Affordable Housing Program (AHP) payable	167	182
Derivative liabilities, net	—	10
Other liabilities	476	252
Total Liabilities	100,098	102,796
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
30 shares and 29 shares, respectively	2,967	2,949
Unrestricted retained earnings	2,719	2,699
Restricted retained earnings	678	647
Total Retained Earnings	3,397	3,346
Accumulated other comprehensive income/(loss) (AOCI)	300	235
Total Capital	6,664	6,530
Total Liabilities and Capital	$106,762	$109,326

(a)	At June 30, 2019, and December 31, 2018, none of these securities were pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest Income:
Advances	$456	$380	$954	$749
Interest-bearing deposits	12	6	26	10
Securities purchased under agreements to resell	54	23	99	32
Federal funds sold	36	42	77	93
Trading securities	3	4	7	8
AFS securities	82	56	161	113
HTM securities	75	87	154	168
Mortgage loans held for portfolio	11	23	37	44
Total Interest Income	729	621	1,515	1,217
Interest Expense:
Consolidated obligations:
Bonds	442	339	897	646
Discount notes	171	122	352	256
Deposits	2	1	4	2
Mandatorily redeemable capital stock	4	5	8	11
Total Interest Expense	619	467	1,261	915
Net Interest Income	110	154	254	302
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	110	154	254	302
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(4)	(13)	(5)	(16)
Net amount of OTTI loss reclassified to/(from) AOCI	(1)	8	(1)	10
Net OTTI loss, credit-related	(5)	(5)	(6)	(6)
Net gain/(loss) on trading securities	—	—	(1)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	52	(12)	91	(53)
Net gain/(loss) on derivatives and hedging activities	(61)	17	(89)	48
Other	7	5	13	9
Total Other Income/(Loss)	(7)	5	8	(3)
Other Expense:
Compensation and benefits	21	19	41	40
Other operating expense	20	16	33	30
Federal Housing Finance Agency	1	2	3	3
Office of Finance	1	1	3	3
Quality Jobs Fund expense	5	5	10	15
Other, net	—	—	1	1
Total Other Expense	48	43	91	92
Income/(Loss) Before Assessment	55	116	171	207
AHP Assessment	6	12	18	22
Net Income/(Loss)	$49	$104	$153	$185

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Income/(Loss)	$49	$104	$153	$185
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	9	—	47	—
Net change in pension and postretirement benefits	—	—	—	1
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	2	3	16	20
Net amount of OTTI loss reclassified to/(from) other income/(loss)	1	(8)	1	(10)
Total net non-credit-related OTTI gain/(loss) on AFS securities	3	(5)	17	10
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	1	—	1	1
Total net non-credit-related OTTI gain/(loss) on HTM securities	1	—	1	1
Total other comprehensive income/(loss)	13	(5)	65	12
Total Comprehensive Income/(Loss)	$62	$99	$218	$197

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable			Retained Earnings							Total Capital
(In millions)	Shares	Par Value		Restricted		Unrestricted		Total		AOCI
Balance, March 31, 2018	31	$3,068		$592		$2,681		$3,273		$335	$6,676
Comprehensive income/(loss)				20		84		104		(5)	99
Issuance of capital stock	4	428									428
Repurchase of capital stock	(6)	(644)									(644)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)									(2)
Cash dividends paid on capital stock (7.00%)						(58)		(58)			(58)
Balance, June 30, 2018	29	$2,850	—	$612	—	$2,707	—	$3,319	—	$330	$6,499

Balance, March 31, 2019	30	$2,959		$668		$2,732		$3,400		$287	$6,646
Comprehensive income/(loss)				10		39		49		13	62
Issuance of capital stock	3	342									342
Repurchase of capital stock	(3)	(334)									(334)
Cash dividends paid on capital stock (7.00%)						(52)		(52)			(52)
Balance, June 30, 2019	30	$2,967		$678		$2,719		$3,397		$300	$6,664

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			37	148	185	12	197
Issuance of capital stock	7	681					681
Repurchase of capital stock	(10)	(1,072)					(1,072)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (7.00%)				(111)	(111)		(111)
Balance, June 30, 2018	29	$2,850	$612	$2,707	$3,319	$330	$6,499

Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			31	122	153	65	218
Issuance of capital stock	7	696					696
Repurchase of capital stock	(6)	(678)					(678)
Cash dividends paid on capital stock (7.00%)				(102)	(102)		(102)
Balance, June 30, 2019	30	$2,967	$678	$2,719	$3,397	$300	$6,664

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net Income/(Loss)	$153	$185
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	(27)	(24)
Change in net fair value of trading securities	1	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(91)	53
Change in net derivatives and hedging activities	(327)	140
Net OTTI loss, credit-related	6	6
Other adjustments	9	—
Net change in:
Accrued interest receivable	(39)	(44)
Other assets	(18)	(3)
Accrued interest payable	31	19
Other liabilities	(16)	(16)
Total adjustments	(471)	132
Net cash provided by/(used in) operating activities	(318)	317
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	201	(1,105)
Securities purchased under agreements to resell	(1,450)	7,750
Federal funds sold	(1,244)	2,301
Loans to other FHLBanks	(400)	—
Trading securities:
Proceeds	301	501
AFS securities:
Proceeds	279	381
Purchases	(2,027)	—
HTM securities:
Proceeds	1,416	2,082
Purchases	—	(1,179)
Advances:
Repaid	773,523	999,983
Originated	(766,887)	(993,050)
Mortgage loans held for portfolio:
Principal collected	259	132
Purchases	(544)	(777)
Other investing activities	(32)	—
Net cash provided by/(used in) investing activities	3,395	17,019

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	33	111
Net change in borrowings from other FHLBanks	(250)	—
Net (payments)/proceeds on derivative contracts with financing elements	11	—
Net proceeds from issuance of consolidated obligations:
Bonds	38,245	41,662
Discount notes	69,648	72,788
Payments for matured and retired consolidated obligations:
Bonds	(36,673)	(52,606)
Discount notes	(73,908)	(78,720)
Proceeds from issuance of capital stock	696	681
Payments for repurchase/redemption of mandatorily redeemable capital stock	(89)	(56)
Payments for repurchase of capital stock	(678)	(1,072)
Cash dividends paid	(102)	(111)
Net cash provided by/(used in) financing activities	(3,067)	(17,323)
Net increase/(decrease) in cash and due from banks	10	13
Cash and due from banks at beginning of the period	13	31
Cash and due from banks at end of the period	$23	$44
Supplemental Disclosures:
Interest paid	$1,253	$888
AHP payments	34	29
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	12
Transfers of capital stock to mandatorily redeemable capital stock	—	2

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
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:

•	estimating the allowance for credit losses on the advances and mortgage loan portfolios;

•	accounting for derivatives;

•
estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option;

•	accounting for other-than-temporary impairment (OTTI) for investment securities; and

•	estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.
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
Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” For AFS securities that were hedged and qualified as a fair value hedge, the Bank recorded the portion of the change in the fair value of the investment related to the risk being hedged in other income as “Net gain/(loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gain/(loss) on AFS securities.”
Reclassifications of Prior Period Amounts Related to Presentation of Purchases and Proceeds of Securities on the Statements of Cash Flows. The Bank retrospectively reclassified cash flow amounts in prior periods to reflect short-term investment securities purchases and proceeds on a gross, rather than net, basis. The reclassifications made to prior periods to present gross cash flows did not have a material impact on the Statements of Cash Flows.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K. Other changes to these policies as of June 30, 2019, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.
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
The Bank does not intend to adopt this guidance early. Based on the Bank’s assessments, this guidance is expected to have no effect on advances or U.S. obligations and Government-Sponsored Enterprises (GSEs) investments. The adoption of this guidance is expected to have an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments and on mortgage loans. The ultimate effect on the Bank’s financial condition, results of operations, and cash flows will depend on the composition of financial assets held by the Bank at the adoption date, as well as on economic conditions and forecasts at that time.

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

Note 3 — Trading Securities
The estimated fair value of trading securities as of June 30, 2019, and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018
GSEs – Federal Farm Credit Bank (FFCB) bonds	$355	$656
MBS – Other U.S. obligations – Ginnie Mae	4	5
Total	$359	$661

The net unrealized gain/(loss) on trading securities was de minimis for the three months ended June 30, 2019 and 2018. The net unrealized gain/(loss) on trading securities was $(1) for the six months ended June 30, 2019 and 2018. These amounts represent the changes in the fair value of the securities during the reported periods.
Note 4 — Available-for-Sale Securities
AFS securities by major security type as of June 30, 2019, and December 31, 2018, were as follows:

June 30, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily:
Freddie Mac	$689	$—	$5	$—	$694
Fannie Mae	5,632	—	18	(8)	5,642
Subtotal MBS – GSEs – multifamily	6,321	—	23	(8)	6,336
PLRMBS:
Prime	240	—	22	—	262
Alt-A	2,385	(15)	297	—	2,667
Subtotal PLRMBS	2,625	(15)	319	—	2,929
Total	$8,946	$(15)	$342	$(8)	$9,265

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily:
Freddie Mac	$409	$—	$—	$(2)	$407
Fannie Mae	3,397	—	—	(30)	3,367
Subtotal MBS – GSEs – multifamily	3,806	—	—	(32)	3,774
PLRMBS:
Prime	267	—	21	—	288
Alt-A	2,603	(20)	288	(2)	2,869
Subtotal PLRMBS	2,870	(20)	309	(2)	3,157
Total	$6,676	$(20)	$309	$(34)	$6,931

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, previous OTTI recognized in earnings, and valuation adjustments for hedging activities.
Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At June 30, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52, discounts of $52, and credit-related OTTI of $631. At December 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included premiums of $19, discounts of $53, and credit-related OTTI of $690.
The following table summarizes the AFS securities with unrealized losses as of June 30, 2019, and December 31, 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities and for information on AFS securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$42	$—	$—	$—	$42	$—
Fannie Mae	1,814	7	174	1	1,988	8
Subtotal MBS – GSEs – multifamily	1,856	7	174	1	2,030	8
PLRMBS:
Prime	—	—	8	—	8	—
Alt-A	90	2	214	13	304	15
Subtotal PLRMBS	90	2	222	13	312	15
Total	$1,946	$9	$396	$14	$2,342	$23

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$382	$2	$—	$—	$382	$2
Fannie Mae	3,211	30	—	—	3,211	30
Subtotal MBS – GSEs – multifamily	3,593	32	—	—	3,593	32
PLRMBS:
Prime	6	—	8	—	14	—
Alt-A	204	3	343	19	547	22
Subtotal PLRMBS	210	3	351	19	561	22
Total	$3,803	$35	$351	$19	$4,154	$54

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.
Note 5 — Held-to-Maturity Securities
The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$51	$—	$51	$—	$(1)	$50
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	546	—	546	5	—	551
GSEs – single-family:
Freddie Mac	1,309	—	1,309	9	(3)	1,315
Fannie Mae	2,230	—	2,230	22	(5)	2,247
Subtotal GSEs – single-family	3,539	—	3,539	31	(8)	3,562
GSEs – multifamily:
Freddie Mac	3,408	—	3,408	—	(10)	3,398
Fannie Mae	1,631	—	1,631	—	(1)	1,630
Subtotal GSEs – multifamily	5,039	—	5,039	—	(11)	5,028
Subtotal GSEs	8,578	—	8,578	31	(19)	8,590
PLRMBS:
Prime	321	—	321	2	(4)	319
Alt-A	183	(2)	181	7	(3)	185
Subtotal PLRMBS	504	(2)	502	9	(7)	504
Total MBS	9,628	(2)	9,626	45	(26)	9,645
Total	$9,679	$(2)	$9,677	$45	$(27)	$9,695

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$100	$—	$100	$—	$(3)	$97
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	609	—	609	—	(6)	603
GSEs – single-family:
Freddie Mac	1,506	—	1,506	6	(21)	1,491
Fannie Mae	2,598	—	2,598	17	(16)	2,599
Subtotal GSEs – single-family	4,104	—	4,104	23	(37)	4,090
GSEs – multifamily:
Freddie Mac	3,944	—	3,944	—	(17)	3,927
Fannie Mae	1,743	—	1,743	—	(1)	1,742
Subtotal GSEs – multifamily	5,687	—	5,687	—	(18)	5,669
Subtotal GSEs	9,791	—	9,791	23	(55)	9,759
PLRMBS:
Prime	383	—	383	1	(6)	378
Alt-A	209	(3)	206	7	(3)	210
Subtotal PLRMBS	592	(3)	589	8	(9)	588
Total MBS	10,992	(3)	10,989	31	(70)	10,950
Total	$11,092	$(3)	$11,089	$31	$(73)	$11,047

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At June 30, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $10, discounts of $14, and credit-related OTTI of $7. At December 31, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $14, discounts of $19, and credit-related OTTI of $7.
The following tables summarize the HTM securities with unrealized losses as of June 30, 2019, and December 31, 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following tables will not agree to the total gross unrecognized holding losses in the tables above. The unrealized losses in the following tables also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities and for information on HTM securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$50	$1	$50	$1
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	33	—	22	—	55	—
GSEs – single-family:
Freddie Mac	9	—	723	3	732	3
Fannie Mae	718	3	443	2	1,161	5
Subtotal GSEs – single-family	727	3	1,166	5	1,893	8
GSEs – multifamily:
Freddie Mac	2,782	9	308	1	3,090	10
Fannie Mae	159	—	854	1	1,013	1
Subtotal GSEs – multifamily	2,941	9	1,162	2	4,103	11
Subtotal GSEs	3,668	12	2,328	7	5,996	19
PLRMBS:
Prime	60	—	122	4	182	4
Alt-A	74	1	104	4	178	5
Subtotal PLRMBS	134	1	226	8	360	9
Total MBS	3,835	13	2,576	15	6,411	28
Total	$3,835	$13	$2,626	$16	$6,461	$29

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$80	$3	$80	$3
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	33	—	529	6	562	6
GSEs – single-family:
Freddie Mac	79	—	1,085	21	1,164	21
Fannie Mae	923	3	693	13	1,616	16
Subtotal GSEs – single-family	1,002	3	1,778	34	2,780	37
GSEs – multifamily:
Freddie Mac	3,826	16	67	1	3,893	17
Fannie Mae	757	1	360	—	1,117	1
Subtotal GSEs – multifamily	4,583	17	427	1	5,010	18
Subtotal GSEs	5,585	20	2,205	35	7,790	55
PLRMBS:
Prime	153	1	128	5	281	6
Alt-A	84	—	119	6	203	6
Subtotal PLRMBS	237	1	247	11	484	12
Total MBS	5,855	21	2,981	52	8,836	73
Total	$5,855	$21	$3,061	$55	$8,916	$76

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2019, and December 31, 2018, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2019
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$51	$51	$50
Subtotal	51	51	50
MBS	9,628	9,626	9,645
Total	$9,679	$9,677	$9,695

December 31, 2018
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$100	$100	$97
Subtotal	100	100	97
MBS	10,992	10,989	10,950
Total	$11,092	$11,089	$11,047

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
Private-Label Residential Mortgage-Backed Securities (PLRMBS). A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 8.0% to an increase of 12.0% over the 12-month period beginning April 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.
For securities determined to be other-than-temporarily impaired as of June 30, 2019 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the second quarter of 2019, and the related current credit enhancement for the Bank.

June 30, 2019
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	16.8	8.4	19.7	15.8
Alt-A	14.5	16.5	39.2	9.1

(1)	Weighted average percentage is based on unpaid principal balance.
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$1,063	$1,113	$1,077	$1,129
Additional charges on securities for which OTTI was previously recognized(1)	5	5	6	6
Securities matured during the period(2)	(2)	—	(2)	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(16)	(15)	(31)	(32)
Balance, end of the period	$1,050	$1,103	$1,050	$1,103

(1)
For the three months ended June 30, 2019 and 2018, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2019 and 2018, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $19 and $20 for the three months ended June 30, 2019 and 2018, respectively. The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $37 and $42 for the six months ended June 30, 2019 and 2018, respectively.

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
The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2018. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A	$12	$—	$—	$12	$12	$—	$—	$12
Total	$12	$—	$—	$12	$12	$—	$—	$12

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at June 30, 2019, and December 31, 2018, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2019
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$291	$240	$262	$—	$—	$—	$—
Alt-A	2,954	2,385	2,667	45	40	38	44
Total	$3,245	$2,625	$2,929	$45	$40	$38	$44

December 31, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$323	$267	$288	$—	$—	$—	$—
Alt-A	3,225	2,603	2,869	52	47	44	51
Total	$3,548	$2,870	$3,157	$52	$47	$44	$51

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2019, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2019, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.
All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2019, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2019, all of the gross unrealized losses on its agency MBS are temporary.
For more information related to the Bank’s accounting policies for OTTI, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 7 — Advances
The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index.
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 1.06% to 8.57% at June 30, 2019, and 1.02% to 8.57% at December 31, 2018, as summarized below.

	June 30, 2019		December 31, 2018
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$33,420	2.43%	$42,285	2.40%
After 1 year through 2 years	17,354	2.47	13,662	2.57
After 2 years through 3 years	9,989	2.63	11,238	2.70
After 3 years through 4 years	2,183	2.62	2,409	2.45
After 4 years through 5 years	2,942	2.90	2,815	2.99
After 5 years	971	3.24	1,086	3.23
Total par value	66,859	2.51%	73,495	2.51%
Valuation adjustments for hedging activities	256		(32)
Valuation adjustments under fair value option	74		(29)
Total	$67,189		$73,434

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $8,397 at June 30, 2019, and $3,405 at December 31, 2018. The Bank had advances with partial prepayment symmetry outstanding totaling $4,127 at June 30, 2019, and $4,410 at December 31, 2018. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $11,529 at June 30, 2019, and $13,255 at December 31, 2018.
The Bank had putable advances totaling $20 at June 30, 2019, and $20 at December 31, 2018. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2019, and December 31, 2018, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Within 1 year	$37,000	$46,740	$33,435	$42,295
After 1 year through 2 years	17,249	14,762	17,359	13,672
After 2 years through 3 years	6,542	5,688	9,989	11,238
After 3 years through 4 years	2,169	2,409	2,183	2,409
After 4 years through 5 years	2,928	2,812	2,942	2,815
After 5 years	971	1,084	951	1,066
Total par value	$66,859	$73,495	$66,859	$73,495

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2019 and 2018. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2019 and 2018.

	June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$13,650	20%	$92	21%	$195	21%
First Republic Bank	9,800	15	64	14	113	13
Wells Fargo & Company
Wells Fargo Financial National Bank West(2)	8,000	12	53	12	101	11
Wells Fargo Bank, National Association(3)	43	—	1	—	1	—
Subtotal Wells Fargo & Company	8,043	12	54	12	102	11
Bank of the West	6,607	10	41	9	84	9
JPMorgan Chase Bank, National Association(3)	5,057	8	51	12	111	12
Subtotal	43,157	65	302	68	605	66
Others	23,702	35	142	32	317	34
Total par value	$66,859	100%	$444	100%	$922	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$13,400	19%	$60	16%	$104	14%
First Republic Bank	10,250	14	46	13	81	11
JPMorgan Chase Bank, National Association(3)	9,361	13	54	15	104	14
Bank of the West	7,508	11	35	10	64	9
Wells Fargo Financial National Bank(2)	4,000	6	21	6	38	6
Subtotal	44,519	63	216	60	391	54
Others	26,034	37	145	40	336	46
Total par value	$70,553	100%	$361	100%	$727	100%

(1)
Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

(2)	Effective April 15, 2019, Wells Fargo Financial National Bank was renamed Wells Fargo Financial National Bank West.

(3)	Nonmember institution.
The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances.
For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.
Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2019, and December 31, 2018, are detailed below:

	June 30, 2019	December 31, 2018
Par value of advances:
Fixed rate:
Due within 1 year	$19,867	$20,437
Due after 1 year	19,109	19,727
Total fixed rate	38,976	40,164
Adjustable rate:
Due within 1 year	13,553	21,848
Due after 1 year	14,330	11,483
Total adjustable rate	27,883	33,331
Total par value	$66,859	$73,495

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2019, or December 31, 2018. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Mortgage Loans Held for Portfolio
The following table presents information as of June 30, 2019, and December 31, 2018, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2019	December 31, 2018
Fixed rate medium-term mortgage loans	$15	$16
Fixed rate long-term mortgage loans	3,226	2,951
Subtotal	3,241	2,967
Unamortized premiums	90	104
Unamortized discounts	(4)	(5)
Mortgage loans held for portfolio	3,327	3,066
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$3,327	$3,066

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
Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At June 30, 2019, and December 31, 2018, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2019, or during 2018.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of June 30, 2019, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.
Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of June 30, 2019, and December 31, 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2019	December 31, 2018
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$14	$15
60 – 89 days delinquent	1	2
90 days or more delinquent	8	9
Total past due	23	26
Total current loans	3,323	3,058
Total mortgage loans	$3,346	$3,084
In process of foreclosure, included above(2)	$2	$3
Nonaccrual loans	$8	$9
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.23%	0.31%

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
The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three and six months ended June 30, 2019 and 2018.
The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

	June 30, 2019	December 31, 2018
Recorded investment, end of the period:
Individually evaluated for impairment	$6	$7
Collectively evaluated for impairment	3,340	3,077
Total recorded investment	$3,346	$3,084

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of June 30, 2019, and December 31, 2018. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of June 30, 2019, and December 31, 2018.
The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $6 and $6, respectively, at June 30, 2019. The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $7 and $7, respectively, at December 31, 2018.
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
Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 as of June 30, 2019, and $2 as of December 31, 2018.
For more information related to the Bank’s accounting policies for collateral-dependent loans, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K. For more information related to the Bank’s allowance for credit losses methodology on MPF loans and credit risk of MPF loans, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2018 Form 10-K.
Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2019, and December 31, 2018, were repaid or are expected to be repaid according to the contractual terms.
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
Deposits as of June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Interest-bearing deposits – Demand and overnight	$241	$240
Non-interest-bearing deposits	69	22
Total	$310	$262

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2019, and December 31, 2018, are detailed in the following table:

	June 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$241	2.10%	$240	2.10%
Non-interest-bearing deposits	69		22
Total	$310		$262

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2019, and December 31, 2018.

	June 30, 2019		December 31, 2018
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$55,852	2.34%	$56,968	2.29%
After 1 year through 2 years	12,115	2.31	7,741	2.20
After 2 years through 3 years	1,774	2.18	2,842	2.08
After 3 years through 4 years	1,854	2.21	2,094	2.12
After 4 years through 5 years	135	2.43	600	2.56
After 5 years	2,181	3.07	2,091	3.03
Total par value	73,911	2.35%	72,336	2.29%
Unamortized premiums	1		3
Unamortized discounts	(9)		(10)
Valuation adjustments for hedging activities	9		(48)
Fair value option valuation adjustments	3		(5)
Total	$73,915		$72,276

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $10,529 at June 30, 2019, and $11,285 at December 31, 2018. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $6,739 at June 30, 2019, and $7,660 at December 31, 2018. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at June 30, 2019, and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018
Par value of consolidated obligation bonds:
Non-callable	$63,382	$61,051
Callable	10,529	11,285
Total par value	$73,911	$72,336

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2019, and December 31, 2018, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2019	December 31, 2018
Within 1 year	$64,081	$65,878
After 1 year through 2 years	9,025	5,626
After 2 years through 3 years	589	616
After 3 years through 4 years	125	85
After 4 years through 5 years	40	70
After 5 years	51	61
Total par value	$73,911	$72,336

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$24,969	2.32%	$29,273	2.32%
Unamortized discounts	(68)		(91)
Total	$24,901		$29,182

(1)	Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2019, and December 31, 2018, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2018 Form 10K.

	June 30, 2019	December 31, 2018
Par value of consolidated obligations:
Bonds:
Fixed rate	$15,622	$16,735
Adjustable rate	57,424	53,668
Step-up	590	1,558
Step-down	175	275
Range bonds	100	100
Total bonds, par value	73,911	72,336
Discount notes, par value	24,969	29,273
Total consolidated obligations, par value	$98,880	$101,609

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2019, or December 31, 2018. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the three months ended June 30, 2019 and 2018:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2018	$—	$352	$(5)	$(12)	$335
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(9)	—		(9)
Net change in fair value	—	3			3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		1	—		1
Net current period other comprehensive income/(loss)	—	(5)	—	—	(5)
Balance, June 30, 2018	$—	$347	$(5)	$(12)	$330

Balance, March 31, 2019	$6	$301	$(3)	$(17)	$287
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(2)	—		(2)
Net change in fair value	9	2			11
Accretion of non-credit-related OTTI loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	9	3	1	—	13
Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2019 and 2018:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2017	$—	$337	$(6)	$(13)	$318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				1	1
Non-credit-related OTTI loss		(11)	—		(11)
Net change in fair value	—	20			20
Accretion of non-credit-related OTTI loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		1	—		1
Net current period other comprehensive income/(loss)	—	10	1	1	12
Balance, June 30, 2018	$—	$347	$(5)	$(12)	$330

Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(2)	—		(2)
Net change in fair value	47	16			63
Accretion of non-credit-related OTTI loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	47	17	1	—	65
Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of June 30, 2019, and December 31, 2018, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	June 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Risk-based capital	$1,729	$6,502	$1,899	$6,522
Total regulatory capital	$4,270	$6,502	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.09%	4.00%	5.97%
Leverage capital	$5,338	$9,753	$5,466	$9,783
Leverage ratio	5.00%	9.13%	5.00%	8.95%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $138 outstanding to three institutions at June 30, 2019, and $227 outstanding to three institutions at December 31, 2018. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at the beginning of the period	$227	$309	$227	$309
Reclassified from/(to) capital during the period	—	2	—	2
Repurchase of excess mandatorily redeemable capital stock	(89)	(56)	(89)	(56)
Balance at the end of the period	$138	$255	$138	$255
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $4 and $5 for the three months ended June 30, 2019 and 2018, respectively, and in the amount of $8 and $11 for the six months ended June 30, 2019 and 2018, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2018 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2019, and December 31, 2018.

Contractual Redemption Period	June 30, 2019	December 31, 2018
After 1 year through 2 years	$135	$224
Past contractual redemption date because of remaining activity(1)	3	3
Total	$138	$227

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 223% as of June 30, 2019.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2,500 as of June 30, 2019, and December 31, 2018. In July 2019, the methodology was further revised to provide a required level of retained earnings of $2,400. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The Bank’s restricted retained earnings totaled $678 and $647 at June 30, 2019, and December 31, 2018, respectively. The Bank’s unrestricted retained earnings totaled $2,719 and $2,699 at June 30, 2019, and December 31, 2018, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of June 30, 2019, the Bank’s excess capital stock totaled $184, or 0.17% of total assets.
In the second quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $52 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock. In the second quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $63, including $58 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock.
In the first six months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $110, including $102 in dividends on capital stock and $8 in dividends on mandatorily redeemable capital stock. In the first six

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $122, including $111 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 25, 2019, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2019 at an annualized rate of 7.00%, totaling $56, including $53 in dividends on capital stock and $3 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 25, 2019. The Bank expects to pay the dividend on August 13, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2019.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $423 and $700 in excess capital stock during the second quarter of 2019 and 2018, respectively, and $767 and $1,128 in excess capital stock during the first six months of 2019 and 2018, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2019 and 2018, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Excess capital stock totaled $184 and $166 as of June 30, 2019, and December 31, 2018, respectively.
For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2018 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2019, or December 31, 2018.

	June 30, 2019		December 31, 2018
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$402	13%	$456	14%
Others	2,703	87	2,720	86
Total	$3,105	100%	$3,176	100%

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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the Affordable Housing Program (AHP) assessment for the three and six months ended June 30, 2019 and 2018.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and Gain/(Loss) on Fair Value Hedging Relationships(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
June 30, 2019	$79	$58	$137	$23	$—	$4	$110	$(7)	$48	$55
June 30, 2018	79	73	152	—	(7)	5	154	5	43	116
Six months ended:
June 30, 2019	$165	$126	$291	$34	$(5)	$8	$254	$8	$91	$171
June 30, 2018	157	148	305	(1)	(7)	11	302	(3)	92	207

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $19 and $20 for the three months ended June 30, 2019 and 2018, respectively; and totaled $37 and $42 for the six months ended June 30, 2019 and 2018, respectively. The mortgage-related business does not include credit-related OTTI losses of $5 and $5 for the three months ended June 30, 2019 and 2018, and $6 and $6 for the six months ended June 30, 2019 and 2018, respectively.

(2)
Represents amortization of amounts deferred for adjusted net interest income purposes only and changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges recorded in net interest income.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at June 30, 2019, and December 31, 2018.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2019	$84,476	$22,286	$106,762
December 31, 2018	88,272	21,054	109,326

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2019, and December 31, 2018. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,320	$17	$340	$40,504	$20	$93
Total	38,320	17	340	40,504	20	93
Derivatives not designated as hedging instruments:
Interest rate swaps	49,747	28	23	59,398	65	54
Interest rate caps and floors	1,060	1	1	1,563	1	—
Mortgage delivery commitments	68	—	—	12	—	—
Total	50,875	29	24	60,973	66	54
Total derivatives before netting and collateral adjustments	$89,195	46	364	$101,477	86	147
Netting adjustments and cash collateral(1)		201	(364)		99	(137)
Total derivative assets and total derivative liabilities		$247	$—		$185	$10

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $572 and $257 at June 30, 2019, and December 31, 2018, respectively. Cash collateral received and related accrued interest was $7 and $22 at June 30, 2019, and December 31, 2018, respectively.

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
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2019 and 2018. Beginning on January 1, 2019, the gains and losses on derivatives include unrealized changes in fair value as well as net interest settlements.

	Three Months Ended June 30, 2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$456	$82	$(442)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(174)	$(242)	$22
Hedged items	185	226	(29)
Net gain/(loss) on fair value hedging relationships	$11	$(16)	$(7)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2018(1)
	Interest Income/(Expense)		Other Income/(Loss)
	Advances	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$380	$(339)	$17
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$17	$(8)	$4
Hedged items			(2)
Net gain/(loss) on fair value hedging relationships	$17	$(8)	$2

	Six Months Ended June 30, 2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$954	$161	$(897)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(256)	$(370)	$41
Hedged items	288	343	(57)
Net gain/(loss) on fair value hedging relationships	$32	$(27)	$(16)

	Six Months Ended June 30, 2018(1)
	Interest Income/(Expense)		Other Income/(Loss)
	Advances	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$749	$(646)	$48
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$20	$(7)	$30
Hedged items			(26)
Net gain/(loss) on fair value hedging relationships	$20	$(7)	$4

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
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2019.

	June 30, 2019
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost
Advances	$26,251	$256
AFS securities	6,321	433
Consolidated obligation bonds	(6,610)	(9)

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2019 and 2018. For fair value hedging relationships, the portion of net gain/(loss) representing hedge ineffectiveness is recorded in other income for periods prior to January 1, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps		$2		$4
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(62)	18	$(85)	42
Interest rate caps and floors	—	(1)	(1)	1
Net settlements	—	(7)	(5)	(7)
Mortgage delivery commitments	1	5	2	9
Total net gain/(loss) related to derivatives not designated as hedging instruments	(61)	15	(89)	45
Price alignment amount(1)	—	—	—	(1)
Net gain/(loss) on derivatives and hedging activities	$(61)	$17	$(89)	$48

(1)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2019, was $335, for which the Bank had posted cash collateral of $344 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2019, and December 31, 2018.

	June 30, 2019			December 31, 2018
	Derivative Instruments Meeting Netting Requirements			Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$34	$(24)	$10	$83	$(82)	$1
Cleared	12	225	237	3	181	184
Total			$247			$185
Derivative Liabilities
Uncleared	$362	$(362)	$—	$129	$(119)	$10
Cleared	2	(2)	—	18	(18)	—
Total			$—			$10

Note 16 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2019, and December 31, 2018. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2019, and December 31, 2018. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	June 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$23	$23	$23	$—	$—	$—
Interest-bearing deposits	2,040	2,040	2,040	—	—	—
Securities purchased under agreements to resell	8,750	8,750	—	8,750	—	—
Federal funds sold	5,089	5,090	—	5,090	—	—
Trading securities	359	359	—	359	—	—
AFS securities	9,265	9,265	—	6,336	2,929	—
HTM securities	9,677	9,695	—	9,141	554	—
Advances	67,189	67,256	—	67,256	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,327	3,307	—	3,307	—	—
Loans to other FHLBanks	400	400	—	400	—	—
Accrued interest receivable	172	172	—	172	—	—
Derivative assets, net(1)	247	247	—	46	—	201
Other assets(2)	18	18	18	—	—	—
Liabilities
Deposits	310	310	—	310	—	—
Consolidated obligations:
Bonds	73,915	73,874	—	73,874	—	—
Discount notes	24,901	24,904	—	24,904	—	—
Total consolidated obligations	98,816	98,778	—	98,778	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	191	191	—	191	—	—
Derivative liabilities, net(1)	—	—	—	364	—	(364)
Other
Standby letters of credit	33	33	—	33	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$13	$13	$13	$—	$—	$—
Interest-bearing deposits	2,555	2,555	2,555	—	—	—
Securities purchased under agreements to resell	7,300	7,299	—	7,299	—	—
Federal funds sold	3,845	3,846	—	3,846	—	—
Trading securities	661	661	—	661	—	—
AFS securities	6,931	6,931	—	3,774	3,157	—
HTM securities	11,089	11,047	—	10,362	685	—
Advances	73,434	73,462	—	73,462	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,066	2,975	—	2,975	—	—
Accrued interest receivable	133	133	—	133	—	—
Derivative assets, net(1)	185	185	—	86	—	99
Other assets(2)	16	16	16	—	—	—
Liabilities
Deposits	262	262	—	262	—	—
Consolidated obligations:
Bonds	72,276	72,079	—	72,079	—	—
Discount notes	29,182	29,178	—	29,178	—	—
Total consolidated obligations	101,458	101,257	—	101,257	—	—
Mandatorily redeemable capital stock	227	227	227	—	—	—
Borrowings from other FHLBanks	250	250	—	250	—	—
Accrued interest payable	155	155	—	155	—	—
Derivative liabilities, net(1)	10	10	—	147	—	(137)
Other
Standby letters of credit	27	27	—	27	—	—

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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2019:

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
As of June 30, 2019, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2019, and December 31, 2018, by level within the fair value hierarchy.

June 30, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$355	$—	$—	$355
MBS:
Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	359	—	—	359
AFS securities:
GSEs - multifamily	—	6,336	—	—	6,336
PLRMBS	—	—	2,929	—	2,929
Total AFS securities	—	6,336	2,929	—	9,265
Advances(2)	—	4,529	—	—	4,529
Derivative assets, net: interest rate-related	—	46	—	201	247
Other assets	18	—	—	—	18
Total recurring fair value measurements – Assets	$18	$11,270	$2,929	$201	$14,418
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$943	$—	$—	$943
Derivative liabilities, net: interest rate-related	—	364	—	(364)	—
Total recurring fair value measurements – Liabilities	$—	$1,307	$—	$(364)	$943
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$656	$—	$—	$656
MBS:
Other U.S. obligations – Ginnie Mae	—	5	—	—	5
Total trading securities	—	661	—	—	661
AFS securities:
GSEs - multifamily	—	3,774	—	—	3,774
PLRMBS	—	—	3,157	—	3,157
Total AFS securities	—	3,774	3,157	—	6,931
Advances(2)	—	5,133	—	—	5,133
Derivative assets, net: interest rate-related	—	86	—	99	185
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$9,654	$3,157	$99	$12,926
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,019	$—	$—	$2,019
Derivative liabilities, net: interest rate-related	—	147	—	(137)	10
Total recurring fair value measurements – Liabilities	$—	$2,166	$—	$(137)	$2,029
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at June 30, 2019, and December 31, 2018.

(3)	Represents consolidated obligation bonds recorded under the fair value option at June 30, 2019, and December 31, 2018.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2019, and the year ended December 31, 2018.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2019	June 30, 2018
Balance, beginning of the period	$3,055	$3,686
Total gain/(loss) realized and unrealized included in:
Interest income	19	20
Net OTTI loss, credit-related	(5)	(5)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	2	3
Net amount of OTTI loss reclassified to/(from) other income/(loss)	1	(8)
Settlements	(143)	(198)
Transfers of HTM securities to AFS securities	—	12
Balance, end of the period	$2,929	$3,510
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$13	$15

	Six Months Ended
	June 30, 2019	June 30, 2018
Balance, beginning of the period	$3,157	$3,833
Total gain/(loss) realized and unrealized included in:
Interest income	37	42
Net OTTI loss, credit-related	(6)	(6)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	16	20
Net amount of OTTI loss reclassified to/(from) other income/(loss)	1	(10)
Settlements	(276)	(381)
Transfers of HTM securities to AFS securities	—	12
Balance, end of the period	$2,929	$3,510
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$30	$36

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,053	$1,191	$6,637	$1,315
New transactions elected for fair value option	74	—	342	89
Maturities and terminations	(655)	(253)	(882)	—
Net gain/(loss) from changes in fair value recognized in earnings	57	5	(14)	(2)
Change in accrued interest	—	—	—	2
Balance, end of the period	$4,529	$943	$6,083	$1,404

	Six Months Ended
	June 30, 2019		June 30, 2018
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,133	$2,019	$6,431	$949
New transactions elected for fair value option	74	—	1,564	463
Maturities and terminations	(780)	(1,083)	(1,850)	—
Net gain/(loss) from changes in fair value recognized in earnings	103	12	(63)	(10)
Change in accrued interest	(1)	(5)	1	2
Balance, end of the period	$4,529	$943	$6,083	$1,404

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2019 and 2018. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2019, and December 31, 2018:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2019			December 31, 2018
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$4,455	$4,529	$74	$5,162	$5,133	$(29)
Consolidated obligation bonds	940	943	3	2,024	2,019	(5)

(1)	At June 30, 2019, and December 31, 2018, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 17 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,048,412 at June 30, 2019, and $1,031,617 at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $98,880 at June 30, 2019, and $101,609 at December 31, 2018. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2018 Form 10-K.
Off-balance sheet commitments as of June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019			December 31, 2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$17,044	$2,976	$20,020	$13,661	$4,418	$18,079
Commitments to issue consolidated obligation discount notes, par	—	—	—	350	—	350
Commitments to issue consolidated obligation bonds, par	35	—	35	—	—	—
Commitments to purchase mortgage loans	68	—	68	12	—	12

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 14 days to 15 years, including a final expiration in 2033. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $33 at June 30, 2019, and $27 at December 31, 2018. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2019, and December 31, 2018.
There were no commitments to fund advances at June 30, 2019, and December 31, 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses).

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

	June 30, 2019	December 31, 2018
Assets:
Advances	$3,850	$4,192
Mortgage loans held for portfolio	10	11
Accrued interest receivable	9	7
Liabilities:
Deposits	$6	$11
Capital:
Capital Stock	$132	$149

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Income:
Advances	$22	$17	$44	$31

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2019, and December 31, 2018, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2018 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and $1 at June 30, 2019, and December 31, 2018, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2019 and 2018, the Bank extended overnight loans to other FHLBanks for $1,450 and $280, respectively. During the six months ended June 30, 2019 and 2018, the Bank borrowed $1,525 and $1,510, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended June 30, 2019 and 2018, the Bank recorded de minimis amounts in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense. For the six months ended June 30, 2019 and 2018, the Bank recorded $1 and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and six months ended June 30, 2019 and 2018, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the six months ended June 30, 2019 and 2018, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.
Note 19 — Subsequent Events
There were no material subsequent events identified, subsequent to June 30, 2019, until the time of the Form 10‑Q filing with the Securities and Exchange Commission.

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

•	changes in key Bank personnel;

•	technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	changes in the FHLBanks’ long-term credit ratings; and

•	the possible discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequence it could have for market participants, including the Bank.

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
Net income for the second quarter of 2019 was $49 million, compared with net income of $104 million for the second quarter of 2018. The $55 million decrease in net income relative to the prior-year period primarily reflected an increase in net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value, which reduced both net interest income and other income. The decline in net interest income was also due to retrospective adjustment of the effective yields on mortgage loans driven by a lower interest rate environment. In addition, other expenses increased by $5 million in the second quarter of 2019, primarily reflecting operating costs related to the relocation of the Bank's premises. These differences were partially offset by the $6 million reduction in Affordable Housing Program assessment, which reflected the decline in pre-assessment net income.
Retained earnings were $3.4 billion at June 30, 2019, and $3.3 billion at December 31, 2018, resulting from net income of $153 million in the first six months of 2019, partially offset by dividends at an annualized rate of 7.00%, totaling $110 million, including $102 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock during the first six months of 2019.
Total assets decreased $2.5 billion during the first six months of 2019, to $106.8 billion at June 30, 2019, from $109.3 billion at December 31, 2018. Total advances decreased $6.2 billion, to $67.2 billion at June 30, 2019, from $73.4 billion at December 31, 2018. Investments increased $2.8 billion, to $35.2 billion at June 30, 2019, from $32.4 billion at December 31, 2018, primarily reflecting an increase in available-for-sale (AFS) securities.
Accumulated other comprehensive income (AOCI) increased by $65 million during the first six months of 2019, to $300 million at June 30, 2019, from $235 million at December 31, 2018, primarily as a result of improvement in the fair value of MBS classified as AFS.
On July 25, 2019, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2019 at an annualized rate of 7.00%. The dividend will total $56 million, including $3 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the third quarter of 2019. The Bank recorded the dividend on July 25, 2019, and expects to pay the dividend on or about August 13, 2019.
As of June 30, 2019, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.1%, exceeding the 4.0% requirement. The Bank had $6.5 billion in permanent capital, exceeding its risk-based capital requirement of $1.7 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Selected Balance Sheet Items at Quarter End
Total Assets	$106,762	$110,577	$109,326	$102,973	$106,208
Advances	67,189	70,262	73,434	69,359	70,314
Mortgage Loans Held for Portfolio, Net	3,327	3,160	3,066	2,892	2,728
Investments(1)	35,180	36,494	32,381	30,292	32,703
Consolidated Obligations:(2)
Bonds	73,915	74,094	72,276	71,405	74,061
Discount Notes	24,901	28,281	29,182	24,030	24,519
Mandatorily Redeemable Capital Stock	138	227	227	227	255
Capital Stock —Class B —Putable	2,967	2,959	2,949	2,883	2,850
Unrestricted Retained Earnings	2,719	2,732	2,699	2,737	2,707
Restricted Retained Earnings	678	668	647	633	612
Accumulated Other Comprehensive Income/(Loss) (AOCI)	300	287	235	337	330
Total Capital	6,664	6,646	6,530	6,590	6,499
Selected Operating Results for the Quarter
Net Interest Income	$110	$144	$146	$153	$154
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	(7)	15	(15)	7	5
Other Expense	48	43	49	46	43
Affordable Housing Program Assessment	6	12	9	12	12
Net Income/(Loss)	$49	$104	$73	$102	$104
Selected Other Data for the Quarter
Net Interest Margin(3)	0.41%	0.52%	0.55%	0.60%	0.58%
Operating Expenses as a Percent of Average Assets	0.15	0.12	0.15	0.14	0.13
Return on Average Assets	0.18	0.37	0.27	0.40	0.38
Return on Average Equity	2.91	6.34	4.40	6.26	6.31
Annualized Dividend Rate	7.00	7.00	13.44	7.00	7.00
Dividend Payout Ratio(4)	108.09	48.21	138.72	50.41	54.78
Average Equity to Average Assets Ratio	6.16	5.87	6.21	6.36	6.08
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.09	5.96	5.97	6.29	6.05
Duration Gap (in months)	1	1	1	1	—

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2019	$1,048,412
March 31, 2019	1,010,895
December 31, 2018	1,031,617
September 30, 2018	1,019,098
June 30, 2018	1,059,859

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired private-label residential mortgage-backed securities (PLRMBS), less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2019 and 2018, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2019 Compared to Second Quarter of 2018

Average Balance Sheets

	Three Months Ended
	June 30, 2019(1)			June 30, 2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,975	$12	2.49%	$1,388	$6	1.76%
Securities purchased under agreements to resell	8,895	54	2.45	5,216	23	1.78
Federal funds sold	5,650	36	2.54	8,789	42	1.92
Trading securities:
Mortgage-backed securities (MBS)	4	—	3.81	6	—	2.92
Other investments	361	3	2.69	665	4	2.13
Available-for-sale (AFS) securities:(2)
MBS(3)(4)	8,133	82	4.06	3,230	56	6.96
Held-to-maturity (HTM) securities:(2)
MBS	9,936	75	3.01	13,374	83	2.51
Other investments	55	—	2.86	683	4	2.37
Mortgage loans held for portfolio	3,254	11	1.36	2,566	23	3.64
Advances(4)	69,665	456	2.63	71,781	380	2.12
Loans to other FHLBanks	13	—	2.43	2	—	1.88
Total interest-earning assets	107,941	729	2.71	107,700	621	2.32
Other assets(5)(6)	1,051	—		771	—
Total Assets	$108,992	$729		$108,471	$621
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(4)	$72,667	$442	2.44%	$72,583	$339	1.87%
Discount notes	28,065	171	2.45	28,230	122	1.73
Deposits and other borrowings	289	2	2.38	288	1	1.59
Mandatorily redeemable capital stock	200	4	7.86	269	5	7.97
Borrowings from other FHLBanks	16	—	2.44	—	—	—
Total interest-bearing liabilities	101,237	619	2.45	101,370	467	1.85
Other liabilities(5)	1,042	—		510	—
Total Liabilities	102,279	619		101,880	467
Total Capital	6,713	—		6,591	—
Total Liabilities and Capital	$108,992	$619		$108,471	$467
Net Interest Income		$110			$154
Net Interest Spread(7)			0.26%			0.47%
Net Interest Margin(8)			0.41%			0.58%
Interest-earning Assets/Interest-bearing Liabilities	106.62%			106.24%

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

(3)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $16 million and $15 million for the three months ended June 30, 2019 and 2018, respectively.

(4)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$(2)	$(13)	$(1)	$(16)
Net interest settlements on derivatives	13	(3)	(6)	4
Total net interest income/(expense)	$11	$(16)	$(7)	$(12)

	Three Months Ended
	June 30, 2018
(In millions)	Advances	Consolidated Obligation Bonds	Total
Net interest settlements on derivatives	$17	$(8)	$9
Total net interest income/(expense)	$17	$(8)	$9

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the second quarter of 2019 was $110 million, a 29% decrease from $154 million in the second quarter of 2018. The following table details the changes in interest income and interest expense for the second quarter of 2019 compared to the second quarter of 2018. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$6	$3	$3
Securities purchased under agreements to resell	31	20	11
Federal funds sold	(6)	(17)	11
Trading securities: Other investments	(1)	(2)	1
AFS securities: MBS(2)	26	57	(31)
HTM securities:
MBS	(8)	(23)	15
Other investments	(4)	(5)	1
Mortgage loans held for portfolio	(12)	5	(17)
Advances(2)	76	(12)	88
Total interest-earning assets	108	26	82
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	103	—	103
Discount notes	49	(1)	50
Deposits and other borrowings	1	—	1
Mandatorily redeemable capital stock	(1)	(1)	—
Total interest-bearing liabilities	152	(2)	154
Net interest income	$(44)	$28	$(72)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 41 basis points for the second quarter of 2019, 17 basis points lower than the net interest margin for the second quarter of 2018, which was 58 basis points. The net interest spread was 26 basis points for the second quarter of 2019, 21 basis points lower than the net interest spread for the second quarter of 2018, which was 47 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period and due to net fair value losses on hedging activities included in net interest income beginning January 1, 2019, upon implementation of Accounting Standards Update (ASU) 2017-12.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2019 and 2018.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2019	June 30, 2018
Other Income/(Loss):
Total OTTI loss	$(4)	$(13)
Net amount of OTTI loss reclassified to/(from) AOCI	(1)	8
Net OTTI loss, credit-related	(5)	(5)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	52	(12)
Net gain/(loss) on derivatives and hedging activities(2)	(61)	17
Other	7	5
Total Other Income/(Loss)	$(7)	$5

(1)	The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $1 million for the three months ended June 30, 2019 and 2018, respectively.

(2)
Upon adoption of new hedging guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

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
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2019 and 2018.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2019	June 30, 2018
Advances	$57	$(14)
Consolidated obligation bonds	(5)	2
Total	$52	$(12)
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
Net Gain/(Loss) on Derivatives and Hedging Activities – Prior to January 1, 2019, for fair value hedges, the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item was recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2019 and 2018.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

(In millions)	June 30, 2019(1)			June 30, 2018
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(65)	$7	$(58)	$—	$15	$4	$19
Not elected for fair value option	(1)	(2)	(3)	3	(2)	(2)	(1)
Consolidated obligation bonds:
Elected for fair value option	5	(1)	4	—	(3)	—	(3)
Not elected for fair value option	18	(5)	13	(1)	(3)	(6)	(10)
Consolidated obligation discount notes:
Not elected for fair value option	(19)	1	(18)	—	12	(3)	9
MBS:
Not elected for fair value option	—	—	—	—	(1)	—	(1)
Non-MBS investments:
Not elected for fair value option	—	—	—	—	(1)	—	(1)
Mortgage delivery commitment:
Not elected for fair value option	1	—	1	—	5	—	5
Total	$(61)	$—	$(61)	$2	$22	$(7)	$17

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

During the second quarter of 2019, net losses on derivatives and hedging activities totaled $61 million compared to net gains of $17 million in the second quarter of 2018. These amounts included expense of a de minimis amount and expense of $7 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2019 and 2018, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”
Other Expense. During the second quarter of 2019, other expenses totaled $48 million, compared to $43 million in the second quarter of 2018, primarily reflecting the increase in operating expenses related to the relocation of the Bank’s premises during the second quarter of 2019.
Quality Jobs Fund Expense and Other – During the second quarter of 2019 and 2018, the Bank made voluntary charitable contributions of $5 million, for the Quality Jobs Fund, as well as voluntary contributions of a de minimis amount and $1 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Average Balance Sheets

	Six Months Ended
	June 30, 2019(1)			June 30, 2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,102	$26	2.49%	$1,271	$10	1.66%
Securities purchased under agreements to resell	8,178	99	2.46	3,797	32	1.69
Federal funds sold	5,989	77	2.59	11,307	93	1.67
Trading securities:
MBS	5	—	3.75	6	—	2.80
Other investments	486	7	2.69	790	8	1.93
AFS securities:(2)
MBS(3)(4)	7,526	161	4.32	3,314	113	6.86
HTM securities:(2)
MBS	10,256	153	3.00	13,552	162	2.42
Other investments	66	1	2.87	560	6	2.10
Mortgage loans held for portfolio	3,184	37	2.33	2,407	44	3.71
Advances(4)	72,509	954	2.66	80,384	749	1.88
Loans to other FHLBanks	13	—	2.95	2	—	1.70
Total interest-earning assets	110,314	1,515	2.77	117,390	1,217	2.09
Other assets(5)(6)	1,071	—		832	—
Total Assets	$111,385	$1,515		$118,222	$1,217
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(4)	$74,119	$897	2.44%	$76,924	$646	1.69%
Discount notes	29,045	352	2.45	33,397	256	1.54
Deposits and other borrowings	279	4	2.38	297	2	1.42
Mandatorily redeemable capital stock	213	8	7.49	289	11	7.73
Borrowings from other FHLBanks	10	—	2.44	8	—	1.66
Total interest-bearing liabilities	103,666	1,261	2.45	110,915	915	1.66
Other liabilities(5)	1,022	—		555	—
Total Liabilities	104,688	1,261		111,470	915
Total Capital	6,697	—		6,752	—
Total Liabilities and Capital	$111,385	$1,261		$118,222	$915
Net Interest Income		$254			$302
Net Interest Spread(7)			0.32%			0.43%
Net Interest Margin(8)			0.47%			0.52%
Interest-earning Assets/Interest-bearing Liabilities	106.41%			105.84%

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

(3)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $31 million and $32 million for the six months ended June 30, 2019 and 2018, respectively.

(4)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$(2)	$(22)	$(1)	$(25)
Net interest settlements on derivatives	34	(5)	(15)	14
Total net interest income/(expense)	$32	$(27)	$(16)	$(11)

	Six Months Ended
	June 30, 2018
(In millions)	Advances	Consolidated Obligation Bonds	Total
Net interest settlements on derivatives	$20	$(7)	$13
Total net interest income/(expense)	$20	$(7)	$13

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first six months of 2019 was $254 million, a 16% decrease from $302 million in the first six months of 2018. The following table details the changes in interest income and interest expense for the first six months of 2019 compared to the first six months of 2018. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$16	$9	$7
Securities purchased under agreements to resell	67	48	19
Federal funds sold	(16)	(55)	39
Trading securities: Other investments	(1)	(3)	2
AFS securities: MBS(2)	48	102	(54)
HTM securities:
MBS	(9)	(44)	35
Other investments	(5)	(7)	2
Mortgage loans held for portfolio	(7)	12	(19)
Advances(2)	205	(79)	284
Total interest-earning assets	298	(17)	315
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	251	(24)	275
Discount notes	96	(37)	133
Deposits and other borrowings	2	—	2
Mandatorily redeemable capital stock	(3)	(3)	—
Total interest-bearing liabilities	346	(64)	410
Net interest income	$(48)	$47	$(95)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 47 basis points for the first six months of 2019, 5 basis points lower than the net interest margin for the first six months of 2018, which was 52 basis points. The net interest spread was 32 basis points for the first six months of 2019, 11 basis point lower than the net interest spread for the first six months of 2018, which was 43 basis points. These decreases were primarily due to net fair value losses on hedging activities included in net interest income beginning January 1, 2019, upon implementation of ASU 2017-12 and due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2019 and 2018.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Other Income/(Loss):
Total OTTI loss	$(5)	$(16)
Net amount of OTTI loss reclassified to/(from) AOCI	(1)	10
Net OTTI loss, credit-related	(6)	(6)
Net gain/(loss) on trading securities(1)	(1)	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	91	(53)
Net gain/(loss) on derivatives and hedging activities(2)	(89)	48
Other	13	9
Total Other Income/(Loss)	$8	$(3)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled de minimis amounts and $1 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

OTTI Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS.
Additional information about the OTTI loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2019 and 2018.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Advances	$103	$(63)
Consolidated obligation bonds	(12)	10
Total	$91	$(53)
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
Net Gain/(Loss) on Derivatives and Hedging Activities – Prior to January 1, 2019, for fair value hedges, the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item was recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first six months of 2019 and 2018.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

	Six Months Ended
(In millions)	June 30, 2019(1)			June 30, 2018
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(106)	$15	$(91)	$—	$69	$3	$72
Not elected for fair value option	10	(5)	5	5	(12)	(1)	(8)
Consolidated obligation bonds:
Elected for fair value option	11	(3)	8	—	(11)	—	(11)
Not elected for fair value option	41	(13)	28	(1)	(44)	(3)	(48)
Consolidated obligation discount notes:
Not elected for fair value option	(42)	1	(41)	—	41	(6)	35
Mortgage delivery commitment:
Not elected for fair value option	2	—	2	—	9	—	9
Price alignment amount(2)	—	—	—	—	(1)	—	(1)
Total	$(84)	$(5)	$(89)	$4	$51	$(7)	$48

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

(2)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first six months of 2019, net losses on derivatives and hedging activities totaled $89 million compared to net gains of $48 million in the first six months of 2018. These amounts included expense of $5 million and expense of $7 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2019 and 2018, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”
Other Expense. During the first six months of 2019, other expenses totaled $91 million, compared to $92 million in the first six months of 2018.

Quality Jobs Fund Expense and Other – During the first six months of 2019 and 2018, the Bank made voluntary charitable contributions of $10 million and $15 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $1 million and $2 million, respectively, to the AHP to offset the impact on the AHP assessment of the charitable contribution expense.
Return on Average Equity
Return on average equity (ROE) was 2.91% (annualized) for the second quarter of 2019, compared to 6.31% (annualized) for the second quarter of 2018. The decrease primarily reflected lower net income for the second quarter of 2019, which decreased 53%, from $104 million in the second quarter of 2018 to $49 million in the second quarter of 2019.
ROE was 4.61% (annualized) for the first six months of 2019, compared to 5.51% (annualized) for the first six months of 2018. The decrease primarily reflected lower net income for the first six months of 2019, which decreased 17%, from $185 million in the first six months of 2018 to $153 million in the first six months of 2019.
Dividends and Retained Earnings
In the second quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $52 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $58 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock.
In the first six months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $110 million, including $102 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock. In the first six months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $122 million, including $111 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 25, 2019, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2019 at an annualized rate of 7.00%, totaling $56 million, including $53 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 25, 2019. The Bank expects to pay the dividend on August 13, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2019.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion as of June 30, 2019, and December 31, 2018. In July 2019, the methodology was further revised to provide a required level of retained earnings of $2.4 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $678 million and $647 million as of June 30, 2019, and December 31, 2018, respectively.

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
Financial Condition
Total assets were $106.8 billion at June 30, 2019, compared to $109.3 billion at December 31, 2018. Advances decreased by $6.2 billion, or 9%, to $67.2 billion at June 30, 2019, from $73.4 billion at December 31, 2018. MBS investments increased by $1.0 billion, or 6%, to $18.9 billion at June 30, 2019, from $17.9 billion at December 31, 2018. Average total assets were $109.0 billion for the second quarter of 2019 and were $108.5 billion for the second quarter of 2018. Average total assets were $111.4 billion for the first six months of 2019, a 6% decrease compared to $118.2 billion for the first six months of 2018. Average advances were $69.7 billion for the second quarter of 2019, a 3% decrease from $71.8 billion for the second quarter of 2018. Average advances were $72.5 billion for the first six months of 2019, a 10% decrease from $80.4 billion for the first six months of 2018. Average MBS were $18.1 billion for the second quarter of 2019, a 9% increase from $16.6 billion for the second quarter of 2018. Average MBS investments were $17.8 billion for the first six months of 2019, a 5% increase from $16.9 billion for the first six months of 2018.
Advances outstanding at June 30, 2019, included unrealized gains of $330 million, of which $256 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $74 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2018, included unrealized losses of $61 million, of which $32 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $29 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2018, to June 30, 2019, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $100.1 billion at June 30, 2019, a decrease of $2.7 billion from $102.8 billion at December 31, 2018, reflecting a $2.7 billion decrease in consolidated obligations outstanding to $98.8 billion at June 30, 2019, from $101.5 billion at December 31, 2018. Average total liabilities were $102.3 billion for the second quarter of 2019 and were $101.9 billion for the second quarter of 2018. Average total liabilities were $104.7 billion for the first six months of 2019, a 6% decrease compared to $111.5 billion for the first six months of 2018. Average consolidated obligations were $100.7 billion for the second quarter of 2019 and $100.8 billion for the second quarter of 2018. Average consolidated obligations were $103.2 billion for the first six months of 2019 and $110.3 billion for the first six months of 2018.
Consolidated obligations outstanding at June 30, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $3 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2018, included unrealized gains of $48 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $5 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2018, to June 30, 2019, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,048.4 billion at June 30, 2019, and $1,031.6 billion at December 31, 2018.
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
Many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank recognizes that the possible discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Part I. Item 1A. Risk Factors” in the Bank’s 2018 Form 10‑K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Plan). Among other things, the Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including the Secured Overnight Financing Rate (SOFR), (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. The Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $3.8 billion to $84.5 billion (79% of total assets) at June 30, 2019, from $88.3 billion (81% of total assets) at December 31, 2018.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $79 million in the second quarter of 2019 compared with $79 million in the second quarter of 2018. In the first six months of 2019, adjusted net interest income for this segment was $165 million, an increase of $8 million, or 5%, compared to $157 million in the first six months of 2018. This increase was primarily due to an improvement in spreads on advances-related assets, partially offset by lower advances balances.
Adjusted net interest income for this segment represented 58% and 52% of total adjusted net interest income for the second quarter of 2019 and 2018, respectively, and 57% and 51% of total adjusted net interest income for the first six months of 2019 and 2018, respectively.
Advances – The par value of advances outstanding decreased by $6.6 billion, or 9%, to $66.9 billion at June 30, 2019, from $73.5 billion at December 31, 2018. Average advances outstanding were $69.7 billion for the second quarter of 2019, a 3% decrease from $71.8 billion for the second quarter of 2018. Average advances outstanding were $72.5 billion for the first six months of 2019, a 10% decrease from $80.4 billion for the first six months of 2018. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of June 30, 2019, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $2.6 billion, and advances outstanding to the Bank’s other borrowers decreased by $4.0 billion. Advances to the top five borrowers decreased to $43.2 billion at June 30, 2019, from $45.8 billion at December 31, 2018. (See “Item 1. Financial Statements – Note 7 – Advances – Credit and Concentration Risk” for further information.)
The Bank has a significant long-term funding arrangement with a member that contributes to the level of outstanding advances. It is possible that our advances may increase or decrease to the extent our members elect to use alternative funding resources.
The $6.6 billion decrease in advances outstanding reflected a $1.2 billion decrease in fixed rate advances, a $1.0 billion decrease in variable rate advances, and a $4.4 billion decrease in adjustable rate advances.
The components of the advances portfolio at June 30, 2019, and December 31, 2018, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2019		December 31, 2018
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$10,140	15%	$13,532	18%
Adjustable – LIBOR, callable at borrower’s option	11,450	17	12,500	17
Adjustable – LIBOR, with caps and/or floors and PPS(1)	80	—	83	—
Subtotal adjustable rate advances	21,670	32	26,115	35
Fixed	26,202	40	31,462	43
Fixed – amortizing	251	—	218	—
Fixed – with PPS(1)	3,617	5	3,819	5
Fixed – with FPS(1)	8,397	13	3,405	5
Fixed – with caps and PPS(1)	410	1	485	1
Fixed – callable at borrower’s option	79	—	752	1
Fixed – callable at borrower’s option with PPS(1)	—	—	3	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	38,976	59	40,164	55
Daily variable rate	6,213	9	7,216	10
Total par value	$66,859	100%	$73,495	100%

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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $16.3 billion and $14.5 billion as of June 30, 2019, and December 31, 2018, respectively. The increase in the total size of the non-MBS investment portfolio reflects higher balances of securities purchased under agreements to resell and Federal funds sold.
Interest rate payment terms for non-MBS investments classified as held-to-maturity (HTM) at June 30, 2019, and December 31, 2018, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2019	December 31, 2018
Amortized cost of HTM securities other than MBS:
Adjustable rate	$51	$100
Total	$51	$100
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $77.8 billion at June 30, 2019, from $81.7 billion at December 31, 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”

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
At June 30, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $75.2 billion, of which $36.1 billion were hedging advances, $38.8 billion were hedging consolidated obligations, and $0.3 billion were economically hedging trading securities. At December 31, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $89.4 billion, of which $39.3 billion were hedging advances, $49.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
The following table presents a comparison of selected market interest rates as of June 30, 2019, and December 31, 2018. The Federal Reserve target range for overnight Federal funds has not changed since yearend. As of June 30, 2019, the Secured Overnight Financing Rate, 3-month U.S. Treasury Bill, 3-month LIBOR, 2-year U.S. Treasury notes, and 5-year U.S. Treasury note rates declined relative to December 31, 2018.

Selected Market Interest Rates

Market Instrument	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Federal Reserve target range for overnight Federal funds	2.25-2.50%	2.25-2.50%	1.75-2.00%	1.25-1.50%
Secured Overnight Financing Rate	2.50	3.00	N/A	N/A
3-month Treasury bill	2.09	2.36	1.88	1.36
3-month LIBOR	2.32	2.81	2.34	1.69
2-year Treasury note	1.76	2.49	2.53	1.89
5-year Treasury note	1.77	2.51	2.74	2.21
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
At June 30, 2019, assets associated with this segment were $22.3 billion (21% of total assets), an increase of $1.2 billion from $21.1 billion at December 31, 2018 (19% of total assets).
Adjusted net interest income for this segment was $58 million in the second quarter of 2019, a decrease of $15 million, or 21%, compared with $73 million in the second quarter of 2018. In the first six months of 2019, adjusted net interest income for this segment was $126 million, a decrease of $22 million, or 15%, compared to $148 million in the first six months of 2018. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, higher premium amortization expense, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.
Adjusted net interest income for this segment represented 42% and 48% of total adjusted net interest income for the second quarter of 2019 and 2018, respectively, and 43% and 49% of total adjusted net interest income for the first six months of 2019 and 2018, respectively.
MBS Investments – The Bank’s MBS portfolio was $18.9 billion at June 30, 2019, compared with $17.9 billion at December 31, 2018. During the first six months of 2019, the Bank’s MBS portfolio increased primarily because of $2.0 billion in new agency MBS investment purchases and an increase in basis adjustments for active hedging relationships of $0.3 billion, partially offset by $1.6 billion in principal repayments. Average MBS investments were $18.1 billion in the second quarter of 2019, an increase of $1.5 billion from $16.6 billion in the second quarter of 2018. Average MBS investments were $17.8 billion in the first six months of 2019, an increase of $0.9 billion from $16.9 billion in the first six months of 2018. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at June 30, 2019, and December 31, 2018, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2019	December 31, 2018
Fair value of trading securities:
Adjustable rate	$4	$5
Total trading securities	$4	$5
Amortized cost of AFS securities:
Fixed rate	$6,967	$4,506
Adjustable rate	1,979	2,170
Total AFS securities	$8,946	$6,676
Amortized cost of HTM securities:
Fixed rate	$2,571	$2,950
Adjustable rate	7,057	8,042
Total HTM securities	$9,628	$10,992
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
As of June 30, 2019, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $544 million in eligible loans under the MPF Original product during 2019.
Mortgage loan balances increased to $3.3 billion at June 30, 2019, from $3.1 billion at December 31, 2018, an increase of $0.2 billion. Average mortgage loans were $3.3 billion in the second quarter of 2019, an increase of $0.7 billion from $2.6 billion in the second quarter of 2018. Average mortgage loans were $3.2 billion in the first six months of 2019, an increase of $0.8 billion from $2.4 billion in the first six months of 2018.
At June 30, 2019, and December 31, 2018, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2018 Form 10-K. Mortgage loan balances at June 30, 2019, and December 31, 2018, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2019	December 31, 2018
MPF Plus	$196	$213
MPF Original	3,045	2,754
Subtotal	3,241	2,967
Unamortized premiums	90	104
Unamortized discounts	(4)	(5)
Mortgage loans held for portfolio	3,327	3,066
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$3,327	$3,066
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
Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.2 billion to $22.3 billion at June 30, 2019, from $21.1 billion at December 31, 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”
The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.0 billion at June 30, 2019, of which $7.1 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $6.9 billion were associated with MBS. The notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $12.1 billion at December 31, 2018, of which $6.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $5.2 billion were associated with MBS.
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
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2019, and December 31, 2018.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2019	December 31, 2018
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$25,953	$30,045
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,060	2,237
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	3,666	1,815
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,376	5,079
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	80	83
Subtotal Economic Hedges(1)			10,182	9,214
Total			36,135	39,259
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	4,046	4,496
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	1,211	1,596
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	205	235
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	10,185	19,710
Subtotal Economic Hedges(1)			11,601	21,541
Total			15,647	26,037

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2019	December 31, 2018
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,437	2,214
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	3,597	3,657
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	705	1,789
Subtotal Economic Hedges(1)			4,302	5,446
Total			6,739	7,660
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,725	1,725
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	20,767	20,095
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,000	960
Total			23,492	22,780
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	5,884	3,749
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	250	500
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	980	1,480
Subtotal Economic Hedges(1)			1,230	1,980
Total			7,114	5,729
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	68	12
Total			68	12
Total Notional Amount			$89,195	$101,477

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2019, and December 31, 2018.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2019
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$25,953	$3	$256	$—	$259
Non-callable bonds	4,046	(4)	(12)	—	(16)
Callable bonds	2,437	(3)	3	—	—
MBS	5,884	(332)	433	—	101
Subtotal	38,320	(336)	680	—	344
Not qualifying for hedge accounting:
Advances	10,182	(4)	—	61	57
Non-callable bonds	11,601	2	—	(2)	—
Callable bonds	4,302	(4)	—	3	(1)
Discount notes	23,492	(1)	—	—	(1)
FFCB bonds	250	—	—	—	—
MBS	980	1	—	—	1
Mortgage delivery commitments	68	—	—	—	—
Subtotal	50,875	(6)	—	62	56
Total excluding accrued interest	89,195	(342)	680	62	400
Accrued interest	—	24	(13)	8	19
Total	$89,195	$(318)	$667	$70	$419

December 31, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$30,045	$(14)	$(32)	$—	$(46)
Non-callable bonds	4,496	(9)	17	—	8
Callable bonds	2,214	(30)	31	—	1
MBS	3,749	(42)	91	—	49
Subtotal	40,504	(95)	107	—	12
Not qualifying for hedge accounting:
Advances	9,214	11	—	(43)	(32)
Non-callable bonds	21,541	5	—	—	5
Callable bonds	5,446	(46)	—	14	(32)
Discount notes	22,780	24	—	—	24
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	12	—	—	—	—
Subtotal	60,973	(6)	—	(29)	(35)
Total excluding accrued interest	101,477	(101)	107	(29)	(23)
Accrued interest	—	40	(63)	4	(19)
Total	$101,477	$(61)	$44	$(25)	$(42)
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2019, and December 31, 2018.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2019			December 31, 2018
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$21,992	25%	At least BBB	$24,282	24%
Subtotal uncleared		21,992	25		24,282	24
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	38,539	43	A	46,425	46
Morgan Stanley & Co. LLC	A	28,596	32	A	30,758	30
Subtotal cleared		67,135	75		77,183	76
Total(3)		$89,127	100%		$101,465	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was upgraded from A+ to AA- by S&P on May 21, 2019. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.

(3)	Total notional amount at June 30, 2019, and December 31, 2018, does not include $68 million and $12 million of mortgage delivery commitments with members, respectively.

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
Liquidity
The Bank strives to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. The Bank monitors its financial position to maintain ready access to available funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and manage unforeseen liquidity demands.
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
The Bank has a regulatory contingent liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient on-balance sheet liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. In addition, Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent monthends.
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
As of June 30, 2019, and December 31, 2018, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business day period following June 30, 2019, and December 31, 2018.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of June 30, 2019	As of December 31, 2018
(In millions)	5 Business Days	5 Business Days
Obligations due:
Commitments to purchase investments	$34	$—
Demand deposits	317	283
Loans from other FHLBanks	—	250
Discount note and bond maturities and expected exercises of bond call options	3,067	4,485
Subtotal obligations due	3,418	5,018
Sources of available funds:
Maturing investments	14,959	11,312
Available cash	20	11
Proceeds from scheduled settlements of discount notes and bonds	—	350
Loans to other FHLBanks	400	—
Maturing advances and scheduled prepayments	8,464	6,946
Subtotal sources of available funds	23,843	18,619
Net funds available	$20,425	$13,601
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2019, and December 31, 2018.

Regulatory Capital Requirements

	June 30, 2019		December 31, 2018
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,729	$6,502	$1,899	$6,522
Total regulatory capital	$4,270	$6,502	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.09%	4.00%	5.97%
Leverage capital	$5,338	$9,753	$5,466	$9,783
Leverage ratio	5.00%	9.13%	5.00%	8.95%
The Bank repurchased $767 million in excess capital stock during the first six months of 2019. As a result of changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.
The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time.
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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2019, and December 31, 2018. During the six months ended June 30, 2019, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	273	154	$85,485	$247,976	34%
4-6	50	27	1,320	6,649	20
7-10	7	6	51	163	31
Subtotal	330	187	86,856	254,788	34
CDFIs	8	5	114	123	93
Housing associates	2	1	27	122	22
Total	340	193	$86,997	$255,033	34%

December 31, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	161	$90,322	$242,351	37%
4-6	56	35	1,183	5,576	21
7-10	3	2	7	34	21
Subtotal	326	198	91,512	247,961	37
CDFIs	9	5	123	133	92
Housing associates	2	1	41	118	35
Total	337	204	$91,676	$248,212	37%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$218	$239
11% – 25%	9	966	1,176
26% – 50%	26	26,511	45,344
More than 50%	154	59,302	208,274
Total	193	$86,997	$255,033

December 31, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$128	$134
11% – 25%	6	554	690
26% – 50%	33	54,697	93,168
More than 50%	160	36,297	154,220
Total	204	$91,676	$248,212

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2019, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 80% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 90% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.
The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2019, and December 31, 2018.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2019		December 31, 2018
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$194	$194	$1,966	$1,899
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,071	3,018	3,276	3,168
Agency pools and collateralized mortgage obligations	9,014	8,718	9,245	8,643
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	727	700	3	3
Private-label commercial MBS – publicly registered investment-grade-rated subordinate tranches	135	111	—	—
PLRMBS – private placement investment-grade-rated senior tranches	174	132	58	43
Total	$13,315	$12,873	$14,548	$13,756
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
As of June 30, 2019, of the loan collateral pledged to the Bank, 24% was pledged by 28 institutions by specific identification, 50% was pledged by 115 institutions under a blanket lien with detailed reporting, and 26% was pledged by 129 institutions under a blanket lien with summary reporting.
As of June 30, 2019, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2019, and December 31, 2018.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2019		December 31, 2018
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$175,112	$149,834	$171,487	$144,748
Second lien residential mortgage loans and home equity lines of credit	18,439	9,931	19,149	10,539
Multifamily mortgage loans	32,308	24,637	29,200	22,054
Commercial mortgage loans	74,711	53,019	74,039	52,365
Loan participations(1)	5,109	3,764	5,207	3,818
Small business, small farm, and small agribusiness loans	3,939	975	3,774	932
Total	$309,618	$242,160	$302,856	$234,456

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2019, and December 31, 2018, the unpaid principal balance of these loans totaled $7 billion and $8 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.
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

Investment Credit Exposure

(In millions)
June 30, 2019
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$51	$—	$—	$—	$51
GSEs:
FFCB bonds	355	—	—	—	—	355
Total non-MBS	355	51	—	—	—	406
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	550	—	—	—	—	550
GSEs – single-family:
Freddie Mac	1,309	—	—	—	—	1,309
Fannie Mae(2)	2,221	5	—	4	—	2,230
Subtotal	3,530	5	—	4	—	3,539
GSEs – multifamily:
Freddie Mac	4,102	—	—	—	—	4,102
Fannie Mae	7,273	—	—	—	—	7,273
Subtotal	11,375	—	—	—	—	11,375
Total GSEs	14,905	5	—	4	—	14,914
PLRMBS:
Prime	51	29	115	250	138	583
Alt-A	84	42	78	1,924	720	2,848
Total PLRMBS	135	71	193	2,174	858	3,431
Total MBS	15,590	76	193	2,178	858	18,895
Total securities	15,945	127	193	2,178	858	19,301
Interest-bearing deposits	5	2,035	—	—	—	2,040
Securities purchased under agreements to resell	8,750	—	—	—	—	8,750
Federal funds sold(3)	2,471	2,618	—	—	—	5,089
Total investments	$27,171	$4,780	$193	$2,178	$858	$35,180

(In millions)
December 31, 2018
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds:
CalHFA bonds	$—	$100	$—	$—	$—	$100
GSEs:
FFCB bonds	656	—	—	—	—	656
Total non-MBS	656	100	—	—	—	756
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	614	—	—	—	—	614
GSEs – single-family:
Freddie Mac	1,506	—	—	—	—	1,506
Fannie Mae(2)	2,588	6	—	4	—	2,598
Subtotal	4,094	6	—	4	—	4,104
GSEs – multifamily:
Freddie Mac	4,351	—	—	—	—	4,351
Fannie Mae	5,110	—	—	—	—	5,110
Subtotal	9,461	—	—	—	—	9,461
Total GSEs	13,555	6	—	4	—	13,565
PLRMBS:
Prime	57	31	127	309	147	671
Alt-A	101	36	95	2,089	754	3,075
Total PLRMBS	158	67	222	2,398	901	3,746
Total MBS	14,327	73	222	2,402	901	17,925
Total securities	14,983	173	222	2,402	901	18,681
Interest-bearing deposits	15	2,540	—	—	—	2,555
Securities purchased under agreements to resell	7,300	—	—	—	—	7,300
Federal funds sold(3)	1,421	2,298	126	—	—	3,845
Total investments	$23,719	$5,011	$348	$2,402	$901	$32,381

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated D by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)
Includes $141 million and $141 million at June 30, 2019, and December 31, 2018, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2019, and December 31, 2018.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2019	December 31, 2018
Interest-bearing deposits	$2,040	$2,555
Federal funds sold	5,089	3,845
Total	$7,129	$6,400

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2019, and December 31, 2018.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or comparable Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2019, 35% of the carrying value of unsecured investments held by the Bank were rated AA, and 67% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2019
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$146	$2,235	$2,381
U.S. branches and agency offices of foreign commercial banks:
Australia	1,330	—	1,330
Canada	—	1,705	1,705
France	—	600	600
Netherlands	—	113	113
Singapore	1,000	—	1,000
Total U.S. branches and agency offices of foreign commercial banks	2,330	2,418	4,748
Total unsecured credit exposure	$2,476	$4,653	$7,129

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2019.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2019. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Moody’s, S&P, or comparable Fitch ratings. The Bank’s internal rating may differ from this rating.

(3)	Includes $141 million at June 30, 2019, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At June 30, 2019, 67% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2019
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 2 Days Through 30 Days	Due 31 Days Through 90 Days	Total
Domestic	$2,381	$—	$—	$2,381
U.S. branches and agency offices of foreign commercial banks:
Australia	500	530	300	1,330
Canada	1,000	585	120	1,705
France	600	—	—	600
Netherlands	113	—	—	113
Singapore	200	—	800	1,000
Total U.S. branches and agency offices of foreign commercial banks	2,413	1,115	1,220	4,748
Total unsecured credit exposure	$4,794	$1,115	$1,220	$7,129

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2019.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2019, all of the bonds were rated at least A by Moody’s or S&P.
For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2019, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2019, the Bank’s MBS portfolio was 286% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At June 30, 2019, PLRMBS representing 14% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of June 30, 2019, the Bank’s investment in MBS had gross unrealized losses totaling $51 million, $24 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2019, all of the gross unrealized losses on its agency MBS are temporary.
To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2019, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 8.0% to an increase of 12.0% over the 12-month period beginning April 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at June 30, 2019:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A	11	$236	$(5)	11	$236	$(6)
Total	11	$236	$(5)	11	$236	$(6)

(1)	Amounts are for the three months ended June 30, 2019.
For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
The following table presents the ratings of the Bank’s PLRMBS as of June 30, 2019, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2019
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime	$51	$30	$115	$257	$159	$612
Alt-A	83	41	80	2,110	825	3,139
Total par value	$134	$71	$195	$2,367	$984	$3,751

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2019, by collateral type at origination and by year of securitization.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2019
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime	$2	$—	$—	$132	$157	$291
Alt-A	16	13	77	2,071	822	2,999
Total par value	$18	$13	$77	$2,203	$979	$3,290

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
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

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2019
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime	$561	$(4)	$581	$—	$—	$—	10.38%	14.68%	9.72%
Alt-A	2,568	(20)	2,852	(5)	(1)	(6)	12.14	23.79	6.72
Total	$3,129	$(24)	$3,433	$(5)	$(1)	$(6)	11.85%	22.30%	7.20%

(1)	Amounts are for the year ended June 30, 2019.

(2)
Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime and Alt-A in a gross unrealized loss position was $195 million and $541 million, respectively, at June 30, 2019, and the amortized cost of Prime and Alt-A in a gross unrealized loss position was $195 million and $495 million, respectively, at June 30, 2019.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at June 30, 2019.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2019
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime	18.8	7.6	26.5	13.3
Alt-A	13.7	16.7	39.8	6.4
Total	14.3	15.6	38.3	7.2
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

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Weighted average of all Prime	94.95%	94.82%	94.54%	96.25%	95.97%
Weighted average of all Alt-A	90.82	90.39	89.56	91.02	90.76
Weighted average of all PLRMBS	91.50%	91.13%	90.41%	91.92%	91.67%
The Bank determined that, as of June 30, 2019, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2019, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.
If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2019. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2019.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2019.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives(2)	$67,135	$10	$227	$237
Liability positions with credit exposure:
Uncleared derivatives
AA	3,723	(43)	44	1
A	14,051	(257)	265	8
BBB	1,255	(35)	36	1
Total derivative positions with credit exposure to nonmember counterparties	86,164	(325)	572	247
Member institutions(3)	68	—	—	—
Total	86,232	$(325)	$572	$247
Derivative positions without credit exposure	2,963
Total notional	$89,195

December 31, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$1,020	$—	$—	$—
A	2,121	17	(16)	1
Liability positions with credit exposure:
Uncleared derivatives
A	1,223	(2)	2	—
BBB	1,915	—	—	—
Cleared derivatives(2)	77,183	(15)	199	184
Total derivative positions with credit exposure to nonmember counterparties	83,462	—	185	185
Member institutions(3)	12	—	—	—
Total	83,474	$—	$185	$185
Derivative positions without credit exposure	18,003
Total notional	$101,477

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)	Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was upgraded from A+ to AA- by S&P on May 21, 2019.

(3)	Member institutions include mortgage delivery commitments with members.
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

There have been no significant changes in the judgments and assumptions made during the first six months of 2019 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”
Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.
Recent Developments
Annual Designation of Member Director and Independent Director Positions. On June 17, 2019, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2020, the same allocation of positions as for 2019. In addition, the Finance Agency designated seven independent director positions for the Bank for 2020, the same number of positions as for 2019. One of the California member director positions, the Nevada member director position, and two of the independent director positions, all with current terms ending December 31, 2019, will be filled through an election of the members located in California (for the California member director position), an election of members located in Nevada (for the Nevada member director position), and an election of all members of the Bank (for the two independent director positions). The elections will be held in the fourth quarter of 2019. The California and Nevada member director positions and the two independent director positions will each have a four-year term that begins on January 1, 2020.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1,048.4 billion at June 30, 2019, and $1,031.6 billion at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $98.9 billion at June 30, 2019, and $101.6 billion at December 31, 2018. The Bank had committed to the issuance of $35 million and $350 million in consolidated obligations at June 30, 2019, and December 31, 2018, respectively.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2019, the Bank had no advance commitments and $20.0 billion in standby letters of credit outstanding. At December 31, 2018, the Bank had no advance commitments and $18.1 billion in standby letters of credit outstanding.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of June 30, 2019.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2019	December 31, 2018
+200 basis-point change above current rates	–3.2%	–3.3%
+100 basis-point change above current rates	–1.5	–1.4
–100 basis-point change below current rates	+1.4	+1.1
–200 basis-point change below current rates	+7.1	+2.6

(1)	Instantaneous change from actual rates at dates indicated.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in the first half of 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of June 30, 2019, were 75 basis points lower for the 1-year term, 83 basis points lower for the 5-year term, and 77 basis points lower for the 10-year term.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s Capital Plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 223% as of June 30, 2019.
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
The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by –52 basis points in the –200 basis points scenario, which is within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	June 30, 2019		December 31, 2018
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$106,762	3	$109,326	4
Liabilities	100,098	2	102,796	3
Net	$6,664	1	$6,530	1

(1)	Duration gap values include the impact of interest rate exchange agreements.
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2019, was $22.2 billion, including $18.9 billion in MBS and $3.3 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2018, was $21.0 billion, including $17.9 billion in MBS and $3.1 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.6 billion, or 70%, of MBS and mortgage loans at June 30, 2019, and $14.2 billion, or 68%, of MBS and mortgage loans at December 31, 2018. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $6.6 billion, or 30%, of MBS and mortgage loans, at June 30, 2019, and $6.8 billion, or 32%, of MBS and mortgage loans at December 31, 2018.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2019, and December 31, 2018.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2019	December 31, 2018
+200 basis-point change	–1.2%	–1.2%
+100 basis-point change	–0.5	–0.4
–100 basis-point change	+0.4	+0.2
–200 basis-point change	+3.2	+0.8

(1)	Instantaneous change from actual rates at dates indicated.
For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in the first half of 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of June 30, 2019, were 75 basis points lower for the 1-year term, 83 basis points lower for the 5-year term, and 77 basis points lower for the 10-year term.

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
Internal Control Over Financial Reporting
During the three months ended June 30, 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. For information regarding the lawsuit filed by former Bank officer, Lawrence H. Parks, and another former officer of the Bank, against the Bank and certain of the Bank’s current and former directors, chief executive officer, and two employees, see “Part II. Item 1. Legal Proceedings” in the Bank’s Form 10-Q for the quarter ended March 31, 2019.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2019.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Executive Vice President and Chief Financial Officer (Principal Financial Officer)