Form 10-Q
period 2019-09-30
Federal Home Loan Bank of San Francisco
filed 2019-11-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2019
Class B Stock, par value $100	30,990,794

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$81	$13
Interest-bearing deposits	2,035	2,555
Securities purchased under agreements to resell	7,700	7,300
Federal funds sold	3,871	3,845
Trading securities(a)	4	661
Available-for-sale (AFS) securities(b)	15,316	6,931
Held-to-maturity (HTM) securities (fair values were $8,586 and $11,047, respectively)(a)	8,564	11,089
Advances (includes $3,967 and $5,133 at fair value under the fair value option, respectively)	62,826	73,434
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	3,382	3,066
Accrued interest receivable	133	133
Derivative assets, net	23	185
Other assets	218	114
Total Assets	$104,153	$109,326
Liabilities:
Deposits	$652	$262
Consolidated obligations:
Bonds (includes $577 and $2,019 at fair value under the fair value option, respectively)	67,431	72,276
Discount notes	28,605	29,182
Total consolidated obligations	96,036	101,458
Mandatorily redeemable capital stock	138	227
Borrowings from other FHLBanks	—	250
Accrued interest payable	178	155
Affordable Housing Program (AHP) payable	158	182
Derivative liabilities, net	1	10
Other liabilities	420	252
Total Liabilities	97,583	102,796
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
29 shares and 29 shares, respectively	2,898	2,949
Unrestricted retained earnings	2,715	2,699
Restricted retained earnings	690	647
Total Retained Earnings	3,405	3,346
Accumulated other comprehensive income/(loss) (AOCI)	267	235
Total Capital	6,570	6,530
Total Liabilities and Capital	$104,153	$109,326

(a)	At September 30, 2019, and December 31, 2018, none of these securities were pledged as collateral that may be repledged.

(b)	At September 30, 2019, $321 of these securities were pledged as collateral that may be repledged. At December 31, 2018, none of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest Income:
Advances	$389	$389	$1,343	$1,138
Interest-bearing deposits	14	12	40	22
Securities purchased under agreements to resell	45	31	144	63
Federal funds sold	22	34	99	127
Trading securities	1	4	8	12
AFS securities	100	59	261	172
HTM securities	65	85	219	253
Mortgage loans held for portfolio	18	26	55	70
Total Interest Income	654	640	2,169	1,857
Interest Expense:
Consolidated obligations:
Bonds	409	364	1,306	1,010
Discount notes	128	117	480	373
Deposits	2	1	6	3
Mandatorily redeemable capital stock	3	5	11	16
Total Interest Expense	542	487	1,803	1,402
Net Interest Income	112	153	366	455
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	112	153	366	455
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(3)	(3)	(8)	(19)
Net amount of OTTI loss reclassified to/(from) AOCI	1	—	—	10
Net OTTI loss, credit-related	(2)	(3)	(8)	(9)
Net gain/(loss) on trading securities	—	(1)	(1)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	20	(12)	111	(65)
Net gain/(loss) on derivatives and hedging activities	(20)	18	(109)	66
Other	5	5	18	14
Total Other Income/(Loss)	3	7	11	4
Other Expense:
Compensation and benefits	20	19	61	59
Other operating expense	17	16	50	46
Federal Housing Finance Agency	2	1	5	4
Office of Finance	2	1	5	4
Quality Jobs Fund expense	5	5	15	20
Other, net	1	4	2	5
Total Other Expense	47	46	138	138
Income/(Loss) Before Assessment	68	114	239	321
AHP Assessment	7	12	25	34
Net Income/(Loss)	$61	$102	$214	$287

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Income/(Loss)	$61	$102	$214	$287
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(17)	1	30	1
Net change in pension and postretirement benefits	—	—	—	1
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(15)	5	1	25
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(1)	—	—	(10)
Total net non-credit-related OTTI gain/(loss) on AFS securities	(16)	5	1	15
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	—	1	1	2
Total net non-credit-related OTTI gain/(loss) on HTM securities	—	1	1	2
Total other comprehensive income/(loss)	(33)	7	32	19
Total Comprehensive Income/(Loss)	$28	$109	$246	$306

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2018	29	$2,850	$612	$2,707	$3,319	$330	$6,499
Comprehensive income/(loss)			21	81	102	7	109
Issuance of capital stock	3	299					299
Repurchase of capital stock	(3)	(266)					(266)
Cash dividends paid on capital stock (7.00%)				(51)	(51)		(51)
Balance, September 30, 2018	29	$2,883	$633	$2,737	$3,370	$337	$6,590

Balance, June 30, 2019	30	$2,967	$678	$2,719	$3,397	$300	$6,664
Comprehensive income/(loss)			12	49	61	(33)	28
Issuance of capital stock	1	141					141
Repurchase of capital stock	(2)	(206)					(206)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (7.00%)				(53)	(53)		(53)
Balance, September 30, 2019	29	$2,898	$690	$2,715	$3,405	$267	$6,570

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			58	229	287	19	306
Issuance of capital stock	10	980					980
Repurchase of capital stock	(13)	(1,338)					(1,338)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (7.00%)				(162)	(162)		(162)
Balance, September 30, 2018	29	$2,883	$633	$2,737	$3,370	$337	$6,590

Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			43	171	214	32	246
Issuance of capital stock	8	837					837
Repurchase of capital stock	(8)	(884)					(884)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (7.00%)				(155)	(155)		(155)
Balance, September 30, 2019	29	$2,898	$690	$2,715	$3,405	$267	$6,570

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net Income/(Loss)	$214	$287
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	(37)	(52)
Change in net fair value of trading securities	1	2
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(111)	65
Change in net derivatives and hedging activities	(422)	142
Net OTTI loss, credit-related	8	9
Other adjustments	11	—
Net change in:
Accrued interest receivable	1	(56)
Other assets	(13)	—
Accrued interest payable	16	28
Other liabilities	(20)	(22)
Total adjustments	(566)	116
Net cash provided by/(used in) operating activities	(352)	403
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	223	(1,108)
Securities purchased under agreements to resell	(400)	5,450
Federal funds sold	(26)	6,820
Trading securities:
Proceeds	656	500
AFS securities:
Proceeds	457	564
Purchases	(8,126)	(1,542)
HTM securities:
Proceeds	2,530	3,648
Purchases	—	(1,179)
Advances:
Repaid	988,903	1,309,095
Originated	(977,846)	(1,301,222)
Mortgage loans held for portfolio:
Principal collected	556	205
Purchases	(910)	(1,014)
Other investing activities, net	(36)	—
Net cash provided by/(used in) investing activities	5,981	20,217

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	375	(30)
Net change in borrowings from other FHLBanks	(250)	—
Net (payments)/proceeds on derivative contracts with financing elements	70	—
Net proceeds from issuance of consolidated obligations:
Bonds	57,223	53,346
Discount notes	107,298	108,204
Payments for matured and retired consolidated obligations:
Bonds	(62,141)	(66,940)
Discount notes	(107,841)	(114,612)
Proceeds from issuance of capital stock	837	980
Payments for repurchase/redemption of mandatorily redeemable capital stock	(93)	(84)
Payments for repurchase of capital stock	(884)	(1,338)
Cash dividends paid	(155)	(162)
Net cash provided by/(used in) financing activities	(5,561)	(20,636)
Net increase/(decrease) in cash and due from banks	68	(16)
Cash and due from banks at beginning of the period	13	31
Cash and due from banks at end of the period	$81	$15
Supplemental Disclosures:
Interest paid	$1,807	$1,386
AHP payments	51	50
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of mortgage loans to other assets	—	1
Transfers of other-than-temporarily impaired HTM securities to AFS securities	—	12
Transfers of capital stock to mandatorily redeemable capital stock	4	2

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

•
estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option;

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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K. Other changes to these policies as of September 30, 2019, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.
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

Note 3 — Trading Securities
The estimated fair value of trading securities as of September 30, 2019, and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
GSEs – Federal Farm Credit Bank (FFCB) bonds	$—	$656
MBS – Other U.S. obligations – Ginnie Mae	4	5
Total	$4	$661

The net unrealized gain/(loss) on trading securities was de minimis and $(1) for the three months ended September 30, 2019 and 2018, respectively. The net unrealized gain/(loss) on trading securities was $(1) and $(2) for the nine months ended September 30, 2019 and 2018, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Note 4 — Available-for-Sale Securities
AFS securities by major security type as of September 30, 2019, and December 31, 2018, were as follows:

September 30, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,290	$—	$—	$(3)	$5,287
MBS:
GSEs – multifamily:
Freddie Mac	797	—	3	—	800
Fannie Mae	6,476	—	13	(15)	6,474
Subtotal – GSEs – multifamily	7,273	—	16	(15)	7,274
PLRMBS:
Prime	232	—	20	—	252
Alt-A	2,235	(10)	279	(1)	2,503
Subtotal PLRMBS	2,467	(10)	299	(1)	2,755
Total MBS	9,740	(10)	315	(16)	10,029
Total	$15,030	$(10)	$315	$(19)	$15,316

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily:
Freddie Mac	$409	$—	$—	$(2)	$407
Fannie Mae	3,397	—	—	(30)	3,367
Subtotal MBS – GSEs – multifamily	3,806	—	—	(32)	3,774
PLRMBS:
Prime	267	—	21	—	288
Alt-A	2,603	(20)	288	(2)	2,869
Subtotal PLRMBS	2,870	(20)	309	(2)	3,157
Total	$6,676	$(20)	$309	$(34)	$6,931

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, previous OTTI recognized in earnings, and valuation adjustments for hedging activities.
At September 30, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $64, discounts of $52, and credit-related OTTI of $601. At December 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included premiums of $19, discounts of $53, and credit-related OTTI of $690.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2019, and December 31, 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities and for information on AFS securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury securities	$4,685	$3	$—	$—	$4,685	$3
MBS:
GSEs – multifamily:
Freddie Mac	246	—	—	—	246	—
Fannie Mae	2,619	11	628	4	3,247	15
Subtotal MBS – GSEs – multifamily	2,865	11	628	4	3,493	15
PLRMBS:
Prime	—	—	8	—	8	—
Alt-A	86	3	148	8	234	11
Subtotal PLRMBS	86	3	156	8	242	11
Subtotal MBS	2,951	14	784	12	3,735	26
Total	$7,636	$17	$784	$12	$8,420	$29

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$382	$2	$—	$—	$382	$2
Fannie Mae	3,211	30	—	—	3,211	30
Subtotal MBS – GSEs – multifamily	3,593	32	—	—	3,593	32
PLRMBS:
Prime	6	—	8	—	14	—
Alt-A	204	3	343	19	547	22
Subtotal PLRMBS	210	3	351	19	561	22
Total	$3,803	$35	$351	$19	$4,154	$54

Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2019, are shown below. There were no non-MBS investments as of December 31, 2018. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2019
Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$1,510	$1,509
Due after 1 year through 5 years	3,780	3,778
Subtotal	5,290	5,287
MBS	9,740	10,029
Total	$15,030	$15,316

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

See Note 6 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Held-to-Maturity Securities
The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$32	$—	$32	$—	$—	$32
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	508	—	508	5	—	513
GSEs – single-family:
Freddie Mac	1,186	—	1,186	9	(2)	1,193
Fannie Mae	2,033	—	2,033	23	(1)	2,055
Subtotal GSEs – single-family	3,219	—	3,219	32	(3)	3,248
GSEs – multifamily:
Freddie Mac	2,975	—	2,975	—	(10)	2,965
Fannie Mae	1,378	—	1,378	—	(3)	1,375
Subtotal GSEs – multifamily	4,353	—	4,353	—	(13)	4,340
Subtotal GSEs	7,572	—	7,572	32	(16)	7,588
PLRMBS:
Prime	298	—	298	1	(4)	295
Alt-A	156	(2)	154	6	(2)	158
Subtotal PLRMBS	454	(2)	452	7	(6)	453
Total MBS	8,534	(2)	8,532	44	(22)	8,554
Total	$8,566	$(2)	$8,564	$44	$(22)	$8,586

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$100	$—	$100	$—	$(3)	$97
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	609	—	609	—	(6)	603
GSEs – single-family:
Freddie Mac	1,506	—	1,506	6	(21)	1,491
Fannie Mae	2,598	—	2,598	17	(16)	2,599
Subtotal GSEs – single-family	4,104	—	4,104	23	(37)	4,090
GSEs – multifamily:
Freddie Mac	3,944	—	3,944	—	(17)	3,927
Fannie Mae	1,743	—	1,743	—	(1)	1,742
Subtotal GSEs – multifamily	5,687	—	5,687	—	(18)	5,669
Subtotal GSEs	9,791	—	9,791	23	(55)	9,759
PLRMBS:
Prime	383	—	383	1	(6)	378
Alt-A	209	(3)	206	7	(3)	210
Subtotal PLRMBS	592	(3)	589	8	(9)	588
Total MBS	10,992	(3)	10,989	31	(70)	10,950
Total	$11,092	$(3)	$11,089	$31	$(73)	$11,047

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At September 30, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $9, discounts of $13, and credit-related OTTI of $7. At December 31, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $14, discounts of $19, and credit-related OTTI of $7.
The following tables summarize the HTM securities with unrealized losses as of September 30, 2019, and December 31, 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following tables will not agree to the total gross unrecognized holding losses in the tables above. The unrealized losses in the following tables also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities and for information on HTM securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$30	$—	$20	$—	$50	$—
MBS – GSEs – single-family:
Freddie Mac	132	—	440	2	572	2
Fannie Mae	69	—	314	1	383	1
Subtotal MBS – GSEs – single-family	201	—	754	3	955	3
MBS – GSEs – multifamily:
Freddie Mac	1,499	4	1,348	6	2,847	10
Fannie Mae	715	1	661	2	1,376	3
Subtotal MBS – GSEs – multifamily	2,214	5	2,009	8	4,223	13
Subtotal MBS – GSEs	2,415	5	2,763	11	5,178	16
PLRMBS:
Prime	64	—	115	4	179	4
Alt-A	70	1	72	3	142	4
Subtotal PLRMBS	134	1	187	7	321	8
Total	$2,579	$6	$2,970	$18	$5,549	$24

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$80	$3	$80	$3
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	33	—	529	6	562	6
GSEs – single-family:
Freddie Mac	79	—	1,085	21	1,164	21
Fannie Mae	923	3	693	13	1,616	16
Subtotal GSEs – single-family	1,002	3	1,778	34	2,780	37
GSEs – multifamily:
Freddie Mac	3,826	16	67	1	3,893	17
Fannie Mae	757	1	360	—	1,117	1
Subtotal GSEs – multifamily	4,583	17	427	1	5,010	18
Subtotal GSEs	5,585	20	2,205	35	7,790	55
PLRMBS:
Prime	153	1	128	5	281	6
Alt-A	84	—	119	6	203	6
Subtotal PLRMBS	237	1	247	11	484	12
Total MBS	5,855	21	2,981	52	8,836	73
Total	$5,855	$21	$3,061	$55	$8,916	$76

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2019, and December 31, 2018, are shown below. Expected maturities of MBS will differ from contractual maturities because

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2019
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$32	$32	$32
Subtotal	32	32	32
MBS	8,534	8,532	8,554
Total	$8,566	$8,564	$8,586

December 31, 2018
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
HTM securities other than MBS:
Due after 10 years	$100	$100	$97
Subtotal	100	100	97
MBS	10,992	10,989	10,950
Total	$11,092	$11,089	$11,047

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
Private-Label Residential Mortgage-Backed Securities (PLRMBS). A significant input to the Bank’s cash flow analysis of its PLRMBS is the forecast of future housing price changes. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 6.0% to an increase of 10.0% over the 12-month period beginning July 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.
For securities determined to be other-than-temporarily impaired as of September 30, 2019 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the third quarter of 2019, and the related current credit enhancement for the Bank.

September 30, 2019
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Alt-A	13.6	20.2	41.8	1.9

(1)	Weighted average percentage is based on unpaid principal balance.
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$1,050	$1,103	$1,077	$1,129
Additional charges on securities for which OTTI was previously recognized(1)	2	3	8	9
Securities matured during the period(2)	(3)	—	(5)	—
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(15)	(15)	(46)	(47)
Balance, end of the period	$1,034	$1,091	$1,034	$1,091

(1)
For the three months ended September 30, 2019 and 2018, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2019 and 2018, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total accretion or amortization associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $21 and $20 for the three months ended September 30, 2019 and 2018, respectively. The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $58 and $62 for the nine months ended September 30, 2019 and 2018, respectively.

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
The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2018. The amounts shown represent the values when the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains (Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A	$—	$—	$—	$—	$12	$—	$—	$12
Total	$—	$—	$—	$—	$12	$—	$—	$12

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at September 30, 2019, and December 31, 2018, by loan collateral type:

September 30, 2019
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$281	$232	$252	$—	$—	$—	$—
Alt-A	2,776	2,235	2,503	42	38	35	42
Total	$3,057	$2,467	$2,755	$42	$38	$35	$42

December 31, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$323	$267	$288	$—	$—	$—	$—
Alt-A	3,225	2,603	2,869	52	47	44	51
Total	$3,548	$2,870	$3,157	$52	$47	$44	$51

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2019, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2019, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.
All Other Available-for-Sale and Held-to-Maturity Investments. For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2019, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.
For its agency MBS and U.S. Treasury obligations, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2019, all of the gross unrealized losses on its agency MBS and U.S. Treasury obligations are temporary.
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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 1.15% to 8.57% at September 30, 2019, and 1.02% to 8.57% at December 31, 2018, as summarized below.

	September 30, 2019		December 31, 2018
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$2	1.55%	$—	—%
Within 1 year	30,373	2.26	42,285	2.40
After 1 year through 2 years	18,538	2.33	13,662	2.57
After 2 years through 3 years	7,507	2.30	11,238	2.70
After 3 years through 4 years	1,947	2.80	2,409	2.45
After 4 years through 5 years	2,916	2.82	2,815	2.99
After 5 years	1,156	3.01	1,086	3.23
Total par value	62,439	2.34%	73,495	2.51%
Valuation adjustments for hedging activities	293		(32)
Valuation adjustments under fair value option	94		(29)
Total	$62,826		$73,434

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $11,926 at September 30, 2019, and $3,405 at December 31, 2018. The Bank had advances with partial prepayment symmetry outstanding totaling $3,799 at September 30, 2019, and $4,410 at December 31,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2018. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $13,324 at September 30, 2019, and $13,255 at December 31, 2018.
The Bank had putable advances totaling $20 at September 30, 2019, and $20 at December 31, 2018. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2019, and December 31, 2018, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Overdrawn demand and overnight deposit accounts	$2	$—	$2	$—
Within 1 year	36,647	46,740	30,388	42,295
After 1 year through 2 years	12,688	14,762	18,543	13,672
After 2 years through 3 years	7,110	5,688	7,507	11,238
After 3 years through 4 years	1,933	2,409	1,947	2,409
After 4 years through 5 years	2,903	2,812	2,916	2,815
After 5 years	1,156	1,084	1,136	1,066
Total par value	$62,439	$73,495	$62,439	$73,495

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2019 and 2018. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2019 and 2018.

	September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$14,100	22%	$92	24%	$287	22%
First Republic Bank	11,200	18	62	16	175	13
Wells Fargo & Company
Wells Fargo Financial National Bank West(2)	8,000	13	49	13	150	12
Wells Fargo Bank, National Association(3)	41	—	1	—	2	—
Subtotal Wells Fargo & Company	8,041	13	50	13	152	12
Bank of the West	5,556	9	41	10	124	9
JPMorgan Chase Bank, National Association(3)	5,056	8	33	9	144	11
Subtotal	43,953	70	278	72	882	67
Others	18,486	30	110	28	427	33
Total par value	$62,439	100%	$388	100%	$1,309	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$11,900	17%	$66	18%	$170	15%
First Republic Bank	9,700	14	49	13	130	12
JPMorgan Chase Bank, National Association(3)	8,360	12	57	15	161	15
Bank of the West	7,458	11	40	11	104	10
Wells Fargo & Company
Wells Fargo Financial National Bank(2)	4,000	6	23	7	62	5
Wells Fargo Bank, National Association(3)	49	—	1	—	2	—
Subtotal Wells Fargo & Company	4,049	6	24	7	64	5
Subtotal	41,467	60	236	64	629	57
Others	28,147	40	135	36	469	43
Total par value	$69,614	100%	$371	100%	$1,098	100%

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
For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2019, and December 31, 2018, are detailed below:

	September 30, 2019	December 31, 2018
Par value of advances:
Fixed rate:
Due within 1 year	$15,883	$20,437
Due after 1 year	20,735	19,727
Total fixed rate	36,618	40,164
Adjustable rate:
Due within 1 year	14,491	21,848
Due after 1 year	11,330	11,483
Total adjustable rate	25,821	33,331
Total par value	$62,439	$73,495

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2019, or December 31, 2018. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2019, and December 31, 2018, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2019	December 31, 2018
Fixed rate medium-term mortgage loans	$22	$16
Fixed rate long-term mortgage loans	3,280	2,951
Subtotal	3,302	2,967
Unamortized premiums	83	104
Unamortized discounts	(3)	(5)
Mortgage loans held for portfolio	3,382	3,066
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$3,382	$3,066

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
Credit Products. The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At September 30, 2019, and December 31, 2018, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2019, or during 2018.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of September 30, 2019, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.
Mortgage Loans Held for Portfolio. The following table presents information on delinquent mortgage loans as of September 30, 2019, and December 31, 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019	December 31, 2018
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$13	$15
60 – 89 days delinquent	2	2
90 days or more delinquent	6	9
Total past due	21	26
Total current loans	3,381	3,058
Total mortgage loans	$3,402	$3,084
In process of foreclosure, included above(2)	$2	$3
Nonaccrual loans	$6	$9
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.19%	0.31%

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
The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three and nine months ended September 30, 2019 and 2018.
The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

	September 30, 2019	December 31, 2018
Recorded investment, end of the period:
Individually evaluated for impairment	$5	$7
Collectively evaluated for impairment	3,397	3,077
Total recorded investment	$3,402	$3,084

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of September 30, 2019, and December 31, 2018. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of September 30, 2019, and December 31, 2018.
The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $5 and $5, respectively, at September 30, 2019. The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $7 and $7, respectively, at December 31, 2018.
The Federal Housing Finance Agency’s (Finance Agency) acquired member asset (AMA) regulation permits the Bank to purchase and hold specified mortgage loans from its members. The Bank and any participating financial institution share in the credit risk of the loans sold by that institution as specified in a master agreement. The Bank purchased loans under the MPF Program that were credit enhanced to an AMA investment-grade level at the time of purchase, where the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.
Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 as of September 30, 2019, and $2 as of December 31, 2018.
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
Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2019, and December 31, 2018, were repaid or are expected to be repaid according to the contractual terms.
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
Deposits and interest rate payment terms for deposits as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$509	1.55%	$240	2.10%
Non-interest-bearing deposits	143		22
Total	$652		$262

Note 11 — Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2018 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2019, and December 31, 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019		December 31, 2018
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$46,641	1.94%	$56,968	2.29%
After 1 year through 2 years	15,556	1.95	7,741	2.20
After 2 years through 3 years	1,698	2.21	2,842	2.08
After 3 years through 4 years	712	2.13	2,094	2.12
After 4 years through 5 years	797	2.11	600	2.56
After 5 years	2,021	3.04	2,091	3.03
Total par value	67,425	1.99%	72,336	2.29%
Unamortized premiums	1		3
Unamortized discounts	(10)		(10)
Valuation adjustments for hedging activities	13		(48)
Fair value option valuation adjustments	2		(5)
Total	$67,431		$72,276

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $8,684 at September 30, 2019, and $11,285 at December 31, 2018. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,495 at September 30, 2019, and $7,660 at December 31, 2018. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at September 30, 2019, and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
Par value of consolidated obligation bonds:
Non-callable	$58,741	$61,051
Callable	8,684	11,285
Total par value	$67,425	$72,336

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2019, and December 31, 2018, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2019	December 31, 2018
Within 1 year	$53,335	$65,878
After 1 year through 2 years	13,511	5,626
After 2 years through 3 years	326	616
After 3 years through 4 years	125	85
After 4 years through 5 years	77	70
After 5 years	51	61
Total par value	$67,425	$72,336

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$28,673	2.01%	$29,273	2.32%
Unamortized discounts	(68)		(91)
Total	$28,605		$29,182

(1)	Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2019, and December 31, 2018, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2018 Form 10K.

	September 30, 2019	December 31, 2018
Par value of consolidated obligations:
Bonds:
Fixed rate	$12,438	$16,735
Adjustable rate	54,487	53,668
Step-up	300	1,558
Step-down	100	275
Range bonds	100	100
Total bonds, par value	67,425	72,336
Discount notes, par value	28,673	29,273
Total consolidated obligations, par value	$96,098	$101,609

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2019, or December 31, 2018. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the three months ended September 30, 2019 and 2018:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2018	$—	$347	$(5)	$(12)	$330
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	1	5			6
Accretion of non-credit-related OTTI loss			1		1
Net current period other comprehensive income/(loss)	1	5	1	—	7
Balance, September 30, 2018	$1	$352	$(4)	$(12)	$337

Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(1)	—		(1)
Net change in fair value	(17)	(15)			(32)
Net current period other comprehensive income/(loss)	(17)	(16)	—	—	(33)
Balance, September 30, 2019	$(2)	$288	$(2)	$(17)	$267
The following table summarizes the changes in AOCI for the nine months ended September 30, 2019 and 2018:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2017	$—	$337	$(6)	$(13)	$318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				1	1
Non-credit-related OTTI loss		(11)	—		(11)
Net change in fair value	1	25			26
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		1	—		1
Net current period other comprehensive income/(loss)	1	15	2	1	19
Balance, September 30, 2018	$1	$352	$(4)	$(12)	$337

Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(3)	—		(3)
Net change in fair value	30	1			31
Accretion of non-credit-related OTTI loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	30	1	1	—	32
Balance, September 30, 2019	$(2)	$288	$(2)	$(17)	$267

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Capital
Capital Requirements. Under the Housing and Economic Recovery Act of 2008, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount that is greater than or equal to its risk-based capital requirement. Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital.
The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.
As of September 30, 2019, and December 31, 2018, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Risk-based capital	$1,550	$6,441	$1,899	$6,522
Total regulatory capital	$4,166	$6,441	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.18%	4.00%	5.97%
Leverage capital	$5,208	$9,660	$5,466	$9,783
Leverage ratio	5.00%	9.28%	5.00%	8.95%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $138 outstanding to three institutions at September 30, 2019, and $227 outstanding to three institutions at December 31, 2018. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at the beginning of the period	$138	$255	$227	$309
Reclassified from/(to) capital during the period	4	—	4	2
Repurchase of excess mandatorily redeemable capital stock	(4)	(28)	(93)	(84)
Balance at the end of the period	$138	$227	$138	$227
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $3 and $5 for the three months ended September 30, 2019 and 2018, respectively, and in the amount of $11 and $16 for the nine months ended September 30, 2019 and 2018, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2018 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2019, and December 31, 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Contractual Redemption Period	September 30, 2019	December 31, 2018
Within 1 year	$135	$—
After 1 year through 2 years	—	224
Past contractual redemption date because of remaining activity(1)	3	3
Total	$138	$227

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 224% as of September 30, 2019.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2,500 from January 2018 through July 2019. In July 2019, the methodology was further revised to provide a required level of retained earnings of $2,400. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The Bank’s restricted retained earnings totaled $690 and $647 at September 30, 2019, and December 31, 2018, respectively. The Bank’s unrestricted retained earnings totaled $2,715 and $2,699 at September 30, 2019, and December 31, 2018, respectively.

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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of September 30, 2019, the Bank’s excess capital stock totaled $178, or 0.17% of total assets.
In the third quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $53 in dividends on capital stock and $3 in dividends on mandatorily redeemable capital stock. In the third quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $51 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock.
In the first nine months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $166, including $155 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock. In the first nine months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $178, including $162 in dividends on capital stock and $16 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 24, 2019, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2019 at an annualized rate of 7.00%, totaling $54, including $51 in dividends on capital stock and $3 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 24, 2019. The Bank expects to pay the dividend on November 12, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2019.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $210 and $294 in excess capital stock during the third quarter of 2019 and 2018, respectively, and $977 and $1,422 in excess capital stock during the first nine months of 2019 and 2018, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2019 and 2018, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Excess capital stock totaled $178 and $166 as of September 30, 2019, and December 31, 2018, respectively.
For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2018 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2019, or December 31, 2018.

	September 30, 2019		December 31, 2018
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$402	13%	$456	14%
First Republic Bank	329	11	273	9
Subtotal	731	24	729	23
Others	2,305	76	2,447	77
Total	$3,036	100%	$3,176	100%

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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the Affordable Housing Program (AHP) assessment for the three and nine months ended September 30, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and Gain/(Loss) on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
Three months ended:
September 30, 2019	$72	$60	$132	$20	$(3)	$3	$112	$3	$47	$68
September 30, 2018	82	71	153	—	(5)	5	153	7	46	114
Nine months ended:
September 30, 2019	$237	$186	$423	$54	$(8)	$11	$366	$11	$138	$239
September 30, 2018	239	219	458	(1)	(12)	16	455	4	138	321

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $21 and $20 for the three months ended September 30, 2019 and 2018, respectively; and totaled $58 and $62 for the nine months ended September 30, 2019 and 2018, respectively. The mortgage-related business does not include credit-related OTTI losses of $2 and $3 for the three months ended September 30, 2019 and 2018, and $8 and $9 for the nine months ended September 30, 2019 and 2018, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at September 30, 2019, and December 31, 2018.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2019	$82,143	$22,010	$104,153
December 31, 2018	88,272	21,054	109,326

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
Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives cleared at a derivatives clearing organization. The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument or (ii) an economic hedge of assets, liabilities, or other derivatives.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank primarily uses the following interest rate exchange agreement instruments:
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2019, and December 31, 2018. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$44,027	$11	$528	$40,504	$20	$93
Total	44,027	11	528	40,504	20	93
Derivatives not designated as hedging instruments:
Interest rate swaps	50,955	14	21	59,398	65	54
Interest rate caps and floors	1,010	—	1	1,563	1	—
Mortgage delivery commitments	95	—	—	12	—	—
Total	52,060	14	22	60,973	66	54
Total derivatives before netting and collateral adjustments	$96,087	25	550	$101,477	86	147
Netting adjustments and cash collateral(1)		(2)	(549)		99	(137)
Total derivative assets and total derivative liabilities		$23	$1		$185	$10

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $555 and $257 at September 30, 2019, and December 31, 2018, respectively. Cash collateral received and related accrued interest was $7 and $22 at September 30, 2019, and December 31, 2018, respectively.

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
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2019 and 2018. Beginning on January 1, 2019, the gains and losses on derivatives include unrealized changes in fair value as well as net interest settlements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$389	$100	$(409)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(36)	$(224)	$2
Hedged items	37	209	(4)
Net gain/(loss) on fair value hedging relationships	$1	$(15)	$(2)

	Three Months Ended September 30, 2018(1)
	Interest Income/(Expense)			Other Income/(Loss)
	Advances	AFS Securities	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$389	$59	$(364)	$18
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$16	$1	$(6)	$22
Hedged items				(23)
Net gain/(loss) on fair value hedging relationships	$16	$1	$(6)	$(1)

	Nine Months Ended September 30, 2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,343	$261	$(1,306)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(292)	$(594)	$43
Hedged items	325	552	(61)
Net gain/(loss) on fair value hedging relationships	$33	$(42)	$(18)

	Nine Months Ended September 30, 2018(1)
	Interest Income/(Expense)			Other Income/(Loss)
	Advances	AFS Securities	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$1,138	$172	$(1,010)	$66
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$36	$1	$(13)	$52
Hedged items				(49)
Net gain/(loss) on fair value hedging relationships	$36	$1	$(13)	$3

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
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost
Advances	$27,428	$293
AFS securities	12,563	642
Consolidated obligation bonds	(5,207)	(13)

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2019 and 2018. For fair value hedging relationships, the portion of net gain/(loss) representing hedge ineffectiveness is recorded in other income for periods prior to January 1, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps		$(1)		$3
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(17)	23	$(102)	65
Interest rate caps and floors	(1)	—	(2)	1
Net settlements	(3)	(5)	(8)	(12)
Mortgage delivery commitments	1	2	3	11
Total net gain/(loss) related to derivatives not designated as hedging instruments	(20)	20	(109)	65
Price alignment amount(1)	—	(1)	—	(2)
Net gain/(loss) on derivatives and hedging activities	$(20)	$18	$(109)	$66

(1)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Credit Risk – The Bank is subject to credit risk from potential nonperformance by counterparties to the interest rate exchange agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies, credit guidelines, and Finance Agency and other regulations. The Bank also requires credit support agreements on all uncleared derivatives.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2019, was $537, for which the Bank had posted cash collateral of $542 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2019, and December 31, 2018.

	September 30, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$18	$(12)	$6	$—	$6
Cleared	7	10	17	(321)	338
Total			$23		$344
Derivative Liabilities
Uncleared	$549	$(548)	$1	$—	$1
Cleared	1	(1)	—	—	—
Total			$1		$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$83	$(82)	$1
Cleared	3	181	184
Total			$185
Derivative Liabilities
Uncleared	$129	$(119)	$10
Cleared	18	(18)	—
Total			$10

Note 16 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2019, and December 31, 2018. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2019, and December 31, 2018. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$81	$81	$81	$—	$—	$—
Interest-bearing deposits	2,035	2,035	2,035	—	—	—
Securities purchased under agreements to resell	7,700	7,700	—	7,700	—	—
Federal funds sold	3,871	3,871	—	3,871	—	—
Trading securities	4	4	—	4	—	—
AFS securities	15,316	15,316	—	12,561	2,755	—
HTM securities	8,564	8,586	—	8,101	485	—
Advances	62,826	62,880	—	62,880	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,382	3,385	—	3,385	—	—
Accrued interest receivable	133	133	—	133	—	—
Derivative assets, net(1)	23	23	—	25	—	(2)
Other assets(2)	18	18	18	—	—	—
Liabilities
Deposits	652	652	—	652	—	—
Consolidated obligations:
Bonds	67,431	67,389	—	67,389	—	—
Discount notes	28,605	28,608	—	28,608	—	—
Total consolidated obligations	96,036	95,997	—	95,997	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	178	178	—	178	—	—
Derivative liabilities, net(1)	1	1	—	550	—	(549)
Other
Standby letters of credit	31	31	—	31	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$13	$13	$13	$—	$—	$—
Interest-bearing deposits	2,555	2,555	2,555	—	—	—
Securities purchased under agreements to resell	7,300	7,299	—	7,299	—	—
Federal funds sold	3,845	3,846	—	3,846	—	—
Trading securities	661	661	—	661	—	—
AFS securities	6,931	6,931	—	3,774	3,157	—
HTM securities	11,089	11,047	—	10,362	685	—
Advances	73,434	73,462	—	73,462	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,066	2,975	—	2,975	—	—
Accrued interest receivable	133	133	—	133	—	—
Derivative assets, net(1)	185	185	—	86	—	99
Other assets(2)	16	16	16	—	—	—
Liabilities
Deposits	262	262	—	262	—	—
Consolidated obligations:
Bonds	72,276	72,079	—	72,079	—	—
Discount notes	29,182	29,178	—	29,178	—	—
Total consolidated obligations	101,458	101,257	—	101,257	—	—
Mandatorily redeemable capital stock	227	227	227	—	—	—
Borrowings from other FHLBanks	250	250	—	250	—	—
Accrued interest payable	155	155	—	155	—	—
Derivative liabilities, net(1)	10	10	—	147	—	(137)
Other
Standby letters of credit	27	27	—	27	—	—

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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2019:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
As of September 30, 2019, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
Investment Securities – Non-MBS – To determine the estimated fair values of non-MBS investments, the Bank uses a market approach using prices from third-party pricing vendors, generally consistent with the methodologies for MBS. The Bank believes that its methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2019, and December 31, 2018, by level within the fair value hierarchy.

September 30, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities – MBS – Other U.S. obligations – Ginnie Mae	$—	$4	$—	$—	$4
AFS securities:
U.S. obligations – Treasury securities	—	5,287	—	—	5,287
MBS:
GSEs – multifamily	—	7,274	—	—	7,274
PLRMBS	—	—	2,755	—	2,755
Subtotal MBS	—	7,274	2,755	—	10,029
Total AFS securities	—	12,561	2,755	—	15,316
Advances(2)	—	3,967	—	—	3,967
Derivative assets, net: interest rate-related	—	25	—	(2)	23
Other assets	18	—	—	—	18
Total recurring fair value measurements – Assets	$18	$16,557	$2,755	$(2)	$19,328
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$577	$—	$—	$577
Derivative liabilities, net: interest rate-related	—	550	—	(549)	1
Total recurring fair value measurements – Liabilities	$—	$1,127	$—	$(549)	$578
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$656	$—	$—	$656
MBS – Other U.S. obligations – Ginnie Mae	—	5	—	—	5
Total trading securities	—	661	—	—	661
AFS securities:
MBS – GSEs – multifamily	—	3,774	—	—	3,774
PLRMBS	—	—	3,157	—	3,157
Total AFS securities	—	3,774	3,157	—	6,931
Advances(2)	—	5,133	—	—	5,133
Derivative assets, net: interest rate-related	—	86	—	99	185
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$9,654	$3,157	$99	$12,926
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,019	$—	$—	$2,019
Derivative liabilities, net: interest rate-related	—	147	—	(137)	10
Total recurring fair value measurements – Liabilities	$—	$2,166	$—	$(137)	$2,029
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at September 30, 2019, and December 31, 2018.

(3)	Represents consolidated obligation bonds recorded under the fair value option at September 30, 2019, and December 31, 2018.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2019, and the year ended December 31, 2018.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30, 2019	September 30, 2018
Balance, beginning of the period	$2,929	$3,510
Total gain/(loss) realized and unrealized included in:
Interest income	20	19
Net OTTI loss, credit-related	(2)	(3)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(15)	5
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(1)	—
Settlements	(176)	(182)
Balance, end of the period	$2,755	$3,349
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$16	$16

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Balance, beginning of the period	$3,157	$3,833
Total gain/(loss) realized and unrealized included in:
Interest income	57	61
Net OTTI loss, credit-related	(8)	(9)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	1	25
Net amount of OTTI loss reclassified to/(from) other income/(loss)	—	(10)
Settlements	(452)	(563)
Transfers of HTM securities to AFS securities	—	12
Balance, end of the period	$2,755	$3,349
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$46	$52

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
The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,529	$943	$6,083	$1,404
New transactions elected for fair value option	—	—	188	851
Maturities and terminations	(583)	(365)	(873)	(50)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	22	2	(15)	(3)
Change in accrued interest	(1)	(3)	—	—
Balance, end of the period	$3,967	$577	$5,383	$2,202

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,133	$2,019	$6,431	$949
New transactions elected for fair value option	74	—	1,752	1,314
Maturities and terminations	(1,363)	(1,448)	(2,723)	(50)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	125	14	(78)	(13)
Change in accrued interest	(2)	(8)	1	2
Balance, end of the period	$3,967	$577	$5,383	$2,202

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2019 and 2018. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2019, and December 31, 2018:

	September 30, 2019			December 31, 2018
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,873	$3,967	$94	$5,162	$5,133	$(29)
Consolidated obligation bonds	575	577	2	2,024	2,019	(5)

(1)	At September 30, 2019, and December 31, 2018, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 17 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

was $1,010,271 at September 30, 2019, and $1,031,617 at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $96,098 at September 30, 2019, and $101,609 at December 31, 2018. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2018 Form 10-K.
Off-balance sheet commitments as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$16,212	$4,492	$20,704	$13,661	$4,418	$18,079
Commitments to issue consolidated obligation discount notes, par	—	—	—	350	—	350
Commitments to issue consolidated obligation bonds, par	40	—	40	—	—	—
Commitments to purchase mortgage loans	95	—	95	12	—	12

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The original terms of these standby letters of credit range from 7 days to 15 years, including a final expiration in 2034. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $31 at September 30, 2019, and $27 at December 31, 2018. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of September 30, 2019, and December 31, 2018.
There were no commitments to fund advances at September 30, 2019, and December 31, 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses).
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
We have pledged securities as collateral related to derivatives. See Note 15 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of September 30, 2019, the Bank had pledged total collateral of $875, including securities with a carrying value of $321, all of which may be repledged, and cash collateral of $554 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2018, the Bank had pledged total collateral of $257, which was comprised entirely of cash.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2019	December 31, 2018
Assets:
Advances	$3,711	$4,192
Mortgage loans held for portfolio	9	11
Accrued interest receivable	6	7
Liabilities:
Deposits	$30	$11
Capital:
Capital Stock	$130	$149

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Income:
Advances	$22	$21	$66	$52

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2019, and December 31, 2018, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2018 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled a de minimis amount and $1 at September 30, 2019, and December 31, 2018, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2019 and 2018, the Bank extended overnight loans to other FHLBanks for $1,450 and $280, respectively. During the nine months ended September 30, 2019 and 2018, the Bank borrowed $1,545 and $1,520, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended September 30, 2019 and 2018, the Bank recorded $1 and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense. For the nine months ended September 30, 2019 and 2018, the Bank recorded $2 and $2, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the three and nine months ended September 30, 2019 and 2018, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the nine months ended September 30, 2019 and 2018, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.
Note 19 — Subsequent Events
There were no material subsequent events identified, subsequent to September 30, 2019, until the time of the Form 10‑Q filing with the Securities and Exchange Commission.

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

•	changes in key Bank personnel;

•	technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	changes in the FHLBanks’ long-term credit ratings;

•	the possible discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequence it could have for market participants, including the Bank; and

•	the satisfaction of any claims and payment of administrative expenses upon the Financing Corporation’s dissolution.

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
Net income for the third quarter of 2019 was $61 million, compared with net income of $102 million for the third quarter of 2018. The $41 million decrease in net income relative to the prior-year period primarily reflected an increase in net fair value losses associated with derivatives, hedged items, and financial instruments carried at fair value, which reduced both net interest income and other income.
Net interest income for the third quarter of 2019 was $112 million, compared with $153 million for the third quarter of 2018. The $41 million decrease in net interest income primarily reflected lower spreads on interest-earning assets and the impact of new hedge accounting guidance adopted on January 1, 2019, which requires changes in the fair value of a derivative that was designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, to be recorded in net interest income with the earnings effect of the hedged item. The guidance was applied prospectively, so the gains and losses on fair value hedges in the prior-year period are presented in other income. Net fair value losses on designated fair value hedges recorded in net interest income for the third quarter of 2019 were $11 million. The decline in net interest income was also due to a retrospective adjustment of the effective yields on mortgage loans driven by a lower interest rate environment.
Retained earnings were $3.4 billion at September 30, 2019, and $3.3 billion at December 31, 2018, resulting from net income of $214 million in the first nine months of 2019, partially offset by dividends at an annualized rate of 7.00%, totaling $166 million, including $155 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock during the first nine months of 2019.
Total assets decreased $5.1 billion during the first nine months of 2019, to $104.2 billion at September 30, 2019, from $109.3 billion at December 31, 2018. Total advances decreased $10.6 billion, to $62.8 billion at September 30, 2019, from $73.4 billion at December 31, 2018. Investments increased $5.1 billion, to $37.5 billion at September 30, 2019, from $32.4 billion at December 31, 2018, primarily reflecting an increase in available-for-sale (AFS) securities.
Accumulated other comprehensive income (AOCI) increased by $32 million during the first nine months of 2019, to $267 million at September 30, 2019, from $235 million at December 31, 2018, primarily as a result of improvement in the fair value of MBS classified as AFS.
On October 24, 2019, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2019 at an annualized rate of 7.00%. The dividend will total $54 million, including $3 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2019. The Bank recorded the dividend on October 24, 2019, and expects to pay the dividend on or about November 12, 2019.
As of September 30, 2019, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.2%, exceeding the 4.0% requirement. The Bank had $6.4 billion in permanent capital, exceeding its risk-based capital requirement of $1.5 billion.

The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
On October 2, 2019, the Financing Corporation, formed pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to provide financing for the resolution of failed savings and loan associations, commenced the process of dissolution in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the Federal Housing Finance Agency (Finance Agency). Subject to the satisfaction of any claims and the payment of other administrative expenses upon the Financing Corporation’s dissolution, which is expected to occur in the first half of 2020, any surplus and remaining cash on hand of the Financing Corporation is expected to be distributed to the FHLBanks, as the Financing Corporation’s sole stockholders, in proportion to their ownership in the Financing Corporation’s nonvoting capital stock. The Bank’s ownership in the Financing Corporation’s nonvoting capital stock is 19.96%. The receipt by the FHLBanks of any such distribution from the Financing Corporation will be treated as a partial return of their prior capital contributions to the Financing Corporation and credited to their unrestricted retained earnings.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Selected Balance Sheet Items at Quarter End
Total Assets	$104,153	$106,762	$110,577	$109,326	$102,973
Advances	62,826	67,189	70,262	73,434	69,359
Mortgage Loans Held for Portfolio, Net	3,382	3,327	3,160	3,066	2,892
Investments(1)	37,490	35,180	36,494	32,381	30,292
Consolidated Obligations:(2)
Bonds	67,431	73,915	74,094	72,276	71,405
Discount Notes	28,605	24,901	28,281	29,182	24,030
Mandatorily Redeemable Capital Stock	138	138	227	227	227
Capital Stock —Class B —Putable	2,898	2,967	2,959	2,949	2,883
Unrestricted Retained Earnings	2,715	2,719	2,732	2,699	2,737
Restricted Retained Earnings	690	678	668	647	633
Accumulated Other Comprehensive Income/(Loss) (AOCI)	267	300	287	235	337
Total Capital	6,570	6,664	6,646	6,530	6,590
Selected Operating Results for the Quarter
Net Interest Income	$112	$110	$144	$146	$153
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	—
Other Income/(Loss)	3	(7)	15	(15)	7
Other Expense	47	48	43	49	46
Affordable Housing Program Assessment	7	6	12	9	12
Net Income/(Loss)	$61	$49	$104	$73	$102
Selected Other Data for the Quarter
Net Interest Margin(3)	0.44%	0.41%	0.52%	0.55%	0.60%
Operating Expenses as a Percent of Average Assets	0.15	0.15	0.12	0.15	0.14
Return on Average Assets	0.24	0.18	0.37	0.27	0.40
Return on Average Equity	3.65	2.91	6.34	4.40	6.26
Annualized Dividend Rate	7.00	7.00	7.00	13.44	7.00
Dividend Payout Ratio(4)	86.78	108.09	48.21	138.72	50.41
Average Equity to Average Assets Ratio	6.47	6.16	5.87	6.21	6.36
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.18	6.09	5.96	5.97	6.29
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2019	$1,010,271
June 30, 2019	1,048,412
March 31, 2019	1,010,895
December 31, 2018	1,031,617
September 30, 2018	1,019,098

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired private-label residential mortgage-backed securities (PLRMBS), less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2019 and 2018, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2019 Compared to Third Quarter of 2018

Average Balance Sheets

	Three Months Ended
	September 30, 2019(1)			September 30, 2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,458	$14	2.27%	$2,249	$12	1.97%
Securities purchased under agreements to resell	7,712	45	2.29	6,254	31	1.97
Federal funds sold	3,834	22	2.28	6,290	34	2.15
Trading securities:
Mortgage-backed securities (MBS)	4	—	3.81	5	—	3.10
Other investments	249	1	2.50	657	4	2.30
Available-for-sale (AFS) securities:(2)
MBS(3)(4)	9,113	85	3.68	3,654	59	6.46
Other investments(4)	2,533	15	2.39	—	—	—
Held-to-maturity (HTM) securities:(2)
MBS	9,014	65	2.84	12,582	84	2.65
Other investments	38	—	2.62	172	1	2.55
Mortgage loans held for portfolio	3,369	18	2.09	2,799	26	3.64
Advances(4)	62,788	389	2.46	66,763	389	2.31
Total interest-earning assets	101,112	654	2.57	101,425	640	2.50
Other assets(5)(6)	816	—		905	—
Total Assets	$101,928	$654		$102,330	$640
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(4)	$70,841	$409	2.29%	$71,363	$364	2.02%
Discount notes	22,956	128	2.21	23,319	117	1.99
Deposits and other borrowings	344	2	2.18	258	1	1.84
Mandatorily redeemable capital stock	139	3	9.96	244	5	7.62
Total interest-bearing liabilities	94,280	542	2.28	95,184	487	2.03
Other liabilities(5)	1,056	—		640	—
Total Liabilities	95,336	542		95,824	487
Total Capital	6,592	—		6,506	—
Total Liabilities and Capital	$101,928	$542		$102,330	$487
Net Interest Income		$112			$153
Net Interest Spread(7)			0.29%			0.47%
Net Interest Margin(8)			0.44%			0.60%
Interest-earning Assets/Interest-bearing Liabilities	107.25%			106.56%

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

(3)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $15 million and $15 million for the three months ended September 30, 2019 and 2018, respectively.

(4)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$—	$(11)	$—	$(11)
Net interest settlements on derivatives	1	(4)	(2)	(5)
Total net interest income/(expense)	$1	$(15)	$(2)	$(16)

	Three Months Ended
	September 30, 2018
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$1	—	$—	$1
Net interest settlements on derivatives	16	1	(6)	11
Total net interest income/(expense)	$17	$1	$(6)	$12

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the third quarter of 2019 was $112 million, a 27% decrease from $153 million in the third quarter of 2018. The following table details the changes in interest income and interest expense for the third quarter of 2019 compared to the third quarter of 2018. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$2	$1	$1
Securities purchased under agreements to resell	14	8	6
Federal funds sold	(12)	(14)	2
Trading securities: Other investments	(3)	(3)	—
AFS securities:
MBS(2)	26	60	(34)
Other investments(2)	15	15	—
HTM securities:
MBS	(19)	(25)	6
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(8)	4	(12)
Advances(2)	—	(24)	24
Total interest-earning assets	14	21	(7)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	45	(3)	48
Discount notes	11	(2)	13
Deposits and other borrowings	1	1	—
Mandatorily redeemable capital stock	(2)	(3)	1
Total interest-bearing liabilities	55	(7)	62
Net interest income	$(41)	$28	$(69)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 44 basis points for the third quarter of 2019, 16 basis points lower than the net interest margin for the third quarter of 2018, which was 60 basis points. The net interest spread was 29 basis points for the third quarter of 2019, 18 basis points lower than the net interest spread for the third quarter of 2018, which was 47 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period and due to net fair value losses on hedging activities included in net interest income beginning January 1, 2019, upon implementation of Accounting Standards Update (ASU) 2017-12.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2019 and 2018.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2019	September 30, 2018
Other Income/(Loss):
Total OTTI loss	$(3)	$(3)
Net amount of OTTI loss reclassified to/(from) AOCI	1	—
Net OTTI loss, credit-related	(2)	(3)
Net gain/(loss) on trading securities(1)	—	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	20	(12)
Net gain/(loss) on derivatives and hedging activities(2)	(20)	18
Other	5	5
Total Other Income/(Loss)	$3	$7

(1)	The net gain/(loss) on trading securities that were economically hedged totaled de minimis amounts for the three months ended September 30, 2019 and 2018.

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
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2019 and 2018.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2019	September 30, 2018
Advances	$22	$(15)
Consolidated obligation bonds	(2)	3
Total	$20	$(12)
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
Net Gain/(Loss) on Derivatives and Hedging Activities – Prior to January 1, 2019, for fair value hedges, the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item was recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2019 and 2018.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

	Three Months Ended
(In millions)	September 30, 2019(1)			September 30, 2018
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(21)	$2	$(19)	$—	$5	$5	$10
Not elected for fair value option	2	(2)	—	(2)	7	(3)	2
Consolidated obligation bonds:
Elected for fair value option	1	—	1	—	(1)	(1)	(2)
Not elected for fair value option	4	(2)	2	—	5	(8)	(3)
Consolidated obligation discount notes:
Not elected for fair value option	(3)	(1)	(4)	—	7	2	9
MBS:
Not elected for fair value option	(1)	—	(1)	1	—	—	1
Mortgage delivery commitment:
Not elected for fair value option	1	—	1	—	2	—	2
Price alignment amount(2)	—	—	—	—	(1)	—	(1)
Total	$(17)	$(3)	$(20)	$(1)	$24	$(5)	$18

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

(2)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

During the third quarter of 2019, net losses on derivatives and hedging activities totaled $20 million compared to net gains of $18 million in the third quarter of 2018. These amounts included expense of $3 million and expense of $5 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2019 and 2018, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Other Expense. During the third quarter of 2019, other expenses totaled $47 million, compared to $46 million in the third quarter of 2018.
Quality Jobs Fund Expense and Other – During the third quarter of 2019 and 2018, the Bank made voluntary charitable contributions of $5 million and $5 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $1 million and $1 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Average Balance Sheets

	Nine Months Ended
	September 30, 2019(1)			September 30, 2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,222	$40	2.41%	$1,601	$22	1.81%
Securities purchased under agreements to resell	8,021	144	2.40	4,625	63	1.82
Federal funds sold	5,263	99	2.51	9,616	127	1.77
Trading securities:
MBS	4	—	3.77	6	—	2.90
Other investments	406	8	2.65	745	12	2.04
AFS securities:(2)
MBS(3)(4)	8,061	246	4.08	3,429	172	6.72
Other investments(4)	854	15	2.39	—	—	—
HTM securities:(2)
MBS	9,838	218	2.95	13,225	246	2.49
Other investments	56	1	2.81	430	7	2.16
Mortgage loans held for portfolio	3,247	55	2.24	2,539	70	3.68
Advances(4)	69,233	1,343	2.59	75,794	1,138	2.01
Loans to other FHLBanks	9	—	2.95	1	—	1.70
Total interest-earning assets	107,214	2,169	2.71	112,011	1,857	2.22
Other assets(5)(6)	984	—		856	—
Total Assets	$108,198	$2,169		$112,867	$1,857
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(4)	$73,014	$1,306	2.39%	$75,050	$1,010	1.80%
Discount notes	26,993	480	2.38	30,001	373	1.66
Deposits and other borrowings	301	6	2.30	284	3	1.55
Mandatorily redeemable capital stock	188	11	8.10	274	16	7.70
Borrowings from other FHLBanks	7	—	2.43	6	—	1.66
Total interest-bearing liabilities	100,503	1,803	2.40	105,615	1,402	1.77
Other liabilities(5)	1,033	—		583	—
Total Liabilities	101,536	1,803		106,198	1,402
Total Capital	6,662	—		6,669	—
Total Liabilities and Capital	$108,198	$1,803		$112,867	$1,402
Net Interest Income		$366			$455
Net Interest Spread(7)			0.31%			0.45%
Net Interest Margin(8)			0.46%			0.54%
Interest-earning Assets/Interest-bearing Liabilities	106.68%			106.06%

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

(3)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $46 million and $47 million for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$(2)	$(33)	$(1)	$(36)
Net interest settlements on derivatives	35	(9)	(17)	9
Total net interest income/(expense)	$33	$(42)	$(18)	$(27)

	Nine Months Ended
	September 30, 2018
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$1	$—	$—	$1
Net interest settlements on derivatives	36	1	(13)	24
Total net interest income/(expense)	$37	$1	$(13)	$25

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first nine months of 2019 was $366 million, a 20% decrease from $455 million in the first nine months of 2018. The following table details the changes in interest income and interest expense for the first nine months of 2019 compared to the first nine months of 2018. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$18	$10	$8
Securities purchased under agreements to resell	81	56	25
Federal funds sold	(28)	(70)	42
Trading securities: Other investments	(4)	(7)	3
AFS securities:
MBS(2)	74	162	(88)
Other investments(2)	15	15	—
HTM securities:
MBS	(28)	(69)	41
Other investments	(6)	(8)	2
Mortgage loans held for portfolio	(15)	17	(32)
Advances(2)	205	(105)	310
Total interest-earning assets	312	1	311
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	296	(28)	324
Discount notes	107	(40)	147
Deposits and other borrowings	3	—	3
Mandatorily redeemable capital stock	(5)	(6)	1
Total interest-bearing liabilities	401	(74)	475
Net interest income	$(89)	$75	$(164)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 46 basis points for the first nine months of 2019, 8 basis points lower than the net interest margin for the first nine months of 2018, which was 54 basis points. The net interest spread was 31 basis points for the first nine months of 2019, 14 basis point lower than the net interest spread for the first nine months of 2018, which was 45 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period and due to net fair value losses on hedging activities included in net interest income beginning January 1, 2019, upon implementation of ASU 2017-12.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2019 and 2018.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Other Income/(Loss):
Total OTTI loss	$(8)	$(19)
Net amount of OTTI loss reclassified to/(from) AOCI	—	10
Net OTTI loss, credit-related	(8)	(9)
Net gain/(loss) on trading securities(1)	(1)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	111	(65)
Net gain/(loss) on derivatives and hedging activities(2)	(109)	66
Other	18	14
Total Other Income/(Loss)	$11	$4

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $(1) million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

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
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2019 and 2018.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Advances	$125	$(78)
Consolidated obligation bonds	(14)	13
Total	$111	$(65)
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

Net Gain/(Loss) on Derivatives and Hedging Activities – Prior to January 1, 2019, for fair value hedges, the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item was recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first nine months of 2019 and 2018.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
(In millions)	September 30, 2019(1)			September 30, 2018
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(127)	$17	$(110)	$—	$74	$8	$82
Not elected for fair value option	12	(7)	5	3	(5)	(4)	(6)
Consolidated obligation bonds:
Elected for fair value option	12	(3)	9	—	(12)	(1)	(13)
Not elected for fair value option	45	(15)	30	(1)	(39)	(11)	(51)
Consolidated obligation discount notes:
Not elected for fair value option	(45)	—	(45)	—	48	(4)	44
MBS:
Not elected for fair value option	(1)	—	(1)	1	—	—	1
Mortgage delivery commitment:
Not elected for fair value option	3	—	3	—	11	—	11
Price alignment amount(2)	—	—	—	—	(2)	—	(2)
Total	$(101)	$(8)	$(109)	$3	$75	$(12)	$66

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

(2)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first nine months of 2019, net losses on derivatives and hedging activities totaled $109 million compared to net gains of $66 million in the first nine months of 2018. These amounts included expense of $8 million and expense of $12 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2019 and 2018, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”
Other Expense. During the first nine months of 2019, other expenses totaled $138 million, compared to $138 million in the first nine months of 2018.
Quality Jobs Fund Expense and Other – During the first nine months of 2019 and 2018, the Bank made voluntary charitable contributions of $15 million and $20 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $2 million and $2 million, respectively, to the AHP to offset the impact on the AHP assessment of the charitable contribution expense.

Return on Average Equity
Return on average equity (ROE) was 3.65% (annualized) for the third quarter of 2019, compared to 6.26% (annualized) for the third quarter of 2018. The decrease primarily reflected lower net income for the third quarter of 2019, which decreased 40%, from $102 million in the third quarter of 2018 to $61 million in the third quarter of 2019.
ROE was 4.29% (annualized) for the first nine months of 2019, compared to 5.76% (annualized) for the first nine months of 2018. The decrease primarily reflected lower net income for the first nine months of 2019, which decreased 25%, from $287 million in the first nine months of 2018 to $214 million in the first nine months of 2019.
Dividends and Retained Earnings
In the third quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $53 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $51 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock.
In the first nine months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $166 million, including $155 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2018, the Bank paid dividends at an annualized rate of 7.00%, totaling $178 million, including $162 million in dividends on capital stock and $16 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 24, 2019, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2019 at an annualized rate of 7.00%, totaling $54 million, including $51 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 24, 2019. The Bank expects to pay the dividend on November 12, 2019. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2019.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion from January 2018 through July 2019. In July 2019, the methodology was further revised to provide a required level of retained earnings of $2.4 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $690 million and $647 million as of September 30, 2019, and December 31, 2018, respectively.
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
Financial Condition
Total assets were $104.2 billion at September 30, 2019, compared to $109.3 billion at December 31, 2018. Advances decreased by $10.6 billion, or 14%, to $62.8 billion at September 30, 2019, from $73.4 billion at December 31, 2018. MBS investments increased by $0.7 billion, or 4%, to $18.6 billion at September 30, 2019, from $17.9 billion at December 31, 2018. Average total assets were $101.9 billion for the third quarter of 2019 and were $102.3 billion for the third quarter of 2018. Average total assets were $108.2 billion for the first nine months of 2019, a 4% decrease compared to $112.9 billion for the first nine months of 2018. Average advances were $62.8 billion for the third quarter of 2019, a 6% decrease from $66.8 billion for the third quarter of 2018. Average advances were $69.2 billion for the first nine months of 2019, a 9% decrease from $75.8 billion for the first nine months of 2018. Average MBS were $18.1 billion for the third quarter of 2019, a 12% increase from $16.2 billion for the third quarter of 2018. Average MBS investments were $17.9 billion for the first nine months of 2019, a 7% increase from $16.7 billion for the first nine months of 2018.
Advances outstanding at September 30, 2019, included unrealized gains of $387 million, of which $293 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $94 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2018, included unrealized losses of $61 million, of which $32 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $29 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2018, to September 30, 2019, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $97.6 billion at September 30, 2019, a decrease of $5.2 billion from $102.8 billion at December 31, 2018, reflecting a $5.5 billion decrease in consolidated obligations outstanding to $96.0 billion at September 30, 2019, from $101.5 billion at December 31, 2018. Average total liabilities were $95.3 billion for the third quarter of 2019 and were $95.8 billion for the third quarter of 2018. Average total liabilities were $101.5 billion for the first nine months of 2019, a 4% decrease compared to $106.2 billion for the first nine months of 2018. Average consolidated obligations were $93.8 billion for the third quarter of 2019 and $94.7 billion for the third quarter of 2018. Average consolidated obligations were $100.0 billion for the first nine months of 2019 and $105.1 billion for the first nine months of 2018.
Consolidated obligations outstanding at September 30, 2019, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2018, included unrealized gains of $48 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $5 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The decrease in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2018, to September 30, 2019, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,010.3 billion at September 30, 2019, and $1,031.6 billion at December 31, 2018.
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
Certain Bank assets, liabilities, and derivatives are indexed to LIBOR. The Bank recognizes that the possible discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Part I. Item 1A. Risk Factors” in the Bank’s 2018 Form 10‑K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including the Secured Overnight Financing Rate (SOFR), (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. In addition, the Transition Plan limits new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
Market activity in SOFR-indexed financial instruments continues to increase. During the nine months ended September 30, 2019, the Bank issued $37.8 billion in SOFR-indexed consolidated obligation bonds. For more information on LIBOR-indexed advances see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $6.2 billion to $82.1 billion (79% of total assets) at September 30, 2019, from $88.3 billion (81% of total assets) at December 31, 2018.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $72 million in the third quarter of 2019, a decrease of $10 million, or 12% compared with $82 million in the third quarter of 2018. The decrease was primarily due to a decline in both spreads and balances on advances-related assets. In the first nine months of 2019, adjusted net interest income for this segment was $237 million, a decrease of $2 million, or 1%, compared to $239 million in the first nine months of 2018. This decrease was primarily due to a decline in advances balances, partially offset by an improvement in spreads in advances-related assets.
Adjusted net interest income for this segment represented 55% and 54% of total adjusted net interest income for the third quarter of 2019 and 2018, respectively, and 56% and 52% of total adjusted net interest income for the first nine months of 2019 and 2018, respectively.
Advances – The par value of advances outstanding decreased by $11.1 billion, or 15%, to $62.4 billion at September 30, 2019, from $73.5 billion at December 31, 2018. Average advances outstanding were $62.8 billion for the third quarter of 2019, a 6% decrease from $66.8 billion for the third quarter of 2018. Average advances outstanding were $69.2 billion for the first nine months of 2019, a 9% decrease from $75.8 billion for the first nine months of 2018. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of September 30, 2019, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $1.8 billion, and advances outstanding to the Bank’s other borrowers decreased by $9.3 billion. Advances to the top five borrowers decreased to $44.0 billion at September 30, 2019, from $45.8 billion at December 31, 2018. (See “Item 1. Financial Statements – Note 7 – Advances – Credit and Concentration Risk” for further information.)
The Bank has a significant long-term funding arrangement with a member that contributes to the level of outstanding advances. It is possible that our advances may increase or decrease to the extent our members elect to use alternative funding resources.
The $11.1 billion decrease in advances outstanding reflected a $4.1 billion decrease in adjustable rate advances, a $3.6 billion decrease in fixed rate advances, and a $3.4 billion decrease in variable rate advances.
The Bank has begun to offer SOFR-indexed advances to its members. The components of the advances portfolio at September 30, 2019, and December 31, 2018, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2019		December 31, 2018
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$8,760	14%	$13,532	18%
Adjustable – LIBOR, callable at borrower’s option	13,250	21	12,500	17
Adjustable – LIBOR, with caps and/or floors and PPS(1)	30	—	83	—
Adjustable – SOFR	5	—	—	—
Subtotal adjustable rate advances	22,045	35	26,115	35
Fixed	20,606	33	31,462	43
Fixed – amortizing	243	1	218	—
Fixed – with PPS(1)	3,539	6	3,819	5
Fixed – with FPS(1)	11,926	19	3,405	5
Fixed – with caps and PPS(1)	210	—	485	1
Fixed – callable at borrower’s option	74	—	752	1
Fixed – callable at borrower’s option with PPS(1)	—	—	3	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	36,618	59	40,164	55
Daily variable rate	3,776	6	7,216	10
Total par value	$62,439	100%	$73,495	100%

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

The table below presents the par value of LIBOR-indexed advances by redemption term at September 30, 2019.

LIBOR-Indexed Advances by Redemption Term

(In millions)
September 30, 2019

(Redemption term)	Par Value
Due in 2019	$2,200
Due in 2020	9,110
Due in 2021	10,450
Due in 2022 and thereafter(1)	280
Total LIBOR-Indexed Advances	$22,040

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $18.9 billion and $14.5 billion as of September 30, 2019, and December 31, 2018, respectively. The increase in the total size of the non-MBS investment portfolio reflects new purchases of U.S. Treasury bonds.

Interest rate payment terms for non-MBS investments classified as trading, AFS, and held-to-maturity (HTM) at September 30, 2019, and December 31, 2018, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2019	December 31, 2018
Fair value of trading securities:
Adjustable rate	$—	$656
Total trading securities	$—	$656
Amortized cost of AFS securities:
Fixed rate	$5,290	$—
Total AFS securities	$5,290	$—
Amortized cost of HTM securities other than MBS:
Adjustable rate	$32	$100
Total	$32	$100
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $75.6 billion at September 30, 2019, from $81.7 billion at December 31, 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”
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
At September 30, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $82.9 billion, of which $43.8 billion were hedging advances, $33.9 billion were hedging consolidated obligations, and $5.2 billion were economically hedging non-MBS investments. At December 31, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $89.4 billion, of which $39.3 billion were hedging advances, $49.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
The following table presents a comparison of selected market interest rates as of September 30, 2019, and December 31, 2018. The Federal Reserve lowered the target range for overnight Federal funds for the second time since yearend. As of September 30, 2019, the SOFR, 3-month U.S. Treasury Bill, 3-month LIBOR, 2-year U.S. Treasury notes, and 5-year U.S. Treasury note rates declined relative to December 31, 2018.

Selected Market Interest Rates

Market Instrument	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Federal Reserve target range for overnight Federal funds	1.75-2.00%	2.25-2.50%	2.00-2.25%	1.25-1.50%
Secured Overnight Financing Rate	2.35	3.00	N/A	N/A
3-month Treasury bill	1.78	2.36	2.16	1.36
3-month LIBOR	2.09	2.81	2.40	1.69
2-year Treasury note	1.62	2.49	2.82	1.89
5-year Treasury note	1.55	2.51	2.95	2.21
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
At September 30, 2019, assets associated with this segment were $22.0 billion (21% of total assets), an increase of $0.9 billion from $21.1 billion at December 31, 2018 (19% of total assets).
Adjusted net interest income for this segment was $60 million in the third quarter of 2019, a decrease of $11 million, or 15%, compared with $71 million in the third quarter of 2018. In the first nine months of 2019, adjusted net interest income for this segment was $186 million, a decrease of $33 million, or 15%, compared to $219 million in the first nine months of 2018. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, higher premium amortization expense, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.
Adjusted net interest income for this segment represented 45% and 46% of total adjusted net interest income for the third quarter of 2019 and 2018, respectively, and 44% and 48% of total adjusted net interest income for the first nine months of 2019 and 2018, respectively.
MBS Investments – The Bank’s MBS portfolio was $18.6 billion at September 30, 2019, compared with $17.9 billion at December 31, 2018. During the first nine months of 2019, the Bank’s MBS portfolio increased primarily because of $2.8 billion in new agency MBS investment purchases and an increase in basis adjustments for active hedging relationships of $0.6 billion, partially offset by $2.9 billion in principal repayments. Average MBS investments were $18.1 billion in the third quarter of 2019, an increase of $1.9 billion from $16.2 billion in the third quarter of 2018. Average MBS investments were $17.9 billion in the first nine months of 2019, an increase of $1.2 billion from $16.7 billion in the first nine months of 2018. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at September 30, 2019, and December 31, 2018, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2019	December 31, 2018
Fair value of trading securities:
Adjustable rate	$4	$5
Total trading securities	$4	$5
Amortized cost of AFS securities:
Fixed rate	$7,863	$4,506
Adjustable rate	1,877	2,170
Total AFS securities	$9,740	$6,676
Amortized cost of HTM securities:
Fixed rate	$2,331	$2,950
Adjustable rate	6,203	8,042
Total HTM securities	$8,534	$10,992
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
As of September 30, 2019, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $910 million in eligible loans under the MPF Original product during 2019.
Mortgage loan balances increased to $3.4 billion at September 30, 2019, from $3.1 billion at December 31, 2018, an increase of $0.3 billion. Average mortgage loans were $3.4 billion in the third quarter of 2019, an increase of $0.6 billion from $2.8 billion in the third quarter of 2018. Average mortgage loans were $3.2 billion in the first nine months of 2019, an increase of $0.7 billion from $2.5 billion in the first nine months of 2018.
At September 30, 2019, and December 31, 2018, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2018 Form 10-K. Mortgage loan balances at September 30, 2019, and December 31, 2018, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2019	December 31, 2018
MPF Plus	$186	$213
MPF Original	3,116	2,754
Subtotal	3,302	2,967
Unamortized premiums	83	104
Unamortized discounts	(3)	(5)
Mortgage loans held for portfolio	3,382	3,066
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$3,382	$3,066
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
Borrowings – Total consolidated obligations funding the mortgage-related business increased $0.9 billion to $22.0 billion at September 30, 2019, from $21.1 billion at December 31, 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 17 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $13.2 billion at September 30, 2019, of which $5.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, $7.6 billion were associated with MBS, and $0.1 billion were associated with mortgage delivery commitments. The notional amount of derivative instruments associated with the mortgage-related business totaled $12.1 billion at December 31, 2018, of which $6.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $5.2 billion were associated with MBS.
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
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2019, and December 31, 2018.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2019	December 31, 2018
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$27,093	$30,045
Pay adjustable, receive adjustable basis swap	Adjustable rate advance converted to another adjustable rate index	Economic Hedge(1)	7,550	—
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,160	2,237
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	3,006	1,815
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,918	5,079
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	30	83
Subtotal Economic Hedges(1)			16,664	9,214
Total			43,757	39,259
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	3,062	4,496
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	525	1,596
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	170	235
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	4,235	19,710
Subtotal Economic Hedges(1)			4,930	21,541
Total			7,992	26,037

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2019	December 31, 2018
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	2,013	2,214
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	2,077	3,657
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	405	1,789
Subtotal Economic Hedges(1)			2,482	5,446
Total			4,495	7,660
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,205	1,725
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	24,654	20,095
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,050	960
Total			26,909	22,780
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	11,859	3,749
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	—	500
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	980	1,480
Subtotal Economic Hedges(1)			980	1,980
Total			12,839	5,729
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	95	12
Total			95	12
Total Notional Amount			$96,087	$101,477

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

The following tables categorize the notional amounts and estimated fair values of the Bank’s derivative instruments, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2019, and December 31, 2018.

Derivative Instruments Notional Amounts and Estimated Fair Values

September 30, 2019
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$27,093	$5	$293	$—	$298
Non-callable bonds	3,062	(4)	(14)	—	(18)
Callable bonds	2,013	(1)	1	—	—
Treasury securities	5,250	—	(5)	—	(5)
MBS	6,609	(519)	647	—	128
Subtotal	44,027	(519)	922	—	403
Not qualifying for hedge accounting:
Advances	16,664	(8)	—	83	75
Non-callable bonds	4,930	4	—	(2)	2
Callable bonds	2,482	(1)	—	1	—
Discount notes	26,909	—	—	—	—
MBS	980	—	—	—	—
Mortgage delivery commitments	95	—	—	—	—
Subtotal	52,060	(5)	—	82	77
Total excluding accrued interest	96,087	(524)	922	82	480
Accrued interest	—	(1)	18	9	26
Total	$96,087	$(525)	$940	$91	$506

December 31, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$30,045	$(14)	$(32)	$—	$(46)
Non-callable bonds	4,496	(9)	17	—	8
Callable bonds	2,214	(30)	31	—	1
MBS	3,749	(42)	91	—	49
Subtotal	40,504	(95)	107	—	12
Not qualifying for hedge accounting:
Advances	9,214	11	—	(43)	(32)
Non-callable bonds	21,541	5	—	—	5
Callable bonds	5,446	(46)	—	14	(32)
Discount notes	22,780	24	—	—	24
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	12	—	—	—	—
Subtotal	60,973	(6)	—	(29)	(35)
Total excluding accrued interest	101,477	(101)	107	(29)	(23)
Accrued interest	—	40	(63)	4	(19)
Total	$101,477	$(61)	$44	$(25)	$(42)
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2019, and December 31, 2018.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2019			December 31, 2018
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$16,241	17%	At least BBB	$24,282	24%
Subtotal uncleared		16,241	17		24,282	24
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	53,191	55	A	46,425	46
Morgan Stanley & Co. LLC	A	26,560	28	A	30,758	30
Subtotal cleared		79,751	83		77,183	76
Total(3)		$95,992	100%		$101,465	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was upgraded from A+ to AA- by S&P on May 21, 2019. On August 1, 2019, S&P placed LCH Ltd’s AA- rating on CreditWatch Negative after its ultimate parent London Stock Exchange Group PLC (LSE Group) announced a major acquisition. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.

(3)	Total notional amount at September 30, 2019, and December 31, 2018, does not include $95 million and $12 million of mortgage delivery commitments with members, respectively.

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
The Bank generally manages operational, contingent, and refinancing risks using a portfolio of cash and short-term investments and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent funding plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Bank maintains cash deposits, short-term and high-quality money market investments, and government and agency securities in amounts to satisfy these requirements and objectives.
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
As of September 30, 2019, and December 31, 2018, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs for more than five consecutive business days without issuing new consolidated obligations, subject to certain conditions. The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business day period following September 30, 2019, and December 31, 2018.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of September 30, 2019	As of December 31, 2018
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$659	$283
Loans from other FHLBanks	—	250
Discount note and bond maturities and expected exercises of bond call options	3,832	4,485
Subtotal obligations due	4,491	5,018
Sources of available funds:
Maturing investments	14,497	11,312
Available cash	76	11
Proceeds from scheduled settlements of discount notes and bonds	40	350
Maturing advances and scheduled prepayments	4,751	6,946
Subtotal sources of available funds	19,364	18,619
Net funds available	$14,873	$13,601
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2019, and December 31, 2018.

Regulatory Capital Requirements

	September 30, 2019		December 31, 2018
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,550	$6,441	$1,899	$6,522
Total regulatory capital	$4,166	$6,441	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.18%	4.00%	5.97%
Leverage capital	$5,208	$9,660	$5,466	$9,783
Leverage ratio	5.00%	9.28%	5.00%	8.95%
The Bank repurchased $977 million in excess capital stock during the first nine months of 2019. As a result of changes in the Bank’s capital plan, both capital stock and retained earnings are required to support regulatory capital compliance.
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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2019, and December 31, 2018. During the nine months ended September 30, 2019, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	272	149	$81,025	$244,569	33%
4-6	54	32	2,118	12,528	17
7-10	6	5	36	74	49
Subtotal	332	186	83,179	257,171	32
CDFIs	7	5	90	96	94
Housing associates	2	—	—	—	—
Total	341	191	$83,269	$257,267	32%

December 31, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	161	$90,322	$242,351	37%
4-6	56	35	1,183	5,576	21
7-10	3	2	7	34	21
Subtotal	326	198	91,512	247,961	37
CDFIs	9	5	123	133	92
Housing associates	2	1	41	118	35
Total	337	204	$91,676	$248,212	37%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$788	$858
11% – 25%	8	2,544	3,202
26% – 50%	25	19,879	35,070
More than 50%	153	60,058	218,137
Total	191	$83,269	$257,267

December 31, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$128	$134
11% – 25%	6	554	690
26% – 50%	33	54,697	93,168
More than 50%	160	36,297	154,220
Total	204	$91,676	$248,212

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2019, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 80% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 65% to 90% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.
The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2019, and December 31, 2018.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2019		December 31, 2018
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$152	$153	$1,966	$1,899
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,962	2,917	3,276	3,168
Agency pools and collateralized mortgage obligations	8,270	8,018	9,245	8,643
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	5	5	3	3
PLRMBS – private placement investment-grade-rated senior tranches	50	38	58	43
Municipal Bonds – investment-grade-rated	2	2	—	—
Total	$11,441	$11,133	$14,548	$13,756
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
As of September 30, 2019, of the loan collateral pledged to the Bank, 24% was pledged by 27 institutions by specific identification, 50% was pledged by 115 institutions under a blanket lien with detailed reporting, and 26% was pledged by 131 institutions under a blanket lien with summary reporting.
As of September 30, 2019, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2019, and December 31, 2018.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2019		December 31, 2018
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$178,746	$154,741	$171,487	$144,748
Second lien residential mortgage loans and home equity lines of credit	17,953	9,723	19,149	10,539
Multifamily mortgage loans	31,808	24,530	29,200	22,054
Commercial mortgage loans	73,236	52,490	74,039	52,365
Loan participations(1)	4,825	3,641	5,207	3,818
Small business, small farm, and small agribusiness loans	4,091	1,009	3,774	932
Other	3	—	—	—
Total	$310,662	$246,134	$302,856	$234,456

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2019, and December 31, 2018, the unpaid principal balance of these loans totaled $7 billion and $8 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.
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
The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
September 30, 2019
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds – CalHFA bonds	$—	$32	$—	$—	$—	$32
U.S. obligations – Treasury securities	5,287	—	—	—	—	5,287
Total non-MBS	5,287	32	—	—	—	5,319
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	512	—	—	—	—	512
GSEs – single-family:
Freddie Mac	1,186	—	—	—	—	1,186
Fannie Mae(2)	2,025	5	—	3	—	2,033
Subtotal	3,211	5	—	3	—	3,219
GSEs – multifamily:
Freddie Mac	3,775	—	—	—	—	3,775
Fannie Mae	7,852	—	—	—	—	7,852
Subtotal	11,627	—	—	—	—	11,627
Total GSEs	14,838	5	—	3	—	14,846
PLRMBS:
Prime	47	39	98	230	136	550
Alt-A	64	39	79	1,768	707	2,657
Total PLRMBS	111	78	177	1,998	843	3,207
Total MBS	15,461	83	177	2,001	843	18,565
Total securities	20,748	115	177	2,001	843	23,884
Interest-bearing deposits	—	2,035	—	—	—	2,035
Securities purchased under agreements to resell	7,700	—	—	—	—	7,700
Federal funds sold(3)	1,571	2,300	—	—	—	3,871
Total investments	$30,019	$4,450	$177	$2,001	$843	$37,490

(In millions)
December 31, 2018
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
Housing finance agency bonds – CalHFA bonds	$—	$100	$—	$—	$—	$100
GSEs – FFCB bonds	656	—	—	—	—	656
Total non-MBS	656	100	—	—	—	756
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	614	—	—	—	—	614
GSEs – single-family:
Freddie Mac	1,506	—	—	—	—	1,506
Fannie Mae(2)	2,588	6	—	4	—	2,598
Subtotal	4,094	6	—	4	—	4,104
GSEs – multifamily:
Freddie Mac	4,351	—	—	—	—	4,351
Fannie Mae	5,110	—	—	—	—	5,110
Subtotal	9,461	—	—	—	—	9,461
Total GSEs	13,555	6	—	4	—	13,565
PLRMBS:
Prime	57	31	127	309	147	671
Alt-A	101	36	95	2,089	754	3,075
Total PLRMBS	158	67	222	2,398	901	3,746
Total MBS	14,327	73	222	2,402	901	17,925
Total securities	14,983	173	222	2,402	901	18,681
Interest-bearing deposits	15	2,540	—	—	—	2,555
Securities purchased under agreements to resell	7,300	—	—	—	—	7,300
Federal funds sold(3)	1,421	2,298	126	—	—	3,845
Total investments	$23,719	$5,011	$348	$2,402	$901	$32,381

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated D by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)
Includes $141 million and $141 million at September 30, 2019, and December 31, 2018, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2019, and December 31, 2018.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2019	December 31, 2018
Interest-bearing deposits	$2,035	$2,555
Federal funds sold	3,871	3,845
Total	$5,906	$6,400

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2019, and December 31, 2018.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2019, 27% of the carrying value of unsecured investments held by the Bank were rated AA, and 40% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2019
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$141	$3,385	$3,526
U.S. branches and agency offices of foreign commercial banks:
Australia	1,180	—	1,180
Canada	—	700	700
France	—	250	250
Singapore	250	—	250
Total U.S. branches and agency offices of foreign commercial banks	1,430	950	2,380
Total unsecured credit exposure	$1,571	$4,335	$5,906

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2019.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2019. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.

(3)	Includes $141 million at September 30, 2019, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
The following table presents the contractual maturity of the Bank’s unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. At September 30, 2019, 96% of the carrying value of unsecured investments held by the Bank had overnight maturities.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2019
	Carrying Value(1)
Domicile of Counterparty	Overnight	Due 31 Days Through 90 Days	Total
Domestic	$3,526	$—	$3,526
U.S. branches and agency offices of foreign commercial banks:
Australia	1,180	—	1,180
Canada	700	—	700
France	250	—	250
Singapore	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	2,130	250	2,380
Total unsecured credit exposure	$5,656	$250	$5,906

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2019.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district. These bonds are federally taxable mortgage revenue bonds, collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either National Public Financial Guarantee (formerly MBIA Insurance Corporation), or Assured

Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2019, all of the bonds were rated at least A by Moody’s or S&P.
For the Bank’s investments in housing finance agency bonds, which were issued by CalHFA, the gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2019, all of the gross unrealized losses on the CalHFA bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2019, the Bank’s MBS portfolio was 284% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At September 30, 2019, PLRMBS representing 13% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of September 30, 2019, the Bank’s investment in MBS had gross unrealized losses totaling $50 million, $19 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2019, all of the gross unrealized losses on its agency MBS are temporary.
To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2019, using two third-party models. The FHLBanks’ OTTI Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 6.0% to an increase of 10.0% over the 12-month period beginning July 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
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
The following table shows the base case scenario and what the credit-related OTTI loss would have been under the more adverse housing price scenario at September 30, 2019:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	1	$43	$—	1	$43	$—
Alt-A	8	187	(2)	9	197	(3)
Total	9	$230	$(2)	10	$240	$(3)

(1)	Amounts are for the three months ended September 30, 2019.
For more information on the Bank’s OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
The following table presents the ratings of the Bank’s PLRMBS as of September 30, 2019, by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Credit Rating

(In millions)
September 30, 2019
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime	$47	$38	$97	$238	$157	$577
Alt-A	64	39	81	1,946	806	2,936
Total par value	$111	$77	$178	$2,184	$963	$3,513

(1)	The credit ratings used by the Bank are based on the lowest of Fitch, Moody’s, or S&P ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at September 30, 2019, by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Credit Rating

(In millions)
September 30, 2019
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination	AA	A	BBB	Below Investment Grade	Unrated	Total
Prime	$2	$—	$3	$125	$151	$281
Alt-A	16	12	78	1,909	803	2,818
Total par value	$18	$12	$81	$2,034	$954	$3,099

(1)	The credit ratings used by the Bank are based on the lowest of Fitch, Moody’s, or S&P ratings. Credit ratings of BB and lower are below investment grade.
For the Bank’s PLRMBS, the following table shows the amortized cost, estimated fair value, credit- and non-credit-related OTTI, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the security, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2019
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination	Amortized Cost	Gross Unrealized Losses(2)	Estimated Fair Value	Total OTTI(1)	Non- Credit- Related OTTI(1)	Credit- Related OTTI(1)	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime	$530	$(4)	$547	$—	$—	$—	10.31%	14.96%	9.66%
Alt-A	2,391	(15)	2,661	(8)	—	(8)	12.04	24.08	6.39
Total	$2,921	$(19)	$3,208	$(8)	$—	$(8)	11.76%	22.58%	6.93%

(1)	Amounts are for the year ended September 30, 2019.

(2)
Represents total gross unrealized losses, including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance of Prime and Alt-A in a gross unrealized loss position was $190 million and $421 million, respectively, at September 30, 2019, and the amortized cost of Prime and Alt-A in a gross unrealized loss position was $190 million and $386 million, respectively, at September 30, 2019.

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank’s PLRMBS portfolio at September 30, 2019.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2019
	Significant Inputs			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime	20.1	7.4	26.3	13.4
Alt-A	14.9	16.0	39.6	6.2
Total	15.5	15.0	38.1	7.0

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
The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type at origination.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance

Collateral Type at Origination	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Weighted average of all Prime	94.56%	94.95%	94.82%	94.54%	96.25%
Weighted average of all Alt-A	90.67	90.82	90.39	89.56	91.02
Weighted average of all PLRMBS	91.31%	91.50%	91.13%	90.41%	91.92%
The Bank determined that, as of September 30, 2019, the gross unrealized losses on the PLRMBS that have not had an OTTI loss are primarily due to illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2019, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.
If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2019. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The tables below present the unpaid principal balance of adjustable rate investment securities by interest rate index and LIBOR-indexed investment securities by contractual maturity at September 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index

(In millions)
September 30, 2019

(Interest rate index)	Trading Securities	AFS Securities	HTM Securities
Non-MBS:
LIBOR	$—	$—	$32
Total non-MBS	$—	$—	$32
MBS:
LIBOR	$—	$2,313	$6,143
Other	4	8	63
Total MBS	$4	$2,321	$6,206
Total adjustable rate investment securities	$4	$2,321	$6,238

LIBOR-Indexed Investment Securities by Contractual Maturity

(In millions)
September 30, 2019

(Contractual maturity)	AFS Securities	HTM Securities
Non-MBS:
Due in 2022 and thereafter	$—	$32
MBS:
Due in 2022 and thereafter(1)(2)	$2,313	$6,143
Total LIBOR-indexed investment securities	$2,313	$6,175

(1)
MBS are presented by contractual maturity; however, their expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(2)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2019.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2019.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives(2)	$79,752	$6	$11	$321	$338
Liability positions with credit exposure:
Uncleared derivatives
AA	2,314	(68)	69	—	1
A	10,826	(410)	414	—	4
BBB	757	(59)	60	—	1
Total derivative positions with credit exposure to nonmember counterparties	93,649	(531)	554	321	344
Member institutions(3)	95	—	—	—	—
Total	93,744	$(531)	$554	$321	$344
Derivative positions without credit exposure	2,343
Total notional	$96,087

December 31, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$1,020	$—	$—	$—
A	2,121	17	(16)	1
Liability positions with credit exposure:
Uncleared derivatives
A	1,223	(2)	2	—
BBB	1,915	—	—	—
Cleared derivatives(2)	77,183	(15)	199	184
Total derivative positions with credit exposure to nonmember counterparties	83,462	—	185	185
Member institutions(3)	12	—	—	—
Total	83,474	$—	$185	$185
Derivative positions without credit exposure	18,003
Total notional	$101,477

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)
Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was upgraded from A+ to AA- by S&P on May 21, 2019. On August 1, 2019, S&P placed LCH Ltd’s AA- rating on CreditWatch Negative after its ultimate parent LSE Group announced a major acquisition.

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
The Bank continues to execute LIBOR-indexed derivatives to manage interest rate risk and to monitor marketwide efforts to address fallback language related to LIBOR-indexed derivative transactions. The Bank has also begun to implement the Overnight Index Swap (OIS) rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivatives market has begun to emerge. The tables below present the notional amount of variable rate derivatives by interest rate index and termination date at September 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Variable Rate Derivatives Outstanding by Interest Rate Index

(In millions)
September 30, 2019

(Interest rate index)	Notional Amount(1)
LIBOR	$41,692
SOFR	23,647
OIS	40,923
Total Notional Amount	$106,262

(1)	The total notional amount exceeds the actual total notional amount of derivatives outstanding because the Bank has basis swaps that are indexed to both LIBOR and SOFR.

LIBOR-Indexed Derivatives by Termination Date

(In millions)
September 30, 2019

(Termination date)	Notional Amount
Terminates in 2019	$8,660
Terminates in 2020	18,000
Terminates in 2021	8,524
Terminates in 2022 and thereafter(1)	6,508
Total Notional Amount	$41,692

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
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
There have been no significant changes in the judgments and assumptions made during the first nine months of 2019 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2018 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”
Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.
Recent Developments
Advisory Bulletin (AB) 2019-03 Capital Stock Management. On August 14, 2019, the Finance Agency issued a final AB providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. Beginning in February 2020, the Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices.
The Bank does not expect the AB to have a material impact on the Bank’s capital management practices, financial condition, or results of operations.
Finance Agency Supervisory Letter. On September 27, 2019, the Finance Agency issued a Supervisory Letter to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides among other things that, by March 31, 2020, the FHLBanks should limit and cease entering into new LIBOR-indexed financial assets, liabilities, and derivatives with maturities beyond December 31, 2021, for all product types except investments. With respect to investments, the FHLBanks must, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-indexed collateral maturing after December 31, 2021. The FHLBanks are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the Finance Agency under the Supervisor Letter for LIBOR-indexed products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.
As a result of the Supervisory Letter, the Bank’s Transition Plan was revised to limit new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Supervisory Letter.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1,010.3 billion at September 30, 2019, and $1,031.6 billion at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $96.1 billion at September 30, 2019, and $101.6 billion at December 31, 2018. The Bank had committed to the issuance of $40 million and $350 million in consolidated obligations at September 30, 2019, and December 31, 2018, respectively.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2019, the Bank had no advance commitments and $20.7 billion in standby letters of credit outstanding. At December 31, 2018, the Bank had no advance commitments and $18.1 billion in standby letters of credit outstanding.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of September 30, 2019.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2019	December 31, 2018
+200 basis-point change above current rates	–2.9%	–3.3%
+100 basis-point change above current rates	–1.4	–1.4
–100 basis-point change below current rates	+1.4	+1.1
–200 basis-point change below current rates	+8.1	+2.6

(1)	Instantaneous change from actual rates at dates indicated.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in the first half of 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of September 30, 2019, were 92 basis points lower for the 1-year term, 107 basis points lower for the 5-year term, and 115 basis points lower for the 10-year term.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s Capital Plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 224% as of September 30, 2019.

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

Total Bank Duration Gap Analysis

	September 30, 2019		December 31, 2018
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$104,153	3	$109,326	4
Liabilities	97,583	2	102,796	3
Net	$6,570	1	$6,530	1

(1)	Duration gap values include the impact of interest rate exchange agreements.
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
Money market investments used for liquidity management generally have maturities of one month or less. In addition, to increase the Bank’s liquidity position, the Bank invests in Treasury securities, generally with terms of less than three years. These fixed rate investments are swapped to variable rate investments.
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
The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related segment each day. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. These analyses are used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2019, was $22.0 billion, including $18.6 billion in MBS and $3.4 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2018, was $21.0 billion, including $17.9 billion in MBS and $3.1 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.6 billion, or 71%, of MBS and mortgage loans at September 30, 2019, and $14.2 billion, or 68%, of MBS and mortgage loans at December 31, 2018. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $6.4 billion, or 29%, of MBS and mortgage loans, at September 30, 2019, and $6.8 billion, or 32%, of MBS and mortgage loans at December 31, 2018.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2019, and December 31, 2018.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2019	December 31, 2018
+200 basis-point change	–0.9%	–1.2%
+100 basis-point change	–0.4	–0.4
–100 basis-point change	+0.4	+0.2
–200 basis-point change	+3.3	+0.8

(1)	Instantaneous change from actual rates at dates indicated.
For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in the first half of 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of September 30, 2019, were 92 basis points lower for the 1-year term, 107 basis points lower for the 5-year term, and 115 basis points lower for the 10-year term.

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
Internal Control Over Financial Reporting
During the three months ended September 30, 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2019.

Federal Home Loan Bank of San Francisco

/S/ J. GREGORY SEIBLY
J. Gregory Seibly President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Executive Vice President and Chief Financial Officer (Principal Financial Officer)