Form 10-K
period 2019-12-31
Federal Home Loan Bank of San Francisco
filed 2020-03-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51398
FEDERAL HOME LOAN BANK OF SAN FRANCISCO
(Exact name of registrant as specified in its charter)
_______________________________________________________

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
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class B Stock, par value $100
(Title of class)
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2019, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,105 million. At February 29, 2020, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 31,078,364.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2019 Annual Report on Form 10-K

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
Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $6 million to over $207 billion in assets.
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
As of December 31, 2019, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	145	$2,048	76	$52,471
Savings institutions	13	106	7	837
Credit unions	149	751	54	5,767
Industrial loan companies	4	2	4	58
Insurance companies	16	87	4	759
Community development financial institutions	7	6	5	102
Total member institutions	334	3,000	150	59,994
Housing associates eligible to borrow	2	—	—	—
Other nonmember institutions(1)	3	138	2	5,094
Total	339	$3,138	152	$65,088

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
Products and Services
Advances. We offer our members and housing associates a wide array of fixed and adjustable rate loans, called advances, with maturities ranging from one day to 30 years, that are secured with eligible mortgage loans and other collateral. Our advance products are designed to help members and housing associates compete effectively in their markets and meet the credit needs of their communities. For members and housing associates that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgage loans, including multifamily mortgage loans. As a result, advances support an array of housing market segments, including those focused on low- and moderate-income households. For members or housing associates that sell or securitize mortgage loans and other assets, advances can provide interim funding.
Our credit products also help members and housing associates with their asset-liability management. Members and housing associates can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member's or housing associate’s option and advances with embedded option features (such as caps and floors), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with interest rate caps in the member's portfolio.
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
Because of the funding alternatives available to our largest borrowers, we establish advances prices that take into account the cost of alternative market choices available to our largest members each day. We offer the same advances prices to all members and housing associates each day, which means that all members and housing associates benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member or housing associate to reflect market conditions on a given day, those price concessions are also made available to all members and housing associates for the same product with the same terms on the same day.
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
Investments. We invest in high-quality investments to facilitate our role as a cost-effective provider of credit and liquidity to members and to enhance the Bank's earnings. We have adopted credit policies and exposure limits for investments that support liquidity and diversification of risk. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limit policies for members and nonmembers. When we execute investments with members, we may give consideration to their secured credit availability with the Bank and our advances price levels.
We may invest in short-term unsecured interest-bearing deposits, Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in U.S. Treasury obligations as well as short-term secured transactions, such as U.S. Treasury resale agreements.
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
The Bank has approved 37 members as participating financial institutions since renewing its participation in the MPF Program in 2013. We previously purchased conventional conforming fixed rate residential mortgage loans from participating financial institutions from May 2002 to October 2006. The MPF Program allows us to further serve the needs of our members by offering them a competitive alternative secondary market channel for their mortgage originations. The MPF Government and MPF Government MBS products also allow us to offer members a new mechanism to help low- and moderate-income homeowners and first-time homebuyers.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded nearly $1.2 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 143,000 affordable homes.
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
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2019, the Bank awarded $1.5 million in AHEAD Program grants and $0.8 million in AHEAD disaster relief grants.
Discounted Credit Programs. We offer members two discounted credit programs available in the form of advances and standby letters of credit. Members may use the Community Investment Program to fund mortgages for low- and moderate-income households, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing or economic development for low- and moderate-income families. Members may use the Advances for Community Enterprise (ACE) Program to fund projects and activities that create or retain jobs or provide services or other benefits for low- and moderate-income people and communities. Members may also use ACE Program funds to support eligible community lending and economic development, including small business, community facilities, and public works projects.
Funding Sources
We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2019, and through the date of this report, we do not believe that it is probable that we will be asked to do so.
The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2019, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them

Aaa/P-1. As of December 31, 2019, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital markets opportunities. The authority of the Office of Finance to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has never adversely affected the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on developments in the capital markets, and prepares the FHLBanks’ quarterly and annual combined financial reports. In addition, it administers the Resolution Funding Corporation and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions. For updated information related to the Financing Corporation, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including the London Interbank Offered Rate and the Secured Overnight Financing Rate. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond. Typically, the maturities of these securities range from 6 months to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.
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
Segment Information
We use an analysis of the Bank’s financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charges on our PLRMBS or other expenses and assessments, is not included in the segment reporting analysis, but is incorporated into our overall assessment of financial performance.
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
We measure the Bank’s market risk at the total Bank level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures. The Bank’s low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2.4 billion. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

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
Employees
We had 282 employees at December 31, 2019. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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
Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. The economy continues to grow at a moderate pace. However, geopolitical instability, trade disruptions, or a sustained capital market correction could weaken consumer and business confidence and depress personal consumption and business investment. These factors could, in turn, adversely affect overall economic and housing market conditions. If economic and housing market conditions deteriorate, the Bank’s business and results of operations could be adversely affected.
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
FHLBank System consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P Global Ratings and Aaa/P-1 with a stable outlook by Moody’s Investors Service. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
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
We rely on derivative transactions to reduce our market risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties or changes in the legislation or the regulations affecting derivatives may adversely affect our ability to enter into derivative transactions on cost-effective terms.
Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our market risk and funding costs. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative transactions on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting derivatives may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
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
Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, we could be affected by events other than another FHLBank’s default on a consolidated obligation. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee (ARRC), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018.
During the third quarter of 2018, several market participants began issuing variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR-indexed consolidated obligation and the Bank began offering SOFR-indexed advances. During 2019, the Bank started to use derivatives indexed to SOFR to hedge interest rate risk. Because many of the Bank’s assets and liabilities are indexed to LIBOR, the Bank has developed a LIBOR Phase Out Transition Plan, which addresses LIBOR exposure, fallback language, operational preparedness, balance sheet management, and other related issues. Given the large volume of LIBOR-based mortgages and financial instruments in the marketplace, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact will be positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage the transition away from LIBOR in the markets, and adjustments in Bank systems, could be disruptive. The Bank is planning for the eventual replacement of its LIBOR-indexed instruments away from the LIBOR benchmark interest rate and expects SOFR to be the dominant replacement. The Bank is not currently able to predict when LIBOR will be discontinued or what the impact of such a transition may be on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 96,139 square feet of space at 333 Bush Street in San Francisco, California, as well as off-site business continuity facilities totaling 6,808 square feet of space located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS
The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business.
On March 28, 2019, Lawrence H. Parks, a former officer of the Bank, along with another former employee, filed a lawsuit in the U.S. District Court for the District of Columbia, against the Bank and certain of the Bank’s current and former directors, chief executive officer, and two employees. The plaintiffs’ suit alleges breach of contract (and breach of the covenant of good faith and fair dealing) arising out of a mediation relating to threatened claims made by the plaintiffs of alleged: (i) race discrimination under the D.C. Human Rights Act against the Bank, (ii) aiding and abetting discrimination under the D.C. Human Rights Act against the chief executive officer and members of the Board, (iii) defamation against two Bank employees (and the Bank as their employer), and (iv) negligent hiring/supervision of the chief executive officer against the Bank and the Board of Directors. The plaintiffs seek damages not to exceed $3.6 million. On January 27, 2020, the defendants’ motion to dismiss was granted for the individual defendants and the claims against the directors, officers, and employees were dismissed without prejudice. As to the remaining defendant, the Bank intends to vigorously defend against these claims. On January 6, 2020, the same plaintiffs filed a complaint in the U.S. District Court for the District of Columbia, against the Bank and certain of the Bank’s current and former directors, chief executive officer, and two employees alleging the four threatened claims described and along with three additional claims as follows: (i) discrimination in the course of employment termination on the basis of race in violation of 42 U.S.C. Section 1981 against the Bank, (ii) discrimination in the course of employment termination on the basis of race in violation of 42 U.S.C. Section 1981 against the chief executive officer and certain current and former members of the Board, (iii) discrimination in the course of employment termination in violation of the D.C. Human Rights Act against the Bank, (iv) aiding and abetting discrimination in the course of employment in violation of the D.C. Human Rights Act against the chief executive officer and certain current and former members of the Board, (v) retaliation in violation of the D.C. Human Rights Act against the Bank, (vi) defamation against two Bank employees and the Bank, and (vii) negligent hiring/supervision of the chief executive officer against the Bank and certain current and former members of the Board of Directors. Pursuant to the complaint, the plaintiffs seek damages and relief including compensatory, punitive and exemplary damages, front and back pay, and certain injunctive relief. The Bank intends to vigorously defend against these claims.
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
The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 29, 2020, the Bank had 29,703,747 shares of Class B stock held by 335 members and 1,374,617 shares of Class B stock held by 3 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.
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

(Dollars in millions)	2019	2018	2017	2016	2015
Selected Statement of Condition Data at Yearend
Total Assets	$106,842	$109,326	$123,385	$91,941	$85,698
Advances	65,374	73,434	77,382	49,845	50,919
Mortgage Loans Held for Portfolio, Net	3,314	3,066	2,076	826	655
Investments(1)	37,637	32,381	43,570	40,986	32,275
Consolidated Obligations:(2)
Bonds	71,372	72,276	85,063	50,224	51,827
Discount Notes	27,376	29,182	30,440	33,506	27,647
Mandatorily Redeemable Capital Stock	138	227	309	457	488
Capital Stock —Class B —Putable	3,000	2,949	3,243	2,370	2,253
Unrestricted Retained Earnings	2,754	2,699	2,670	888	610
Restricted Retained Earnings	713	647	575	2,168	2,018
Accumulated Other Comprehensive Income/(Loss) (AOCI)	274	235	318	111	15
Total Capital	6,741	6,530	6,806	5,537	4,896
Selected Operating Results for the Year
Net Interest Income	$531	$601	$567	$471	$477
Provision for/(Reversal of) Credit Losses on Mortgage Loans	—	—	—	—	1
Other Income/(Loss)	21	(11)	78	485	388
Other Expense	187	187	224	158	148
Assessments	38	43	45	86	78
Net Income/(Loss)	$327	$360	$376	$712	$638
Selected Other Data for the Year
Net Interest Margin(3)	0.50%	0.55%	0.55%	0.52%	0.57%
Operating Expenses as a Percent of Average Assets	0.15	0.13	0.14	0.16	0.16
Return on Average Assets	0.31	0.32	0.36	0.77	0.76
Return on Average Equity	4.92	5.42	6.21	13.63	11.68
Annualized Dividend Rate	7.00	8.51	7.50	12.33	12.39
Dividend Payout Ratio(4)	63.19	72.97	49.59	39.98	57.81
Average Equity to Average Assets Ratio	6.21	5.98	5.82	5.68	6.52
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	6.18	5.97	5.51	6.40	6.26
Duration Gap (in months)	1	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2019	$1,025,895
2018	1,031,617
2017	1,034,260
2016	989,311
2015	905,202

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess capital stock, future other-than-temporary impairment losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•
the impending discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequence it could have for market participants, including the Bank; and

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
Net income for 2019 was $327 million, compared with net income of $360 million for 2018. The $33 million decrease in net income primarily reflected a decrease in net interest income, partially offset by an increase in other income. Net interest income decreased by $70 million, from $601 million for 2018 to $531 million for 2019. This decrease was primarily attributable to lower spreads on interest-earning assets as well as a retrospective adjustment of the effective yields on mortgage loans driven by a lower interest rate environment.
In addition, net interest income was affected by new hedge accounting guidance adopted on January 1, 2019, which required changes in the fair value of a derivative that was designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, to be recorded in net interest income with the earnings effect of the hedged item, instead of other income. The guidance was applied prospectively, so the gains and losses on fair value hedges for 2019 are presented in net interest income. Net fair value losses for 2019 on designated fair value hedges recorded in net interest income were $10 million, contributing to the decline in net interest income.
Other income for 2019 increased by $32 million, which primarily reflected an improvement in net fair value losses associated with derivatives and financial instruments carried at fair value, as well as the effect of the new accounting guidance.
Retained earnings grew to $3.5 billion at December 31, 2019, from $3.3 billion at December 31, 2018, resulting from net income of $327 million in 2019, partially offset by dividends at an annualized rate of 7.00%, totaling $220 million, including $206 million in dividends on capital stock and $14 million in dividends on mandatorily redeemable capital stock during 2019.
Total assets decreased $2.5 billion during 2019, to $106.8 billion at December 31, 2019, from $109.3 billion at December 31, 2018. Total advances decreased $8.0 billion, to $65.4 billion at December 31, 2019, from $73.4 billion at December 31, 2018. Investments increased $5.2 billion, to $37.6 billion at December 31, 2019, from $32.4 billion at December 31, 2018, primarily reflecting an increase of $8.6 billion in available-for-sale (AFS) securities, partially offset by a decrease of $3.5 billion in held-to-maturity (HTM) securities.

Accumulated other comprehensive income (AOCI) increased by $39 million during 2019, to $274 million at December 31, 2019, from $235 million at December 31, 2018, primarily as a result of improvement in the fair value of MBS classified as AFS.
On February 20, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2019 at an annualized rate of 7.00%. The dividend will total $54 million, including $2 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2020. The Bank recorded the dividend on February 20, 2020, and expects to pay the dividend on March 12, 2020.
As of December 31, 2019, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.2%, exceeding the 4.0% requirement. The Bank had $6.6 billion in permanent capital, exceeding its risk-based capital requirement of $1.5 billion.
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
Results of Operations
Comparison of 2019 and 2018
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired private-label residential mortgage-backed securities (PLRMBS), less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2019 and 2018, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2019(1)			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,307	$51	2.23%	$1,787	$35	1.97%
Securities purchased under agreements to resell	7,770	174	2.24	5,328	106	1.99
Federal funds sold	4,856	114	2.35	8,581	160	1.87
Trading securities:
MBS	4	—	3.74	5	—	3.02
Other investments	601	15	2.42	722	16	2.15
AFS securities:(2)
MBS(3)(4)	8,471	354	4.17	3,918	247	6.30
Other investments(4)	1,972	40	2.05	—	—	—
HTM securities:(2)
MBS	9,345	269	2.87	12,779	327	2.56
Other investments	45	1	2.79	350	8	2.20
Mortgage loans held for portfolio	3,277	87	2.64	2,648	98	3.70
Advances(4)	67,604	1,677	2.48	73,905	1,563	2.11
Loans to other FHLBanks	6	—	2.95	2	—	2.04
Total interest-earning assets	106,258	2,782	2.62	110,025	2,560	2.33
Other assets(5)(6)	876	—		891	—
Total Assets	$107,134	$2,782		$110,916	$2,560
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(4)	$72,255	$1,631	2.26%	$73,476	$1,393	1.90%
Discount notes	26,714	599	2.24	29,644	537	1.81
Deposits and other borrowings	322	7	2.13	281	5	1.70
Mandatorily redeemable capital stock	176	14	7.90	262	24	9.17
Borrowings from other FHLBanks	7	—	2.27	6	—	1.83
Total interest-bearing liabilities	99,474	2,251	2.26	103,669	1,959	1.89
Other liabilities(5)	1,008	—		613	—
Total Liabilities	100,482	2,251		104,282	1,959
Total Capital	6,652	—		6,634	—
Total Liabilities and Capital	$107,134	$2,251		$110,916	$1,959
Net Interest Income		$531			$601
Net Interest Spread(7)			0.36%			0.44%
Net Interest Margin(8)			0.50%			0.55%
Interest-earning Assets/Interest-bearing Liabilities	106.82%			106.13%

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

(3)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) totaling $61 million and $63 million in 2019 and 2018, respectively.

(4)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$—	$(9)	$(1)	$(10)
Net interest settlements on derivatives	15	(27)	(15)	(27)
Total net interest income/(expense)	$15	$(36)	$(16)	$(37)

	2018
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$1	$—	$—	$1
Net interest settlements on derivatives	51	3	(20)	34
Total net interest income/(expense)	$52	$3	$(20)	$35

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI losses on AFS and HTM securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2019 was $531 million, a 12% decrease from $601 million in 2018. The following table details the changes in interest income and interest expense for 2019 compared to 2018. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2019 Compared to 2018

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$16	$11	$5
Securities purchased under agreements to resell	68	53	15
Federal funds sold	(46)	(81)	35
Trading securities: Other investments	(1)	(3)	2
AFS securities:
MBS(2)	107	212	(105)
Other investments(2)	40	40	—
HTM securities:
MBS	(58)	(95)	37
Other investments	(7)	(9)	2
Mortgage loans held for portfolio	(11)	20	(31)
Advances(2)	114	(141)	255
Total interest-earning assets	222	7	215
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	238	(23)	261
Discount notes	62	(57)	119
Deposits and other borrowings	2	1	1
Mandatorily redeemable capital stock	(10)	(7)	(3)
Total interest-bearing liabilities	292	(86)	378
Net interest income	$(70)	$93	$(163)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 50 basis points for 2019, 5 basis points lower than the net interest margin for 2018, which was 55 basis points. The net interest spread was 36 basis points for 2019, 8 basis points lower than the net interest spread for 2018, which was 44 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period and due to net fair value losses on hedging activities included in net interest income beginning January 1, 2019, upon implementation of Accounting Standards Update 2017-12.
For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Amortization of Premiums and Accretion of Discounts and OTTI on MBS and Purchased Mortgage Loans” for further information.)
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
Beginning January 1, 2019, the Bank prospectively adopted new hedge accounting guidance, which, among other things, permits hedging of the benchmark risk component of cash flows in a fair value hedge. The Bank modified the risk of prospective fair value hedges from the contractual coupon interest rate to the benchmark rate component, improving hedge effectiveness. The Bank plans to discontinue certain legacy hedge relationships and re-designate these relationships using the benchmark risk component method. By adopting the new hedge accounting guidance prospectively and de-designating and re-designating certain legacy hedge relationships, the Bank’s reported earnings in future periods may be less volatile than they were prior to using this method.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2019 and 2018.

Other Income/(Loss)

(In millions)	2019	2018
Other Income/(Loss):
Total OTTI loss	$(14)	$(23)
Net amount of OTTI loss reclassified to/(from) AOCI	3	12
Net OTTI loss, credit-related	(11)	(11)
Net gain/(loss) on trading securities(1)	(2)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	101	(21)
Net gain/(loss) on derivatives and hedging activities	(92)	5
Other	25	18
Total Other Income/(Loss)	$21	$(11)
(1) The net loss on trading securities that were economically hedged totaled $1 million and $1 million in 2019 and 2018, respectively.

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
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2019 and 2018.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2019	2018
Advances	$116	$(25)
Consolidated obligation bonds	(15)	4
Total	$101	$(21)
Under the fair value option, the Bank elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by gains or losses on the derivatives that economically hedge these instruments.
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
Net Gain/(Loss) on Derivatives and Hedging Activities – Under the accounting for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the Statement of Condition at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the carrying value of the underlying hedged instruments may also be adjusted to reflect changes in the fair value attributable to the risk being hedged so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized gain or loss on the underlying hedged instrument. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivative instruments and hedging activities. These economic hedges are recorded on the Statement of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.
Prior to January 1, 2019, for fair value hedges, the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item was recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2019 and 2018.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2019 Compared to 2018

(In millions)	2019(1)			2018
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss)		Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(108)	$17	$(91)	$—	$3	$14	$17
Not elected for fair value option	13	(14)	(1)	2	18	(7)	13
Consolidated obligation bonds:
Elected for fair value option	12	(4)	8	—	(4)	(2)	(6)
Not elected for fair value option	45	(16)	29	(1)	(22)	(15)	(38)
Consolidated obligation discount notes:
Not elected for fair value option	(46)	2	(44)	—	19	(3)	16
MBS:
Not elected for fair value option	(1)	—	(1)	(8)	—	—	(8)
Non-MBS investments:
Not elected for fair value option	4	(1)	3	—	1	—	1
Mortgage delivery commitment:
Not elected for fair value option	4	—	4	—	13	—	13
Price alignment amount(2)	1	—	1	—	(3)	—	(3)
Total	$(76)	$(16)	$(92)	$(7)	$25	$(13)	$5

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, amounts reported for 2019 exclude the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

(2)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During 2019, net losses on derivatives and hedging activities totaled $92 million compared to net gains of $5 million in 2018. These amounts included expense of $16 million and expense of $13 million resulting from net settlements on derivative instruments used in economic hedges in 2019 and 2018, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
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
Other Expense. Other expenses were $187 million in 2019 and 2018.
Quality Jobs Fund Expense and Other – During 2019 and 2018, the Bank made voluntary charitable contributions of $15 million and $25 million, respectively, for the Quality Jobs Fund, as well as voluntary contributions of $2 million and $3 million, respectively, to the Affordable Housing Program (AHP) to offset the impact on the AHP assessment of the charitable contribution expense.
The decrease of $10 million in Quality Jobs Fund expense was primarily offset by a $12 million increase in operating expenses.
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Subsidies may be in the form of direct grants or below-market interest rate advances.
To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $362 million and $404 million for their AHPs in 2019 and 2018, respectively, and there was no AHP shortfall in any of those years.
The Bank’s total AHP assessments equaled $38 million in 2019, compared to $43 million in 2018. The decrease in the AHP assessments reflected lower earnings in 2019.
Return on Average Equity. Return on average equity was 4.92% in 2019, compared to 5.42% in 2018. This decrease reflected higher average equity and lower net income in 2019. Average equity was $6.7 billion for 2019, compared to $6.6 billion for 2018.
Dividends and Retained Earnings. In 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $220 million, including $206 million in dividends on capital stock and $14 million in dividends on mandatorily redeemable capital stock. In 2018, the Bank paid dividends at an annualized rate of 8.51%, totaling $283 million, including $259 million in dividends on capital stock and $24 million in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends, totaling $233 million, and a special dividend in the amount of $50 million, which included $46 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 20, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2019 at an annualized rate of 7.00% totaling $54 million, including $52 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 20, 2020. The Bank expects to pay the quarterly dividend on March 12, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2020.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2.4 billion. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $713 million and $647 million as of December 31, 2019 and 2018, respectively.
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
For a comparison of 2018 and 2017 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2018 Form 10-K.
Financial Condition
Total assets were $106.8 billion at December 31, 2019, compared to $109.3 billion at December 31, 2018. Advances decreased by $8.0 billion, or 11%, to $65.4 billion at December 31, 2019, from $73.4 billion at December 31, 2018. MBS investments decreased by $0.1 billion, or 1%, to $17.8 billion at December 31, 2019, from $17.9 billion at December 31, 2018. Average total assets were $107.1 billion for 2019, a 3% decrease compared to $110.9 billion for 2018. Average advances were $67.6 billion for 2019, a 9% decrease from $73.9 billion for 2018. Average MBS investments were $17.8 billion for 2019, a 7% increase from $16.7 billion for 2018.
Advances outstanding at December 31, 2019, included unrealized gains of $286 million, of which $203 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $83 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2018, included unrealized losses of $61 million, of which $32 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $29 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2018, to December 31, 2019, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $100.1 billion at December 31, 2019, a decrease of $2.7 billion from $102.8 billion at December 31, 2018, reflecting a $2.8 billion decrease in consolidated obligations outstanding to $98.7 billion at December 31, 2019, from $101.5 billion at December 31, 2018. Average total liabilities were $100.5 billion for 2019, a 4% decrease compared to $104.3 billion for 2018. Average consolidated obligations were $99.0 billion for 2019 and $103.1 billion for 2018.
Consolidated obligations outstanding at December 31, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2018, included unrealized gains of $48 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $5 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2018, to December 31, 2019, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,025.9 billion at December 31, 2019, and $1,031.6 billion at December 31, 2018.

On August 28, 2019, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.
On October 10, 2019, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.
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
Certain Bank assets, liabilities, and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Part I. Item 1A. Risk Factors.” Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including the Secured Overnight Financing Rate (SOFR), (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. In addition, the Transition Plan limits new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.

The tables below present LIBOR-indexed variable rate financial instruments by due date or termination date at December 31, 2019.

LIBOR-Indexed Financial Instruments

December 31, 2019
(In millions)	2020	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$10,860	$11,300	$260	$22,420
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	7,533	7,533
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	8,448	2,094	2,793	13,335
Uncleared	760	368	1,101	2,229
Total	$20,068	$13,762	$11,687	$45,517

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$22,030	$165	$—	$22,195
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	19,062	3,920	272	23,254
Uncleared	1,360	1,137	420	2,917
Total	$42,452	$5,222	$692	$48,366

(1)	Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter.
Market activity in SOFR-indexed financial instruments continues to increase. During 2019, the Bank issued $41.8 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index

(In millions)
December 31, 2019
Interest Rate Index	Amount Outstanding
LIBOR	$22,195
SOFR	38,022
Total par value(1)	$60,217

(1)	Total variable rate consolidated obligation bonds include adjustable rate bonds and range bonds with coupons at variable rates.
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $2.6 billion to $85.7 billion (80% of total assets) at December 31, 2019, from $88.3 billion (81% of total assets) at December 31, 2018.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $307 million in 2019, a decrease of $13 million, or 4%, compared to $320 million in 2018. This decrease was primarily due to a decline in advances balances and spreads in advances-related assets.
Adjusted net interest income for this segment represented 55% and 52% of total adjusted net interest income for 2019 and 2018, respectively.
Advances – The par value of advances outstanding decreased by $8.4 billion, or 11%, to $65.1 billion at December 31, 2019, from $73.5 billion at December 31, 2018. Average advances outstanding were $67.6 billion for 2019, a 9% decrease from $73.9 billion for 2018. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of December 31, 2019, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $1.6 billion, and advances outstanding to the Bank’s other borrowers decreased by $6.8 billion. Advances to the top five borrowers decreased to $44.2 billion at December 31, 2019, from $45.8 billion at December 31, 2018. Two of the top five borrowers increased their borrowings from the Bank during 2019, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2019. MUFG Union Bank, National Association, whose advances and capital stock also exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2019, decreased its advance balance during 2019 by $4.2 billion. (See “Item 8. Financial Statements and Supplementary Data – Note 8 – Advances – Credit and Concentration Risk” for further information.)
The Bank has a significant long-term funding arrangement with one member that contributes to the level of outstanding advances. It is possible that our advances may increase or decrease to the extent our members elect to use alternative funding resources. The $8.4 billion decrease in advances outstanding reflected a $3.2 billion decrease in adjustable rate advances, a $3.5 billion decrease in fixed rate advances, and a $1.7 billion decrease in variable rate advances. The Bank has begun to offer SOFR-indexed advances to its members.
The components of the advances portfolio at December 31, 2019 and 2018, are presented in the following table.

Advances Portfolio by Product Type

	2019		2018
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$8,260	13%	$13,532	18%
Adjustable – LIBOR, callable at borrower’s option	13,950	21	12,500	17
Adjustable – LIBOR, with caps and/or floors and PPS(1)	—	—	83	—
Adjustable – SOFR	5	—	—	—
Adjustable – other indices	700	1	—	—
Subtotal adjustable rate advances	22,915	35	26,115	35
Fixed	18,784	29	31,462	43
Fixed – amortizing	234	1	218	—
Fixed – with PPS(1)	3,283	5	3,819	5
Fixed – with FPS(1)	14,059	22	3,405	5
Fixed – with caps and PPS(1)	210	—	485	1
Fixed – callable at borrower’s option	74	—	752	1
Fixed – callable at borrower’s option with PPS(1)	—	—	3	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	36,664	57	40,164	55
Daily variable rate	5,509	8	7,216	10
Total par value	$65,088	100%	$73,495	100%

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

The table below presents the par value of LIBOR-indexed advances by redemption term at December 31, 2019.

LIBOR-Indexed Advances by Redemption Term

(In millions)
December 31, 2019
Redemption Term	Par Value
Due in 2020	$10,860
Due in 2021	11,300
Due in 2022 and thereafter(1)	260
Total LIBOR-Indexed Advances(2)	$22,420

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

(2)	Total LIBOR-indexed advances include fixed rate advances with caps and PPS.
For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $19.9 billion and $14.5 billion as of December 31, 2019 and 2018, respectively. The increase in the total size of the non-MBS investment portfolio reflects purchases of U.S. Treasury bonds to increase resiliency to adverse liquidity conditions.
Interest rate payment terms for non-MBS investments classified as trading, AFS, and held-to-maturity (HTM) at December 31, 2019 and 2018, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2019	2018
Fair value of trading securities:
Fixed rate	$1,762	$—
Adjustable rate	—	656
Total trading securities	$1,762	$656
Amortized cost of AFS securities:
Fixed rate	$5,281	$—
Total AFS securities	$5,281	$—
Amortized cost of HTM securities:
Adjustable rate	$—	$100
Total	$—	$100
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $79.0 billion at December 31, 2019, from $81.7 billion at December 31, 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”
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
At December 31, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $84.4 billion, of which $41.2 billion were hedging advances, $36.2 billion were hedging consolidated obligations, $7.0 billion were economically hedging non-MBS investments, and $40 million were offsetting derivatives. At December 31, 2018, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $89.4 billion, of which $39.3 billion were hedging advances, $49.6 billion were hedging consolidated obligations, and $0.5 billion were economically hedging trading securities. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table presents a comparison of selected market interest rates as of December 31, 2019 and 2018. During 2019, the Federal Open Market Committee lowered the target range for overnight Federal funds by 75 basis points. As of December 31, 2019, all selected market interest rates declined relative to December 31, 2018.

Selected Market Interest Rates

Market Instrument	2019	2018
Federal Reserve target range for overnight Federal funds	1.50-1.75%	2.25-2.50%
Secured Overnight Financing Rate	1.55	3.00
3-month Treasury bill	1.55	2.36
3-month LIBOR	1.91	2.81
2-year Treasury note	1.57	2.49
5-year Treasury note	1.69	2.51
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
Assets associated with this segment were $21.1 billion (20% of total assets) at December 31, 2019, and $21.1 billion at December 31, 2018 (19% of total assets).
Adjusted net interest income for this segment was $256 million in 2019, a decrease of $35 million, or 12%, from $291 million in 2018. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, higher premium amortization expense, and lower accretion-related income, which more than offset the impact of higher average balances of MBS investments and mortgage loans.
Adjusted net interest income for this segment represented 45% and 48% of total adjusted net interest income for 2019 and 2018, respectively.
MBS Investments – The Bank’s MBS portfolio was $17.8 billion at December 31, 2019, compared with $17.9 billion at December 31, 2018. During 2019, the Bank’s MBS portfolio decreased primarily because of $4.1 billion in principal repayments, partially offset by $3.4 billion in new agency MBS investment purchases and an increase in basis adjustments for active hedging relationships of $0.3 billion. Average MBS investments were $17.8 billion in 2019, an increase of $1.1 billion from $16.7 billion in 2018. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at December 31, 2019 and 2018, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	2019	2018
Fair value of trading securities:
Adjustable rate	$4	$5
Total trading securities	$4	$5
Amortized cost of AFS securities:
Fixed rate	$8,156	$4,506
Adjustable rate	1,769	2,170
Total AFS securities	$9,925	$6,676
Amortized cost of HTM securities:
Fixed rate	$2,082	$2,950
Adjustable rate	5,464	8,042
Total HTM securities	$7,546	$10,992
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
As of December 31, 2019, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $1.3 billion in eligible loans under the MPF Original product during 2019.
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

Mortgage loan balances increased to $3.3 billion at December 31, 2019, from $3.1 billion at December 31, 2018, an increase of $0.2 billion. Average mortgage loans were $3.3 billion in 2019, an increase of $0.7 billion from $2.6 billion in 2018.
At December 31, 2019 and 2018, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2019 and 2018, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2019	2018
MPF Plus	$177	$213
MPF Original	3,049	2,754
Subtotal	3,226	2,967
Unamortized premiums	91	104
Unamortized discounts	(3)	(5)
Mortgage loans held for portfolio	3,314	3,066
Less: Allowance for credit losses	—	—
Mortgage loans held for portfolio, net	$3,314	$3,066
The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2019 and 2018. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2019	2018
Outstanding amounts wholly owned by the Bank	$3,169	$2,897
Outstanding amounts with participation interests by FHLBank:
San Francisco	57	70
Chicago	42	51
Total	$3,268	$3,018
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	7,702	7,018
Number of outstanding loans participated	1,039	1,302
Total number of loans outstanding	8,741	8,320
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
Borrowings – Total consolidated obligations funding the mortgage-related business was $21.1 billion at December 31, 2019 and 2018. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $16.6 billion at December 31, 2019, of which $8.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $8.1 billion were associated with MBS. The notional amount of derivative instruments associated with the mortgage-related business totaled $12.1 billion at December 31, 2018, of which $6.9 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $5.2 billion were associated with MBS.
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
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s capital plan, the Bank may also require a member to purchase activity-based stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank, while the Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Currently, the Bank does not have a capital stock requirement for the issuance of standby letters of credit. The Bank has received regulatory communication relating to the inclusion of an activity stock requirement for letters of credit, the specific terms of which have not yet been determined, and any such requirement will need to be included in an amended capital plan. Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes accumulated other comprehensive income (AOCI).
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
The Bank maintained its strong regulatory capital position while repurchasing $1.2 billion and $1.8 billion in excess capital stock during 2019 and 2018, respectively. The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2019 and 2018, the Bank redeemed de minimis amounts in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank. Total excess capital stock was $197 million as of December 31, 2019, compared to $166 million as of December 31, 2018.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2019 and 2018. The Bank’s risk-based capital requirement decreased to $1.5 billion at December 31, 2019, from $1.9 billion at December 31, 2018.

Regulatory Capital Requirements

	2019		2018
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,519	$6,605	$1,899	$6,522
Total regulatory capital	$4,274	$6,605	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.18%	4.00%	5.97%
Leverage capital	$5,342	$9,908	$5,466	$9,783
Leverage ratio	5.00%	9.27%	5.00%	8.95%
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

Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2019 and 2018.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$12,700	19%	$371	22%
First Republic Bank	12,550	19	248	15
Wells Fargo & Company
Wells Fargo Financial National Bank West(2)	7,500	12	191	12
Wells Fargo Bank, National Association(3)	39	—	2	—
Subtotal Wells Fargo & Company	7,539	12	193	12
Bank of the West	6,356	10	155	9
JPMorgan Chase Bank, National Association(3)	5,055	8	174	11
Subtotal	44,200	68	1,141	69
Others	20,888	32	518	31
Total par value	$65,088	100%	$1,659	100%

December 31, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$16,900	23%	$249	17%
First Republic Bank	8,800	12	180	12
JPMorgan Chase Bank, National Association(3)	8,359	11	216	14
Bank of the West	6,707	9	150	10
Wells Fargo & Company
Wells Fargo Financial National Bank(2)	5,000	7	88	6
Wells Fargo Bank, National Association(3)	47	—	3	—
Subtotal Wells Fargo & Company	5,047	7	91	6
Subtotal	45,813	62	886	59
Others	27,682	38	622	41
Total par value	$73,495	100%	$1,508	100%

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
MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2019 and 2018.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2019
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,880	58%	3,351	38%
Bank of Hope	361	11	845	10
Logix Federal Credit Union	327	10	912	10
Subtotal	2,568	79	5,108	58
Others	658	21	3,633	42
Total	$3,226	100%	8,741	100%

December 31, 2018
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,923	65%	3,467	42%
Bank of Hope	315	11	693	8
Subtotal	2,238	76	4,160	50
Others	729	24	4,160	50
Total	$2,967	100%	8,320	100%
Members that sell mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank, National Association, to monitor the servicing performed by all participating financial institutions and successors, including Bank of Hope, Fremont Bank, and Logix Federal Credit Union. The Bank obtains a Type II Statement on Standards for Attestation Engagements No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.
Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2019 and 2018, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM.
Investments: Portfolio Concentration

	2019		2018
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$—	$—	$100	$97
U.S. obligations – Treasury securities	7,050	7,050	—	—
GSEs:
Federal Farm Credit Bank (FFCB) bonds	—	—	656	656
Total non-MBS	7,050	7,050	756	753
MBS:
Other U.S. obligations:
Ginnie Mae	474	479	614	608
GSEs:
Freddie Mac	4,465	4,463	5,857	5,825
Fannie Mae	9,836	9,853	7,708	7,708
Total GSEs	14,301	14,316	13,565	13,533
PLRMBS:
Other(1)	2,981	2,982	3,746	3,745
Total PLRMBS	2,981	2,982	3,746	3,745
Total MBS	17,756	17,777	17,925	17,886
Total securities	$24,806	$24,827	$18,681	$18,639

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).
Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2019 or 2018.

Concentration of Capital Stock
Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2019		2018
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$394	12%	$456	14%
First Republic Bank	368	12	273	9
Subtotal	762	24	729	23
Others	2,376	76	2,447	77
Total	$3,138	100%	$3,176	100%
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2019 and 2018.

Concentration of Derivative Counterparties

(Dollars in millions)	2019			2018
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$11,476	11%	At least BBB	$24,282	24%
Subtotal uncleared		11,476	11		24,282	24
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	61,067	61	A	46,425	46
Morgan Stanley & Co. LLC	A	28,483	28	A	30,758	30
Subtotal cleared		89,550	89		77,183	76
Total(3)		$101,026	100%		$101,465	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service or S&P Global Ratings ratings.

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

(3)	Total notional amount at December 31, 2019 and 2018, does not include $46 million and $12 million of mortgage delivery commitments with members, respectively.

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
The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day period following December 31, 2019 and 2018. As of December 31, 2019, the Bank was in compliance with all liquidity requirements and guidelines.

Principal Financial Obligations Due and Funds Available for Selected Period

	As of December 31, 2019	As of December 31, 2018
(In millions)	5 Business Days	5 Business Days
Obligations due:
Demand deposits	$541	$283
Loans from other FHLBanks	—	250
Discount note and bond maturities and expected exercises of bond call options	1,296	4,485
Subtotal obligations due	1,837	5,018
Sources of available funds:
Maturing investments	12,831	11,312
Available cash	114	11
Proceeds from scheduled settlements of discount notes and bonds	805	350
Maturing advances and scheduled prepayments	8,294	6,946
Subtotal sources of available funds	22,044	18,619
Net funds available	$20,207	$13,601

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2019.
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
In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2019 was $1,199 million.
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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2019 and 2018. During 2019, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	151	$67,982	$204,970	33%
4-6	54	33	18,654	50,732	37
7-10	5	4	41	65	63
Subtotal	330	188	86,677	255,767	34
CDFIs	7	5	102	112	91
Housing associates	2	—	—	—	—
Total	339	193	$86,779	$255,879	34%

December 31, 2018
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	267	161	$90,322	$242,351	37%
4-6	56	35	1,183	5,576	21
7-10	3	2	7	34	21
Subtotal	326	198	91,512	247,961	37
CDFIs	9	5	123	133	92
Housing associates	2	1	41	118	35
Total	337	204	$91,676	$248,212	37%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$1,352	$1,419
11% – 25%	9	754	903
26% – 50%	24	21,955	34,221
More than 50%	153	62,718	219,336
Total	193	$86,779	$255,879

December 31, 2018
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$128	$134
11% – 25%	6	554	690
26% – 50%	33	54,697	93,168
More than 50%	160	36,297	154,220
Total	204	$91,676	$248,212

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2019 and 2018.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2019		2018
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$183	$176	$1,966	$1,899
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,897	2,846	3,276	3,168
Agency pools and collateralized mortgage obligations	8,576	8,287	9,245	8,643
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	5	5	3	3
PLRMBS – private label investment-grade-rated senior tranches	45	34	58	43
Total	$11,706	$11,348	$14,548	$13,756
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
As of December 31, 2019, of the loan collateral pledged to the Bank, 22% was pledged by 27 institutions by specific identification, 50% was pledged by 117 institutions under a blanket lien with detailed reporting, and 28% was pledged by 130 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.

As of December 31, 2019, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 88% for commercial mortgage loans, and 77% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2019 and 2018.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2019		2018
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$174,580	$152,960	$171,487	$144,748
Second lien residential mortgage loans and home equity lines of credit	17,469	9,437	19,149	10,539
Multifamily mortgage loans	32,652	25,321	29,200	22,054
Commercial mortgage loans	72,118	52,329	74,039	52,365
Loan participations(1)	4,610	3,496	5,207	3,818
Small business, small farm, and small agribusiness loans	4,010	988	3,774	932
Other	2	—	—	—
Total	$305,441	$244,531	$302,856	$234,456

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2019 and 2018, the unpaid principal balance of these loans totaled $6 billion and $8 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.
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
The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2019, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:

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
The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2019 and 2018.
The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

(In millions)	2019	2018
Recorded investment, end of the period:
Individually evaluated for impairment	$5	$7
Collectively evaluated for impairment	3,329	3,077
Total recorded investment	$3,334	$3,084
The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of December 31, 2019 and 2018. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of December 31, 2019 and 2018.
The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $5 million and $5 million, respectively, at December 31, 2019. The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $7 million and $7 million, respectively, at December 31, 2018.
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
The following table presents information on delinquent mortgage loans as of December 31, 2019 and 2018.

Mortgage Loan Delinquencies

	2019	2018
(Dollars in millions)	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$15	$15
60 – 89 days delinquent	2	2
90 days or more delinquent	7	9
Total past due	24	26
Total current loans	3,310	3,058
Total mortgage loans	$3,334	$3,084
In process of foreclosure, included above(2)	$—	$3
Nonaccrual loans	$7	$9
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.22%	0.31%

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
For 2019 and 2018, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial. Delinquencies amounted to 0.72% of the total loans in the Bank’s portfolio as of December 31, 2019, and 0.85% of the total loans in the Bank’s portfolio as of December 31, 2018. The decline in the delinquency percentage was due to the purchase of new loans in 2019 as well as declining delinquencies for the existing portfolio during 2019.
Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 million as of December 31, 2019, and $2 million as of December 31, 2018.
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

Investment Credit Exposure

(In millions)
December 31, 2019
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
U.S. obligations – Treasury securities	$7,050	$—	$—	$—	$—	$7,050
Total non-MBS	7,050	—	—	—	—	7,050
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	474	—	—	—	—	474
GSEs – single-family:
Freddie Mac	1,063	—	—	—	—	1,063
Fannie Mae(2)	1,836	5	—	3	—	1,844
Subtotal	2,899	5	—	3	—	2,907
GSEs – multifamily:
Freddie Mac	3,402	—	—	—	—	3,402
Fannie Mae	7,992	—	—	—	—	7,992
Subtotal	11,394	—	—	—	—	11,394
Total GSEs	14,293	5	—	3	—	14,301
PLRMBS:
Prime	35	39	71	201	127	473
Alt-A	58	53	60	1,667	670	2,508
Total PLRMBS	93	92	131	1,868	797	2,981
Total MBS	14,860	97	131	1,871	797	17,756
Total securities	21,910	97	131	1,871	797	24,806
Interest-bearing deposits	—	2,269	—	—	—	2,269
Securities purchased under agreements to resell	7,000	—	—	—	—	7,000
Federal funds sold(3)	441	3,121	—	—	—	3,562
Total investments	$29,351	$5,487	$131	$1,871	$797	$37,637

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

(2)
The Bank has one security guaranteed by Fannie Mae but rated BB at December 31, 2019, and rated D at December 31, 2018, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)
Includes $141 million and $141 million at December 31, 2019 and 2018, respectively, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.

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

December 31, 2019
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

(1)
Long-term credit ratings are based on the lowest of Moody’s, S&P, or comparable Fitch ratings. The Bank also uses other similar standards, such as the Bank’s internal credit quality rating, to determine maximum limits to members and nonmembers. If a member is not rated by a nationally recognized statistical rating organization, the Bank will determine the applicable credit rating by using the Bank’s credit quality rating and may provide overnight unsecured credit to that member.

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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2019 and 2018.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2019	2018
Interest-bearing deposits	$2,269	$2,555
Federal funds sold	3,562	3,845
Total	$5,831	$6,400

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2019 and 2018.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2019, 8% of the carrying value of unsecured investments held by the Bank were rated AA, and 42% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2019, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2019
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$141	$2,819	$2,960
U.S. subsidiaries of foreign commercial banks	—	400	400
Total domestic and U.S. subsidiaries of foreign commercial banks	141	3,219	3,360
U.S. branches and agency offices of foreign commercial banks:
Canada	—	1,071	1,071
Finland	300	—	300
Netherlands	—	250	250
Switzerland	—	850	850
Total U.S. branches and agency offices of foreign commercial banks	300	2,171	2,471
Total unsecured credit exposure	$441	$5,390	$5,831

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2019.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2019. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.

(3)	Includes $141 million at December 31, 2019, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2019, the Bank’s MBS portfolio was 265% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At December 31, 2019, PLRMBS representing 13% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of December 31, 2019, the Bank’s investment in MBS had gross unrealized losses totaling $42 million, $16 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2019, all of the gross unrealized losses on its agency MBS are temporary.
If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2019. Additional future credit-related OTTI losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional credit-related OTTI losses on its PLRMBS in the future.
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The table below presents the unpaid principal balance of adjustable rate investment securities by interest rate index at December 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index

(In millions)
December 31, 2019
Interest Rate Index	MBS
LIBOR(1)	$7,533
Other	132
Total adjustable rate investment securities(2)	$7,665

(1)	Certain MBS with multiple indices where LIBOR is the majority index are included in this amount. All LIBOR-indexed MBS are due in 2022 and thereafter.

(2)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2019.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2019.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$488	$2	$(2)	$—	$—
BBB	493	1	(1)	—	—
Cleared derivatives(2)	89,550	8	7	381	396
Liability positions with credit exposure:
Uncleared derivatives
AA	1,263	(46)	49	—	3
A	8,296	(266)	279	—	13
BBB	713	(41)	43	—	2
Total derivative positions with credit exposure to nonmember counterparties	100,803	(342)	375	381	414
Member institutions(3)	46	—	—	—	—
Total	100,849	$(342)	$375	$381	$414
Derivative positions without credit exposure	223
Total notional	$101,072

December 31, 2018
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$1,020	$—	$—	$—
A	2,121	17	(16)	1
Liability positions with credit exposure:
Uncleared derivatives
A	1,223	(2)	2	—
BBB	1,915	—	—	—
Cleared derivatives(2)	77,183	(15)	199	184
Total derivative positions with credit exposure to nonmember counterparties	83,462	—	185	185
Member institutions(3)	12	—	—	—
Total	83,474	$—	$185	$185
Derivative positions without credit exposure	18,003
Total notional	$101,477

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

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
The Bank primarily executes derivatives indexed to the Overnight Index Swap (OIS) rate and SOFR to manage interest rate risk and monitors marketwide efforts to address fallback language related to LIBOR-indexed derivative transactions.
The table below presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at December 31, 2019.

LIBOR-Indexed Interest Rate Swaps by Termination Date by Interest Rate Index

(In millions)
December 31, 2019
Interest Rate Index	Pay Leg	Receive Leg
Fixed	$47,393	$31,953
LIBOR	26,171	15,564
SOFR	1,965	39,264
OIS	24,517	13,265
Total notional amount	$100,046	$100,046
The table below presents the notional amount of interest rate swaps with LIBOR exposure by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at

December 31, 2019. Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date

(In millions)
December 31, 2019
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$19,062	$1,360	$8,448	$760
Terminates in 2021	3,920	1,137	2,094	368
Terminates in 2022 and thereafter(1)	272	420	2,793	1,101
Total Notional Amount	$23,254	$2,917	$13,335	$2,229

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of December 31, 2019.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2019	2018
+200 basis-point change above current rates	–2.4%	–3.3%
+100 basis-point change above current rates	–1.1	–1.4
–100 basis-point change below current rates	+1.1	+1.1
–200 basis-point change below current rates	+6.9	+2.6

(1)	Instantaneous change from actual rates at dates indicated.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of December 31, 2019, were 99 basis points lower for the 1-year term, 85 basis points lower for the 5-year term, and 83 basis points lower for the 10-year term.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 223% as of December 31, 2019.
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

Total Bank Duration Gap Analysis

	2019		2018
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$106,842	3	$109,326	4
Liabilities	100,101	2	102,796	3
Net	$6,741	1	$6,530	1

(1)	Duration gap values include the impact of interest rate exchange agreements.
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2019, was $21.1 billion, including $17.8 billion in MBS and $3.3 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2018, was $21.0 billion, including $17.9 billion in MBS and $3.1 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.1 billion, or 72%, of MBS and mortgage loans at December 31, 2019, and $14.2 billion, or 68%, of MBS and mortgage loans at December 31, 2018. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $6.0 billion, or 28%, of MBS and mortgage loans, at December 31, 2019, and $6.8 billion, or 32%, of MBS and mortgage loans at December 31, 2018.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2019 and 2018.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2019	2018
+200 basis-point change	–0.6%	–1.2%
+100 basis-point change	–0.2	–0.4
–100 basis-point change	+0.2	+0.2
–200 basis-point change	+3.2	+0.8

(1)	Instantaneous change from actual rates at dates indicated.
For the mortgage-related business, the Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2019, are comparable to the estimates as of December 31, 2018, with the exception of the “down 200 basis point” scenario. Given the significant decline in interest rates in 2019, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors. LIBOR interest rates as of December 31, 2019, were 99 basis points lower for the 1-year term, 85 basis points lower for the 5-year term, and 83 basis points lower for the 10-year term.

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
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2019 and 2018.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2019	2018
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$22,663	$30,045
Pay adjustable, receive adjustable basis swap	Adjustable rate advance converted to another adjustable rate index	Economic Hedge(1)	7,550	—
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,435	2,237
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	4,986	1,815
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	3,587	5,079
Interest rate cap or floor	Interest rate cap or floor embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	—	83
Subtotal Economic Hedges(1)			18,558	9,214
Total			41,221	39,259
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	3,732	4,496
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	445	1,596
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	185	235
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	13,075	19,710
Subtotal Economic Hedges(1)			13,705	21,541
Total			17,437	26,037

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	2019	2018
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	840	2,214
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	1,095	3,657
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	150	1,789
Subtotal Economic Hedges(1)			1,245	5,446
Total			2,085	7,660
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	950	1,725
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	23,126	20,095
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,050	960
Total			25,126	22,780
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	12,387	3,749
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Economic Hedge(1)	1,750	—
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	—	500
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	980	1,480
Subtotal Economic Hedges(1)			2,730	1,980
Total			15,117	5,729
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	40	—
Total			40	—
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	46	12
Total			46	12
Total Notional Amount			$101,072	$101,477

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
The following tables categorize the notional amounts and estimated fair values of the Bank’s derivative instruments, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2019 and 2018.

Derivative Instruments Notional Amounts and Estimated Fair Values

December 31, 2019
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$22,663	$3	$203	$—	$206
Non-callable bonds	3,732	(5)	(9)	—	(14)
Callable bonds	840	—	—	—	—
Treasury securities	5,250	4	(6)	—	(2)
MBS	7,137	(342)	437	—	95
Subtotal	39,622	(340)	625	—	285
Not qualifying for hedge accounting:
Advances	18,558	3	—	72	75
Non-callable bonds	13,705	4	—	(2)	2
Callable bonds	1,245	—	—	1	1
Discount notes	25,126	(10)	—	—	(10)
Treasury securities	1,750	—	—	—	—
MBS	980	—	—	—	—
Mortgage delivery commitments	46	—	—	—	—
Offsetting derivatives	40	—	—	—	—
Subtotal	61,450	(3)	—	71	68
Total excluding accrued interest	101,072	(343)	625	71	353
Accrued interest	—	3	5	10	18
Total	$101,072	$(340)	$630	$81	$371

December 31, 2018
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$30,045	$(14)	$(32)	$—	$(46)
Non-callable bonds	4,496	(9)	17	—	8
Callable bonds	2,214	(30)	31	—	1
MBS	3,749	(42)	91	—	49
Subtotal	40,504	(95)	107	—	12
Not qualifying for hedge accounting:
Advances	9,214	11	—	(43)	(32)
Non-callable bonds	21,541	5	—	—	5
Callable bonds	5,446	(46)	—	14	(32)
Discount notes	22,780	24	—	—	24
FFCB bonds	500	(1)	—	—	(1)
MBS	1,480	1	—	—	1
Mortgage delivery commitments	12	—	—	—	—
Subtotal	60,973	(6)	—	(29)	(35)
Total excluding accrued interest	101,477	(101)	107	(29)	(23)
Accrued interest	—	40	(63)	4	(19)
Total	$101,477	$(61)	$44	$(25)	$(42)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2019:

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
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2019, the Bank measured certain impaired mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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
Amortization of Premiums and Accretion of Discounts and OTTI on MBS and Purchased Mortgage Loans
When the Bank purchases MBS and mortgage loans, it does not necessarily pay the seller the par value of the MBS or the exact amount of the unpaid principal balance of the mortgage loans. If the Bank pays more than the par value or the unpaid principal balance, purchasing the asset at a premium, the premium reduces the yield the Bank recognizes on the asset below the coupon rate. Conversely, if the Bank pays less than the par value or the unpaid principal balance, purchasing the asset at a discount, the discount increases the yield above the coupon rate.
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
For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of OTTI credit charges along with the net interest income associated with the securities’ effective yield in net interest income in the Statements of Income. For securities classified as HTM, the OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For securities classified as AFS, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value. The total accretion or amortization associated with OTTI credit charges was $78 million and $81 million, for the years ended December 31, 2019 and 2018, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $61 million and $63 million for the years ended December 31, 2019 and 2018, respectively.
As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2019, the Bank estimates that it will accrete approximately $236 million of additional interest income associated with the reduction in OTTI losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.
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
AB 2020-01 FHLBank Risk Management of AMA. On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have Board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The AB contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance sets forth that the board of an FHLBank should consider concentration risk of geographic area, high-balance loans, and third-party loan originations.
The Bank continues to evaluate the potential impact of this AB but currently do not expect it to materially affect our financial condition or results of operations.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1,025.9 billion at December 31, 2019, and $1,031.6 billion at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $98.8 billion at December 31, 2019, and $101.6 billion at December 31, 2018. The Bank had committed to the issuance of $805 million and $350 million in consolidated obligations at December 31, 2019 and 2018, respectively.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statement of Condition or may be recorded on the Bank’s Statement of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2019, the Bank had no advance commitments and $21.6 billion in standby letters of credit outstanding. At December 31, 2018, the Bank had no advance commitments and $18.1 billion in standby letters of credit outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”
Contractual Obligations
The following table summarizes the Bank’s contractual obligations as of December 31, 2019, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”
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

Contractual Obligations

(In millions)
December 31, 2019
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt(1)	$53,549	$14,623	$1,072	$2,126	$71,370
Mandatorily redeemable capital stock	135	—	—	3	138
Capital leases	2	2	—	—	4
Operating leases	6	16	17	61	100
Pension and post-retirement contributions	6	5	6	16	33
Commitments to fund/purchase mortgage loans	46	—	—	—	46
Total contractual obligations	$53,744	$14,646	$1,095	$2,206	$71,691

(1)
Does not include discount notes and contractual interest payments related to consolidated obligation bonds. Payments for consolidated obligation bonds are allocated to a period based on contractual maturities. The actual timing of payments could be influenced by factors affecting redemptions. See “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” for more information.

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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2019, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital accounts and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 6, 2020
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$118	$13
Interest-bearing deposits	2,269	2,555
Securities purchased under agreements to resell	7,000	7,300
Federal funds sold	3,562	3,845
Trading securities(a)	1,766	661
Available-for-sale (AFS) securities(b)	15,495	6,931
Held-to-maturity (HTM) securities (fair values were $7,566 and $11,047, respectively)(a)	7,545	11,089
Advances (includes $4,370 and $5,133 at fair value under the fair value option, respectively)	65,374	73,434
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $0, respectively	3,314	3,066
Accrued interest receivable	139	133
Derivative assets, net	33	185
Other assets	227	114
Total Assets	$106,842	$109,326
Liabilities:
Deposits	$537	$262
Consolidated obligations:
Bonds (includes $337 and $2,019 at fair value under the fair value option, respectively)	71,372	72,276
Discount notes	27,376	29,182
Total consolidated obligations	98,748	101,458
Mandatorily redeemable capital stock	138	227
Borrowings from other FHLBanks	—	250
Accrued interest payable	164	155
Affordable Housing Program (AHP) payable	152	182
Derivative liabilities, net	—	10
Other liabilities	362	252
Total Liabilities	100,101	102,796
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
30 shares and 29 shares, respectively	3,000	2,949
Unrestricted retained earnings	2,754	2,699
Restricted retained earnings	713	647
Total Retained Earnings	3,467	3,346
Accumulated other comprehensive income/(loss) (AOCI)	274	235
Total Capital	6,741	6,530
Total Liabilities and Capital	$106,842	$109,326

(a)	At December 31, 2019 and 2018, none of these securities were pledged as collateral that may be repledged.

(b)	At December 31, 2019, $381 of these securities were pledged as collateral that may be repledged. At December 31, 2018, none of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Interest Income:
Advances	$1,677	$1,563	$875
Interest-bearing deposits	51	35	8
Securities purchased under agreements to resell	174	106	9
Federal funds sold	114	160	115
Trading securities	15	16	17
AFS securities	394	247	239
HTM securities	270	335	285
Mortgage loans held for portfolio	87	98	52
Total Interest Income	2,782	2,560	1,600
Interest Expense:
Consolidated obligations:
Bonds	1,631	1,393	713
Discount notes	599	537	285
Deposits	7	5	3
Mandatorily redeemable capital stock	14	24	32
Total Interest Expense	2,251	1,959	1,033
Net Interest Income	531	601	567
Provision for/(reversal of) credit losses on mortgage loans	—	—	—
Net Interest Income After Mortgage Loan Loss Provision	531	601	567
Other Income/(Loss):
Total other-than-temporary impairment (OTTI) loss	(14)	(23)	(10)
Net amount of OTTI loss reclassified to/(from) AOCI	3	12	(6)
Net OTTI loss, credit-related	(11)	(11)	(16)
Net gain/(loss) on trading securities	(2)	(2)	—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	101	(21)	(31)
Net gain/(loss) on derivatives and hedging activities	(92)	5	(14)
Gains on litigation settlements, net	—	—	119
Other	25	18	20
Total Other Income/(Loss)	21	(11)	78
Other Expense:
Compensation and benefits	84	78	76
Other operating expense	73	67	70
Federal Housing Finance Agency	7	6	6
Office of Finance	6	6	5
Quality Jobs Fund expense	15	25	60
Other, net	2	5	7
Total Other Expense	187	187	224
Income/(Loss) Before Assessment	365	403	421
AHP Assessment	38	43	45
Net Income/(Loss)	$327	$360	$376

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Net Income/(Loss)	$327	$360	$376
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	53	(32)	—
Net change in pension and postretirement benefits	3	(4)	3
Net non-credit-related OTTI gain/(loss) on AFS securities:
Net change in fair value of other-than-temporarily impaired securities	(16)	(38)	195
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(3)	(12)	6
Total net non-credit-related OTTI gain/(loss) on AFS securities	(19)	(50)	201
Net non-credit-related OTTI gain/(loss) on HTM securities:
Accretion of non-credit-related OTTI loss	2	3	3
Total net non-credit-related OTTI gain/(loss) on HTM securities	2	3	3
Total other comprehensive income/(loss)	39	(83)	207
Total Comprehensive Income/(Loss)	$366	$277	$583

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2016	24	$2,370	$2,168	$888	$3,056	$111	$5,537
Comprehensive income/(loss)			178	198	376	207	583
Issuance of capital stock	12	1,214					1,214
Repurchase of capital stock	(4)	(339)					(339)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Transfers from restricted retained earnings			(1,771)	1,771	—		—
Cash dividends paid on capital stock (7.50%)				(187)	(187)		(187)
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			72	288	360	(83)	277
Issuance of capital stock	14	1,377					1,377
Repurchase of capital stock	(17)	(1,669)					(1,669)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (8.51%)				(259)	(259)		(259)
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			66	261	327	39	366
Issuance of capital stock	12	1,186					1,186
Repurchase of capital stock	(11)	(1,129)					(1,129)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(6)					(6)
Cash dividends paid on capital stock (7.00%)				(206)	(206)		(206)
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net Income/(Loss)	$327	$360	$376
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	(53)	(12)	(62)
Change in net fair value of trading securities	2	2	—
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(101)	21	31
Change in net derivatives and hedging activities	(319)	(18)	(8)
Net OTTI loss, credit-related	11	11	16
Other adjustments	12	—	—
Net change in:
Accrued interest receivable	(3)	(16)	(45)
Other assets	(23)	(6)	6
Accrued interest payable	1	46	50
Other liabilities	(5)	(30)	(22)
Total adjustments	(478)	(2)	(34)
Net cash provided by/(used in) operating activities	(151)	358	342
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	165	(1,686)	(514)
Securities purchased under agreements to resell	300	4,450	3,750
Federal funds sold	283	7,183	(6,814)
Trading securities:
Proceeds	656	501	902
Purchases of long-term	(1,763)	—	—
AFS securities:
Proceeds	616	709	933
Purchases	(8,739)	(3,637)	—
HTM securities:
Proceeds	3,549	4,764	6,690
Purchases	—	(1,179)	(7,501)
Advances:
Repaid	1,258,362	1,698,247	1,575,597
Originated	(1,249,955)	(1,694,256)	(1,603,226)
Mortgage loans held for portfolio:
Principal collected	968	263	184
Purchases	(1,253)	(1,246)	(1,413)
Other investing activities, net	(38)	—	(9)
Net cash provided by/(used in) investing activities	3,151	14,113	(31,421)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	256	(18)	114
Net change in borrowings from other FHLBanks	(250)	250	(1,345)
Net (payments)/proceeds on derivative contracts with financing elements	82	—	—
Net proceeds from issuance of consolidated obligations:
Bonds	75,458	73,669	80,506
Discount notes	144,800	143,464	165,408
Payments for matured and retired consolidated obligations:
Bonds	(76,433)	(86,444)	(45,622)
Discount notes	(146,564)	(144,775)	(168,491)
Proceeds from issuance of capital stock	1,186	1,377	1,214
Payments for repurchase/redemption of mandatorily redeemable capital stock	(95)	(84)	(150)
Payments for repurchase of capital stock	(1,129)	(1,669)	(339)
Cash dividends paid	(206)	(259)	(187)
Net cash provided by/(used in) financing activities	(2,895)	(14,489)	31,108
Net increase/(decrease) in cash and due from banks	105	(18)	29
Cash and due from banks at beginning of the period	13	31	2
Cash and due from banks at end of the period	$118	$13	$31
Supplemental Disclosures:
Interest paid	$2,289	$1,891	$990
AHP payments	70	68	53
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of other-than-temporarily impaired HTM securities to AFS securities	1	12	—
Transfers of capital stock to mandatorily redeemable capital stock	6	2	2

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

and

•
estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts and other-than-temporary impairment (OTTI) on MBS and mortgage loans.

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
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2019, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
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
For prepaid advances that are hedged and meet the hedge accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If a new advance represents a modification of an original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in interest income on advances effective January 1, 2019. Prior to January 1, 2019, subsequent fair value changes were recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.
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
The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2019, $1 in 2018, and $1 in 2017.
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
The Bank uses London Clearing House (LCH) Ltd for all cleared derivative transactions. The rulebook of LCH Ltd characterizes variation margin as daily settlement payments, and initial margin is considered cash collateral.
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
Beginning January 1, 2019, the Bank prospectively adopted new hedge accounting guidance, which, among other things, affected the presentation of gains and losses on derivatives and hedging activities for qualifying hedges. Upon adoption, changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability (hedged item) that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains and losses on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains and losses, which include net interest settlements. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in Accumulated Other Comprehensive Income (AOCI) as “Net unrealized gain/(loss) on AFS securities.” The hedge accounting guidance also permits hedging of the benchmark risk component of cash flows in a fair value hedge. The Bank modified the risk of prospective fair value hedges from the contractual coupon interest rate to the benchmark rate component, improving hedge effectiveness.
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
Premises, Software, and Equipment. Premises, software, and equipment are included in Other Assets on the Statement of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2019 and 2018, premises, software, and equipment were $44 and $17, respectively, which was net of accumulated depreciation and amortization of $69 and $82, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $9 for 2019, $13 for 2018, and $16 for 2017.
Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $11, $6, and $6, in 2019, 2018, and 2017, respectively.
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
		This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness.	This guidance becomes effective for the Bank for the annual period ended December 31, 2020, and the annual periods thereafter. Early adoption is permitted.
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
The guidance was adopted as of January 1, 2020. The adoption of this guidance will affect the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13)
The guidance replaces the current incurred loss impairment model and requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to AFS securities to be recorded through an allowance for credit losses and expands disclosure requirements.
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.
This guidance was adopted using a modified retrospective basis as of January 1, 2020. Upon adoption, this guidance had no effect on advances or U.S. obligations and Government-Sponsored Enterprises (GSEs) investments. The adoption of this guidance had an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments, on mortgage loans, and on the Bank’s financial condition, results of operations, or cash flows.

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
The guidance was adopted as of January 1, 2019. Upon adoption, the Bank modified the presentation of fair value hedge results on the Bank’s Statements of Income, as well as relevant disclosures, prospectively. However, the adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $20 for 2019 and $23 for 2018.

Note 4 — Trading Securities
The estimated fair value of trading securities as of December 31, 2019 and 2018, was as follows:

	2019	2018
U.S. obligations – Treasury securities	$1,762	$—
GSEs – Federal Farm Credit Bank (FFCB) bonds	—	656
MBS – Other U.S. obligations – Ginnie Mae	4	5
Total	$1,766	$661

The net unrealized gain/(loss) on trading securities was $(2), $(2), and de minimis, for the years ended December 31, 2019, 2018, and 2017, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Available-for-Sale Securities
AFS securities by major security type as of December 31, 2019 and 2018, were as follows:

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,281	$—	$7	$—	$5,288
MBS:
GSEs – multifamily:
Freddie Mac	773	—	4	—	777
Fannie Mae	6,823	—	23	(13)	6,833
Subtotal – GSEs – multifamily	7,596	—	27	(13)	7,610
PLRMBS:
Prime	213	—	17	—	230
Alt-A	2,116	(9)	260	—	2,367
Subtotal PLRMBS	2,329	(9)	277	—	2,597
Total MBS	9,925	(9)	304	(13)	10,207
Total	$15,206	$(9)	$311	$(13)	$15,495

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS – GSEs – multifamily:
Freddie Mac	$409	$—	$—	$(2)	$407
Fannie Mae	3,397	—	—	(30)	3,367
Subtotal MBS – GSEs – multifamily	3,806	—	—	(32)	3,774
PLRMBS:
Prime	267	—	21	—	288
Alt-A	2,603	(20)	288	(2)	2,869
Subtotal PLRMBS	2,870	(20)	309	(2)	3,157
Total	$6,676	$(20)	$309	$(34)	$6,931

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, previous OTTI recognized in earnings, and valuation adjustments for hedging activities.
At December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $52, and credit-related OTTI of $574. At December 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included premiums of $19, discounts of $53, and credit-related OTTI of $690.
The following tables summarize the AFS securities with unrealized losses as of December 31, 2019 and 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of AFS securities and for information on AFS securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$211	$—	$—	$—	$211	$—
Fannie Mae	2,433	9	623	4	3,056	13
Subtotal MBS – GSEs – multifamily	2,644	9	623	4	3,267	13
PLRMBS:
Prime	4	—	8	—	12	—
Alt-A	75	—	193	9	268	9
Subtotal PLRMBS	79	—	201	9	280	9
Total	$2,723	$9	$824	$13	$3,547	$22

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$382	$2	$—	$—	$382	$2
Fannie Mae	3,211	30	—	—	3,211	30
Subtotal MBS – GSEs – multifamily	3,593	32	—	—	3,593	32
PLRMBS:
Prime	6	—	8	—	14	—
Alt-A	204	3	343	19	547	22
Subtotal PLRMBS	210	3	351	19	561	22
Total	$3,803	$35	$351	$19	$4,154	$54

Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2019, are shown below. There were no non-MBS investments as of December 31, 2018. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2019
Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,309	$2,312
Due after 1 year through 5 years	2,972	2,976
Subtotal	5,281	5,288
MBS	9,925	10,207
Total	$15,206	$15,495

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings.

See Note 7 – Other-Than-Temporary Impairment Analysis for information on the transfers of securities between the AFS portfolio and the held-to-maturity (HTM) portfolio.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities
The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$470	$—	$470	$5	$—	$475
MBS – GSEs – single-family:
Freddie Mac	1,063	—	1,063	8	(1)	1,070
Fannie Mae	1,844	—	1,844	20	(1)	1,863
Subtotal MBS – GSEs – single-family	2,907	—	2,907	28	(2)	2,933
MBS – GSEs – multifamily:
Freddie Mac	2,625	—	2,625	—	(9)	2,616
Fannie Mae	1,159	—	1,159	—	(2)	1,157
Subtotal MBS – GSEs – multifamily	3,784	—	3,784	—	(11)	3,773
Subtotal MBS – GSEs	6,691	—	6,691	28	(13)	6,706
PLRMBS:
Prime	243	—	243	1	(4)	240
Alt-A	142	(1)	141	6	(2)	145
Subtotal PLRMBS	385	(1)	384	7	(6)	385
Total	$7,546	$(1)	$7,545	$40	$(19)	$7,566

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Housing finance agency bonds:
California Housing Finance Agency (CalHFA) bonds	$100	$—	$100	$—	$(3)	$97
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	609	—	609	—	(6)	603
GSEs – single-family:
Freddie Mac	1,506	—	1,506	6	(21)	1,491
Fannie Mae	2,598	—	2,598	17	(16)	2,599
Subtotal GSEs – single-family	4,104	—	4,104	23	(37)	4,090
GSEs – multifamily:
Freddie Mac	3,944	—	3,944	—	(17)	3,927
Fannie Mae	1,743	—	1,743	—	(1)	1,742
Subtotal GSEs – multifamily	5,687	—	5,687	—	(18)	5,669
Subtotal GSEs	9,791	—	9,791	23	(55)	9,759
PLRMBS:
Prime	383	—	383	1	(6)	378
Alt-A	209	(3)	206	7	(3)	210
Subtotal PLRMBS	592	(3)	589	8	(9)	588
Total MBS	10,992	(3)	10,989	31	(70)	10,950
Total	$11,092	$(3)	$11,089	$31	$(73)	$11,047

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of HTM securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At December 31, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $8, discounts of $11, and credit-related OTTI of $7. At December 31, 2018, the amortized cost of the Bank’s MBS classified as HTM included premiums of $14, discounts of $19, and credit-related OTTI of $7.
The following tables summarize the HTM securities with unrealized losses as of December 31, 2019 and 2018. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following tables will not agree to the total gross unrecognized holding losses in the tables above. The unrealized losses in the following tables also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of HTM securities and for information on HTM securities in unrealized loss positions that are not considered to be other-than-temporarily impaired, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$46	$—	$—	$—	$46	$—
MBS – GSEs – single-family:
Freddie Mac	71	—	262	1	333	1
Fannie Mae	53	—	192	1	245	1
Subtotal MBS – GSEs – single-family	124	—	454	2	578	2
MBS – GSEs – multifamily:
Freddie Mac	925	1	1,627	8	2,552	9
Fannie Mae	613	—	543	2	1,156	2
Subtotal MBS – GSEs – multifamily	1,538	1	2,170	10	3,708	11
Subtotal MBS – GSEs	1,662	1	2,624	12	4,286	13
PLRMBS:
Prime	34	—	135	4	169	4
Alt-A	4	—	106	3	110	3
Subtotal PLRMBS	38	—	241	7	279	7
Total	$1,746	$1	$2,865	$19	$4,611	$20

December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Housing finance agency bonds:
CalHFA bonds	$—	$—	$80	$3	$80	$3
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	33	—	529	6	562	6
GSEs – single-family:
Freddie Mac	79	—	1,085	21	1,164	21
Fannie Mae	923	3	693	13	1,616	16
Subtotal GSEs – single-family	1,002	3	1,778	34	2,780	37
GSEs – multifamily:
Freddie Mac	3,826	16	67	1	3,893	17
Fannie Mae	757	1	360	—	1,117	1
Subtotal GSEs – multifamily	4,583	17	427	1	5,010	18
Subtotal GSEs	5,585	20	2,205	35	7,790	55
PLRMBS:
Prime	153	1	128	5	281	6
Alt-A	84	—	119	6	203	6
Subtotal PLRMBS	237	1	247	11	484	12
Total MBS	5,855	21	2,981	52	8,836	73
Total	$5,855	$21	$3,061	$55	$8,916	$76

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2018, are shown below. There were no non-MBS investments as of December 31, 2019. Expected maturities of MBS will

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

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
PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2019, using two third-party models. The OTTI Governance Committee of the Federal Home Loan Banks (FHLBanks) developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 8.0% over the 12-month period beginning October 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
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
For securities determined to be other-than-temporarily impaired as of December 31, 2019 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2019, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	15.5	11.1	18.7	31.9
Alt-A	12.7	20.1	44.1	1.1
Total	12.7	20.1	44.1	1.1

(1)	Weighted average percentage is based on unpaid principal balance.
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
Balance, beginning of the period	$1,077	$1,129	$1,183
Additional charges on securities for which OTTI was previously recognized(1)	11	11	16
Securities matured during the period(2)	(6)	—	(1)
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(61)	(63)	(69)
Balance, end of the period	$1,021	$1,077	$1,129

(1)
For the years ended December 31, 2019, 2018, and 2017 “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2019, 2018, and 2017, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period, which therefore are no longer held by the Bank at the end of the period.

(3)
The total net accretion/(amortization) associated with other-than-temporarily impaired PLRMBS (amount recognized in interest income) totaled $78, $81, and $93 for the years ended December 31, 2019, 2018, and 2017, respectively.

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
The following table summarizes the PLRMBS transferred from the Bank’s HTM portfolio to its AFS portfolio during the years ended December 31, 2019 and 2018. The amounts shown represent the values when the securities were transferred from the HTM portfolio to the AFS portfolio. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the year ended December 31, 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019				2018
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains/(Losses)	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains/(Losses)	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1	$—	$—	$1	$—	$—	$—	$—
Alt-A	—	—	—	—	12	—	—	12
Total	$1	$—	$—	$1	$12	$—	$—	$12

The following tables present the Bank’s AFS and HTM PLRMBS that incurred OTTI losses anytime during the life of the securities at December 31, 2019 and 2018, by loan collateral type:

December 31, 2019
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$258	$213	$230	$—	$—	$—	$—
Alt-A	2,634	2,116	2,367	39	35	33	39
Total	$2,892	$2,329	$2,597	$39	$35	$33	$39

December 31, 2018
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$323	$267	$288	$—	$—	$—	$—
Alt-A	3,225	2,603	2,869	52	47	44	51
Total	$3,548	$2,870	$3,157	$52	$47	$44	$51

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31, 2019, the Bank has experienced net unrealized losses primarily because of illiquidity in the PLRMBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2019, all of the gross unrealized losses on these PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.
All Other Available-for-Sale and Held-to-Maturity Investments. For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2019, all of the gross unrealized losses on its agency MBS are temporary.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 1.15% to 8.57% at December 31, 2019, and 1.02% to 8.57% at December 31, 2018, as summarized below.

	2019		2018
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$32,351	1.91%	$42,285	2.40%
After 1 year through 2 years	22,380	2.15	13,662	2.57
After 2 years through 3 years	4,847	2.08	11,238	2.70
After 3 years through 4 years	2,909	2.97	2,409	2.45
After 4 years through 5 years	1,461	2.32	2,815	2.99
After 5 years	1,140	2.96	1,086	3.23
Total par value	65,088	2.08%	73,495	2.51%
Valuation adjustments for hedging activities	203		(32)
Valuation adjustments under fair value option	83		(29)
Total	$65,374		$73,434

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $14,059 at December 31, 2019, and $3,405 at December 31, 2018. The Bank had advances with partial prepayment symmetry outstanding totaling $3,513 at December 31, 2019, and $4,410 at December 31, 2018. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $14,024 at December 31, 2019, and $13,255 at December 31, 2018.
The Bank had putable advances totaling $20 at December 31, 2019, and $20 at December 31, 2018. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2019 and 2018, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	2019	2018	2019	2018
Within 1 year	$39,075	$46,740	$32,371	$42,295
After 1 year through 2 years	15,731	14,762	22,380	13,672
After 2 years through 3 years	4,800	5,688	4,847	11,238
After 3 years through 4 years	2,895	2,409	2,909	2,409
After 4 years through 5 years	1,447	2,812	1,461	2,815
After 5 years	1,140	1,084	1,120	1,066
Total par value	$65,088	$73,495	$65,088	$73,495

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2019 and 2018. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2019 and 2018.

December 31, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$12,700	19%	$371	22%
First Republic Bank	12,550	19	248	15
Wells Fargo & Company
Wells Fargo Financial National Bank West(2)	7,500	12	191	12
Wells Fargo Bank, National Association(3)	39	—	2	—
Subtotal Wells Fargo & Company	7,539	12	193	12
Bank of the West	6,356	10	155	9
JPMorgan Chase Bank, National Association(3)	5,055	8	174	11
Subtotal	44,200	68	1,141	69
Others	20,888	32	518	31
Total par value	$65,088	100%	$1,659	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$16,900	23%	$249	17%
First Republic Bank	8,800	12	180	12
JPMorgan Chase Bank, National Association(3)	8,359	11	216	14
Bank of the West	6,707	9	150	10
Wells Fargo & Company
Wells Fargo Financial National Bank(2)	5,000	7	88	6
Wells Fargo Bank, National Association(3)	47	—	3	—
Subtotal Wells Fargo & Company	5,047	7	91	6
Subtotal	45,813	62	886	59
Others	27,682	38	622	41
Total par value	$73,495	100%	$1,508	100%

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
For information related to the Bank’s credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2019 and 2018, are detailed below:

	2019	2018
Par value of advances:
Fixed rate:
Due within 1 year	$15,327	$20,437
Due after 1 year	21,337	19,727
Total fixed rate	36,664	40,164
Adjustable rate:
Due within 1 year	17,024	21,848
Due after 1 year	11,400	11,483
Total adjustable rate	28,424	33,331
Total par value	$65,088	$73,495

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2019 or 2018. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 9 — Mortgage Loans Held for Portfolio
The following table presents information as of December 31, 2019 and 2018, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2019	2018
Fixed rate medium-term mortgage loans	$27	$16
Fixed rate long-term mortgage loans	3,199	2,951
Subtotal	3,226	2,967
Unamortized premiums	91	104
Unamortized discounts	(3)	(5)
Mortgage loans held for portfolio	3,314	3,066
Less: Allowance for credit losses	—	—
Total mortgage loans held for portfolio, net	$3,314	$3,066

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms.
The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2019 and 2018, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.
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
The Bank manages its credit exposure related to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source. At December 31, 2019 and 2018, none of the Bank’s credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during 2019 and 2018.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, and the Bank’s credit extension and collateral policies as of December 31, 2019, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.
Mortgage Loans Held for Portfolio. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The following table presents the Bank’s key credit quality indicators as of December 31, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019	2018
Payment Status	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$15	$15
60 – 89 days delinquent	2	2
90 days or more delinquent	7	9
Total past due	24	26
Total current loans	3,310	3,058
Total mortgage loans	$3,334	$3,084
In process of foreclosure, included above(2)	$—	$3
Nonaccrual loans	$7	$9
Serious delinquencies as a percentage of total mortgage loans outstanding(3)	0.22%	0.31%

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
The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2019, 2018, and 2017.
The recorded investment by impairment methodology for individually and collectively evaluated impaired loans is as follows:

	2019	2018
Recorded investment, end of the period:
Individually evaluated for impairment	$5	$7
Collectively evaluated for impairment	3,329	3,077
Total recorded investment	$3,334	$3,084

The allowance for credit losses for loans collectively evaluated for impairment totaled de minimis amounts as of December 31, 2019 and 2018. The Bank had no allowance for credit losses for loans individually evaluated for impairment as of December 31, 2019 and 2018.
The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $5 and $5, respectively, at December 31, 2019. The recorded investment and unpaid principal balance of impaired loans individually evaluated for impairment totaled $7 and $7, respectively, at December 31, 2018.
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

Allowance for Credit Losses on MPF Loans – The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to impaired mortgage loans that are considered collateral-dependent. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions or automated valuation models based on property characteristics as well as recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each master commitment and records a provision for credit losses. For this component, the Bank had no allowance for credit losses for MPF Original and MPF Plus loans as of December 31, 2019 and 2018.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The credit risk analysis of conventional loans collectively evaluated for impairment considers loan pool-specific attribute data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The analysis applies estimated loss severities and also considers the availability and collectability of credit enhancements from participating financial institutions or from mortgage insurers under the terms of each master commitment to determine the Bank’s best estimate of probable incurred losses. The analysis includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information, including prepayment speeds, default rates, and loss severity for the mortgage loans based on underlying loan-level borrower and loan characteristics; expected housing price changes; and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected using a third-party model to project prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the mortgage loans, in conjunction with assumptions related primarily to future changes in housing prices and interest rates. The assumptions used as inputs to the model, including the forecast of future housing pricing changes, are consistent with assumptions used for the Bank’s evaluation of its PLRMBS for OTTI. For this component, the Bank established an allowance for credit losses for MPF Original and MPF Plus loans totaling de minimis amounts as of December 31, 2019 and 2018.

Troubled Debt Restructurings – Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor’s financial difficulties and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

that concession would not have been considered otherwise. An MPF loan considered a TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. The recorded investment of the Bank’s nonperforming MPF loans classified as TDRs totaled $2 as of December 31, 2019, and $2 as of December 31, 2018.

For more information related to the Bank’s accounting policies for collateral-dependent loans, see Note 1 – Summary of Significant Accounting Policies.
Term Federal Funds Sold. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality, and these investments are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2019 and 2018, were repaid or are expected to be repaid according to the contractual terms.
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
Deposits and interest rate payment terms for deposits as of December 31, 2019 and 2018, were as follows:

	2019		2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits – Adjustable rate	$427	1.30%	$240	2.10%
Non-interest-bearing deposits	110		22
Total	$537		$262

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The par value of the outstanding consolidated obligations of the FHLBanks was $1,025,895 at December 31, 2019, and $1,031,617 at December 31, 2018. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2019, the Bank had qualifying assets totaling $106,201, and the Bank’s participation in consolidated obligations outstanding was $98,748.
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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019		2018
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$53,549	1.68%	$56,968	2.29%
After 1 year through 2 years	13,853	1.67	7,741	2.20
After 2 years through 3 years	770	1.93	2,842	2.08
After 3 years through 4 years	135	2.74	2,094	2.12
After 4 years through 5 years	937	2.08	600	2.56
After 5 years	2,126	2.94	2,091	3.03
Total par value	71,370	1.73%	72,336	2.29%
Unamortized premiums	1		3
Unamortized discounts	(10)		(10)
Valuation adjustments for hedging activities	9		(48)
Fair value option valuation adjustments	2		(5)
Total	$71,372		$72,276

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $6,345 at December 31, 2019, and $11,285 at December 31, 2018. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $2,085 at December 31, 2019, and $7,660 at December 31, 2018. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at December 31, 2019 and 2018, was as follows:

	2019	2018
Par value of consolidated obligation bonds:
Non-callable	$65,025	$61,051
Callable	6,345	11,285
Total par value	$71,370	$72,336

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2019 and 2018, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2019	2018
Within 1 year	$58,239	$65,878
After 1 year through 2 years	12,768	5,626
After 2 years through 3 years	195	616
After 3 years through 4 years	70	85
After 4 years through 5 years	47	70
After 5 years	51	61
Total par value	$71,370	$72,336

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019		2018
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$27,447	1.61%	$29,273	2.32%
Unamortized discounts	(71)		(91)
Total	$27,376		$29,182

(1)	Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2019 and 2018, are detailed in the following table.

	2019	2018
Par value of consolidated obligations:
Bonds:
Fixed rate	$10,993	$16,735
Adjustable rate	60,117	53,668
Step-up	60	1,558
Step-down	100	275
Range bonds	100	100
Total bonds, par value	71,370	72,336
Discount notes, par value	27,447	29,273
Total consolidated obligations, par value	$98,817	$101,609

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2019 or 2018. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Value.
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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2019, 2018, or 2017. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2019, 2018, or 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s total AHP assessments equaled $38, $43, and $45 during 2019, 2018, and 2017, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2019	2018	2017
Balance, beginning of the period	$182	$204	$205
AHP assessments	38	43	45
AHP voluntary contributions	2	3	7
AHP grant payments	(70)	(68)	(53)
Balance, end of the period	$152	$182	$204

All subsidies were distributed in the form of direct grants in 2019, 2018, and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 14 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2019, 2018, and 2017:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2016	$—	$136	$(9)	$(16)	$111
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				3	3
Non-credit-related OTTI loss		(4)	—		(4)
Net change in fair value	—	195			195
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		10	—		10
Net current period other comprehensive income/(loss)	—	201	3	3	207
Balance, December 31, 2017	—	337	(6)	(13)	318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(4)	(4)
Non-credit-related OTTI loss		(14)	—		(14)
Net change in fair value	(32)	(38)			(70)
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		2	—		2
Net current period other comprehensive income/(loss)	(32)	(50)	3	(4)	(83)
Balance, December 31, 2018	(32)	287	(3)	(17)	235
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				3	3
Non-credit-related OTTI loss		(6)	—		(6)
Net change in fair value	53	(16)			37
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	53	(19)	2	3	39
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274

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
As of December 31, 2019 and 2018, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2019		2018
	Required	Actual	Required	Actual
Risk-based capital	$1,519	$6,605	$1,899	$6,522
Total regulatory capital	$4,274	$6,605	$4,373	$6,522
Total regulatory capital ratio	4.00%	6.18%	4.00%	5.97%
Leverage capital	$5,342	$9,908	$5,466	$9,783
Leverage ratio	5.00%	9.27%	5.00%	8.95%

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
The Bank had mandatorily redeemable capital stock totaling $138 outstanding to three institutions at December 31, 2019, and $227 outstanding to three institutions at December 31, 2018. The change in mandatorily redeemable capital stock for years ended December 31, 2019, 2018, and 2017, was as follows:

	2019	2018	2017
Balance at the beginning of the period	$227	$309	$457
Reclassified from/(to) capital during the period	6	2	2
Redemption of mandatorily redeemable capital stock	—	—	(75)
Repurchase of excess mandatorily redeemable capital stock	(95)	(84)	(75)
Balance at the end of the period	$138	$227	$309
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $14, $24, and $32 for the years ended December 31, 2019, 2018, and 2017, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2019 and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Contractual Redemption Period	2019	2018
Within 1 year	$135	$—
After 1 year through 2 years	—	224
Past contractual redemption date because of remaining activity(1)	3	3
Total	$138	$227

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 223% as of December 31, 2019.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2,500 from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2,400. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
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
The Bank’s restricted retained earnings totaled $713 and $647 at December 31, 2019 and 2018, respectively. The Bank’s unrestricted retained earnings totaled $2,754 and $2,699 at December 31, 2019 and 2018, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. As of December 31, 2019, the Bank’s excess capital stock totaled $197, or 0.18% of total assets.
In 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $220, including $206 in dividends on capital stock and $14 in dividends on mandatorily redeemable capital stock. In 2018, the Bank paid dividends at an annualized rate of 8.51%, totaling $283, including $259 in dividends on capital stock and $24 in dividends on mandatorily redeemable capital stock. The dividends included four quarterly dividends, totaling $233, and a special dividend in the amount of $50, which included $46 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 20, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2019 at an annualized rate of 7.00%, totaling $54, including $52 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 20, 2020. The Bank expects to pay the dividend on March 12, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2020.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $1,224 and $1,753 in excess capital stock during 2019 and 2018, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2019 and 2018, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Excess capital stock totaled $197 and $166 as of December 31, 2019 and 2018, respectively.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2019 or 2018.

	2019		2018
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
MUFG Union Bank, National Association	$394	12%	$456	14%
First Republic Bank	368	12	273	9
Subtotal	762	24	729	23
Others	2,376	76	2,447	77
Total	$3,138	100%	$3,176	100%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the fair value of plan assets as well as the funded status that is recognized in other assets/(liabilities) in the Statements of Condition for the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan at December 31, 2019 and 2018.

	2019			2018
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Fair value of plan assets	$74	$—	$—	$57	$—	$—
Funded status	6	(20)	(2)	(1)	(19)	(2)

Amounts recognized in AOCI at December 31, 2019 and 2018, consist of:

	2019			2018
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$14	$1	$(1)	$17	$1	$(1)

The following table presents information for pension plans with assets in excess of benefit obligations and for pension plans with benefit obligations in excess of plan assets at December 31, 2019 and 2018.

	2019			2018
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$68	$20	$2	$58	$19	$2
Accumulated benefit obligation	67	20	2	57	19	2
Fair value of plan assets	74	—	—	57	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Citigroup Pension Discount Curve at the measurement date. The Citigroup Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 2.75% for 2019 and 3.75% for 2018. The discount rate used to determine the benefit obligations for the post-retirement health benefit plan was 3.00% for 2019 and 4.00% for 2018.

The expected return on plan assets was determined based on: (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan's target asset allocation.

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2019 and 2018, by asset category. See Note 19 – Fair Value for further information regarding the three levels of fair value measurement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019				2018
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Equity mutual funds	46	—	—	46	33	—	—	33
Fixed income mutual funds	21	—	—	21	19	—	—	19
Real estate mutual funds	3	—	—	3	2	—	—	2
Other mutual funds	2	—	—	2	2	—	—	2
Total	$74	$—	$—	$74	$57	$—	$—	$57

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

The Cash Balance Plan's weighted average asset allocation at December 31, 2019 and 2018, by asset category was as follows:

Asset Category	2019	2018
Cash and cash equivalents	2%	3%
Equity mutual funds	63	57
Fixed income mutual funds	28	33
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%

The Bank contributed $6 in 2019 and expects to contribute $3 in 2020 to the Cash Balance Plan. The Bank contributed $2 in 2019 and expects to contribute $3 in 2020 to the non-qualified defined benefit plans and postretirement health benefit plan.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2020	$3	$3	$—
2021	4	1	—
2022	4	4	—
2023	4	1	—
2024	25	5	—
2025 – 2029	21	15	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2019, 2018, and 2017, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2019, 2018, and 2017, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers. The defined contribution portion of the plan consists of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2019, 2018, and 2017, was $49, $41, and $44, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for its employees, including senior officers. Other liabilities include $17 and $14 for incentive compensation at December 31, 2019 and 2018, respectively.

Note 17 — Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with ineffectiveness from fair value hedges that are recorded in the same line as the earnings effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2019, 2018, and 2017.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Mortgage Loan Loss Provision	Other Income/ (Loss)	Other Expense	Income Before AHP Assessment
2019	$307	$256	$563	$34	$(16)	$14	$531	$21	$187	$365
2018	320	291	611	(1)	(13)	24	601	(11)	187	403
2017	234	325	559	—	(40)	32	567	78	224	421

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income totaled $78, $81, and $93 for the years ended December 31, 2019, 2018, and 2017, respectively. The mortgage-related business does not include credit-related OTTI losses of $11, $11, and $16 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at December 31, 2019, 2018, and 2017.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2019	$85,709	$21,133	$106,842
2018	88,272	21,054	109,326
2017	103,426	19,959	123,385

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank primarily uses the following interest rate exchange agreement instruments:
Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is based on a daily repricing index, such as SOFR or the effective Fed Funds rate.
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
The Bank may have the following types of hedged items:
Investments – The Bank may invest in U.S. Treasury and agency obligations as well as agency MBS. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps. The Bank may execute callable swaps in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. Investment securities may be classified as trading, AFS, or HTM.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2019 and 2018. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	2019			2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$39,622	$31	$370	$40,504	$20	$93
Total	39,622	31	370	40,504	20	93
Derivatives not designated as hedging instruments:
Interest rate swaps	60,424	13	14	59,398	65	54
Interest rate caps and floors	980	—	—	1,563	1	—
Mortgage delivery commitments	46	—	—	12	—	—
Total	61,450	13	14	60,973	66	54
Total derivatives before netting and collateral adjustments	$101,072	44	384	$101,477	86	147
Netting adjustments and cash collateral(1)		(11)	(384)		99	(137)
Total derivative assets and total derivative liabilities		$33	$—		$185	$10

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $378 and $257 at December 31, 2019 and 2018, respectively. Cash collateral received and related accrued interest was $5 and $22 at December 31, 2019 and 2018, respectively.

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
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2019, 2018, and 2017. Beginning on January 1, 2019, the gains and losses on derivatives include unrealized changes in fair value as well as net interest settlements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,677	$394	$(1,631)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(225)	$(377)	$41
Hedged items	240	341	(57)
Net gain/(loss) on fair value hedging relationships	$15	$(36)	$(16)

	2018(1)
	Interest Income/(Expense)			Other Income/(Loss)
	Advances	AFS Securities	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$1,563	$247	$(1,393)	$5
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$51	$3	$(20)	$(164)
Hedged items				157
Net gain/(loss) on fair value hedging relationships	$51	$3	$(20)	$(7)

	2017(1)
	Interest Income/(Expense)		Other Income/(Loss)
	Advances	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total income/(expense) presented in the Statements of Income	$875	$(713)	$(14)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(27)	$27	$22
Hedged items			(23)
Net gain/(loss) on fair value hedging relationships	$(27)	$27	$(1)

(1)
Upon adoption of new hedge accounting guidance applied prospectively on January 1, 2019, interest amounts reported for 2019 for advances, investment securities, and consolidated obligation bonds include the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships. Other income amounts reported for 2018 and 2017 include the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.

(2)	Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2019.

	2019
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost
Advances	$22,900	$204
AFS securities	12,877	431
Consolidated obligation bonds	(4,840)	(9)

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2019, 2018, and 2017. For fair value hedging relationships, the portion of net gain/(loss) representing hedge ineffectiveness is recorded in other income for periods prior to January 1, 2019.

	2019	2018	2017
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps		$(7)	$(1)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(79)	15	8
Interest rate caps and floors	(2)	—	(5)
Net settlements	(16)	(13)	(40)
Mortgage delivery commitments	4	13	24
Total net gain/(loss) related to derivatives not designated as hedging instruments	(93)	15	(13)
Price alignment amount(1)	1	(3)	—
Net gain/(loss) on derivatives and hedging activities	$(92)	$5	$(14)

(1)	This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2019, was $354, for which the Bank had posted cash collateral of $371 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2019 and 2018.

	2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$34	$(16)	$18	$—	$18
Cleared	10	5	15	(381)	396
Total			$33		$414
Derivative Liabilities
Uncleared	$382	$(382)	$—	$—	$—
Cleared	2	(2)	—	—	—
Total			$—		$—

	2018
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$83	$(82)	$1
Cleared	3	181	184
Total			$185
Derivative Liabilities
Uncleared	$129	$(119)	$10
Cleared	18	(18)	—
Total			$10

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 19 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2019 and 2018. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the carrying value, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2019 and 2018. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$118	$118	$118	$—	$—	$—
Interest-bearing deposits	2,269	2,269	2,269	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	3,562	3,562	—	3,562	—	—
Trading securities	1,766	1,766	—	1,766	—	—
AFS securities	15,495	15,495	—	12,898	2,597	—
HTM securities	7,545	7,566	—	7,181	385	—
Advances	65,374	65,492	—	65,492	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,314	3,332	—	3,332	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	33	33	—	44	—	(11)
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	537	537	—	537	—	—
Consolidated obligations:
Bonds	71,372	71,386	—	71,386	—	—
Discount notes	27,376	27,378	—	27,378	—	—
Total consolidated obligations	98,748	98,764	—	98,764	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	164	164	—	164	—	—
Derivative liabilities, net(1)	—	—	—	384	—	(384)
Other
Standby letters of credit	32	32	—	32	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$13	$13	$13	$—	$—	$—
Interest-bearing deposits	2,555	2,555	2,555	—	—	—
Securities purchased under agreements to resell	7,300	7,299	—	7,299	—	—
Federal funds sold	3,845	3,846	—	3,846	—	—
Trading securities	661	661	—	661	—	—
AFS securities	6,931	6,931	—	3,774	3,157	—
HTM securities	11,089	11,047	—	10,362	685	—
Advances	73,434	73,462	—	73,462	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,066	2,975	—	2,975	—	—
Accrued interest receivable	133	133	—	133	—	—
Derivative assets, net(1)	185	185	—	86	—	99
Other assets(2)	16	16	16	—	—	—
Liabilities
Deposits	262	262	—	262	—	—
Consolidated obligations:
Bonds	72,276	72,079	—	72,079	—	—
Discount notes	29,182	29,178	—	29,178	—	—
Total consolidated obligations	101,458	101,257	—	101,257	—	—
Mandatorily redeemable capital stock	227	227	227	—	—	—
Borrowings from other FHLBanks	250	250	—	250	—	—
Accrued interest payable	155	155	—	155	—	—
Derivative liabilities, net(1)	10	10	—	147	—	(137)
Other
Standby letters of credit	27	27	—	27	—	—

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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2019:

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
Summary of Valuation Methodologies and Primary Inputs
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below.
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
As of December 31, 2019, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2019 and 2018, by level within the fair value hierarchy.

December 31, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	1,766	—	—	1,766
AFS securities:
U.S. obligations – Treasury securities	—	5,288	—	—	5,288
MBS:
GSEs – multifamily	—	7,610	—	—	7,610
PLRMBS	—	—	2,597	—	2,597
Subtotal MBS	—	7,610	2,597	—	10,207
Total AFS securities	—	12,898	2,597	—	15,495
Advances(2)	—	4,370	—	—	4,370
Derivative assets, net: interest rate-related	—	44	—	(11)	33
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$19,078	$2,597	$(11)	$21,683
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$337	$—	$—	$337
Derivative liabilities, net: interest rate-related	—	384	—	(384)	—
Total recurring fair value measurements – Liabilities	$—	$721	$—	$(384)	$337
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2018
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$656	$—	$—	$656
MBS – Other U.S. obligations – Ginnie Mae	—	5	—	—	5
Total trading securities	—	661	—	—	661
AFS securities:
MBS – GSEs – multifamily	—	3,774	—	—	3,774
PLRMBS	—	—	3,157	—	3,157
Total AFS securities	—	3,774	3,157	—	6,931
Advances(2)	—	5,133	—	—	5,133
Derivative assets, net: interest rate-related	—	86	—	99	185
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$9,654	$3,157	$99	$12,926
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,019	$—	$—	$2,019
Derivative liabilities, net: interest rate-related	—	147	—	(137)	10
Total recurring fair value measurements – Liabilities	$—	$2,166	$—	$(137)	$2,029
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at December 31, 2019 and 2018.

(3)	Represents consolidated obligation bonds recorded under the fair value option at December 31, 2019 and 2018.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2019 and 2018.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018, and 2017.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019	2018	2017
Balance, beginning of the period	$3,157	$3,833	$4,489
Total gain/(loss) realized and unrealized included in:
Interest income	78	81	92
Net OTTI loss, credit-related	(11)	(11)	(16)
Unrealized gain/(loss) of other-than-temporarily impaired securities included in AOCI	(16)	(38)	195
Net amount of OTTI loss reclassified to/(from) other income/(loss)	(3)	(12)	6
Settlements	(609)	(708)	(933)
Transfers of HTM securities to AFS securities	1	12	—
Balance, end of the period	$2,597	$3,157	$3,833
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$62	$70	$75

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
The Bank elected the fair value option for certain financial instruments as follows:

•	Adjustable rate advances with embedded caps and floors

•	Callable fixed rate advances

•	Putable fixed rate advances

•	Fixed rate advances with partial prepayment symmetry

•	Callable or non-callable floating rate consolidated obligation bonds with embedded caps

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

•	Adjustable rate advances indexed to certain indices such as the Prime Rate, U.S. Treasury bill, and Federal funds effective rate

•	Adjustable rate consolidated obligation bonds indexed to certain indices like the Prime Rate and U.S. Treasury bill

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$5,133	$2,019	$6,431	$949	$3,719	$1,507
New transactions elected for fair value option	2,324	—	1,918	1,313	3,657	1,185
Maturities and terminations	(3,200)	(1,688)	(3,192)	(245)	(918)	(1,745)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	116	15	(25)	(4)	(31)	—
Change in accrued interest	(3)	(9)	1	6	4	2
Balance, end of the period	$4,370	$337	$5,133	$2,019	$6,431	$949

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2019, 2018, and 2017. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2019 and 2018:

	2019			2018
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$4,287	$4,370	$83	$5,162	$5,133	$(29)
Consolidated obligation bonds	335	337	2	2,024	2,019	(5)

(1)	At December 31, 2019 and 2018, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 20 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2019, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,025,895 at December 31, 2019, and $1,031,617 at December 31, 2018. The par value of the Bank’s participation in consolidated obligations was $98,817 at December 31, 2019, and $101,609 at December 31, 2018.
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
Off-balance sheet commitments as of December 31, 2019 and 2018, were as follows:

	2019			2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$16,898	$4,658	$21,556	$13,661	$4,418	$18,079
Commitments to issue consolidated obligation discount notes, par	805	—	805	350	—	350
Commitments to purchase mortgage loans	46	—	46	12	—	12

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At December 31, 2019, the original terms of these standby letters of credit range from 3 days to 15 years, including a final expiration in 2034. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $32 at December 31, 2019, and $27 at December 31, 2018. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding as of December 31, 2019 and 2018.
There were no commitments to fund advances at December 31, 2019 and 2018. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses).
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 18 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of December 31, 2019, the Bank had pledged total collateral of $759, including securities with a carrying value of $381, all of which may be repledged, and cash collateral and related accrued interest of $378 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2018, the Bank had pledged total collateral of $257, which was comprised entirely of cash.
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
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ending December 31, 2019, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
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
The FHLBank Act also requires the Bank to establish a Community Investment Program and authorizes the Bank to offer additional Community Investment Cash Advance (CICA) programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances to members or standby letters of credit for members for community lending and economic development projects. Only Bank members and qualified housing associates may submit applications for CICA subsidies. All CICA subsidies are made in the ordinary course of business.
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

	December 31, 2019	December 31, 2018
Assets:
Advances	$3,697	$4,192
Mortgage loans held for portfolio	8	11
Accrued interest receivable	6	7
Liabilities:
Deposits	$22	$11
Capital:
Capital Stock	$132	$149

	For the Years Ended December 31,
	2019	2018	2017
Interest Income:
Advances	$87	$81	$41
Mortgage loans held for portfolio	—	1	1

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and $1 at December 31, 2019 and 2018, respectively, which were recorded in the Statements of Condition in the Cash and due from banks line item.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019, 2018, and 2017, the Bank extended overnight loans to other FHLBanks for $1,450, $780, and $1,505, respectively. During the years ended December 31, 2019, 2018, and 2017, the Bank borrowed $2,245, $2,020, and $240, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank of Chicago for its participation in the MPF program. This fee is assessed monthly and is based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2019, 2018, and 2017, the Bank recorded $3 and $2, and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF program. For the years ended December 31, 2019, 2018, and 2017, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2019, 2018, and 2017, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.
Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
Professional and contract services	$38	$37	$39
Travel	2	2	2
Occupancy	15	10	7
Equipment	8	12	16
Other	10	6	6
Total	$73	$67	$70

Note 23 — Subsequent Events
There were no material subsequent events identified, subsequent to December 31, 2019, until the time of the Form 10‑K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2019 and 2018, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$613	$654	$729	$786
Interest expense	448	542	619	642
Net interest income	165	112	110	144
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	10	3	(7)	15
Other expense	49	47	48	43
Assessments	13	7	6	12
Net income/(loss)	$113	$61	$49	$104
Dividends declared per share	$1.76	$1.76	$1.75	$1.73
Annualized dividend rate	7.00%	7.00%	7.00%	7.00%

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$703	$640	$621	$596
Interest expense	557	487	467	448
Net interest income	146	153	154	148
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	(15)	7	5	(8)
Other expense	49	46	43	49
Assessments	9	12	12	10
Net income/(loss)	$73	$102	$104	$81
Dividends declared per share(1)	$3.39	$1.76	$1.75	$1.73
Annualized dividend rate(1)	13.44%	7.00%	7.00%	7.00%

(1)	In the fourth quarter of 2018, the amount of dividends declared per share includes a special dividend of $1.62 at an annualized dividend rate of 6.44%.

Investments

Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2019, 2018, and 2017, are included in the tables below.

(In millions)	2019	2018	2017
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$—	$656	$1,158
U.S. obligations – Treasury securities	1,762	—	—
MBS – Other U.S. obligations – Ginnie Mae	4	5	6
Total trading securities	1,766	661	1,164
AFS securities:
U.S. obligations – Treasury securities	5,288	—	—
MBS:
GSEs:
Freddie Mac	777	407	—
Fannie Mae	6,833	3,367	—
PLRMBS	2,597	3,157	3,833
Total AFS securities	15,495	6,931	3,833
HTM securities:
Certificates of deposits	—	—	500
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	100	187
MBS:
Other U.S. obligations – Ginnie Mae	470	609	751
GSEs:
Freddie Mac	3,688	5,450	6,690
Fannie Mae	3,003	4,341	5,731
PLRMBS	384	589	821
Total HTM securities	7,545	11,089	14,680
Total securities	24,806	18,681	19,677
Securities purchased under agreements to resell	7,000	7,300	11,750
Federal funds sold	3,562	3,845	11,028
Interest-bearing deposits	2,269	2,555	1,115
Total investments	$37,637	$32,381	$43,570

As of December 31, 2019, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. obligations – Treasury securities	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	1	3	—	4
Total trading securities	—	1,763	3	—	1,766
Yield on trading securities	—%	2.11%	3.67%	—%	2.11%
AFS securities:
U.S. obligations – Treasury securities	2,312	2,976	—	—	5,288
MBS:
GSEs multifamily:
Freddie Mac	—	—	335	442	777
Fannie Mae	—	—	3,571	3,262	6,833
Subtotal GSEs multifamily	—	—	3,906	3,704	7,610
PLRMBS	—	—	—	2,597	2,597
Total AFS securities	2,312	2,976	3,906	6,301	15,495
Yield on AFS securities	2.31%	2.22%	3.16%	5.16%	3.64%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	—	—	—	470	470
GSEs single-family:
Freddie Mac	—	1	22	1,040	1,063
Fannie Mae	—	1	27	1,816	1,844
Subtotal GSEs single-family	—	2	49	2,856	2,907
GSEs multifamily:
Freddie Mac	—	1,065	1,560	—	2,625
Fannie Mae	—	87	1,072	—	1,159
Subtotal GSEs multifamily	—	1,152	2,632	—	3,784
PLRMBS	—	—	26	358	384
Total HTM securities	—	1,154	2,707	3,684	7,545
Yield on HTM securities	3.22%	2.07%	2.14%	2.79%	2.45%
Total securities	2,312	5,893	6,616	9,985	24,806
Yield on total securities	2.31%	2.16%	2.74%	4.26%	3.16%
Securities purchased under agreements to resell	7,000	—	—	—	7,000
Federal funds sold	3,562	—	—	—	3,562
Interest-bearing deposits	2,269	—	—	—	2,269
Total investments	$15,143	$5,893	$6,616	$9,985	$37,637

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2019	2018	2017	2016	2015
30 - 59 days delinquent	$14	$15	$8	$7	$10
60 - 89 days delinquent	2	2	2	3	5
90 days or more delinquent	7	9	12	15	18
Total past due	23	26	22	25	33
Total current loans	3,203	2,941	1,983	789	620
Total mortgage loans	$3,226	$2,967	$2,005	$814	$653
In process of foreclosure, included above(1)	$—	$3	$3	$5	$7
Nonaccrual loans	$7	$9	$12	$15	$18
Delinquencies as a percentage of total mortgage loans outstanding	0.73%	0.86%	1.11%	3.12%	5.05%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	0.22%	0.32%	0.61%	1.83%	2.79%

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
For the past five years, net charge-offs, the provision for credit losses, and the interest on nonaccrual loans that was contractually due and recognized in income were immaterial.

Geographic Concentration of Mortgage Loans(1)

	December 31, 2019	December 31, 2018
California	92.61%	91.42%
Arizona	0.98	1.05
Texas	0.71	0.78
New York	0.69	0.71
Washington	0.50	0.51
All others(2)	4.51	5.53
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 0.48% and 0.61% of the portfolio at December 31, 2019 and 2018, respectively.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2019, 2018, and 2017:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Outstanding at end of the period	$27,376	$29,182	$30,440	$24,598	$41,704	$46,047
Weighted average rate at end of the period	1.61%	2.32%	1.24%	1.64%	2.28%	1.23%
Daily average outstanding for the period	$26,714	$29,644	$33,657	$34,127	$40,349	$25,927
Weighted average rate for the period	2.24%	1.81%	0.85%	2.17%	1.85%	0.94%
Highest outstanding at any monthend	$32,983	$42,509	$38,632	$45,649	$42,845	$46,047

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

During the three months ended December 31, 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”
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
On February 6, 2020, the Federal Home Loan Bank of San Francisco announced that J. Gregory Seibly, President and Chief Executive Officer, had given notice of his resignation effective February 28, 2020, and that the Board of Directors had named Stephen P. Traynor, Executive Vice President and Chief Banking Officer, as Acting President and Chief Executive Officer, effective upon Mr. Seibly’ s resignation. On the same date, MUFG Union Bank, National Association, announced that Mr. Seibly will be joining as President of MUFG Union Bank, National Association, and Head of Regional Banking, effective March 2, 2020. MUFG Union Bank, National Association, is a member of the Bank. As of December 31, 2019, MUFG Union Bank, National Association, was beneficial owner of more than 5% of the Bank’s outstanding capital stock. The Bank extends credit in the ordinary course of business to MUFG Union Bank, National Association, on market terms that are no more favorable to them than the terms of comparable transactions with other members. As a member institution, MUFG Union Bank, National Association, also participates in the Bank’s Affordable Housing Program and Community Investment Cash Advance programs, and transactions under these programs involving MUFG Union Bank, National Association, are subject to the same eligibility and other program criteria and requirements as all other comparable transactions and to the regulations governing the operations of the relevant program. The Bank may also be the primary obligor on debt issued in the form of Federal Home Loan Bank System consolidated obligations using underwriters and dealers that are affiliates of MUFG Union Bank, National Association, which are transactions in the ordinary course of the Bank’s business and are market rate transactions.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2019 and 2020, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2019 and 2020, two of which were public interest director positions.
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
Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank’s Code of Conduct for Senior Officers, which applies to the president, executive vice presidents, certain senior vice presidents, and such other employee serving in a financial reporting oversight role as determined from time to time by the chief financial officer, and any amendments or waivers to the code are disclosed on the Bank’s website located at www.fhlbsf.com.
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.
Board of Directors
The following table sets forth information (ages as of February 29, 2020) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
F. Daniel Siciliano, Chair(1)	49	2017	2020
Simone Lagomarsino, Vice Chair(2)(6)(8)(9)	58	2013	2020
Jeffrey K. Ball(3)(8)	55	2018	2020
Marangal (Marito) Domingo(2)(7)	59	2018	2021
Melinda Guzman(1)(7)(9)	56	2009	2023
Matthew Hendricksen(4)(6)	40	2020	2023
John F. (Jack) Luikart(1)(6)(7)	70	2007	2021
Shruti Miyashiro(2)(6)	49	2020	2023
Kevin Murray(1)	59	2008	2023
Robert F. Nielsen(1)(8)(9)	73	2009	2020
Joan Opp(2)(6)(8)	53	2018	2021
Brian M. Riley(5)	55	2015	2022
Scott C. Syphax(1)(7)	56	2002	2022
Virginia A. Varela(2)	60	2019	2022
John T. Wasley(1)(7)(9)	58	2007	2021

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

(2)	Elected by the Bank’s California members eligible to vote.

(3)	Mr. Ball was selected by the Board to fill a vacant California member director position effective January 1, 2018.

(4)	Elected by the Bank’s Nevada members eligible to vote.

(5)	Elected by the Bank’s Arizona members eligible to vote.

(6)	Member of the Audit Committee in 2020.

(7)	Member of the Compensation and Human Resources Committee in 2020.

(8)	Member of the Audit Committee in 2019. Former director Craig Blunden was on the Audit Committee in 2019.

(9)	Member of the Compensation and Human Resources Committee in 2019. Former director Brad Beal was on the Compensation and Human Resources Committee in 2019.

The Board has determined that Ms. Opp is an “audit committee financial expert” within the meaning of the Securities and Exchange Commission (SEC) rules. The Bank is required by SEC rules to disclose whether Ms. Opp is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, Ms. Opp is independent. In addition, Ms. Opp is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.
F. Daniel Siciliano, Chair
F. Daniel Siciliano is a Stanford Law School fellow (Codex) and was the co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently the chair of the board of trustees of the American Immigration Council and on the planning committee of the We Robot Conference on AI, Robotics, and Public Policy. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chairman of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
Simone Lagomarsino, Vice Chair
Simone Lagomarsino has been president and chief executive officer of Luther Burbank Savings, Santa Rosa, California, since January 2019, and a director since November 2018. She is also currently on the board of Hannon Armstrong, a REIT that provides capital to leading companies in energy efficiency, renewable energy, and other sustainable infrastructure markets. Previously, she was a director of Pacific Premier Bank, Irvine, California, and its holding company, Pacific Premier Bancorp, from April 2017 through November 2018. Ms. Lagomarsino has also been the president and chief executive officer of the Western Bankers Association (formerly California Bankers Association) since April 2017. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank in April 2017. She also held the position of president of Heritage Oaks Bank from January 2012 through December 2014. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino's current position as the principal executive officer of a Bank member, her previous director and executive officer positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino's qualifications to serve on the Bank's Board.
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
Matthew Hendricksen
Matthew Hendricksen has been Vice President Treasury & Investments, Employers Insurance Company of Nevada, Reno, Nevada, and the Employers Insurance Group, Inc., since May 2012. Prior to that, he was a Portfolio Manager at AIG from 2003 to 2012. During his 18-year career, Mr. Hendricksen has specialized in investments, derivatives, risk management, and insurance regulations. Mr. Hendricksen’s current position as an officer of a Bank member, and his involvement in and knowledge of finance, accounting, internal controls, risk management, and financial management, as indicated by his background, support Mr. Hendricksen’s qualifications to serve on the Bank’s Board.
John F. (Jack) Luikart
John F. (Jack) Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been the managing trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, since 2004, and a trustee of Ohio Wesleyan University since 2014. He was a director of Wells Fargo Real Estate Investment Trust from 2014 through 2019, chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010, and a trustee of the Graduate Theological Union, Berkeley, California from 2004 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank’s Board.
Shruti Miyashiro
Shruti Miyashiro has been president and chief executive officer of Orange County’s Credit Union, Santa Ana, California since 2007. Prior to that, she was president and chief executive officer of Orange County Group, Inc., which provided wealth management to consumers. Ms. Miyashiro has over 20 years of multi-faceted executive level roles leading branches, lending, collections, human resources, enterprise risk management, facilities, and digital banking. She is currently serving on the boards of Jack Henry & Associates, Inc., a technology provider to financial institutions, and Children’s Hospital of Orange County. She has also been appointed to the State of California’s Department of Business Oversight Credit Union Advisory Committee. Ms. Miyashiro’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Miyashiro’s qualifications to serve on the Bank’s Board.
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
Scott C. Syphax
Scott C. Syphax has been the CEO of Syphax Strategic Inc., a management consulting and business development firm focused on the real estate development, healthcare, and community finance sectors, since February 2017. Mr. Syphax served as chairman of Nehemiah Corporation of America, a community development corporation in Sacramento, California, from 2011 to 2019. He previously held the position of chief executive officer of Nehemiah Corporation of America and its affiliates from 2001 to 2017. Mr. Syphax has served as a board member of the Sacramento Regional Community Foundation since 2016, and served as a director on the Board of the Greenlining Institute from 2016 to 2019. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chair of the Bank’s Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank’s Board.

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
Executive Officers
Stephen P. Traynor
Stephen P. Traynor, 63, is currently serving as acting president and chief executive officer. He has held the position of acting president and chief executive officer since J. Gregory Seibly’s resignation effective February 28, 2020, and has been executive vice president and chief banking officer since March 2017. Previously, Mr. Traynor was senior vice president, member financial services and community investment, from July 2004 to March 2017. He joined the Bank in 1995 as assistant treasurer and was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.
Elena Andreadakis
Elena Andreadakis, 58, is currently serving as executive vice president and chief administrative officer. She has held the position of chief administrative officer since March 2017. Previously, Ms. Andreadakis was senior vice president and chief information officer from May 2011 to March 2017. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Arlene Coyle

Arlene Coyle, 47, is currently serving as senior vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as Assistant Vice President, Internal Audit, and was promoted to Vice President in February 2017. Ms. Coyle has over 20 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their Internal Audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, a Certified Financial Services Auditor, and a Certified Diversity Professional.
Kevin A. Gong
Kevin A. Gong, 60, is currently serving as senior vice president and chief corporate securities counsel. He has held the position of chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.
Kenneth C. Miller
Kenneth C. Miller, 67, is currently serving as executive vice president and chief financial officer. He has held the position of chief financial officer since August 2011. Previously, Mr. Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the position of senior vice president, asset liability management, at First Nationwide Bank.
Suzanne Titus-Johnson
Suzanne Titus-Johnson, 62, is currently serving as executive vice president and chief legal officer. She became the Bank’s general counsel in April 2005. She also served as corporate secretary from October 2007 to June 2019. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986, was promoted to assistant vice president and associate general counsel in 1992, to vice president and associate general counsel in 1997, and to vice president and assistant general counsel in 2003.
Gregory A. Ward
Gregory A. Ward, 50, is currently serving as executive vice president and chief risk officer. He became chief risk officer in May 2019. Previously, Mr. Ward served as chief audit executive from July 2017 to April 2019. Prior to his position as chief audit executive, Mr Ward served as senior vice president and director, internal audit, from January 2017 to July 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant and Certified Internal Auditor.
ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2019. Our named executive officers for 2019 are our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers; including J. Gregory Seibly, who was president and chief executive officer of the Bank until his resignation effective February 28, 2020.

Compensation and Human Resources Committee
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s senior executive officers (the president, each executive vice president as of April 15, 2019, and any senior vice president eligible as of December 31, 2018). The Compensation Committee is also responsible for reviewing and making recommendations regarding compensation for the directors. For 2020 and 2019, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank’s compensation policies and practices for the Bank’s employees.
Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.
With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that an FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s Board of Directors for its review and non-objection prior to the compensation decisions taking effect.
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
Beginning with 2017, the Board replaced the Bank’s traditional short- and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combined short-term and long-term executive incentive programs into one omnibus incentive plan for all senior executive officers (the Executive Incentive Plan, “EIP”). See “Executive Incentive Plan” below for a discussion of the EIP for 2019. For a discussion of the Bank’s traditional long-term executive incentive plan, see “Elements of Our Executive Compensation Program – Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2018.
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2019, the Board adopted four corporate goals: the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity and Inclusion goal.
For 2019, the Risk Management goal was comprised of a cyber-security threat management goal component and a risk management practices and credit underwriting framework goal component. For the cyber-security management goal component, cyber-security threats and related data privacy and protection continue to represent significant risk to the Bank and to the collective financial industry. To address this prevailing concern, the Bank continually strives to improve its front line and proactive defenses by elevating the risk culture of the Bank and its employees. The Bank also strives to mature its ability to proactively identify and remediate technology and control gaps. In 2019, key areas of further program development included security awareness, issue management, and problem management. The goal is to continue to advance and mature the cyber-security threat management capabilities of the Bank, in order to address rapidly evolving cyber-security risks.
The risk management practices and credit underwriting framework goal component was intended to support the Bank’s strategic goal of enhancing organizational efficiency and effectiveness by, among other things: scaling the Bank’s governance-risk-control tool for the benefit of managing Bankwide policies; enhancing the Bank’s risk analytics platform to eliminate the need for manual out-of-model scaler adjustments by providing a default model that is a “second line challenger” model; and bringing in-house the validation of the model for determining the other-than-temporary impairment of the private label residential mortgage-backed securities portfolio. In addition, this goal component was intended to enhance the Bank’s credit and collateral framework to position the Bank for the recruitment of new member types and to better serve existing members by enhancing credit products and improving practices. In 2019, the key area of this goal was to enhance the Bank’s risk management practices and its credit and collateral framework.
The Franchise Enhancement goal for 2019 was comprised of: a franchise performance goal component; a Bankwide prioritization and process improvement goal component; and a member business goal component. The financial performance goal measured the adjusted return on capital spread (AROCS) against a designated benchmark. This financial performance component recognized that among the many attributes of Bank membership, an adequate financial return on the private capital that members contribute to the cooperative is important to the members as shareholders. The financial performance goal component was expressed as a target percentage of AROCS, which is the adjusted return on capital less the benchmark yield on capital. This component was based on the Bank’s 2019 financial plan. Achievement of the Meets (100% of target) level of 2.0% AROCS required that the Bank:

•	price advances such that balances are maintained without diluting financial return;

•	generate $250 million in spread earnings from the Bank’s portfolio of mortgage-backed securities and mortgage loans;

•	manage operating costs within 2019 budget levels while continuing to meet all strategic and operating objectives; and

•	implement a highly complex headquarters relocation project, which included significant operating expense ($10.6 million) and capital expenditure ($37.3 million), on time and within budget.
This goal component was designed to be reasonably challenging to accomplish because, among other things, it required the Bank to generate significantly higher earnings than the 2019 financial plan’s “base case” projected earnings. Given the limited options the Bank has to increase earnings while staying within the Bank’s risk tolerances, the achievement of levels above target represented significant stretch objectives.
The Bankwide prioritization and process improvement goal component was designed to improve enterprise level operating efficiency and effectiveness by implementing an enterprise-wide prioritization framework and “Lean Process Improvement Approach” to ensure the highest value work is being delivered and measurable process improvements are made. Bankwide prioritization involves developing and implementing a framework for the improved solicitation, screening, and prioritization of technology-based and non-technology-based investments. The objective is to foster innovation, simplification, and overall efficiencies.
The third component of the 2019 Franchise Enhancement goal was designed to focus management on member business and how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members. The Board set the target achievement levels for the targeted advances and letters of credit volumes based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members in a safe and sound manner. In addition, the member business goal component also focused management on the Bank’s proactive engagement with member financial institutions to help members in developing their strategic and tactical business plans, enabling the Bank to better promote its array of products and services to members.
Consistent with the Bank’s public policy purposes, the Community Investment goal for 2019 focused management on meeting the Bank’s objective to make available advances and credit programs that promote and assist housing and community economic development activities. Achievement in this area is a key element of the Bank’s mission objectives. The Community Investment goal for 2019 included achievement levels for the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and the number of members that participated in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2019.
The Bank’s Diversity and Inclusion goal reflected the Bank’s commitment to engage, hire, and promote women; minorities; individuals with disabilities; veterans; individuals who identify as lesbian, gay, bisexual, or transgender (LGBT); and women-, minority-, disabled-, veteran-, and LGBT-owned businesses in management, employment, procurement, financial transactions, and across all business activities. For 2019, this goal focused on four levels of achievement beginning with the successful completion of 25 Diversity and Inclusion strategic initiatives that supported the Bank’s 2018-2020 Diversity and Inclusion Strategic Plan goals and objectives across Cultural Diversity, Outreach, Communications, and Accountability. These strategic initiatives spanned Human Resources, Corporate Procurement, Capital Markets, Credit and Collateral, Community Investment, Member Financial Services, Legal, and Enterprise Risk. Additional goal components included expanding usage of diverse dealers in asset transactions, enhancing department level supplier diversity training and spend metrics in support of the Bank’s aggregate 15-20% diverse supplier spend target, and implementation of the Bank’s enhanced leadership competencies that included the “Values Differences” competency. Measurable achievement of these Diversity and Inclusion goals and initiatives demonstrates the Bank’s support and promotion of an inclusive culture that effectively embraces Diversity and Inclusion behaviors and mindsets across all business practices.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2019 strategic objectives were to: lead with our mission – serving members and community; cultivate an exceptional culture by investing in human capital, diversity, and inclusion; position the Bank for the future; enhance organizational efficiency and effectiveness; and maintain superior financial strength and flexibility.
The Bank’s Executive Incentive Compensation Plans Were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2019, the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity and Inclusion goal) were weighted at 80% in the aggregate and the individual goal weighted at 20% of the total weighted achievement level. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.
The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan for 2019 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2019, our objective was to create an executive compensation program that delivered total compensation packages that generally fell around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent, which may include regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.
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
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In September 2019, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; metro Federal Home Loan Banks (Atlanta, Chicago, and New York); and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives using commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other Federal Home Loan Banks, overall functional heads were used. When using the $10 billion to $20 billion peer group, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2019 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.
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
The Bank’s short-term cash incentive compensation component of the EIP rewards the named executive officers and other executive officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a long-term period, rather than to the achievement of goals over a prospective three-year period. This structure is designed to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and to better balance risk and reward.
Elements of Our Executive Compensation Program
Base Salary Compensation
Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank’s peer groups. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank’s achievements, or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. For the named executive officers, 2020 base salaries were increased from 0.0% to 3.3% relative to 2019 base salaries to appropriately align total remuneration with comparable positions in the financial services marketplace. For the base salaries of the named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees,” which discussion is herein incorporated by reference.

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
The EIP is designed to attract and retain senior executive officers and to motivate and focus their efforts on achieving the Bank’s business plan and accomplishing its goals and objectives while maintaining the safety and soundness of the Bank. The EIP is a cash-based incentive plan that provides award opportunities based on achievement of performance goals and the satisfaction of certain qualifiers. The EIP is for the Bank’s senior executive officers (specifically for 2019, the president, each executive vice president as of April 15, 2019, and any senior vice president who was eligible as of December 31, 2018).
The deferral component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a three-year period, which is intended to, among other things, promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss to the Bank. Under the Deferred Award provisions of the EIP, payment of fifty percent (50%) of the total Annual Award is deferred for a three-year period, during which payment is conditioned upon the satisfaction of certain “qualifiers” (discussed below) that recognize the risk outcomes of executive decision making. Deferred Awards may be reduced or subject to forfeiture if qualifiers are not met during the Deferral Performance Period (defined below).
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
Performance goals and qualifiers are factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP, the Board will define “Threshold,” “Meets,” “Exceeds,” and “Far Exceeds” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. The EIP provides that in determining the appropriate performance goals and qualifiers, the Board will, among other things: balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.
Under the EIP for 2019, the Board established 2019 performance goals for the Annual Award which, as discussed above, were the Risk Management goal, Franchise Enhancement goal, Community Investment goal, and Diversity and Inclusion goal.

For the 2019 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
Franchise Enhancement	40.0%	32.0%	25.0%	20.0%
Community Investment	20.0%	16.0%	10.0%	8.0%
Diversity and Inclusion	20.0%	16.0%	15.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%
For the Gap Year Award, executives are rewarded for the achievement of performance goals over a three-year performance period like the Bank’s traditional long-term cash incentive plans (i.e., the Bank’s Executive Performance Unit Plan or EPUP). For the Gap Year Award, the Gap Year Performance Period is from January 1, 2017, to December 31, 2019. The Gap Year Award performance goals, which are weighted and measured based on a 3-year average, relate to financial performance and risk management.
The following table shows the performance goals and goal weights for the Gap Year Award.

Goals	Goal Weight	Threshold	Meets (Target)	Exceeds	Far Exceeds
Financial Performance Goal (3-Year Average Spread Over Benchmark)	30%	2.18%	2.43%	2.68%	2.93%
Risk Management Goal	70%	Based on the 3-year average of the actual Risk Management goal achievement levels for 2017, 2018, and 2019
For the EIP for 2019, performance goal measures range from 75% of target (threshold) to 150% of target (far exceeds).
The target achievement levels in the EIP for 2019 were designed to reward officers for achievement of the Bank’s corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The exceeds achievement level is an optimistic achievement level relative to the target level, and the far exceeds achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, taking into account each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2019 is intended to be consistent with our Executive Compensation Philosophy of delivering total cash compensation at target levels generally around the median (50th percentile) of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
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

The following table shows the total incentive award opportunities for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2019 under the EIP for the senior executive officers.

Annual Award as % of Compensation (Base Salary)				Year-End Award as % of Compensation (Base Salary)				Deferred Award as % of Compensation (Base Salary)
Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds	Threshold	Meets (Target)	Exceeds	Far Exceeds
40%	80%	96%	100%	20%	40%	48%	50%	20%	40%	48%	50%
The following table shows the total incentive award opportunities for the Gap Year Award.

Long-Term Incentive Award as a % of Compensation (Base Salary effective February 1, 2017)
Threshold	Meets (Target)	Exceeds	Far Exceeds
20%	40%	48%	50%
Fifty percent (50%) of the Annual Award, i.e., the Year-End Award, will become vested on the last day of the Annual Performance Period (as mentioned above) and the remaining fifty percent (50%) of the Annual Award that is treated as the Deferred Award will become vested on the last day of the Deferral Performance Period, provided that the Board determines that the performance goals for the Annual Award are achieved and the qualifiers for the Annual Performance Period are satisfied; and, with respect to the Deferred Award only, that the qualifiers for the Deferral Performance Period are satisfied. The Gap Year Award becomes vested over a three-year Gap Year Performance Period (i.e., beginning on January 1, 2017, and ending on December 31, 2019), to the extent the Board determines the performance goals for the Gap Year Award are achieved and the qualifiers are satisfied.
Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases such as termination because of death or disability, retirement, reduction in force, department reorganization, substantial job modification, or termination for “Good Reason” or without “Cause,” and subject to certain conditions being met. In the case of termination of employment because of death or disability, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all such other certain cases of termination of employment, and subject to certain conditions being met, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination of employment and the relevant pro rata portion of the Annual Award or Gap Year Award will be treated as vested for that portion of the relevant performance period to the extent determined by the Board that the applicable performance goals are achieved and the qualifiers are satisfied.
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
The following are the performance qualifiers for 2019 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.

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
For additional information regarding awards granted under the EIP for 2019, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
Savings Plan
The Bank’s Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee's contribution (50% for employees with less than three years of service, 75% for employees with at least three years of service but less than five years of service, and 100% for employees following five years of service), up to a maximum of 6% of base salary. Beginning in 2020, the Bank matches 100% of the employee’s contribution for employees who have completed six months of service. Employees are fully vested in employer matching contributions at all times.

For 2019, the maximum annual before-tax employee contribution to the Savings Plan was limited to $19,000 (or $25,000 for participants age 50 and over), and no more than $280,000 of annual compensation could be taken into account in computing an employee's benefits under the Savings Plan.
Cash Balance Plan and the Financial Institutions Retirement Fund
The Bank began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2019, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $280,000.
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
Under the New BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity, or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the New BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date after termination of employment. For participants and former participants in the SERP (including the named executive officers), Supplemental BEP Savings Benefits may be payable in equal installments for a period of ten years, or a lump sum payment of one-half of the account balance with the remaining half paid pursuant to a schedule of equal annual installment payments for a period of ten years. In addition, a participant's elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.
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
Participants are permitted to make five separate payout elections (a payout date and form of payment) with respect to the Supplemental BEP Savings Benefit under the Original BEP and under the New BEP. Beginning in 2020, the participants are permitted each calendar year to elect a different time and form of distribution for the deferrals made in that calendar year.
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
The DCP is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan. Effective January 1, 2020, the DCP is available to all Bank employees.

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
Participants are permitted to make five separate payout elections (a payout date and form of payment) under each of the New DCP and the Original DCP for distribution of participant deferrals and Bank matching contribution credits. Beginning in 2020, the participants are permitted each calendar year to elect a different time and form of distribution for deferrals made in that calendar year.
Under the Original DCP, participants' make-up Cash Balance Plan benefits are payable in the same form and at the same time as the participants' related benefits under the Cash Balance Plan.
Supplemental Executive Retirement Plan
Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s senior executive officers, including the named executive officers. This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance style benefit to the Bank’s senior executive officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.
The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior executive officers who are critical to the success of the Bank.
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
If a participant's employment is terminated for cause (as defined in the plan), only the unvested portion of the participant’s SERP account would be forfeited.
The SERP was amended in January 2018 to, among other things, revise: (1) Schedule A to the SERP to provide that beginning with 2018, the amounts of the contribution (Contribution Credit) to be credited to the account of a participant covered by Schedule A to the SERP will be 20% of a participant’s total annual compensation for fewer than five years of credited service (Credited Service) and 25% of a participant’s total annual compensation for five years or more of Credited Service; and (2) Schedule C to the SERP to provide that beginning with 2018, the amounts of the Contribution Credit to be credited to the account of a participant in Schedule C will be 25% of a participant’s total annual compensation for fewer than five years of Credited Service and 35% of a participant’s total annual compensation for five years or more of Credited Service. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank or when the participant reaches age 62. The Bank’s senior executive officers eligible to participate in the SERP, including the named executive officers, are participants in Schedule A and the president and chief executive officer is a participant in Schedule C. See the table below.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 5	25%	20%
5 or more	35%	25%
The SERP provides the Board with discretionary authority for approving special contribution credits (Special Contribution Credits), which are additional credits to a participant’s account in an amount that may not exceed the participant’s target annualized compensation plus target Deferred Award and Gap Year Award under the EIP and any other long-term incentive compensation (the “pay limitation”) for the applicable calendar year. At any time, no more than three Special Contribution Credits may be approved for a single participant, and the pay limitation for each participant is adjusted annually for annual increases in the participant’s target compensation and long-term incentive pay. The Special Contribution Credits are not subject to the SERP’s total retirement income limitation described above.
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
Perquisites
On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president and chief executive officer receives use of a priority building parking space. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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
Compensation and Human Resources Committee
John T. Wasley, Chair
Marangal Domingo, Vice Chair
Melinda Guzman
John F. Luikart
Scott C. Syphax

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other(4)(5) Compensation	Total
J. Gregory Seibly(6)	2019	$961,301	(7)	$—		$461,400	$420,200	$795,043	$55,009	$2,692,953
President and	2018	900,000		300,000	(8)	443,100	349,000	848,901	34,634	2,875,635
Chief Executive Officer	2017	850,000		300,000	(8)	418,900	217,800	590,814	29,149	2,406,663

Kenneth C. Miller	2019	494,714		—		238,500	231,000	432,414	37,228	1,433,856
Executive Vice President and	2018	480,151		—		234,100	227,000	360,164	38,292	1,339,707
Chief Financial Officer	2017	466,533		—		229,900	214,900	293,857	37,017	1,242,207

Suzanne Titus-Johnson	2019	438,963		—		213,100	205,200	199,922	39,285	1,096,470
Executive Vice President and	2018	443,370	(9)	—		209,650	201,700	40,927	35,079	930,726
Chief Legal Officer and	2017	454,337	(10)	—		204,250	190,900	382,333	33,063	1,264,883
Corporate Secretary

Stephen P. Traynor(11)	2019	453,404		—		221,250	200,700	382,894	38,211	1,296,459
Executive Vice President and	2018	434,788		—		212,850	195,300	255,744	29,742	1,128,424
Chief Banking Officer	2017	419,292		—		199,700	190,400	255,726	32,952	1,098,070

Elena Andreadakis(12)	2019	452,500		—		221,250	188,500	338,259	47,249	1,247,758
Executive Vice President and	2018	418,694		7,400	(13)	202,950	181,600	217,682	33,346	1,061,672
Chief Administrative Officer

(1)
Represents the Year-End Awards for 2019 earned and vested under the EIP for 2019, Year-End Awards for 2018 earned and vested under the EIP for 2018, and Year-End Awards for 2017 earned and vested under the EIP for 2017. For the Year-End Awards for 2019 under the EIP for 2019, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

(2)
Represents the GAP Year Awards earned under the EIP for 2017 and awards earned under the 2016 and 2015 Executive Performance Unit Plans (the Bank’s former traditional long-term cash incentive plans). For a discussion of the Gap Year Awards shown for 2019 and earned under the EIP for 2017, see “Elements of Our Executive Compensation Program - Executive Incentive Plan” in Compensation Discussion and Analysis and the “Grants of Non-Equity Incentive Plan-Based Awards” table in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of the Bank’s traditional long-term executive incentive plans, see “Elements of Our Executive Compensation Program - Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(5)
Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP; and the Bank’s match of charitable donations by certain named executive officers pursuant to the Bank matching gift program that provides for the Bank’s matching of charitable donations made by employees or directors to eligible nonprofits of up to $1,000.

(6)	Mr. Seibly became president and chief executive officer effective May 12, 2016, and resigned effective February 28, 2020.

(7)	Of this amount, $16,301 represents a vacation cash-out payment.

(8)	The amounts for Mr. Seibly in 2018 and 2017 represent payment of a sign-on bonus in accordance with his employment agreement.

(9)	Of this amount, $16,855 represents a vacation cash-out payment.

(10)	Of this amount, $39,912 represents a vacation cash-out payment.

(11)
Mr. Traynor, who previously served as senior vice president, member financial services and community investment, became chief banking officer in March 2017, and effective upon Mr. Seibly’s resignation, became acting president and chief executive officer.

(12)	Ms. Andreadakis, who previously served as senior vice president and chief information officer, became chief administrative officer in March 2017.

(13)	This amount represents a discretionary cash incentive compensation award.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2019	Plan Period	Payout Date	Threshold	Target	Maximum
J. Gregory Seibly	Year-End Award	2019	February 2020	$189,000	$378,000	$472,500
	Deferred Award	2020-2022	February 2023	189,000	378,000	472,500
Kenneth C. Miller	Year-End Award	2019	February 2020	99,000	198,000	247,500
	Deferred Award	2020-2022	February 2023	99,000	198,000	247,500
Suzanne Titus-Johnson	Year-End Award	2019	February 2020	88,000	176,000	220,000
	Deferred Award	2020-2022	February 2023	88,000	176,000	220,000
Stephen P. Traynor	Year-End Award	2019	February 2020	91,000	182,000	227,500
	Deferred Award	2020-2022	February 2023	91,000	182,000	227,500
Elena Andreadakis	Year-End Award	2019	February 2020	91,000	182,000	227,500
	Deferred Award	2020-2022	February 2023	91,000	182,000	227,500

(1)
The estimated payouts for the 2019 Year-End Awards represent 50% of the Annual Award under the EIP for 2019 that could have been earned by the respective executive officers for 2019. Actual amounts of the Year-End Awards earned and vested under the EIP for 2019 are included in the Summary Compensation Table. Estimated payouts for the Deferred Awards represent 50% of the Annual Award under the EIP for 2019 that could be vested by the respective executive officers at the end of the three-year deferral performance period. Any Deferred Award under the EIP is subject to the satisfaction of certain qualifiers and other conditions for vesting and payment at the end of the three-year deferral performance period. The Deferred Award is payable following the completion of regulatory review. See discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice.
The 2019 base salaries as of December 31, 2019, for the 2019 named executive officers were as follows: J. Gregory Seibly, $945,000; Kenneth C. Miller, $495,000; Suzanne Titus-Johnson, $440,000; Stephen P. Traynor, $455,000; and Elena Andreadakis, $455,000. For 2020, the base salaries of the 2019 named executive officers are as follows: J. Gregory Seibly, $945,000; Kenneth C. Miller, $495,000; Suzanne Titus-Johnson, $450,000; Stephen P. Traynor, $470,000; and Elena Andreadakis, $470,000.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the president, executive vice presidents, and any senior vice president as of December 31, 2018, defined in the Senior Officers’ Policy as “Corporate Senior Officer.” The Senior Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.
The Senior Officers' Policy provides that in the event a Corporate Senior Officer is involuntarily terminated without “Cause” under certain circumstances or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy) in connection with a Change in Control, upon the Bank’s timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

In addition, under the Senior Officers' Policy, in the event of a qualifying termination in connection with a Change in Control, each Corporate Senior Officer will be entitled to continued health and life insurance coverage under the Bank’s group health and life insurance policies, at the Bank’s expense, for a period of 12 months immediately following the effective date of separation. However, the Bank will immediately cease paying such premiums prior to the end of the 12-month period if the executive officer accepts employment with another employer that provides comparable benefits in terms of cost and scope of coverage during the 12-month period. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made to a Corporate Senior Officer pursuant to the Senior Officers' Policy would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements.
The Board believes that the level of severance benefits for each named executive officer who is a Corporate Senior Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2019, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: J. Gregory Seibly, $256,198; Kenneth C. Miller, $498,364; Suzanne Titus-Johnson, $442,287; Stephen P. Traynor, $458,333; and Elena Andreadakis, $254,468.
Employment Agreement. In April 2016, the Bank entered into an employment agreement with J. Gregory Seibly effective May 12, 2016, with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Mr. Seibly. The employment agreement remained in effect until Mr. Seibly’s resignation from the Bank effective February 28, 2020. Under the terms of his employment agreement, Mr. Seibly initially received a base annual salary of $800,000 in 2016 and a sign-on payment of $600,000, which was paid in two equal installments within 30 days of each of the first and second anniversaries of Mr. Seibly’s employment start date, and subject to clawback in certain circumstances. The employment agreement provided for a severance payment equal to (i) two times his “Base Salary” (as defined in his employment agreement); and (ii) two times his “Annual Incentive Amounts” (as defined in his employment agreement) and continued benefits if Mr. Seibly’s employment was terminated under certain circumstances in connection with a “Change in Control” (as defined in his employment agreement) of the Bank. Had Mr. Seibly’s employment been terminated in connection with a Change in Control on December 31, 2019, the approximate value of the benefits, excluding amounts of any outplacement services, payable to Mr. Seibly would have been $2,795,763.
Mr. Seibly was also eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s SERP, 2016 President’s Incentive Plan, and the 2014-2016, 2015-2017, and 2016-2018 EPUPs. In addition, Mr. Seibly was eligible to participate in the Bank’s EIP beginning in 2017. Under Mr. Seibly’s employment agreement, the years of credited service and the amount of Bank contribution credits under the SERP, prior to its amendment effective January 2018, were as follows: 10% of total annual compensation for less than 4 years of credited service; 15% of total annual compensation for 4 or more years but less than 9 years of credited service; and 20% of total annual compensation for 9 or more years of credited service. In addition, Mr. Seibly’s employment agreement provided that he would receive a supplemental SERP contribution credit in the amount of $600,000, to be credited in three equal installments over two years, with the first installment credited at the time his employment began and the second and third installments credited on the first and second anniversaries of his employment commencement, respectively. These supplemental SERP contribution credits would vest immediately when credited. Mr. Seibly’s employment agreement also provided for reimbursement of his relocation costs up to $250,000 and payment to the appropriate taxing authorities of up to $220,000 of any relocation tax obligations.
The employment agreement also provided that if Mr. Seibly’s employment was terminated due to the expiration of the initial three-year term and the Board decided not to extend his employment for any additional term, Mr. Seibly would be entitled to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the president’s incentive plan (Severance Payment). The employment agreement further provided that if Mr. Seibly was terminated without “Cause” (as defined in his employment agreement) or if he terminated his employment for “Good Reason” (as defined in his employment agreement) any time during the initial three-year term, Mr. Seibly would be entitled to receive severance payments equal to: the Severance Payment; all “Accrued Benefits” (as defined in his employment agreement); and all unpaid sign-on benefits. Had Mr. Seibly terminated his employment under these circumstances on December 31, 2019, the approximate value of the benefits, payable to Mr. Seibly, excluding amounts of any accrued benefits, would have been $1,406,400. In the event Mr. Seibly received any severance benefits under the Senior Officers’ Policy, any severance payments to be payable to Mr. Seibly under his employment agreement would be reduced by such severance benefits received under the Senior Officers’ Policy. Mr. Seibly voluntarily resigned from the Bank and was not entitled to any of the above described severance payments under the employment agreement.
Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts
For 2019, J. Gregory Seibly, president and chief executive officer, was awarded a Year-End Award under the EIP of $461,400. Mr. Seibly’s award was based on the Bank’s 2019 overall achievement level of 132%, which was comprised of the following achievement levels for the Bank’s four corporate goals: 144% for the Risk Management goal; 108% for the Franchise Enhancement goal; 150% for the Community Investment goal; and 148% for the Diversity and Inclusion goal, and his 2019 achievement level for his individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of named executive officers for their respective individual goals, the following Year-End Awards under the EIP for 2019 were made: Kenneth C. Miller, $238,500; Suzanne Titus-Johnson, $213,100; Stephen P. Traynor, $221,250; and Elena Andreadakis, $221,250.
The Year-End award amounts above reflect fifty percent (50%) of the total Annual Awards approved by the Board under the EIP for 2019. The payment of the other fifty percent (50%) of the total Annual Award, i.e., the Deferred Award, is deferred for the three-year performance period and is subject to applicable qualifiers and other conditions for vesting and payment as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.
The following table shows the two components of the Annual Awards for the named executive officers approved by the Board under the EIP for 2019.

	EIP for 2019
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
J. Gregory Seibly	$461,400	$461,400	$922,800
Kenneth C. Miller	238,500	238,500	477,000
Suzanne Titus-Johnson	213,100	213,100	426,200
Stephen P. Traynor	221,250	221,250	442,500
Elena Andreadakis	221,250	221,250	442,500
Total			$2,711,000

(1)	The Year-End Award is 50 percent of the Annual Award and included in the Summary Compensation Table.

(2)
The Deferred Award is 50 percent of the Annual Award and remain subject to the satisfaction of applicable qualifiers and other conditions for vesting and payment and will not be paid until 2023. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.

In reviewing the Bank’s 2019 performance, the Board recognized the president’s leadership and the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving all performance goals and objectives at a very high level. With respect to Mr. Seibly in particular, the Board recognized the president’s achievements with respect to his efforts in connection with maintaining sound capital management practices, the continuing commitment to safe and sound practices while enhancing operational and financial efficiency and effectiveness, and enhancing constituent relations. The Board also recognized the president for his leadership in completing a new career architecture program, enhancing the performance management practices, and enhancing the succession planning processes for the senior leadership team. Finally, the Board acknowledged the president’s efforts in completing the headquarters relocation as scheduled and budgeted.
With respect to the Bank’s Risk Management goal, comprised of the cyber-security threat management goal component and the risk management practices and credit underwriting framework goal component, this goal was measured at an aggregate achievement level of 144%. In support of the achievement level for the cyber-security threat management goal component, management enhanced the Bank’s cyber-security awareness program was enhanced to include four topical sessions for users that addressed current security trends and threats. The Bank’s cyber-security defenses were enhanced by using machine learning tools and techniques to identify trends from multiple and similar information security events. In further support of the achievement level for this goal component, the Bank has enabled and tested full business process resiliency across its data centers and has formally documented and tracked all outstanding IT and Information Security compliance gaps.
With respect to the risk management practices and credit underwriting framework goal component of the Risk Management goal, the Bank’s Governance-Risk-Control tool was deployed to provide a centralized repository that will make all risk management, credit and collateral, information technology and security, and finance policies available enterprise-wide. In addition, the Risk Division reached all the targeted milestones for this goal component, including fully back-testing the Bank’s prepayment/default model in preparation for full implementation of the model, and completing the review work, independent validation, and model analysis for the transition of the “OTTI” validation model from a third-party vendor to in-house. Last, management enhanced components of the Bank’s credit and collateral framework.
In regard to the Bank’s Franchise Enhancement goal, which consisted of three goal components, this goal was measured at an aggregate achievement level of 108%. In support of this achievement level, the Board recognized the Bank’s financial performance in 2019 for the financial performance goal component, and the achievements relating to the Bankwide prioritization and process improvement goal and the member business goal components. With respect to the financial performance goal, the AROCS goal target level for 2019 was set at 2.0%. In March 2019, the measurement for the AROCS was revised to exclude favorable financial performance drivers that the Board determined should not be included, primarily relating to financial performance attributable to debt issued at the end of 2018 at favorable funding spreads that favorably affected 2019 financial performance, plan assumptions on spreads on new MBS investments, and revisions made to the Bank’s prepayment/default model. After this adjustment, the Bank achieved an AROCS of 1.84% (net of the impact of other-than-temporary impairment charges).
For the Bankwide prioritization and process improvement goal component, the Bankwide prioritization process was officially launched in January 2019. Six prioritization sessions were held in 2019, and “lean” change agents were mobilized across the Bank. In further support of this goal, two enterprise-wide processes delivered measurable improvements in 2019, and six business units identified and delivered quantifiable process improvements by the end of October 2019.
With respect to the first part of the member business goal component, which measured how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, the Bank’s average daily balance for advances and letters of credit for 2019 was $79.8 billion, below the “Meets” goal achievement level of $85.0 billion. With respect to the second part of the member business goal component, which focused management on proactive Bank engagement with member financial institutions to help members in developing their strategic and tactical business plans and enabling the Bank to better promote its array of products and services to members, the Bank had 124 member visits and 17 member engagement events during 2019. These accomplishments were above the “Far Exceeds” goal achievement level.
For the Community Investment goal, which was measured at an achievement level of 150%, the Board noted the Bank’s strong performance in far exceeding the goal that was focused on the number of members using the CIP and ACE Program or participating in the AHEAD Program.

With respect to the Diversity and Inclusion goal, which was measured at an achievement level of 148%, the Board noted the Bank’s achievements in completing the 2019 Diversity and Inclusion Strategic Initiatives, along with the enhancement made in the Bank’s supplier diversity training and diverse spend levels relative to the 2019 diverse spend goal. Also, in support of the achievement level of this goal, the Board recognized the Bank’s performance in providing leadership competency training to 99% of manager employees in 2019 (which included a “Values Differences” competency in support of the Bank’s Workforce Diversity program) and in transacting with diverse dealers that participate in the issuance of FHLBank System consolidated obligations.
For the Gap Year Award under the EIP for 2017, covering the three-year period 2017 through 2019, long-term cash incentive compensation awards to the named executive officers were based on the achievement levels for the Bank’s AROCS goal and Risk Management goal over the three-year performance period from 2017 through 2019. The overall achievement level for the goals over this period was 143%, reflecting the effect of above-target performance on the AROCS goal in 2017, 2018, and 2019. The target level for the three-year period 2017 through 2019 was 2.43%, and the Bank achieved a spread of 3.37% (net of adjustments), which represents 150% achievement. The overall achievement level also reflected an achievement level for the Risk Management goal component of 140%, which was the average of the actual Risk Management goal achievement levels under the EIPs for 2017, 2018 and 2019.
The awards approved by the Board under the Gap Year Award were as follows: J. Gregory Seibly, $420,200; Kenneth C. Miller, $231,000; Suzanne Titus-Johnson, $205,200; Stephen P. Traynor, $200,700; and Elena Andreadakis, $188,500.

Pension Benefits Table
The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2019, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
J. Gregory Seibly	Cash Balance Plan	3.083	$74,427	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	3.083	303,888	—
	Deferred Compensation Plan	3.083	—	—
	Supplemental Executive Retirement Plan(2)	3.583	2,192,211	—

Kenneth C. Miller	Cash Balance Plan	24.917	709,983	—
	Financial Institutions Retirement Fund	0.917	25,066	—
	Benefit Equalization Plan	24.917	539,449	—
	Deferred Compensation Plan	24.917	25,195	—
	Supplemental Executive Retirement Plan(2)	17.000	2,084,464	—

Suzanne Titus-Johnson	Cash Balance Plan	33.333	1,042,643	—
	Financial Institutions Retirement Fund	9.333	161,425	—
	Benefit Equalization Plan	33.333	973,147	—
	Deferred Compensation Plan	33.333	182,604	—
	Supplemental Executive Retirement Plan(2)	14.750	1,152,504	—

Stephen P. Traynor	Cash Balance Plan	24.250	693,703	—
	Financial Institutions Retirement Fund	0.250	5,801	—
	Benefit Equalization Plan	24.250	268,563	—
	Deferred Compensation Plan	24.250	213,056	—
	Supplemental Executive Retirement Plan(2)	17.000	1,997,663	—

Elena Andreadakis	Cash Balance Plan	8.083	193,940	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	8.083	174,343	—
	Deferred Compensation Plan	8.083	22,197	—
	Supplemental Executive Retirement Plan(2)	8.583	827,958	—

(1)
For purposes of this table, the present value of accumulated benefits as of December 31, 2019 (measured December 31, 2019) was calculated using a discount rate of 2.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2019, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2019 Executive Contributions(1)	2019 Bank Contributions(2)	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2019 Aggregate Balance(3)
J. Gregory Seibly	2019	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Kenneth C. Miller	2019	—	—	—	—	—	—
Executive Vice President and
Chief Financial Officer

Suzanne Titus-Johnson	2019	680,330	316,960	7,200	126,056	—	1,130,546
Executive Vice President and
Chief Legal Officer and Corporate Secretary

Stephen P. Traynor	2019	3,090,758	480,912	5,040	159,418	(88,428)	3,647,700
Executive Vice President and
Chief Banking Officer

Elena Andreadakis	2019	193,986	201,600	12,096	52,660	—	460,342
Executive Vice President and
Chief Administrative Officer

(1)
The 2019 executive contributions made by Ms. Andreadakis are included in the "Salary" column in the Summary Compensation Table (SCT); the 2019 executive contributions made by Ms. Titus-Johnson are included in the "Salary" and "Non-Equity LTIP Payout" columns in the SCT; and the 2019 executive contributions for Mr. Traynor are included in the “Salary,” “Non-Equity Incentive Payment,” and “Non-Equity LTIP Payout” columns in the SCT.

(2)
Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2019 Bank contribution made to Ms. Andreadakis, Ms. Titus-Johnson, and Mr. Traynor are included in the “All Other Compensation" column for 2019 in the SCT.

(3)
The yearend aggregate balance for Ms. Andreadakis includes $201,600 reported in the "Salary" column for 2019 in the SCT, and includes $12,096 reported in the "All Other Compensation" column for 2019 in the SCT. The yearend 2019 aggregate balance for Ms. Titus-Johnson includes $120,000 reported in the “Salary” column for 2019 in the SCT, and includes $7,200 reported in the "All Other Compensation" column for 2019 in the SCT. The yearend 2019 aggregate balance for Mr Traynor includes $84,000 reported in the "Salary" column for 2019 in the SCT, and includes $5,040 reported in the "All Other Compensation" column for 2019 in the SCT.

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

CHIEF EXECUTIVE OFFICER PAY RATIO
For the year ended December 31, 2019, the ratio of the Bank’s chief executive officer’s total compensation for 2019 to the Bank’s median of the annual total compensation for 2019 of all our employees, except the chief executive officer (Median Employee) is 12.01:1. For total compensation for the Bank’s chief executive officer and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the Bank. For 2019, the total compensation of the Median Employee was $224,202, and the total compensation of the CEO, as reported in the Total Compensation column in the Summary Compensation Table, was $2,692,953.
The Bank identified the Median Employee by calculating the 2019 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2019, and ranking the 2019 total compensation for all such employees (a list of 281 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the Board of Directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2019

(In whole dollars)
Name of Directors serving during 2019	Fees Earned or Paid in Cash
John F. Luikart(1)(3)	$140,000
Brian M. Riley(2)	135,000
Jeffrey K. Ball(3)	120,000
Bradley W. Beal(3)(4)	120,000
Craig G. Blunden(3)(4)	115,000
Marangal L. Domingo	120,000
Melinda Guzman	120,000
Simone Lagomarsino(3)	125,000
Kevin Murray	115,000
Robert F. Nielsen	115,000
Joan C. Opp(3)	125,000
F. Daniel Siciliano	120,000
Scott C. Syphax	120,000
Virginia A. Varela(3)	115,000
John T. Wasley(3)	120,000
Total	$1,825,000

(1)	Mr. Luikart served as Chair during 2019.

(2)	Mr. Riley served as Vice Chair during 2019.

(3)
The Bank offers a matching gift program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofits up to $1,000. For the year ended 2019, the Bank made $1,000 matching contributions on behalf of Directors Luikart, Ball, Beal, Blunden, Lagomarsino, Opp, Varela, and Wasley.

(4)	Mr. Beal’s term as director and Mr. Blunden’s term as director both expired on December 31, 2019.

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The Board of Directors Compensation and Expense Reimbursement Policy for 2019 (2019 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$90,000	$50,000	$140,000
Vice Chair	85,000	50,000	135,000
Audit and Risk Committee Chairs	75,000	50,000	125,000
All Other Committee Chairs	70,000	50,000	120,000
Other Directors	65,000	50,000	115,000
Under the 2019 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $10,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $50,000.
The 2019 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2019 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2019 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.
Under the 2019 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.
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
The 2019 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other.
The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2020, which is substantially similar to the 2019 Directors Compensation Policy, with no increases in director fees for 2020. The 2020 Directors Compensation Policy also provides that directors are provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 29, 2020.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
First Republic Bank	4,124,250	13.3%
111 Pine Street
San Francisco, CA 94111

MUFG Union Bank, National Association	3,229,200	10.4
445 South Figueroa Street, 9th Floor
Los Angeles, CA 90071

Wells Fargo Financial National Bank	2,430,000	7.8
4455 Spring Mountain Road
Las Vegas, NV 89102
Total	9,783,450	31.5%
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 29, 2020.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	Friendly Hills Bank	Whittier	CA	10,659	—%
Marangal (Marito) Domingo	First Technology Federal Credit Union	Mountain View	CA	652,050	2.1
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	11,782	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	9,542	—
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	25,092	0.1
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	20,412	0.1
Simone Lagomarsino	Luther Burbank Savings	Santa Rosa	CA	296,124	1.0
Shruti Miyashiro	Orange County's Credit Union	Santa Ana	CA	76,621	0.2
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	150,000	0.5
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	19,878	0.1
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	38,115	0.1
Brian M. Riley	State Bank of Arizona	Lake Havasu City	AZ	36,182	0.1
Virginia A. Varela	Golden Pacific Bank, National Association	Sacramento	CA	5,733	—
Total				1,352,190	4.3%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2019 were, and all current directors are, independent.

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
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Nielsen, Mr. Siciliano, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2019, were independent in 2019 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2019, were independent in 2019 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Domingo, Mr. Hendricksen, Ms. Lagomarsino, Ms. Miyashiro, Ms. Opp, Mr. Riley, and Ms. Varela.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2019 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2019 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2019 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2019 were independent and all current Governance Committee members are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2019 and 2018, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2019	2018
Audit fees	$1.2	$1.0
All other fees	—	—
Total	$1.2	$1.0
Audit Fees. Audit fees during 2019 and 2018 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2019 and 2018 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2019 and 2018.
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
In 2019 and 2018, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 31, 2020

4.1
Capital Plan, as amended and restated effective April 1, 2015, and updated August 3, 2015, to reflect adjustments to activity-based stock requirements, incorporated by reference to Exhibit 4.1 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2020

10.2
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3
Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.4
Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.5
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.6	Board Resolution for 2020 Board of Directors Compensation and Expense Reimbursement Policy

10.7
Executive Incentive Plan, as amended and restated March 29, 2019; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; and Appendix VI, as approved January 31, 2020

10.8
Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2018, incorporated by reference to Exhibit 10.12 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018 (Commission File No. 000-51398)

10.9
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.10	Deferred Compensation Plan, as amended and restated effective January 1, 2020

10.11	Corporate Senior Officer Severance Policy, as amended and restated on March 4, 2020

10.12
Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.13
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

++	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer
March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Chair of the Board of Directors

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Vice Chair of the Board of Directors

/S/ JEFFREY K. BALL
Jeffrey K. Ball Director

/S/ MARANGAL I. DOMINGO
Marangal I. Domingo Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ MATTHEW HENDRICKSEN
Matthew Hendricksen Director

/S/ JOHN F. LUIKART
John F. Luikart Director

/S/ SHRUTI MIYASHIRO
Shruti Miyashiro Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ JOAN C. OPP
Joan C. Opp Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ VIRGINIA A. VARELA
Virginia A. Varela Director

/S/ JOHN T. WASLEY
John T. Wasley Director