Form 10-Q
period 2020-03-31
Federal Home Loan Bank of San Francisco
filed 2020-05-12
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2020
Class B Stock, par value $100	32,006,983

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$328	$118
Interest-bearing deposits	3,577	2,269
Securities purchased under agreements to resell	2,000	7,000
Federal funds sold	10,081	3,562
Trading securities(a)	4,319	1,766
Available-for-sale (AFS) securities, net (amortized cost of $16,427 and $15,206, respectively)(b)	16,175	15,495
Held-to-maturity (HTM) securities (fair values were $6,867 and $7,566, respectively)(a)	6,864	7,545
Advances (includes $4,334 and $4,370 at fair value under the fair value option, respectively)	77,872	65,374
Mortgage loans held for portfolio, net	3,239	3,314
Accrued interest receivable	139	139
Derivative assets, net	62	33
Other assets	214	227
Total Assets	$124,870	$106,842
Liabilities:
Deposits	$721	$537
Consolidated obligations:
Bonds (includes $254 and $337 at fair value under the fair value option, respectively)	77,937	71,372
Discount notes	39,102	27,376
Total consolidated obligations	117,039	98,748
Mandatorily redeemable capital stock	83	138
Accrued interest payable	121	164
Affordable Housing Program (AHP) payable	133	152
Other liabilities	366	362
Total Liabilities	118,463	100,101
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
32 shares and 30 shares, respectively	3,231	3,000
Unrestricted retained earnings	2,691	2,754
Restricted retained earnings	713	713
Total Retained Earnings	3,404	3,467
Accumulated other comprehensive income/(loss) (AOCI)	(228)	274
Total Capital	6,407	6,741
Total Liabilities and Capital	$124,870	$106,842

(a)	At March 31, 2020, and December 31, 2019, none of these securities were pledged as collateral that may be repledged.

(b)	At March 31, 2020, $643 of these securities were pledged as collateral that may be repledged. At December 31, 2019, $381 of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Interest Income:
Advances	$279	$498
Interest-bearing deposits	12	14
Securities purchased under agreements to resell	18	45
Federal funds sold	14	41
Trading securities	16	4
AFS securities	51	79
HTM securities	44	79
Mortgage loans held for portfolio	(1)	26
Total Interest Income	433	786
Interest Expense:
Consolidated obligations:
Bonds	276	455
Discount notes	104	181
Deposits	2	2
Mandatorily redeemable capital stock	2	4
Total Interest Expense	384	642
Net Interest Income	49	144
Provision for/(reversal of) credit losses	39	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	10	144
Other Income/(Loss):
Net gain/(loss) on trading securities	73	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	89	39
Net gain/(loss) on derivatives and hedging activities	(147)	(28)
Other, net	3	5
Total Other Income/(Loss)	18	15
Other Expense:
Compensation and benefits	21	20
Other operating expense	12	13
Federal Housing Finance Agency	2	2
Office of Finance	1	2
Quality Jobs Fund expense	—	5
Other, net	—	1
Total Other Expense	36	43
Income/(Loss) Before Assessment	(8)	116
AHP Assessment	—	12
Net Income/(Loss)	$(8)	$104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net Income/(Loss)	$(8)	$104
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(502)	38
Net non-credit-related OTTI gain/(loss) on AFS securities	—	14
Total other comprehensive income/(loss)	(502)	52
Total Comprehensive Income/(Loss)	$(510)	$156

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			21	83	104	52	156
Issuance of capital stock	4	354					354
Repurchase of capital stock	(3)	(344)					(344)
Cash dividends paid on capital stock (7.00%)				(50)	(50)		(50)
Balance, March 31, 2019	30	$2,959	$668	$2,732	$3,400	$287	$6,646

Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			—	(8)	(8)	(502)	(510)
Issuance of capital stock	6	607					607
Repurchase of capital stock	(4)	(373)					(373)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (7.00%)				(52)	(52)		(52)
Balance, March 31, 2020	32	$3,231	$713	$2,691	$3,404	$(228)	$6,407

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$(8)	$104
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	22	5
Provision for/(reversal of) credit losses	39	—
Change in net fair value of trading securities	(73)	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(89)	(39)
Change in net derivatives and hedging activities	(804)	(128)
Other adjustments	1	3
Net change in:
Accrued interest receivable	—	(65)
Other assets	10	(6)
Accrued interest payable	(43)	26
Other liabilities	(48)	(11)
Total adjustments	(985)	(214)
Net cash provided by/(used in) operating activities	(993)	(110)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(2,011)	850
Securities purchased under agreements to resell	5,000	(950)
Federal funds sold	(6,519)	(3,390)
Trading securities:
Proceeds	—	50
Purchases	(2,480)	—
AFS securities:
Proceeds	120	133
Purchases	(403)	(1,119)
HTM securities:
Proceeds	681	709
Advances:
Repaid	291,662	408,394
Originated	(303,461)	(405,074)
Mortgage loans held for portfolio:
Principal collected	321	75
Purchases	(278)	(174)
Other investing activities, net	—	(7)
Net cash provided by/(used in) investing activities	(17,368)	(503)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	188	28
Net change in borrowings from other Federal Home Loan Banks	—	(250)
Net (payments)/proceeds on derivative contracts with financing elements	(4)	11
Net proceeds from issuance of consolidated obligations:
Bonds	26,053	22,935
Discount notes	62,055	30,881
Payments for matured and retired consolidated obligations:
Bonds	(19,518)	(21,148)
Discount notes	(50,327)	(31,798)
Proceeds from issuance of capital stock	607	354
Payments for repurchase/redemption of mandatorily redeemable capital stock	(58)	—
Payments for repurchase of capital stock	(373)	(344)
Cash dividends paid	(52)	(50)
Net cash provided by/(used in) financing activities	18,571	619
Net increase/(decrease) in cash and due from banks	210	6
Cash and due from banks at beginning of the period	118	13
Cash and due from banks at end of the period	$328	$19
Supplemental Disclosures:
Interest paid	$422	$594
AHP payments	19	18

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10‑K).
There have been no changes to the basis of presentation of the Bank’s financial instruments meeting netting requirements or of the Bank’s investments in variable interest entities disclosed in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K.
Summary of Significant Accounting Policies
Beginning January 1, 2020, the Bank adopted new accounting guidance related to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale (AFS) securities to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. For information on the prior accounting treatment and for descriptions of the Bank’s significant accounting policies, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K. Other changes to these policies as of March 31, 2020, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.
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

•
estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and

•
estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses on MBS and mortgage loans.

Actual results could differ significantly from these estimates.
Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at cost. Accrued interest receivable is recorded separately on the Statements of Condition.
These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit loss is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. The Bank treats securities

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

purchased under agreements to resell as collateralized financing arrangements because they effectively represent short-term loans to counterparties that are considered by the Bank to be of investment quality, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. In accordance with the terms of these loans, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s cost. The Bank invests in Federal funds sold with counterparties that are considered by the Bank to be of investment quality.
See Note 3 – Investments for details on the allowance methodologies relating to interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
Investment Securities. On a quarterly basis, the Bank evaluates its individual AFS investment securities in an unrealized loss position for impairment. A security is considered impaired when its fair value is less than its amortized cost basis. With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (the amortized cost basis less any current-period credit loss), an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. The allowance is limited by the amount of the unrealized loss. Accrued interest receivable is recorded separately on the Statements of Condition. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.
If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net unrealized gain/(loss) on AFS securities. If management does not intend to sell an impaired security classified as AFS and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gain/(loss) on AFS securities within other comprehensive income/(loss).
Prior to January 1, 2020, credit losses were recorded as a direct write-down of the AFS security carrying value. For improvements in cash flows of AFS securities, interest income follows the recognition pattern pursuant to the impairment guidance in effect prior to January 1, 2020, and recoveries of amounts previously written off are recorded when received. AFS securities with a credit loss recognized pursuant to the impairment guidance in effect prior to January 1, 2020, continue to follow the prior accounting until maturity or disposition. For improvements in impaired AFS securities with an allowance for credit losses recognized after the adoption of the new guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount. Effective January 1, 2020, the net non-credit-related other-than-temporary impairment (OTTI) gain/(loss) on AFS securities was reclassified to net unrealized gain/(loss) on AFS securities within other comprehensive income/(loss).
Held-to-maturity (HTM) securities are carried at cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and previous credit loss recognized in net income and Accumulated Other Comprehensive Income (AOCI) recorded prior to January 1, 2020. On a quarterly basis, the Bank evaluates its HTM investment securities for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the HTM security carrying value. Accrued interest

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

receivable is recorded separately on the Statements of Condition. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.
For improvements in HTM securities impaired prior to January 1, 2020, interest income continues to follow the recognition pattern pursuant to the impairment guidance in effect prior to January 1, 2020, and recoveries of amounts previously written off are recorded when received. For improvements in impaired HTM securities with an allowance for credit losses recognized after the adoption of the new guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount.
See Note 3 – Investments for details on the allowance methodologies relating to AFS and HTM securities.
Advances. The Bank reports advances (loans to members, former members or their successors or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts related to the Affordable Housing Program), and hedging adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. The advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. See Note 4 – Advances for details on the allowance methodologies relating to advances.
Mortgage Loans Held for Portfolio. The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, unamortized credit enhancement fees paid as a lump sum at the time loans are purchased, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses.
The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.
When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. The Bank includes estimates of expected recoveries within the allowance for credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. Accrued interest receivable is recorded separately on the Statements of Condition. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.
The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 5 – Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans. For more information related to the Bank’s accounting policies for the Mortgage Partnership Finance® (MPF®) Program, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.)
Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for/(reversal of) credit losses. See Note 13 – Commitments and Contingencies for details on the allowance methodologies relating to off-balance sheet credit exposure.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued and Adopted Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
• sale or transfer of debt securities classified as HTM.
		This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank is in the process of evaluating the guidance. Its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
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
The guidance was adopted as of January 1, 2020. The adoption of this guidance impacted the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

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
This guidance was adopted using a modified retrospective basis as of January 1, 2020. Upon adoption, this guidance had no effect on advances or U.S. obligations and Government-Sponsored Enterprises (GSEs) investments. The adoption of this guidance had an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments, on mortgage loans, and on the Bank’s financial condition, results of operations, and cash flows.

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as either trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At March 31, 2020, none of these investments were with counterparties rated below BBB, and approximately 1% were with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Finance Housing Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2020, and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2020, and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2 and a de minimis amount as of March 31, 2020, respectively, and $3 and a de minimis amount as of December 31, 2019, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2020, and December 31, 2019. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of March 31, 2020, and December 31, 2019.
Debt Securities
The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to private-label residential mortgage-backed securities (PLRMBS) that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at time of purchase.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Trading Securities. The estimated fair value of trading securities as of March 31, 2020, and December 31, 2019, was as follows:

	March 31, 2020	December 31, 2019
U.S. obligations – Treasury securities	$4,315	$1,762
MBS – Other U.S. obligations – Ginnie Mae	4	4
Total	$4,319	$1,766

The net unrealized gain/(loss) on trading securities was $73 and $(1) for the three months ended March 31, 2020 and 2019, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of March 31, 2020, and December 31, 2019, were as follows:

March 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,347	$—	$6	$—	$5,353
MBS:
GSEs – multifamily:
Freddie Mac	857	—	—	(24)	833
Fannie Mae	7,991	—	—	(228)	7,763
Subtotal – GSEs – multifamily	8,848	—	—	(252)	8,596
PLRMBS:
Prime	204	(6)	2	(2)	198
Alt-A	2,028	(33)	97	(64)	2,028
Subtotal PLRMBS	2,232	(39)	99	(66)	2,226
Total MBS	11,080	(39)	99	(318)	10,822
Total	$16,427	$(39)	$105	$(318)	$16,175

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains(3)	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,281	$—	$7	$—	$5,288
MBS:
GSEs – multifamily:
Freddie Mac	773	—	4	—	777
Fannie Mae	6,823	—	23	(13)	6,833
Subtotal – GSEs – multifamily	7,596	—	27	(13)	7,610
PLRMBS:
Prime	213	—	17	—	230
Alt-A	2,116	(9)	260	—	2,367
Subtotal PLRMBS	2,329	(9)	277	—	2,597
Total MBS	9,925	(9)	304	(13)	10,207
Total	$15,206	$(9)	$311	$(13)	$15,495

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $51 and $58 at March 31, 2020, and December 31, 2019, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)
Effective January 1, 2020, the Bank completed an analysis to determine whether to record an allowance for credit losses for expected credit losses on AFS securities. Prior to January 1, 2020, credit losses were recorded as a direct write-down to the AFS security carrying value. OTTI recognized in AOCI excludes subsequent unrealized gains/(losses) in fair value of previously other-than-temporarily impaired AFS securities at December 31, 2019, which is included in net non-credit-related OTTI on AFS securities.

(3)	Includes $277 in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities at December 31, 2019.
At March 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $68, discounts of $50, and credit-related OTTI of $547 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $52, and credit-related OTTI of $574.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2020, and December 31, 2019. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. At December 31, 2019, total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table as of December 31, 2019, also include non-credit-related OTTI losses recognized in AOCI.

March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury securities	$104	$—	$—	$—	$104	$—
MBS:
MBS – GSEs – multifamily:
Freddie Mac	$833	$24	$—	$—	$833	$24
Fannie Mae	7,402	216	235	12	7,637	228
Subtotal MBS – GSEs – multifamily	8,235	240	235	12	8,470	252
PLRMBS:
Prime	109	1	6	1	115	2
Alt-A	747	37	161	27	908	64
Subtotal PLRMBS	856	38	167	28	1,023	66
Total MBS	9,091	278	402	40	9,493	318
Total	$9,195	$278	$402	$40	$9,597	$318

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$211	$—	$—	$—	$211	$—
Fannie Mae	2,433	9	623	4	3,056	13
Subtotal MBS – GSEs – multifamily	2,644	9	623	4	3,267	13
PLRMBS:
Prime	4	—	8	—	12	—
Alt-A	75	—	193	9	268	9
Subtotal PLRMBS	79	—	201	9	280	9
Total	$2,723	$9	$824	$13	$3,547	$22

Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2020, and December 31, 2019, are

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$3,290	$3,293
Due after 1 year through 5 years	2,057	2,060
Subtotal	5,347	5,353
MBS	11,080	10,822
Total	$16,427	$16,175

December 31, 2019
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,309	$2,312
Due after 1 year through 5 years	2,972	2,976
Subtotal	5,281	5,288
MBS	9,925	10,207
Total	$15,206	$15,495
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2020
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Net Carrying Value	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$441	$—	$441	$15	$—	$456
MBS – GSEs – single-family:
Freddie Mac	952	—	952	20	—	972
Fannie Mae	1,686	—	1,686	28	(3)	1,711
Subtotal MBS – GSEs – single-family	2,638	—	2,638	48	(3)	2,683
MBS – GSEs – multifamily:
Freddie Mac	2,388	—	2,388	—	(25)	2,363
Fannie Mae	1,039	—	1,039	—	(2)	1,037
Subtotal MBS – GSEs – multifamily	3,427	—	3,427	—	(27)	3,400
Subtotal MBS – GSEs	6,065	—	6,065	48	(30)	6,083
PLRMBS:
Prime	229	—	229	—	(21)	208
Alt-A	130	(1)	129	2	(11)	120
Subtotal PLRMBS	359	(1)	358	2	(32)	328
Total	$6,865	$(1)	$6,864	$65	$(62)	$6,867

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Carrying Value	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$470	$—	$470	$5	$—	$475
MBS – GSEs – single-family:
Freddie Mac	1,063	—	1,063	8	(1)	1,070
Fannie Mae	1,844	—	1,844	20	(1)	1,863
Subtotal MBS – GSEs – single-family	2,907	—	2,907	28	(2)	2,933
MBS – GSEs – multifamily:
Freddie Mac	2,625	—	2,625	—	(9)	2,616
Fannie Mae	1,159	—	1,159	—	(2)	1,157
Subtotal MBS – GSEs – multifamily	3,784	—	3,784	—	(11)	3,773
Subtotal MBS – GSEs	6,691	—	6,691	28	(13)	6,706
PLRMBS:
Prime	243	—	243	1	(4)	240
Alt-A	142	(1)	141	6	(2)	145
Subtotal PLRMBS	385	(1)	384	7	(6)	385
Total	$7,546	$(1)	$7,545	$40	$(19)	$7,566

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $10 and $12 at March 31, 2020, and December 31, 2019, respectively.

(2)
With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, the OTTI approach was replaced with an evaluation for an allowance for credit loss; however, OTTI remains for those securities that had credit impairment prior to the adoption date.

(3)	Gross unrecognized gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At March 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $7, discounts of $10, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $8, discounts of $11, and credit-related OTTI of $7.
Allowance for Credit Losses on AFS and HTM Securities. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. For additional information, see Note 2 – Recently Issued and Adopted Accounting Guidance. For information on the prior methodology for evaluating credit losses, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K.
During the three months ended March 31, 2020, the Bank recognized a provision for credit losses of $39 associated with PLRMBS classified as AFS and no provision for credit losses associated with HTM investments. Under the previous accounting methodology of security impairment, the Bank recognized credit-related net OTTI loss of $1 during the three months ended March 31, 2019. To evaluate investment securities for credit loss at March 31, 2020, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at March 31, 2020, approximately 100% of AFS securities and HTM securities, based on

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At March 31, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2020.
As of March 31, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank consider the risk of nonpayment to be zero.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2020, approximately 7% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS, using the effective interest rate, to the amortized cost basis of the securities to determine whether a credit loss exists. The expected credit losses are measured using:

•	the remaining payment terms for the security;

•	prepayment speeds based on underlying loan-level borrower and loan characteristics;

•	expected default rates based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes;

•	expected interest rate assumptions; and

•	loss severities on the collateral supporting each unique PLRMBS based on underlying loan-level borrower and loan characteristics.
The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined reflects management’s expectations and includes a base case housing price forecast for near- and long-term horizons.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of March 31, 2020 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of March 31, 2020, and the related current credit enhancement for the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2020
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS
	Prepayment Rates	Default Rates	Loss Severities
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	16.3	11.2	54.1
Alt-A	15.0	16.1	40.3
Total	15.0	16.0	40.6

(1)	Weighted average percentage is based on unpaid principal balance.
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Balance, beginning of the period	$1,021	$1,077
Additional charges on securities for which OTTI was previously recognized(1)	—	1
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(2)	(17)	(15)
Balance, end of the period	$1,004	$1,063

(1)	For the three months ended March 31, 2019, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2020.

(2)
The total net accretion/(amortization) associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, (amount recognized in interest income) totaled $20 and $18 for the three months ended March 31, 2020 and 2019, respectively.

In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the issuers’ creditworthiness. The decline in the issuers’ creditworthiness is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time.
The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the three months ended March 31, 2020. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2019.
For the Bank’s PLRMBS, the Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. As a result, an allowance for credit losses of $39 was recorded on these securities as of March 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Advances
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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.13% to 8.57% at March 31, 2020, and 1.15% to 8.57% at December 31, 2019, as summarized below.

	March 31, 2020		December 31, 2019
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$37,311	1.04%	$32,351	1.91%
After 1 year through 2 years	26,281	1.65	22,380	2.15
After 2 years through 3 years	3,784	2.12	4,847	2.08
After 3 years through 4 years	3,520	2.67	2,909	2.97
After 4 years through 5 years	4,308	1.43	1,461	2.32
After 5 years	1,684	2.40	1,140	2.96
Total par value	76,888	1.43%	65,088	2.08%
Valuation adjustments for hedging activities	812		203
Valuation adjustments under fair value option	172		83
Total	$77,872		$65,374

(1)	Carrying amounts exclude accrued interest receivable of $30 and $39 at March 31, 2020, and December 31, 2019, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $23,430 at March 31, 2020, and $14,059 at December 31, 2019. The Bank had advances with partial prepayment symmetry outstanding totaling $3,387 at March 31, 2020, and $3,513 at December 31, 2019. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $11,444 at March 31, 2020, and $14,024 at December 31, 2019.
The Bank had putable advances totaling $220 at March 31, 2020, and $20 at December 31, 2019. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at March 31, 2020, and December 31, 2019, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Within 1 year	$43,383	$39,075	$37,531	$32,371
After 1 year through 2 years	20,231	15,731	26,281	22,380
After 2 years through 3 years	3,782	4,800	3,784	4,847
After 3 years through 4 years	3,520	2,895	3,520	2,909
After 4 years through 5 years	4,288	1,447	4,308	1,461
After 5 years	1,684	1,140	1,464	1,120
Total par value	$76,888	$65,088	$76,888	$65,088

Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2020 and 2019. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2020 and 2019.

	March 31, 2020		Three Months Ended March 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$16,250	21%	$70	22%
MUFG Union Bank, National Association	10,900	14	62	19
Wells Fargo & Company
Wells Fargo Financial National Bank West(2)	9,000	12	35	11
Wells Fargo Bank, National Association(3)	36	—	1	—
Subtotal Wells Fargo & Company	9,036	12	36	11
Bank of the West	8,206	11	21	7
JPMorgan Chase Bank, National Association(3)	3,053	4	25	8
Subtotal	47,445	62	214	67
Others	29,443	38	105	33
Total par value	$76,888	100%	$319	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2019		Three Months Ended March 31, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$14,550	21%	$103	22%
JPMorgan Chase Bank, National Association(3)	8,358	12	60	13
Wells Fargo & Company
Wells Fargo Financial National Bank(2)	8,000	11	47	10
Wells Fargo Bank, National Association(3)	45	—	1	—
Subtotal Wells Fargo & Company	8,045	11	48	10
First Republic Bank	8,000	11	49	10
Bank of the West	6,807	10	43	9
Subtotal	45,760	65	303	64
Others	24,415	35	174	36
Total par value	$70,175	100%	$477	100%

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
Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers’ needs for a reliable funding source.
In addition, the Bank lends to eligible borrowers in accordance with federal law and Finance Agency regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:

•	one-to-four-family first lien residential mortgage loans;

•	securities issued, insures, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae;

•	cash or deposits in the Bank;

•	certain other real estate-related collateral, such as multifamily loans, commercial real estate loans, and second lien residential mortgage loans or home equity loans; and

•
small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions.

At March 31, 2020 and December 31, 2019, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2020, or during 2019.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2020, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of March 31, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2019 Form 10-K
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2020, and December 31, 2019, are detailed below:

	March 31, 2020	December 31, 2019
Par value of advances:
Fixed rate:
Due within 1 year	$21,846	$15,327
Due after 1 year	28,277	21,337
Total fixed rate	50,123	36,664
Adjustable rate:
Due within 1 year	15,465	17,024
Due after 1 year	11,300	11,400
Total adjustable rate	26,765	28,424
Total par value	$76,888	$65,088

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2020, or December 31, 2019. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of March 31, 2020, and December 31, 2019, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2020	December 31, 2019
Fixed rate medium-term mortgage loans	$29	$27
Fixed rate long-term mortgage loans	3,150	3,199
Subtotal	3,179	3,226
Unamortized premiums	66	91
Unamortized discounts	(3)	(3)
Mortgage loans held for portfolio(1)	3,242	3,314
Less: Allowance for credit losses	(3)	—
Total mortgage loans held for portfolio, net	$3,239	$3,314

(1)	Excludes accrued interest receivable of $19 at March 31, 2020, and December 31, 2019.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at March 31, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$12	$3	$15
60 – 89 days delinquent	3	2	5
90 days or more delinquent	3	4	7
Total past due	18	9	27
Total current loans	2,981	234	3,215
Total MPF	$2,999	$243	$3,242
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$7
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			0.22%

December 31, 2019
Payment Status	Recorded Investment(1)
30 – 59 days delinquent	$15
60 – 89 days delinquent	2
90 days or more delinquent	7
Total past due	24
Total current loans	3,310
Total MPF	$3,334
In process of foreclosure, included above(2)	$—
Nonaccrual loans	$7
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	0.22%

(1)
With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, payment status of mortgage loans is disclosed at amortized cost. The recorded investment at December 31, 2019, in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance. The amortized cost at March 31, 2020, in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.

(2)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(3)	At March 31, 2020, $6 of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.

(4)	Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on MPF Loans. MPF loans are evaluated collectively when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At March 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
Certain MPF loans may be evaluated for credit losses by the Bank using the practical expedient for collateral-dependent assets. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

sale of the underlying property, that is, if it is considered likely that the borrower will default. The Bank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third-party estimates or property valuation models. The expected credit loss of a collateral-dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The Bank will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit loss.
Upon adoption of new accounting guidance for the measurement of credit losses on financial instruments applied prospectively on January 1, 2020, the Bank recorded an adjustment for the cumulative effect of the accounting change of $3. The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the three months ended March 31, 2020 and 2019, which resulted in an allowance for credit losses on MPF loans of $3 and a de minimis amount at March 31, 2020, and December 31, 2019, respectively.
See “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2019 Form 10-K for information on the prior methodology for evaluating credit losses, as well as a discussion on classes of financing receivables, placing them on nonaccrual status, and charging them off when necessary. For more information related to the Bank’s accounting policies for collateral-dependent loans, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K.
Note 6 — Deposits
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
Deposits and interest rate payment terms for deposits as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$574	0.01%	$427	1.30%
Fixed rate	2	0.30	—	—
Total interest-bearing deposits	576		427
Non-interest-bearing deposits	145		110
Total	$721		$537

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2019 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2020, and December 31, 2019.

	March 31, 2020		December 31, 2019
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$62,453	0.51%	$53,549	1.68%
After 1 year through 2 years	11,690	0.46	13,853	1.67
After 2 years through 3 years	596	1.84	770	1.93
After 3 years through 4 years	165	2.14	135	2.74
After 4 years through 5 years	812	1.82	937	2.08
After 5 years	2,191	2.71	2,126	2.94
Total par value	77,907	0.59%	71,370	1.73%
Unamortized premiums	3		1
Unamortized discounts	(9)		(10)
Valuation adjustments for hedging activities	32		9
Fair value option valuation adjustments	4		2
Total	$77,937		$71,372

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $4,075 at March 31, 2020, and $6,345 at December 31, 2019. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $245 at March 31, 2020, and $2,085 at December 31, 2019. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at March 31, 2020, and December 31, 2019, was as follows:

	March 31, 2020	December 31, 2019
Par value of consolidated obligation bonds:
Non-callable	$73,832	$65,025
Callable	4,075	6,345
Total par value	$77,907	$71,370

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2020, and December 31, 2019, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Within 1 year	$65,778	$58,239
After 1 year through 2 years	11,620	12,768
After 2 years through 3 years	381	195
After 3 years through 4 years	40	70
After 4 years through 5 years	37	47
After 5 years	51	51
Total par value	$77,907	$71,370

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$39,155	0.84%	$27,447	1.61%
Unamortized discounts	(53)		(71)
Total	$39,102		$27,376

(1)	Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2020, and December 31, 2019, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2019 Form 10-K.

	March 31, 2020	December 31, 2019
Par value of consolidated obligations:
Bonds:
Fixed rate	$7,623	$10,993
Adjustable rate	70,099	60,117
Step-up	60	60
Step-down	25	100
Range bonds	100	100
Total bonds, par value	77,907	71,370
Discount notes, par value	39,155	27,447
Total consolidated obligations, par value	$117,062	$98,817

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2020, or December 31, 2019. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the three months ended March 31, 2020 and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	38	14			52
Net current period other comprehensive income/(loss)	38	14	—	—	52
Balance, March 31, 2019	$6	$301	$(3)	$(17)	$287

Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(502)	—			(502)
Net current period other comprehensive income/(loss)	(502)	—	—	—	(502)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, March 31, 2020	$(213)	$—	$(1)	$(14)	$(228)

(1)
With the adoption of changes to accounting standards on measurement of credit losses for financial instruments on January 1, 2020, OTTI assessment was replaced with an evaluation for an allowance for credit loss (see Note 1 – Basis of Presentation and Note 2 – Recently Issued and Adopted Accounting Guidance for further information).

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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of March 31, 2020, the Bank was in compliance with this capital requirement.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of March 31, 2020, and December 31, 2019, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	March 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Risk-based capital	$1,411	$6,718	$1,519	$6,605
Total regulatory capital	$4,995	$6,718	$4,274	$6,605
Total regulatory capital ratio	4.00%	5.38%	4.00%	6.18%
Leverage capital	$6,244	$10,078	$5,342	$9,908
Leverage ratio	5.00%	8.07%	5.00%	9.27%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $83 outstanding to three institutions at March 31, 2020, and $138 outstanding to three institutions at December 31, 2019. The change in mandatorily redeemable capital stock for three months ended March 31, 2020 and 2019, was as follows:

	March 31, 2020	March 31, 2019
Balance at the beginning of the period	$138	$227
Reclassified from/(to) capital during the period	3	—
Repurchase of excess mandatorily redeemable capital stock	(58)	—
Balance at the end of the period	$83	$227
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $2 and $4 for the three months ended March 31, 2020 and 2019, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2020, and December 31, 2019.

Contractual Redemption Period	March 31, 2020	December 31, 2019
Within 1 year	$81	$135
Past contractual redemption date because of remaining activity(1)	2	3
Total	$83	$138

(1)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s Board of Directors reviews the Framework at least annually and may amend the Framework from time to time. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s Board of Directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend policy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 198% as of March 31, 2020.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2,500 from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2,400. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. The Bank’s restricted retained earnings totaled $713 at March 31, 2020, and December 31, 2019. The Bank’s unrestricted retained earnings totaled $2,691 and $2,754 at March 31, 2020, and December 31, 2019, respectively.
For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $175, or 0.14% of total assets as of March 31, 2020. Excess capital stock totaled $197, or 0.18% of total assets as of December 31, 2019.
In the first quarter of 2020, the Bank paid dividends at an annualized rate of 7.00%, totaling $54, including $52 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock. In the first quarter of 2019,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank paid dividends at an annualized rate of 7.00%, totaling $54, including $50 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 27, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2020 at an annualized rate of 5.00%, totaling $39, including $37 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 27, 2020. The Bank expects to pay the dividend on May 14, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2020.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $431 and $344 in excess capital stock during the first quarter of 2020 and 2019, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2020 and 2019, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2020, or December 31, 2019.

	March 31, 2020		December 31, 2019
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$494	15%	$368	12%
MUFG Union Bank, National Association	294	9	394	12
Subtotal	788	24	762	24
Others	2,526	76	2,376	76
Total	$3,314	100%	$3,138	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 10 — Segment Information
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
For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank’s 2019 Form 10-K.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2020 and 2019.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
March 31, 2020	$63	$12	$75	$71	$(8)	$2	$10	$18	$36	$(8)
March 31, 2019	86	68	154	11	(5)	4	144	15	43	116

(1)
The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, and totaled $20 and $18 for the three months ended March 31, 2020 and 2019, respectively. The mortgage-related business includes a provision for credit losses of $39 for the three months ended March 31, 2020. The mortgage-related business does not include credit-related OTTI losses of $1 for the three months ended March 31, 2019.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at March 31, 2020, and December 31, 2019.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2020	$103,877	$20,993	$124,870
December 31, 2019	85,709	21,133	106,842

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
The Bank primarily uses the following interest rate exchange agreement instruments:
Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is based on a daily repricing index, such as the Secured Overnight Financing Rate (SOFR) or the effective Fed Funds rate.
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
Hedging Activities. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. Derivatives designated as fair value hedges may be transacted to hedge: (i) assets and liabilities on the Statements of Condition, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at hedge inception and on an ongoing basis) whether the hedging derivatives have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective hedges in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.
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
For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2020, and December 31, 2019. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$46,837	$24	$1,011	$39,622	$31	$370
Total	46,837	24	1,011	39,622	31	370
Derivatives not designated as hedging instruments:
Interest rate swaps	70,963	18	44	60,424	13	14
Interest rate caps and floors	980	—	—	980	—	—
Mortgage delivery commitments	87	3	—	46	—	—
Total	72,030	21	44	61,450	13	14
Total derivatives before netting and collateral adjustments	$118,867	45	1,055	$101,072	44	384
Netting adjustments and cash collateral(1)		17	(1,055)		(11)	(384)
Total derivative assets and total derivative liabilities		$62	$—		$33	$—

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,082 and $378 at March 31, 2020, and December 31, 2019, respectively. Cash collateral received and related accrued interest was $9 and $5 at March 31, 2020, and December 31, 2019, respectively.

The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three months ended March 31, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended March 31, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$279	$51	$(276)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(651)	$(968)	$26
Hedged items	610	893	(23)
Net gain/(loss) on fair value hedging relationships	$(41)	$(75)	$3

	Three Months Ended March 31, 2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total income/(expense) presented in the Statements of Income	$498	$79	$(455)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(82)	$(128)	$19
Hedged items	103	117	(28)
Net gain/(loss) on fair value hedging relationships	$21	$(11)	$(9)

(1)	Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2020.

	March 31, 2020
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$32,880	$804	$8	$812
AFS securities	14,195	1,275	49	1,324
Consolidated obligation bonds	(2,707)	(32)	—	(32)

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2020	March 31, 2019
	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(143)	$(23)
Interest rate caps and floors	—	(1)
Net settlements	(8)	(5)
Mortgage delivery commitments	4	1
Net gain/(loss) on derivatives and hedging activities	$(147)	$(28)

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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2020, was $1,036, for which the Bank had posted cash collateral of $1,070 in the ordinary course of business.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2020, and December 31, 2019.

	March 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements(1)	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$15	$20	$3	$38	$—	$38
Cleared	27	(3)	—	24	(643)	667
Total				$62		$705
Derivative Liabilities
Uncleared	$1,041	$(1,041)	$—	$—	$—	$—
Cleared	14	(14)	—	—	—	—
Total				$—		$—

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$34	$(16)	$18	$—	$18
Cleared	10	5	15	(381)	396
Total			$33		$414
Derivative Liabilities
Uncleared	$382	$(382)	$—	$—	$—
Cleared	2	(2)	—	—	—
Total			$—		$—

(1)	Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).
Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2020, and December 31, 2019. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2020, and December 31, 2019. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	March 31, 2020
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$328	$328	$328	$—	$—	$—
Interest-bearing deposits	3,577	3,577	3,577	—	—	—
Securities purchased under agreements to resell	2,000	2,000	—	2,000	—	—
Federal funds sold	10,081	10,081	—	10,081	—	—
Trading securities	4,319	4,319	—	4,319	—	—
AFS securities	16,175	16,175	—	13,949	2,226	—
HTM securities	6,864	6,867	—	6,539	328	—
Advances	77,872	77,951	—	77,951	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,239	3,320	—	3,320	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	62	62	—	45	—	17
Other assets(2)	16	16	16	—	—	—
Liabilities
Deposits	721	721	—	721	—	—
Consolidated obligations:
Bonds	77,937	77,992	—	77,992	—	—
Discount notes	39,102	39,146	—	39,146	—	—
Total consolidated obligations	117,039	117,138	—	117,138	—	—
Mandatorily redeemable capital stock	83	83	83	—	—	—
Accrued interest payable	121	121	—	121	—	—
Derivative liabilities, net(1)	—	—	—	1,055	—	(1,055)
Other
Standby letters of credit	33	33	—	33	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$118	$118	$118	$—	$—	$—
Interest-bearing deposits	2,269	2,269	2,269	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	3,562	3,562	—	3,562	—	—
Trading securities	1,766	1,766	—	1,766	—	—
AFS securities	15,495	15,495	—	12,898	2,597	—
HTM securities	7,545	7,566	—	7,181	385	—
Advances	65,374	65,492	—	65,492	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,314	3,332	—	3,332	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	33	33	—	44	—	(11)
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	537	537	—	537	—	—
Consolidated obligations:
Bonds	71,372	71,386	—	71,386	—	—
Discount notes	27,376	27,378	—	27,378	—	—
Total consolidated obligations	98,748	98,764	—	98,764	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	164	164	—	164	—	—
Derivative liabilities, net(1)	—	—		384	—	(384)
Other
Standby letters of credit	32	32	—	32	—	—

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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2020:

•	Trading securities

•	AFS securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

•	Certain other assets
For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the periods presented, the Bank did not have any reclassifications for transfers in or out of level 3 of the fair value hierarchy.
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
As of March 31, 2020, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2020, and December 31, 2019, by level within the fair value hierarchy.

March 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$4,315	$—	$—	$4,315
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	4,319	—	—	4,319
AFS securities:
U.S. obligations – Treasury securities	—	5,353	—	—	5,353
MBS:
GSEs – multifamily	—	8,596	—	—	8,596
PLRMBS	—	—	2,226	—	2,226
Subtotal MBS	—	8,596	2,226	—	10,822
Total AFS securities	—	13,949	2,226	—	16,175
Advances(2)	—	4,334	—	—	4,334
Derivative assets, net: interest rate-related	—	42	—	17	59
Derivative assets, net: mortgage delivery commitments	—	3	—	—	3
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$22,647	$2,226	$17	$24,906
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$254	$—	$—	$254
Derivative liabilities, net: interest rate-related	—	1,055	—	(1,055)	—
Total recurring fair value measurements – Liabilities	$—	$1,309	$—	$(1,055)	$254
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	1,766	—	—	1,766
AFS securities:
U.S. obligations – Treasury securities	—	5,288	—	—	5,288
MBS:
GSEs – multifamily	—	7,610	—	—	7,610
PLRMBS	—	—	2,597	—	2,597
Subtotal MBS	—	7,610	2,597	—	10,207
Total AFS securities	—	12,898	2,597	—	15,495
Advances(2)	—	4,370	—	—	4,370
Derivative assets, net: interest rate-related	—	44	—	(11)	33
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$19,078	$2,597	$(11)	$21,683
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$337	$—	$—	$337
Derivative liabilities, net: interest rate-related	—	384	—	(384)	—
Total recurring fair value measurements – Liabilities	$—	$721	$—	$(384)	$337
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.

(2)	Represents advances recorded under the fair value option at March 31, 2020, and December 31, 2019.

(3)	Represents consolidated obligation bonds recorded under the fair value option at March 31, 2020, and December 31, 2019.

(4)	The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2020, and the year ended December 31, 2019.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance, beginning of the period	$2,597	$3,157
Total gain/(loss) realized and unrealized included in:
Interest income/(loss)	19	18
(Provision for)/reversal of credit losses	(39)	—
Other income, net	—	(1)
Unrealized gain/(loss) included in AOCI	(234)	14
Settlements	(118)	(133)
Transfers of HTM securities to AFS securities	1	—
Balance, end of the period	$2,226	$3,055
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(19)	$17

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
For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” in the Bank’s 2019 Form 10-K.
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
The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,370	$337	$5,133	$2,019
New transactions elected for fair value option	7,070	—	—	—
Maturities and terminations	(7,197)	(85)	(125)	(830)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	91	2	46	7
Change in accrued interest	—	—	(1)	(5)
Balance, end of the period	$4,334	$254	$5,053	$1,191

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk, which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2020 and 2019. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:

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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$4,162	$4,334	$172	$4,287	$4,370	$83
Consolidated obligation bonds	250	254	4	335	337	2

(1)	At March 31, 2020, and December 31, 2019, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,174,670 at March 31, 2020, and $1,025,895 at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $117,062 at March 31, 2020, and $98,817 at December 31, 2019. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2019 Form 10-K.
Off-balance sheet commitments as of March 31, 2020, and December 31, 2019, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2020			December 31, 2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$15,207	$4,954	$20,161	$16,898	$4,658	$21,556
Commitments to fund additional advances	24	—	24	—	—	—
Commitments to issue consolidated obligation discount notes, par	250	—	250	805	—	805
Commitments to issue consolidated obligation bonds, par	1,160	—	1,160	—	—	—
Commitments to purchase mortgage loans	87	—	87	46	—	46

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At March 31, 2020, the original terms of these standby letters of credit range from 2 days to 15 years, including a final expiration in 2035. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $33 at March 31, 2020, and $32 at December 31, 2019. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2020, and December 31, 2019.
Commitments to fund advances totaled $24 at March 31, 2020. There were no commitments to fund advances at December 31, 2019. Advances funded under advance commitments are fully collateralized at the time of funding. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the advance commitments outstanding as of March 31, 2020.
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of March 31, 2020, the Bank had pledged total collateral of $1,725, including securities with a carrying value of $643, all of which may be repledged, and cash collateral and related accrued interest of $1,082 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2019, the Bank had pledged total collateral of $759, including securities with a carrying value of $381, all of which may be repledged, and cash collateral and related accrued interest of $378 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2020	December 31, 2019
Assets:
Advances	$3,896	$3,697
Mortgage loans held for portfolio	—	8
Accrued interest receivable	5	6
Liabilities:
Deposits	$3	$22
Capital:
Capital Stock	$132	$132

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest Income:
Advances	$20	$22

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2020, and December 31, 2019, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2019 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $2 and $1 at March 31, 2020, and December 31, 2019, respectively, which were recorded in the Statements of Condition in the Interest-bearing deposits line item.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2020 and 2019, the Bank extended overnight loans to other FHLBanks for $900 and $1,050, respectively. During the three months ended March 31, 2020 and 2019, the Bank borrowed $850 and $25, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended March 31, 2020 and 2019, the Bank recorded $1 and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the three months ended March 31, 2020 and 2019, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the three months ended March 31, 2020 and 2019, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.
Note 15 — Subsequent Events
There were no material subsequent events identified, subsequent to March 31, 2020, until the time of the Form 10‑Q filing with the Securities and Exchange Commission.

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

•	changes in key Bank personnel;

•	technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	changes in the FHLBanks’ long-term credit ratings;

•	the impending discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequences it could have for market participants, including the Bank;

•	the satisfaction of any claims and payment of administrative expenses upon the Financing Corporation’s dissolution; and

•	natural disasters, pandemics, or other widespread health emergencies (such as the recent outbreak of COVID-19), terrorist attacks, or other unanticipated or catastrophic events.
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in this report and in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
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
The Bank incurred a net loss of $8 million for the first quarter of 2020, compared with net income of $104 million for the first quarter of 2019. The $112 million decrease in net income/(loss) relative to the prior-year period primarily reflected a $95 million decrease in net interest income, from $144 million for the first quarter of 2019 to $49 million for the first quarter of 2020. As a result of the global COVID-19 pandemic, conditions in the financial markets deteriorated significantly beginning in late February and into March 2020, causing significant disruption to the availability of funds in the credit markets and resulting in adverse changes in interest rates, credit spreads, and asset prices. The decrease in net interest income, driven both by lower interest rates and by increases in credit spreads, was primarily attributable to an increase of $43 million in net fair value losses on designated fair value hedges, from $10 million for the first quarter of 2019 to $53 million for the first quarter of 2020. The decrease in net interest income also reflected a retrospective adjustment of the effective yields on mortgage loans of $15 million, driven by faster projected prepayments because of lower mortgage rates. Finally, the decrease in net income/(loss) also reflected a provision for current expected credit losses of $39 million for the first quarter of 2020 associated with certain private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale (AFS), primarily resulting from a significant decline in fair values.
The decrease in net interest income was partially offset by a decline in Affordable Housing Program (AHP) assessments. Because of the net loss in the first quarter of 2020, the Bank recorded no AHP assessment for the quarter. In the first quarter of 2019, the AHP assessment was $12 million.
Retained earnings decreased to $3.4 billion at March 31, 2020, from $3.5 billion at December 31, 2019, primarily resulting from a net loss of $8 million in the first three months of 2020 and dividends paid at an annualized rate of 7.00%, totaling $54 million, including $52 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock during the first three months of 2020.
Total assets increased $18.1 billion during the first three months of 2020, to $124.9 billion at March 31, 2020, from $106.8 billion at December 31, 2019. Total advances increased $12.5 billion, to $77.9 billion at March 31, 2020, from $65.4 billion at December 31, 2019. During March 2020, the Bank experienced increased demand for advances to support its members' liquidity needs in response to the pandemic and maintained its liquidity investments in compliance with Finance Agency guidance. As interest rates declined significantly during the quarter, investor demand for high credit quality, fixed income investments, including the Bank’s consolidated obligations, increased, and the Bank continued to meet its funding needs during this time. Investments increased $5.4 billion, to $43.0 billion at March 31, 2020, from $37.6 billion at December 31, 2019. The increase in investments primarily reflected an increase of $6.5 billion in Federal funds sold, an increase of $2.6 billion in trading securities, and an increase of $1.3 billion in interest-bearing deposits, partially offset by a decrease of $5.0 billion in securities purchased under agreements to resell.

Accumulated other comprehensive income/(loss) (AOCI) decreased by $502 million during the first three months of 2020, to accumulated other comprehensive loss of $228 million at March 31, 2020, from accumulated other comprehensive income of $274 million at December 31, 2019, primarily as a result of lower fair values of MBS classified as AFS.
On April 27, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2020 at an annualized rate of 5.00%. The dividend will total $39 million, including $2 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the second quarter of 2020. The Bank recorded the dividend on April 27, 2020, and expects to pay the dividend on May 14, 2020. As a result of the COVID-19 pandemic and the measures taken to contain the spread of the virus, U.S. and global economies face great challenges and ongoing uncertainty. To preserve capital in this uncertain environment, the Bank’s Board of Directors has decided to pay a quarterly dividend rate at the low end of the range stated in the Bank's dividend philosophy.
As of March 31, 2020, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 5.4%, exceeding the 4.0% requirement. The Bank had $6.7 billion in permanent capital, exceeding its risk-based capital requirement of $1.4 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
Primarily due to the COVID-19 pandemic, conditions in the financial markets deteriorated significantly beginning in late February and into March 2020, creating substantial uncertainty about the future economic activity and environment. The Federal Reserve undertook a number of emergency actions in March 2020 to, among other things, help facilitate liquidity and support stability in the fixed income markets while volatility across global capital markets dramatically increased. Notably, the Federal Reserve substantially increased its provision of liquidity to the repurchase agreement and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of a commitment to using a full range of tools to support households, businesses, and the U.S. economy overall in this challenging time. The effects of the coronavirus pandemic, and governmental and public actions taken in response, on the global and U.S. economy and the Bank are evolving, and the full duration and impact of the pandemic and related governmental and public actions are uncertain.
The Bank’s operations in the first quarter of 2020 were affected by the COVID-19 pandemic. The Bank’s staff began working remotely in mid-March 2020 to protect the Bank’s workforce and communities. The ultimate impact of the disruption caused by the outbreak is uncertain. Possible effects of a remote workforce may include, but are not limited to, operational incidents, additional cyber-security risks, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors. In addition, the Bank relies on vendors and other third parties to perform certain critical services. If one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and manage its business effectively.
To address the operational impact of the pandemic, the Bank maintains a Board-approved Business Continuity Management Program, along with a Crisis Management Plan and Business Continuity Plans (BCPs), which are updated and tested annually. The Bank’s BCPs provide procedures to ensure personnel safety and welfare, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The Bank’s BCPs contain operating procedures for all critical processes and identify resources and staff necessary to continue operations based on business defined recovery time objectives and communication requirements for internal and external stakeholders.
In light of the COVID-19 pandemic, the Bank’s leadership team has also reconfirmed its succession plan in the event any key team leader becomes incapacitated or is unable to perform his or her duties.

The Bank continued to meet its funding needs throughout recent events; however, funding costs, measured as the spread between the Bank’s consolidated obligations and U.S. Treasury securities, increased, with market participants favoring shorter-term obligations, while fixed income market conditions remained challenging. The FHLBanks coordinated and cooperated in the issuance of FHLBank System consolidated obligations, including being prepared to provide an orderly allocation of debt if needed and issuing certain structures and tenors that reduced the funding risks to the FHLBanks. As a consequence of the Federal Reserve’s Open Market Operations in response to market disruptions, interest rates declined significantly, improving stability in the funding markets, increasing investor demand for System consolidated obligations, and reducing the need for coordination of debt issuance by the FHLBanks.
During the COVID-19 pandemic, the Bank’s member demand for advances increased notably in March, but future demand for advances may decrease because of lower interest rates and reduced member asset activity, while the risk of credit losses has likely increased. Other possible effects from the COVID-19 pandemic may include, but are not limited to, disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets.
The market disruption caused by the COVID-19 pandemic has also affected the valuation of mortgage collateral pledged to the Bank to secure advances, and the Bank has responded by adjusting collateral terms to reflect current market conditions. The Bank will continue to monitor credit and collateral conditions and make adjustments as needed. Because of the disruptions caused by the COVID-19 pandemic, the Bank is working with members on a case by case basis to reschedule field reviews of collateral or conduct an electronic file review and postpone the onsite portion of the review.
In addition, the Bank implemented certain relief measures in April 2020 to help members serve customers affected by the COVID-19 pandemic, such as accommodating forbearance and modifications to pledged loan collateral and allowing electronic signatures on loan documentation in specific circumstances. The Board of Directors has also approved subsidized programs to assist our members in responding to the challenges brought about by the COVID-19 pandemic:

(i)
The Bank is offering a new credit product–the Recovery Advance–that provides a six-month or one-year advance with a 0% interest rate to support members in their efforts to address COVID-19. The Bank estimates that the subsidy for the new product will range from $11 million to $15 million (depending on advances rates, interest rates, and member activity);

(ii)
Through the Access to Housing and Economic Assistance for Development Program, the Bank will provide an additional $1.0 million to support and augment working capital, infrastructure, and capacity building for nonprofit organizations, tribal associations, and local governments affected by the COVID-19 pandemic;

(iii)	The Bank will add $1.5 million to the Bank’s disaster relief matching donation program to match member donations to communities affected by the COVID-19 pandemic; and

(iv)
The Bank has increased the overall limit on the Bank’s Community Investment Cash Advance programs–Community Investment Program and Advances for Community Enterprise–from $8.0 billion to $13.0 billion and doubled the individual member limits, which are based on the member’s asset size. The total subsidy, if the funds are fully utilized, would be approximately $3 million.

Also, in response to the COVID-19 pandemic, the Finance Agency has taken certain actions to provide various forms of relief and guidance regarding the financial, operational, credit, market, and other effects of the pandemic. See “Part II. Other Information – Item 1A. Risk Factors” for more information.
On October 2, 2019, the Financing Corporation, formed pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to provide financing for the resolution of failed savings and loan associations, commenced the process of dissolution in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the Federal Housing Finance Agency (Finance Agency). In connection with the pending dissolution of the Financing Corporation, an aggregate of approximately $200 million in the Financing Corporation’s surplus and remaining cash on hand is expected to be distributed in the second quarter of 2020 to the FHLBanks, as the Financing Corporation’s sole stockholders, in proportion to their ownership in the Financing Corporation’s nonvoting capital stock. The Bank’s ownership in the Financing Corporation’s nonvoting capital stock is 19.96%. The receipt by the FHLBanks of any such distribution from the Financing Corporation will be treated as a partial return of their prior capital contributions to the Financing Corporation and credited to their retained earnings.
On April 6, 2020, the Bank filed a proof of claim as a “potentially eligible claimant” to share in disgorgement proceeds paid into a distribution fund in connection with a Securities and Exchange Commission enforcement action. The potential distribution payment to the Bank may be significant; however, there can be no assurance that the Bank will receive any distribution payment. Any distribution payment to the Bank is subject to acceptance of the proof of claim by the distribution agent and a court order to disburse the funds.
Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Balance Sheet Items at Quarter End
Total Assets	$124,870	$106,842	$104,153	$106,762	$110,577
Advances	77,872	65,374	62,826	67,189	70,262
Mortgage Loans Held for Portfolio, Net	3,239	3,314	3,382	3,327	3,160
Investments(1)	43,016	37,637	37,490	35,180	36,494
Consolidated Obligations:(2)
Bonds	77,937	71,372	67,431	73,915	74,094
Discount Notes	39,102	27,376	28,605	24,901	28,281
Mandatorily Redeemable Capital Stock	83	138	138	138	227
Capital Stock —Class B —Putable	3,231	3,000	2,898	2,967	2,959
Unrestricted Retained Earnings	2,691	2,754	2,715	2,719	2,732
Restricted Retained Earnings	713	713	690	678	668
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(228)	274	267	300	287
Total Capital	6,407	6,741	6,570	6,664	6,646
Selected Operating Results for the Quarter
Net Interest Income	$49	$165	$112	$110	$144
Provision for/(Reversal of) Credit Losses	39	—	—	—	—
Other Income/(Loss)	18	10	3	(7)	15
Other Expense	36	49	47	48	43
Affordable Housing Program Assessment	—	13	7	6	12
Net Income/(Loss)	$(8)	$113	$61	$49	$104
Selected Other Data for the Quarter
Net Interest Margin(3)	0.18%	0.63%	0.44%	0.41%	0.52%
Operating Expenses as a Percent of Average Assets	0.12	0.17	0.15	0.15	0.12
Return on Average Assets	(0.03)	0.43	0.24	0.18	0.37
Return on Average Equity	(0.46)	6.82	3.65	2.91	6.34
Annualized Dividend Rate	7.00	7.00	7.00	7.00	7.00
Dividend Payout Ratio(4)	—	45.18	86.78	108.09	48.21
Average Equity to Average Assets Ratio	6.09	6.37	6.47	6.16	5.87
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	5.38	6.18	6.18	6.09	5.96
Duration Gap (in months)	—	1	1	1	1

(1)
Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2020	$1,174,670
December 31, 2019	1,025,895
September 30, 2019	1,010,271
June 30, 2019	1,048,412
March 31, 2019	1,010,895

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2020 and 2019, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2020 Compared to First Quarter of 2019

Average Balance Sheets

	Three Months Ended
	March 31, 2020			March 31, 2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,430	$12	1.37%	$2,230	$14	2.50%
Securities purchased under agreements to resell	4,912	18	1.44	7,453	45	2.47
Federal funds sold	5,242	14	1.12	6,331	41	2.62
Trading securities:
Mortgage-backed securities (MBS)	3	—	3.50	5	—	3.70
Other investments	3,035	16	2.10	613	4	2.70
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	10,204	32	1.26	6,913	79	4.62
Other investments(3)	5,295	19	1.48	—	—	—
Held-to-maturity (HTM) securities:(1)
MBS	7,129	44	2.46	10,580	78	3.00
Other investments	—	—	—	76	1	2.88
Mortgage loans held for portfolio	3,311	(1)	(0.06)	3,115	26	3.35
Advances(3)	66,954	279	1.67	75,385	498	2.68
Loans to other FHLBanks	—	—	—	13	—	3.49
Total interest-earning assets	109,515	433	1.59	112,714	786	2.83
Other assets(4)(5)	1,216	—		1,091	—
Total Assets	$110,731	$433		$113,805	$786
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$73,730	$276	1.50%	$75,587	$455	2.44%
Discount notes	28,550	104	1.47	30,035	181	2.44
Deposits and other borrowings	560	2	1.11	268	2	2.39
Mandatorily redeemable capital stock	130	2	7.51	227	4	7.16
Borrowings from other FHLBanks	3	—	9.90	4	—	2.43
Total interest-bearing liabilities	102,973	384	1.50	106,121	642	2.45
Other liabilities(4)	1,012	—		1,003	—
Total Liabilities	103,985	384		107,124	642
Total Capital	6,746	—		6,681	—
Total Liabilities and Capital	$110,731	$384		$113,805	$642
Net Interest Income		$49			$144
Net Interest Spread(6)			0.09%			0.38%
Net Interest Margin(7)			0.18%			0.52%
Interest-earning Assets/Interest-bearing Liabilities	106.35%			106.21%

(1)	The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.

(2)
Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $17 million and $15 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$(8)	$(45)	$—	$(53)
Net interest settlements on derivatives	(33)	(30)	3	(60)
Total net interest income/(expense)	$(41)	$(75)	$3	$(113)

	Three Months Ended
	March 31, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Gain/(loss) on designated fair value hedges	$—	$(9)	$—	$(9)
Net interest settlements on derivatives	21	(2)	(9)	10
Total net interest income/(expense)	$21	$(11)	$(9)	$1

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI losses on HTM securities for the first quarter of 2020. Includes non-credit-related OTTI losses on AFS and HTM securities for the first quarter of 2019.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first quarter of 2020 was $49 million, a 66% decrease from $144 million in the first quarter of 2019. The following table details the changes in interest income and interest expense for the first quarter of 2020 compared to the first quarter of 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(2)	$6	$(8)
Securities purchased under agreements to resell	(27)	(12)	(15)
Federal funds sold	(27)	(6)	(21)
Trading securities: Other investments	12	13	(1)
AFS securities:
MBS(2)	(47)	27	(74)
Other investments(2)	19	19	—
HTM securities:
MBS	(34)	(22)	(12)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(27)	2	(29)
Advances(2)	(219)	(50)	(169)
Total interest-earning assets	(353)	(24)	(329)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(179)	(11)	(168)
Discount notes	(77)	(8)	(69)
Deposits and other borrowings	—	1	(1)
Mandatorily redeemable capital stock	(2)	(2)	—
Total interest-bearing liabilities	(258)	(20)	(238)
Net interest income	$(95)	$(4)	$(91)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 18 basis points for the first quarter of 2020, 34 basis points lower than the net interest margin for the first quarter of 2019, which was 52 basis points. The net interest spread was 9 basis points for the first quarter of 2020, 29 basis points lower than the net interest spread for the first quarter of 2019, which was 38 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
For securities previously identified as other-than-temporarily impaired pursuant to the impairment guidance in effect prior to January 1, 2020, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted upward on a prospective basis and accreted into interest income when there is a significant increase in the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2020 and 2019.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$73	$(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	89	39
Net gain/(loss) on derivatives and hedging activities	(147)	(28)
Other, net	3	5
Total Other Income/(Loss)	$18	$15

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $73 and a de minimis amount for the three months ended March 31, 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Advances	$91	$46
Consolidated obligation bonds	(2)	(7)
Total	$89	$39
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
Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 12 – Fair Value.”
Net Gain/(Loss) on Derivatives and Hedging Activities – Under the accounting for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the Statements of Condition at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the carrying value of the underlying hedged instruments may also be adjusted to reflect changes in the fair value attributable to the risk being hedged so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized gain or loss on the underlying hedged instrument. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivative instruments and hedging activities. These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2020 and 2019.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Three Months Ended
(In millions)	March 31, 2020			March 31, 2019
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(109)	$(2)	$(111)	$(41)	$8	$(33)
Not elected for fair value option	9	(11)	(2)	11	(3)	8
Consolidated obligation bonds:
Elected for fair value option	2	—	2	6	(2)	4
Not elected for fair value option	18	—	18	23	(8)	15
Consolidated obligation discount notes:
Not elected for fair value option	13	9	22	(23)	—	(23)
Non-MBS investments:
Not elected for fair value option	(76)	(4)	(80)	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	4	—	4	1	—	1
Total	$(139)	$(8)	$(147)	$(23)	$(5)	$(28)
During the first quarter of 2020, net losses on derivatives and hedging activities totaled $147 million compared to net losses of $28 million in the first quarter of 2019. These amounts included expense of $8 million and expense of $5 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the first quarter of 2020, other expenses totaled $36 million, compared to $43 million in the first quarter of 2019, primarily reflecting the decrease in voluntary charitable contributions.
Quality Jobs Fund Expense and Other – During the first quarter of 2019, the Bank made a voluntary charitable contribution of $5 million for the Quality Jobs Fund as well as a voluntary contribution of $1 million to the AHP to offset the impact on the AHP assessment of the charitable contribution expense. The Bank did not make any charitable contributions in the first quarter of 2020.

Return on Average Equity
Return on average equity was (0.46)% (annualized) for the first quarter of 2020, compared to 6.34% (annualized) for the first quarter of 2019. The decrease primarily reflected lower net income/(loss) for the first quarter of 2020, which decreased from net income of $104 million in the first quarter of 2019 to a net loss of $8 million in the first quarter of 2020.
Dividends and Retained Earnings
In the first quarter of 2020, the Bank paid dividends at an annualized rate of 7.00%, totaling $54 million, including $52 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $54 million, including $50 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 27, 2020, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2020 at an annualized rate of 5.00%, totaling $39 million, including $37 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on April 27, 2020. The Bank expects to pay the dividend on May 14, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the second quarter of 2020.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2.4 billion. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings was $713 million as of March 31, 2020, and December 31, 2019.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters. On March 16, 2020, in light of market volatility, the Finance Agency extended the Bank’s ability to enter into LIBOR-indexed instruments that mature after December 31, 2021, from March 31, 2020, to June 30, 2020.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2019 Form 10‑K.
Financial Condition
Total assets were $124.9 billion at March 31, 2020, compared to $106.8 billion at December 31, 2019. Advances increased by $12.5 billion, or 19%, to $77.9 billion at March 31, 2020, from $65.4 billion at December 31, 2019. MBS investments decreased by $0.1 billion, or 1%, to $17.7 billion at March 31, 2020, from $17.8 billion at

December 31, 2019. Average total assets were $110.7 billion for the first quarter of 2020, a 3% decrease compared to $113.8 billion for the first quarter of 2019. Average advances were $67.0 billion for the first quarter of 2020, an 11% decrease from $75.4 billion for the first quarter of 2019. Average MBS investments were $17.3 billion for the first quarter of 2020, a 1% decrease from $17.5 billion for the first quarter of 2019.
Advances outstanding at March 31, 2020, included unrealized gains of $984 million, of which $812 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $172 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2019, included unrealized gains of $286 million, of which $203 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $83 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2019, to March 31, 2020, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $118.5 billion at March 31, 2020, an increase of $18.4 billion from $100.1 billion at December 31, 2019, primarily reflecting an $18.3 billion increase in consolidated obligations outstanding to $117.0 billion at March 31, 2020, from $98.7 billion at December 31, 2019. Average total liabilities were $104.0 billion for the first quarter of 2020, a 3% decrease compared to $107.1 billion for the first quarter of 2019. Average consolidated obligations were $102.3 billion for the first quarter of 2020 and $105.6 billion for the first quarter of 2019.
Consolidated obligations outstanding at March 31, 2020, included unrealized losses of $32 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $4 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2019, to March 31, 2020, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1,174.7 billion at March 31, 2020, and $1,025.9 billion at December 31, 2019.
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

Certain Bank assets, liabilities, and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2019 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including the Secured Overnight Financing Rate (SOFR), (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. In addition, the Transition Plan limits new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
The tables below present LIBOR-indexed variable rate financial instruments by due date or termination date at March 31, 2020.

LIBOR-Indexed Financial Instruments

March 31, 2020
(In millions)	2020	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$10,500	$10,750	$260	$21,510
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	6,970	6,970
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	12,163	6,023	2,776	20,962
Uncleared	224	317	938	1,479
Total	$22,887	$17,090	$10,944	$50,921

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$22,130	$5,098	$—	$27,228
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	17,438	5,330	423	23,191
Uncleared	420	352	200	972
Total	$39,988	$10,780	$623	$51,391

(1)	Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter.
Market activity in SOFR-indexed financial instruments continues to increase. In total, the Bank has issued $57.1 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index

(In millions)
March 31, 2020
Interest Rate Index	Amount Outstanding
LIBOR	$27,228
SOFR	42,971
Total par value(1)	$70,199

(1)	Total variable rate consolidated obligation bonds include adjustable rate bonds and range bonds with coupons at variable rates.
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI losses on the Bank’s PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 1. Financial Statements – Note 10 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $18.2 billion to $103.9 billion (83% of total assets) at March 31, 2020, from $85.7 billion (80% of total assets) at December 31, 2019.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $63 million in the first quarter of 2020, a decrease of $23 million, or 27%, compared to $86 million in the first quarter of 2019. This decrease was primarily due to a decline in spreads in advances-related assets due to lower rates.
Adjusted net interest income for this segment represented 84% and 56% of total adjusted net interest income for the first quarter of 2020 and 2019, respectively.
Advances – The par value of advances outstanding increased by $11.8 billion, or 18%, to $76.9 billion at March 31, 2020, from $65.1 billion at December 31, 2019. Average advances were $67.0 billion for the first quarter of 2020, an 11% decrease from $75.4 billion for the first quarter of 2019. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of March 31, 2020, advances outstanding to the Bank’s top five borrowers and their affiliates increased by $3.2 billion, and advances outstanding to the Bank’s other borrowers increased by $8.6 billion. Advances to the top five borrowers increased to $47.4 billion at March 31, 2020, from $44.2 billion at December 31, 2019. (See “Item 1. Financial Statements – Note 4 – Advances – Credit and Concentration Risk” for further information.)
The Bank has a significant long-term funding arrangement with one of the top five borrowers that contributes to the level of outstanding advances, and prepayments or repayments of advances or any changes to this arrangement could have a significant adverse impact on the Bank’s level of advances. Any prepayments or termination of this arrangement may result in prepayment fees or a termination fee. It is possible that our advances may increase or decrease to the extent our members elect to use alternative funding resources. The $11.8 billion increase in advances outstanding reflected a $13.4 billion increase in fixed rate advances and a $0.4 billion increase in adjustable rate advances, partially offset by a $2.0 billion decrease in variable rate advances. In 2019, the Bank began to offer SOFR-indexed advances to its members.
The components of the advances portfolio at March 31, 2020, and December 31, 2019, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2020		December 31, 2019
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$11,450	15%	$8,260	13%
Adjustable – LIBOR, callable at borrower’s option	9,950	13	13,950	21
Adjustable – SOFR	5	—	5	—
Adjustable – SOFR, callable at borrower’s option	1,400	2	—	—
Adjustable – other indices	500	1	700	1
Subtotal adjustable rate advances	23,305	31	22,915	35
Fixed	22,806	29	18,784	29
Fixed – amortizing	226	1	234	1
Fixed – with PPS(1)	3,237	4	3,283	5
Fixed – with FPS(1)	23,430	30	14,059	22
Fixed – with caps and PPS(1)	110	—	210	—
Fixed – callable at borrower’s option	74	—	74	—
Fixed – callable at borrower’s option with PPS(1)	20	—	—	—
Fixed – putable at Bank’s option	200	—	—	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	50,123	64	36,664	57
Daily variable rate	3,460	5	5,509	8
Total par value	$76,888	100%	$65,088	100%

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

The table below presents the par value of LIBOR-indexed advances by redemption term at March 31, 2020.

LIBOR-Indexed Advances by Redemption Term

(In millions)
March 31, 2020
Redemption Term	Par Value
Due in 2020	$10,500
Due in 2021	10,750
Due in 2022 and thereafter(1)	260
Total LIBOR-Indexed Advances(2)	$21,510

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

(2)	Total LIBOR-indexed advances include fixed rate advances with caps and PPS.
For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $25.3 billion and $19.9 billion as of March 31, 2020, and December 31, 2019, respectively. The increase in the total size of the non-MBS investment portfolio reflects the increased overnight liquidity investments and additional purchases of U.S. Treasury bonds to increase resiliency to adverse liquidity conditions.
Interest rate payment terms for non-MBS investments classified as trading and AFS at March 31, 2020, and December 31, 2019, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	March 31, 2020	December 31, 2019
Fair value of trading securities:
Fixed rate	$4,315	$1,762
Total trading securities	$4,315	$1,762
Amortized cost of AFS securities:
Fixed rate	$5,347	$5,281
Total AFS securities	$5,347	$5,281
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $97.5 billion at March 31, 2020, from $79.0 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At March 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $104.1 billion, of which $49.0 billion were hedging advances, $42.9 billion were hedging consolidated obligations, $9.4 billion were economically hedging non-MBS investments, and $2.8 billion were offsetting derivatives. At December 31, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $84.4 billion, of which $41.2 billion were hedging advances, $36.2 billion were hedging consolidated obligations, $7.0 billion were economically hedging trading securities, and $40 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the Federal Open Market Committee (FOMC) stated that the COVID-19 outbreak poses evolving risks to economic activity and decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March cut by the

FOMC in the Federal funds target rate, interest rates declined significantly. Generally, investor demand for high credit quality, fixed income investments, including the Bank’s consolidated obligations, increased relative to other investments, and the Bank continued to meet its funding needs during this time. However, the spreads on the Bank’s consolidated obligations relative to U.S. Treasury securities widened and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations. During March 2020, the Bank experienced increased demand for advances and maintained its liquidity investments in compliance with Finance Agency guidance. See “Item 1A. Risk Factors” for additional information on potential risks to the Bank, including from pandemics such as COVID-19. The following table presents a comparison of selected market interest rates as of March 31, 2020, and December 31, 2019.

Selected Market Interest Rates

Market Instrument	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Federal Reserve target range for overnight Federal funds	0.00-0.25%	1.50-1.75%	2.25-2.50%	2.25-2.50%
Secured Overnight Financing Rate	0.01	1.55	2.65	3.00
3-month Treasury bill	0.09	1.55	2.39	2.36
3-month LIBOR	1.45	1.91	2.60	2.81
2-year Treasury note	0.25	1.57	2.26	2.49
5-year Treasury note	0.38	1.69	2.23	2.51
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
Assets associated with this segment were $21.0 billion (17% of total assets) at March 31, 2020, and $21.1 billion at December 31, 2019 (20% of total assets).
Adjusted net interest income for this segment was $12 million in the first quarter of 2020, a decrease of $56 million, or 82%, from $68 million in the first quarter of 2019. The decrease in adjusted net interest income was due to lower spreads on mortgage-related assets, primarily caused by lower spreads on new MBS investments, higher premium amortization expense, and lower balances of MBS investments, which more than offset the impact of higher accretion-related income. Additionally, the Bank recorded a $39 million provision for credit losses on the Bank’s PLRMBS investments.
Adjusted net interest income for this segment represented 16% and 44% of total adjusted net interest income for the first quarter of 2020 and 2019, respectively.
MBS Investments – The Bank’s MBS portfolio was $17.7 billion at March 31, 2020, compared with $17.8 billion at December 31, 2019. During the first quarter of 2020, the Bank’s MBS portfolio decreased slightly with $0.8 billion in principal repayments and $0.5 billion of fair value losses, offset by a $0.8 billion increase in basis adjustments and $0.4 billion in new agency MBS investment purchases. Average MBS investments were $17.3 billion for the first quarter of 2020, a 1% decrease from $17.5 billion for the first quarter of 2019. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at March 31, 2020, and December 31, 2019, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	March 31, 2020	December 31, 2019
Fair value of trading securities:
Adjustable rate	$4	$4
Total trading securities	$4	$4
Amortized cost of AFS securities:
Fixed rate	$9,387	$8,156
Adjustable rate	1,693	1,769
Total AFS securities	$11,080	$9,925
Amortized cost of HTM securities:
Fixed rate	$1,869	$2,082
Adjustable rate	4,996	5,464
Total HTM securities	$6,865	$7,546
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
As of March 31, 2020, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $278 million in eligible loans under the MPF Original product during the first three months of 2020.
Mortgage loan balances decreased to $3.2 billion at March 31, 2020, from $3.3 billion at December 31, 2019, a decrease of $0.1 billion. Average mortgage loans were $3.3 billion in the first quarter of 2020, an increase of $0.2 billion from $3.1 billion in the first quarter of 2019.
At March 31, 2020, and December 31, 2019, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2019 Form 10-K. Mortgage loan balances at March 31, 2020, and December 31, 2019, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2020	December 31, 2019
MPF Plus	$168	$177
MPF Original	3,011	3,049
Subtotal	3,179	3,226
Unamortized premiums	66	91
Unamortized discounts	(3)	(3)
Mortgage loans held for portfolio	3,242	3,314
Less: Allowance for credit losses	(3)	—
Mortgage loans held for portfolio, net	$3,239	$3,314
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2019 Form 10-K.
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.1 billion to $21.0 billion at March 31, 2020, from $21.1 billion at December 31, 2019, paralleling the decrease in MBS investments. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $14.8 billion at March 31, 2020, of which $8.5 billion were associated with MBS, $5.8 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, $0.4 billion were offsetting derivatives, and $0.1 billion were associated with mortgage delivery commitments. The notional amount of derivative instruments associated with the mortgage-related business totaled $16.6 billion at December 31, 2019, of which $8.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $8.1 billion were associated with MBS.
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Risk Management – Market Risk.”
Interest Rate Exchange Agreements
A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to market risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount, and the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2019 Form 10-K.
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2020, and December 31, 2019.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2020			December 31, 2019
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$9,049	8%	At least BBB	$11,476	11%
Subtotal uncleared		9,049	8		11,476	11
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	50,370	42	A	61,067	61
Morgan Stanley & Co. LLC	A	59,361	50	A	28,483	28
Subtotal cleared		109,731	92		89,550	89
Total(3)		$118,780	100%		$101,026	100%

(1)	The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.

(2)
London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Negative CreditWatch by S&P at March 31, 2020, and December 31, 2019. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.

(3)	Total notional amount at March 31, 2020, and December 31, 2019, does not include $87 million and $46 million of mortgage delivery commitments with members, respectively.

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
The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps generally between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent monthends.
In addition to the Finance Agency’s guidelines on contingent liquidity, the Bank models its cash commitments and expected cash flows on a daily basis to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligations, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from other financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).
As of March 31, 2020, and December 31, 2019, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of March 31, 2020, and December 31, 2019, were within the tolerance levels provided by the Finance Agency guidance.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2019 Form 10‑K.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2020, and December 31, 2019. The Bank’s risk-based capital requirement decreased to $1.4 billion at March 31, 2020, from $1.5 billion at December 31, 2019.

Regulatory Capital Requirements

	March 31, 2020		December 31, 2019
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,411	$6,718	$1,519	$6,605
Total regulatory capital	$4,995	$6,718	$4,274	$6,605
Total regulatory capital ratio	4.00%	5.38%	4.00%	6.18%
Leverage capital	$6,244	$10,078	$5,342	$9,908
Leverage ratio	5.00%	8.07%	5.00%	9.27%
The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.

Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board of Directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the Board of Directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2019 Form 10-K.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2020, and December 31, 2019. During the three months ended March 31, 2020, the Bank’s internal credit ratings stayed the same or improved for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	268	159	$76,482	$203,853	38%
4-6	58	36	20,549	57,356	36
7-10	5	4	53	62	85
Subtotal	331	199	97,084	261,271	37
Community development financial institutions (CDFIs)	7	6	104	111	94
Housing associates	2	—	—	—	—
Total	340	205	$97,188	$261,382	37%

December 31, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	151	$67,982	$204,970	33%
4-6	54	33	18,654	50,732	37
7-10	5	4	41	65	63
Subtotal	330	188	86,677	255,767	34
CDFIs	7	5	102	112	91
Housing associates	2	—	—	—	—
Total	339	193	$86,779	$255,879	34%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$1,436	$1,503
11% – 25%	12	13,262	16,502
26% – 50%	31	18,771	28,002
More than 50%	151	63,719	215,375
Total	205	$97,188	$261,382

December 31, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$1,352	$1,419
11% – 25%	9	754	903
26% – 50%	24	21,955	34,221
More than 50%	153	62,718	219,336
Total	193	$86,779	$255,879

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2020, and December 31, 2019.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2020		December 31, 2019
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$857	$909	$183	$176
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,111	3,092	2,897	2,846
Agency pools and collateralized mortgage obligations	17,410	17,119	8,576	8,287
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	6	6	5	5
PLRMBS – private label investment-grade-rated senior tranches	40	29	45	34
Term deposits with the Bank	2	2	—	—
Total	$21,426	$21,157	$11,706	$11,348
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
As of March 31, 2020, of the loan collateral pledged to the Bank, 23% was pledged by 27 institutions by specific identification, 50% was pledged by 115 institutions under a blanket lien with detailed reporting, and 27% was pledged by 130 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.

As of March 31, 2020, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 83% for multifamily mortgage loans, 83% for commercial mortgage loans, and 67% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 25% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2020, and December 31, 2019.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$188,087	$150,952	$174,580	$152,960
Second lien residential mortgage loans and home equity lines of credit	17,452	7,779	17,469	9,437
Multifamily mortgage loans	35,502	24,823	32,652	25,321
Commercial mortgage loans	77,346	52,262	72,118	52,329
Loan participations(1)	4,778	3,316	4,610	3,496
Small business, small farm, and small agribusiness loans	4,391	1,093	4,010	988
Other	4	—	2	—
Total	$327,560	$240,225	$305,441	$244,531

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2020, and December 31, 2019, the unpaid principal balance of these loans totaled $6 billion and $6 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.
Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing the expectations of the present value of the cash flows to be collected from the security with the amortized cost basis of the security. If the Bank’s expectations of the present value of the cash flows to be collected is less than the amortized cost basis, the difference is considered the credit loss.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether an allowance for credit losses is necessary on the security. The Bank recognizes an allowance for credit losses when it determines that it will be unable to recover the entire amortized cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers its intent to hold the security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.
The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
March 31, 2020
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
U.S. obligations – Treasury securities	$9,668	$—	$—	$—	$—	$9,668
Total non-MBS	9,668	—	—	—	—	9,668
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	445	—	—	—	—	445
GSEs – single-family:
Freddie Mac	952	—	—	—	—	952
Fannie Mae(2)	1,678	5	—	3	—	1,686
Subtotal	2,630	5	—	3	—	2,638
GSEs – multifamily:
Freddie Mac	3,221	—	—	—	—	3,221
Fannie Mae	8,802	—	—	—	—	8,802
Subtotal	12,023	—	—	—	—	12,023
Total GSEs	14,653	5	—	3	—	14,661
PLRMBS:
Prime	34	32	71	179	111	427
Alt-A	53	55	42	1,438	569	2,157
Total PLRMBS	87	87	113	1,617	680	2,584
Total MBS	15,185	92	113	1,620	680	17,690
Total securities	24,853	92	113	1,620	680	27,358
Interest-bearing deposits	832	2,745	—	—	—	3,577
Securities purchased under agreements to resell	2,000	—	—	—	—	2,000
Federal funds sold(3)	2,041	8,040	—	—	—	10,081
Total investments	$29,726	$10,877	$113	$1,620	$680	$43,016

(In millions)
December 31, 2019
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
Non-MBS
U.S. obligations – Treasury securities	$7,050	$—	$—	$—	$—	$7,050
Total non-MBS	7,050	—	—	—	—	7,050
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	474	—	—	—	—	474
GSEs – single-family:
Freddie Mac	1,063	—	—	—	—	1,063
Fannie Mae(2)	1,836	5	—	3	—	1,844
Subtotal	2,899	5	—	3	—	2,907
GSEs – multifamily:
Freddie Mac	3,402	—	—	—	—	3,402
Fannie Mae	7,992	—	—	—	—	7,992
Subtotal	11,394	—	—	—	—	11,394
Total GSEs	14,293	5	—	3	—	14,301
PLRMBS:
Prime	35	39	71	201	127	473
Alt-A	58	53	60	1,667	670	2,508
Total PLRMBS	93	92	131	1,868	797	2,981
Total MBS	14,860	97	131	1,871	797	17,756
Total securities	21,910	97	131	1,871	797	24,806
Interest-bearing deposits	—	2,269	—	—	—	2,269
Securities purchased under agreements to resell	7,000	—	—	—	—	7,000
Federal funds sold(3)	441	3,121	—	—	—	3,562
Total investments	$29,351	$5,487	$131	$1,871	$797	$37,637

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank has one security guaranteed by Fannie Mae but rated BB at March 31, 2020, and December 31, 2019, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.

(3)	Includes $141 million at March 31, 2020, and December 31, 2019, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
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
The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2020, and December 31, 2019.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	March 31, 2020	December 31, 2019
Interest-bearing deposits	$3,575	$2,269
Federal funds sold	10,081	3,562
Total	$13,656	$5,831

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2020, and December 31, 2019.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2020, 21% of the carrying value of unsecured investments held by the Bank were rated AA, and 54% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2020, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2020
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic(3)	$971	$3,555	$4,526
U.S. subsidiaries of foreign commercial banks	—	1,790	1,790
Total domestic and U.S. subsidiaries of foreign commercial banks	971	5,345	6,316
U.S. branches and agency offices of foreign commercial banks:
Australia	1,400	—	1,400
Austria	—	300	300
Canada	500	1,400	1,900
Japan	—	500	500
Netherlands	—	1,400	1,400
Switzerland	—	920	920
United Kingdom	—	920	920
Total U.S. branches and agency offices of foreign commercial banks	1,900	5,440	7,340
Total unsecured credit exposure	$2,871	$10,785	$13,656

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2020.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2020. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.

(3)	Includes $141 million at March 31, 2020, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2020, the Bank’s MBS portfolio was 267% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At March 31, 2020, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of March 31, 2020, the Bank’s investment in MBS had gross unrealized losses totaling $380 million, $98 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2020, all of the gross unrealized losses on its agency MBS are temporary.
If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further, and the Bank may experience credit losses on additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired prior to January 1, 2020. Additional credit losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record an allowance for credit losses on its PLRMBS in the future.
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The table below presents the unpaid principal balance of adjustable rate investment securities by interest rate index at March 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index

(In millions)
March 31, 2020
Interest Rate Index	MBS
LIBOR(1)	$6,970
Other	125
Total adjustable rate investment securities(2)	$7,095

(1)
Certain MBS with multiple indices where LIBOR is the majority index are included in this amount. A de minimis amount of LIBOR-indexed MBS are due in 2020 and 2021. LIBOR-indexed MBS of $7.0 billion are due in 2022 and thereafter.

(2)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
Derivative Counterparties. The Bank has adopted credit policies and exposure limits for uncleared derivatives credit exposure. Over-the-counter derivatives may be either entered into directly with a counterparty (uncleared derivatives) or executed either with an executing dealer or on a swap execution facility and then cleared through a futures commission merchant (clearing agent) with a derivatives clearing organization (cleared derivatives).
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2020.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2020.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives(2)	$109,731	$14	$11	$643	$668
Liability positions with credit exposure:
Uncleared derivatives
AA	121	(13)	13	—	—
A	7,201	(899)	929	—	30
BBB	678	(119)	123	—	4
Total derivative positions with credit exposure to nonmember counterparties	117,731	(1,017)	1,076	643	702
Member institutions(3)	87	3	—	—	3
Total	117,818	$(1,014)	$1,076	$643	$705
Derivative positions without credit exposure	1,049
Total notional	$118,867

December 31, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$488	$2	$(2)	$—	$—
BBB	493	1	(1)	—	—
Cleared derivatives(2)	89,550	8	7	381	396
Liability positions with credit exposure:
Uncleared derivatives
AA	1,263	(46)	49	—	3
A	8,296	(266)	279	—	13
BBB	713	(41)	43	—	2
Total derivative positions with credit exposure to nonmember counterparties	100,803	(342)	375	381	414
Member institutions(3)	46	—	—	—	—
Total	100,849	$(342)	$375	$381	$414
Derivative positions without credit exposure	223
Total notional	$101,072

(1)	The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.

(2)	Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- by S&P with a Negative CreditWatch at March 31, 2020, and December 31, 2019.

(3)	Member institutions include mortgage delivery commitments with members.

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
The table below presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at March 31, 2020.

LIBOR-Indexed Interest Rate Swaps by Termination Date by Interest Rate Index

(In millions)
March 31, 2020
Interest Rate Index	Pay Leg	Receive Leg
Fixed	$57,946	$27,682
LIBOR	24,163	22,441
SOFR	14,881	50,351
OIS	20,810	17,326
Total notional amount	$117,800	$117,800
The table below presents the notional amount of interest rate swaps with LIBOR exposure by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at March 31, 2020. Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date

(In millions)
March 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$17,438	$420	$12,163	$224
Terminates in 2021	5,330	352	6,023	317
Terminates in 2022 and thereafter(1)	423	200	2,776	938
Total Notional Amount	$23,191	$972	$20,962	$1,479

(1)	For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
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
In the Bank’s 2019 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
There have been no significant changes in the judgments and assumptions made during the first three months of 2020 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”
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
As a result of the Supervisory Letter, the Bank’s Transition Plan was revised to limit new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Supervisory Letter. On March 16, 2020, in light of market volatility, the Finance Agency extended the Bank’s ability to enter into LIBOR-indexed instruments that mature after December 31, 2021, from March 31, 2020, to June 30, 2020.
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
Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets, (ii) removes the requirements for FHLBanks to conduct stress testing, and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by EGRRCPA.
Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act was passed by the Senate on March 25, 2020, and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits, and physician practices that can be forgiven through employee retention incentives.

•
Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

•	Direct payments to some individual taxpayers and their children.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and a foreclosure moratorium.

Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy (which is unknown), the possible acceptance of Small Business Administration (SBA) loans as a new collateral source for the Bank’s advances, and impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, Commodity Futures Trading Commission, the Finance Agency, and state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank and its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.
Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as agency securities, given the SBA’s 100% guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

The Bank is evaluating the potential impact of the PPP Supervisory Letter, including the determination whether to accept PPP loans as collateral and the terms on which the Bank would accept such collateral, but does not expect the PPP Supervisory Letter to materially affect its financial condition or results of operations.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1,174.7 billion at March 31, 2020, and $1,025.9 billion at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $117.1 billion at March 31, 2020, and $98.8 billion at December 31, 2019. The Bank had committed to the issuance of $1,410 million and $805 million in consolidated obligations at March 31, 2020, and December 31, 2019, respectively.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2020, the Bank had $24 million in advance commitments and $20.2 billion in standby letters of credit outstanding. At December 31, 2019, the Bank had no advance commitments and $21.6 billion in standby letters of credit outstanding.
For additional information, see “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”

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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of March 31, 2020.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2020	December 31, 2019
+200 basis-point change above current rates	+2.6%	–2.4%
+100 basis-point change above current rates	+1.9	–1.1
–100 basis-point change below current rates(2)	+11.5	+1.1
–200 basis-point change below current rates(2)	+12.7	+6.9

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2020, show considerably more positive sensitivity compared with the estimates as of December 31, 2019. As a result of the uncertainty associated with the COVID-19 pandemic, there have been significant changes in interest rates and spread relationships. LIBOR interest rates as of March 31, 2020, were 109 basis points lower for the one-year term, 120 basis points lower for the five-year term, and 117 basis points lower for the ten-year term. In March 2020, the ten-year Treasury hit an all-time low of 0.54%. In addition to the material changes in interest rates, price changes in two segments of the Bank’s mortgage portfolio materially impacted the Bank’s market value sensitivity profile. Prices on the Bank’s fixed rate mortgage loans purchased under the MPF Program increased, resulting in the asset spread relative to pricing benchmark to materially decline. The favorable spread change improves the market value of the Bank’s mortgage loans. If interest rates increase, these loans will remain outstanding for a longer period of time, and the favorable spread difference will exist for a longer period of time resulting in a less detrimental impact on the Bank’s projected market value. The Bank investment portfolio also includes fixed rate multifamily MBS that are swapped to overnight assets at time of trade. Given the prepayment protection provisions embedded in these securities, the MBS cashflows are consistent across alternative interest rate scenarios. For these securities, the asset spread to the pricing benchmark increased, which caused the decline in prices in rising rate scenarios to lessen. The change in the declining market value sensitivity profile is driven by the historically low interest rate environment. Given the significant decline in interest rates during the first quarter of 2020, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 198% as of March 31, 2020.

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
The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 17 basis points in the –200 basis-points scenario, well within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	March 31, 2020		December 31, 2019
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$124,870	3	$106,842	3
Liabilities	118,463	3	100,101	2
Net	$6,407	—	$6,741	1

(1)	Duration gap values include the impact of interest rate exchange agreements.
Segment Market Risk. The financial performance and interest rate risks of each business segment are managed within prescribed guidelines and policy limits.
Advances-Related Business – Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital and retained earnings to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap or option with terms to offset the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.
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
Mortgage-Related Business – The Bank’s mortgage assets include MBS, most of which are classified as HTM or AFS, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the effect of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2020, was $20.9 billion, including $17.7 billion in MBS and $3.2 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2019, was $21.1 billion, including $17.8 billion in MBS and $3.3 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.2 billion, or 73%, of MBS and mortgage loans at March 31, 2020, and $15.1 billion, or 72%, of MBS and mortgage loans at December 31, 2019. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $5.7 billion, or 27%, of MBS and mortgage loans, at March 31, 2020, and $6.0 billion, or 28%, of MBS and mortgage loans at December 31, 2019.
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
As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity,” the Bank uses market value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk policies and guidelines for the mortgage-related business address the market value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2020, and December 31, 2019.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2020	December 31, 2019
+200 basis-point change	+4.1%	–0.6%
+100 basis-point change	+2.5	–0.2
–100 basis-point change(2)	+5.6	+0.2
–200 basis-point change(2)	+6.1	+3.2

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2019, to March 31, 2020, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended March 31, 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. For information regarding the two lawsuits filed by former Bank officer, Lawrence H. Parks, and another former officer of the Bank, against the Bank, certain of the Bank’s current and former directors, the Bank’s former chief executive officer, one current employee, and one former employee, see “Part I. Item 3. Legal Proceedings” in the Bank’s 2019 Form 10-K.
After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS
Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect the Bank’s operations, business activities, results of operations and financial condition.
Natural disasters, pandemics, or other widespread health emergencies (such as the recent outbreak of COVID-19), terrorist attacks, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect the Bank’s business activities and results of operations.
In particular, the current COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the decline in interest rates has adversely affected the fair values of the Bank’s assets, the valuation of collateral, and the Bank’s net income and capital. A prolonged COVID-19 outbreak may continue to have adverse effects on the Bank’s profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 outbreak may adversely affect the Bank’s access to the debt markets and possibly affect the Bank’s liquidity. The Bank’s decision to have all employees work remotely in accordance with local “stay-at-home” orders may create additional cybersecurity risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. In addition, the Bank relies on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and manage its business effectively. The outlook for the remainder of 2020 is uncertain, and there is a possibility that if the Federal Reserve keeps interest rates low or even uses negative interest rates, this could significantly affect the Bank’s business and profitability.
For a discussion of other risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2019 Form 10-K.

ITEM 5.	OTHER INFORMATION
As previously reported, Kenneth C. Miller, executive vice president and chief financial officer of the Bank, notified the Bank of his decision to retire from the Bank in the second quarter of 2020. On May 7, 2020, Mr. Miller notified the Bank of his decision to revise his retirement date to the fourth quarter of 2020, after the Bank’s quarterly report on Form 10-Q for the period ending September 30, 2020, is filed with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1	Description of Registered Securities

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2020.

Federal Home Loan Bank of San Francisco

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Executive Vice President and Chief Financial Officer (Principal Financial Officer)