Form 10-Q
period 2020-06-30
Federal Home Loan Bank of San Francisco
filed 2020-08-07
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2020
Class B Stock, par value $100	27,048,390

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$173	$118
Interest-bearing deposits	2,615	2,269
Securities purchased under agreements to resell	5,000	7,000
Federal funds sold	4,598	3,562
Trading securities(a)	4,301	1,766
Available-for-sale (AFS) securities, net (amortized cost of $16,331 and $15,206, respectively)(b)	16,282	15,495
Held-to-maturity (HTM) securities (fair values were $6,266 and $7,566, respectively)(a)	6,233	7,545
Advances (includes $3,478 and $4,370 at fair value under the fair value option, respectively)	50,970	65,374
Mortgage loans held for portfolio, net	2,888	3,314
Accrued interest receivable	111	139
Derivative assets, net	50	33
Other assets	219	227
Total Assets	$93,440	$106,842
Liabilities:
Deposits	$942	$537
Consolidated obligations:
Bonds (includes $128 and $337 at fair value under the fair value option, respectively)	66,449	71,372
Discount notes	19,416	27,376
Total consolidated obligations	85,865	98,748
Mandatorily redeemable capital stock	83	138
Accrued interest payable	44	164
Affordable Housing Program (AHP) payable	126	152
Derivative liabilities, net	1	—
Other liabilities	252	362
Total Liabilities	87,313	100,101
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
27 shares and 30 shares, respectively	2,668	3,000
Unrestricted retained earnings	2,765	2,754
Restricted retained earnings	729	713
Total Retained Earnings	3,494	3,467
Accumulated other comprehensive income/(loss) (AOCI)	(35)	274
Total Capital	6,127	6,741
Total Liabilities and Capital	$93,440	$106,842
(a)At June 30, 2020, and December 31, 2019, none of these securities were pledged as collateral that may be repledged.
(b)At June 30, 2020, $521 of these securities were pledged as collateral that may be repledged. At December 31, 2019, $381 of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest Income:
Advances	$142	$456	$421	$954
Interest-bearing deposits	1	12	13	26
Securities purchased under agreements to resell	1	54	19	99
Federal funds sold	1	36	15	77
Trading securities	22	3	38	7
AFS securities	61	82	112	161
HTM securities	29	75	73	154
Mortgage loans held for portfolio	16	11	15	37
Total Interest Income	273	729	706	1,515
Interest Expense:
Consolidated obligations:
Bonds	82	442	358	897
Discount notes	47	171	151	352
Deposits	—	2	2	4
Mandatorily redeemable capital stock	2	4	4	8
Total Interest Expense	131	619	515	1,261
Net Interest Income	142	110	191	254
Provision for/(reversal of) credit losses	(7)	—	32	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	149	110	159	254
Other Income/(Loss):
Net gain/(loss) on trading securities	(18)	—	55	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	14	52	103	91
Net gain/(loss) on derivatives and hedging activities	(14)	(61)	(161)	(89)
Other, net	9	2	12	7
Total Other Income/(Loss)	(9)	(7)	9	8
Other Expense:
Compensation and benefits	21	21	42	41
Other operating expense	15	20	27	33
Federal Housing Finance Agency	2	1	4	3
Office of Finance	2	1	3	3
Quality Jobs Fund expense	—	5	—	10
Other, net	3	—	3	1
Total Other Expense	43	48	79	91
Income/(Loss) Before Assessment	97	55	89	171
AHP Assessment	9	6	9	18
Net Income/(Loss)	$88	$49	$80	$153
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Income/(Loss)	$88	$49	$80	$153
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	192	9	(310)	47
Net non-credit-related OTTI gain/(loss) on AFS securities	—	3	—	17
Net non-credit-related OTTI gain/(loss) on HTM securities	1	1	1	1
Total other comprehensive income/(loss)	193	13	(309)	65
Total Comprehensive Income/(Loss)	$281	$62	$(229)	$218

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2019	30	$2,959	$668	$2,732	$3,400	$287	$6,646
Comprehensive income/(loss)			10	39	49	13	62
Issuance of capital stock	3	342					342
Repurchase of capital stock	(3)	(334)					(334)
Cash dividends paid on capital stock (7.00%)				(52)	(52)		(52)
Balance, June 30, 2019	30	$2,967	$678	$2,719	$3,397	$300	$6,664

Balance, March 31, 2020	32	$3,231	$713	$2,691	$3,404	$(228)	$6,407
Comprehensive income/(loss)			16	72	88	193	281
Issuance of capital stock	2	144					144
Repurchase of capital stock	(7)	(707)					(707)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.00%)				(38)	(38)		(38)
Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			31	122	153	65	218
Issuance of capital stock	7	696					696
Repurchase of capital stock	(6)	(678)					(678)
Cash dividends paid on capital stock (7.00%)				(102)	(102)		(102)
Balance, June 30, 2019	30	$2,967	$678	$2,719	$3,397	$300	$6,664

Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			16	64	80	(309)	(229)
Issuance of capital stock	8	751					751
Repurchase of capital stock	(11)	(1,080)					(1,080)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.99%)				(90)	(90)		(90)
Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$80	$153
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	(2)	(27)
Provision for/(reversal of) credit losses	32	—
Change in net fair value of trading securities	(55)	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(103)	(91)
Change in net derivatives and hedging activities	(987)	(327)
Other adjustments	6	15
Net change in:
Accrued interest receivable	29	(39)
Other assets	1	(18)
Accrued interest payable	(120)	31
Other liabilities	(51)	(16)
Total adjustments	(1,250)	(471)
Net cash provided by/(used in) operating activities	(1,170)	(318)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(827)	201
Securities purchased under agreements to resell	2,000	(1,450)
Federal funds sold	(1,036)	(1,244)
Loans to other FHLBanks	—	(400)
Trading securities:
Proceeds	1	301
Purchases	(2,481)	—
AFS securities:
Proceeds	246	279
Purchases	(525)	(2,027)
HTM securities:
Proceeds	1,314	1,416
Advances:
Repaid	404,666	773,523
Originated	(389,591)	(766,887)
Mortgage loans held for portfolio:
Principal collected	788	259
Purchases	(406)	(544)
Other investing activities, net	(1)	(32)
Net cash provided by/(used in) investing activities	14,148	3,395

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	410	33
Net change in borrowings from other Federal Home Loan Banks	—	(250)
Net (payments)/proceeds on derivative contracts with financing elements	(25)	11
Net proceeds from issuance of consolidated obligations:
Bonds	29,729	38,245
Discount notes	72,264	69,648
Payments for matured and retired consolidated obligations:
Bonds	(34,676)	(36,673)
Discount notes	(80,188)	(73,908)
Proceeds from issuance of capital stock	751	696
Payments for repurchase/redemption of mandatorily redeemable capital stock	(58)	(89)
Payments for repurchase of capital stock	(1,080)	(678)
Cash dividends paid	(90)	(102)
Partial recovery of prior capital distribution to Financing Corporation	40	—
Net cash provided by/(used in) financing activities	(12,923)	(3,067)
Net increase/(decrease) in cash and due from banks	55	10
Cash and due from banks at beginning of the period	118	13
Cash and due from banks at end of the period	$173	$23
Supplemental Disclosures:
Interest paid	$632	$1,253
AHP payments	35	34

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
Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for derivatives;
•estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and
•estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
Actual results could differ significantly from these estimates.
Coronavirus Aid, Relief, and Economic Security Act (Troubled Debt Restructuring Relief). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to financial institutions for loan modifications related to the adverse effects of the COVID-19 pandemic (COVID-related modifications) granted to borrowers that were current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.
Update to Significant Accounting Policies - Measurement of Credit Losses on Financial Instruments, as Amended
Beginning January 1, 2020, the Bank adopted new accounting guidance related to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

financial instruments as well as available-for-sale (AFS) securities to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. For information on the prior accounting treatment and for descriptions of the Bank’s significant accounting policies, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K. Other changes to these policies as of June 30, 2020, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.
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

Note 2 — Recently Issued and Adopted Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.
Recently Issued and Accounting Guidance, Not Yet Adopted

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as HTM.	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and plans to elect some of the optional expedients and exceptions provided; however, the effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness.	This guidance becomes effective for the Bank for the annual period ended December 31, 2020, and the annual periods thereafter. Early adoption is permitted.	The adoption of this guidance may affect the Bank’s disclosures but will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Recently Adopted Accounting Guidance

ASU	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)	This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance impacted the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13)	The guidance replaces the current incurred loss impairment model and requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to AFS securities to be recorded through an allowance for credit losses and expands disclosure requirements.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	This guidance was adopted using a modified retrospective basis as of January 1, 2020. Upon adoption, this guidance had no effect on advances or U.S. obligations and Government-Sponsored Enterprises (GSEs) investments. The adoption of this guidance had an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments, on mortgage loans, and on the Bank’s financial condition, results of operations, and cash flows.

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as either trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At June 30, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2020, and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2020, and December 31, 2019. Carrying values of interest-bearing deposits

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and Federal funds sold exclude accrued interest receivable of de minimis amounts as of June 30, 2020, and $3 and a de minimis amount as of December 31, 2019, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2020, and December 31, 2019. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of June 30, 2020, and December 31, 2019.
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
Trading Securities. The estimated fair value of trading securities as of June 30, 2020, and December 31, 2019, was as follows:

	June 30, 2020	December 31, 2019
U.S. obligations – Treasury securities	$4,298	$1,762
MBS – Other U.S. obligations – Ginnie Mae	3	4
Total	$4,301	$1,766
The net unrealized gain/(loss) on trading securities was $(18) and a de minimis amount for the three months ended June 30, 2020 and 2019, respectively. The net unrealized gain/(loss) on trading securities was $55 and $(1) for the six months ended June 30, 2020 and 2019, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of June 30, 2020, and December 31, 2019, were as follows:

June 30, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,323	$—	$3	$—	$5,326
MBS:
GSEs – multifamily:
Freddie Mac	860	—	—	(8)	852
Fannie Mae	8,023	—	2	(146)	7,879
Subtotal – GSEs – multifamily	8,883	—	2	(154)	8,731
PLRMBS:
Prime	195	(3)	8	—	200
Alt-A	1,930	(26)	154	(33)	2,025
Subtotal PLRMBS	2,125	(29)	162	(33)	2,225
Total MBS	11,008	(29)	164	(187)	10,956
Total	$16,331	$(29)	$167	$(187)	$16,282

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains(3)	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,281	$—	$7	$—	$5,288
MBS:
GSEs – multifamily:
Freddie Mac	773	—	4	—	777
Fannie Mae	6,823	—	23	(13)	6,833
Subtotal – GSEs – multifamily	7,596	—	27	(13)	7,610
PLRMBS:
Prime	213	—	17	—	230
Alt-A	2,116	(9)	260	—	2,367
Subtotal PLRMBS	2,329	(9)	277	—	2,597
Total MBS	9,925	(9)	304	(13)	10,207
Total	$15,206	$(9)	$311	$(13)	$15,495
(1) Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $57 and $58 at June 30, 2020, and December 31, 2019, respectively.
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
At June 30, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $69, discounts of $49, and credit-related OTTI of $525 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $52, and credit-related OTTI of $574.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2020, and December 31, 2019. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. At December 31, 2019, total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table as of December 31, 2019, also include non-credit-related OTTI losses recognized in AOCI.

June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury securities	$103	$—	$—	$—	$103	$—
MBS:
MBS – GSEs – multifamily:
Freddie Mac	852	8	—	—	852	8
Fannie Mae	6,986	131	458	15	7,444	146
Subtotal MBS – GSEs – multifamily	7,838	139	458	15	8,296	154
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	371	13	158	20	529	33
Subtotal PLRMBS	375	13	165	20	540	33
Total MBS	8,213	152	623	35	8,836	187
Total	$8,316	$152	$623	$35	$8,939	$187

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$211	$—	$—	$—	$211	$—
Fannie Mae	2,433	9	623	4	3,056	13
Subtotal MBS – GSEs – multifamily	2,644	9	623	4	3,267	13
PLRMBS:
Prime	4	—	8	—	12	—
Alt-A	75	—	193	9	268	9
Subtotal PLRMBS	79	—	201	9	280	9
Total	$2,723	$9	$824	$13	$3,547	$22
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2020, and December 31, 2019, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,138	$4,140
Due after 1 year through 5 years	1,185	1,186
Subtotal	5,323	5,326
MBS	11,008	10,956
Total	$16,331	$16,282

December 31, 2019
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,309	$2,312
Due after 1 year through 5 years	2,972	2,976
Subtotal	5,281	5,288
MBS	9,925	10,207
Total	$15,206	$15,495
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$401	$12	$—	$413
MBS – GSEs – single-family:
Freddie Mac	815	18	—	833
Fannie Mae	1,525	27	(2)	1,550
Subtotal MBS – GSEs – single-family	2,340	45	(2)	2,383
MBS – GSEs – multifamily:
Freddie Mac	2,207	—	(8)	2,199
Fannie Mae	946	—	(1)	945
Subtotal MBS – GSEs – multifamily	3,153	—	(9)	3,144
Subtotal MBS – GSEs	5,493	45	(11)	5,527
PLRMBS:
Prime	217	—	(11)	206
Alt-A	122	3	(5)	120
Subtotal PLRMBS	339	3	(16)	326
Total	$6,233	$60	$(27)	$6,266

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Carrying Value	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$470	$—	$470	$5	$—	$475
MBS – GSEs – single-family:
Freddie Mac	1,063	—	1,063	8	(1)	1,070
Fannie Mae	1,844	—	1,844	20	(1)	1,863
Subtotal MBS – GSEs – single-family	2,907	—	2,907	28	(2)	2,933
MBS – GSEs – multifamily:
Freddie Mac	2,625	—	2,625	—	(9)	2,616
Fannie Mae	1,159	—	1,159	—	(2)	1,157
Subtotal MBS – GSEs – multifamily	3,784	—	3,784	—	(11)	3,773
Subtotal MBS – GSEs	6,691	—	6,691	28	(13)	6,706
PLRMBS:
Prime	243	—	243	1	(4)	240
Alt-A	142	(1)	141	6	(2)	145
Subtotal PLRMBS	385	(1)	384	7	(6)	385
Total	$7,546	$(1)	$7,545	$40	$(19)	$7,566
(1) Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $7 and $12 at June 30, 2020, and December 31, 2019, respectively.
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
At June 30, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $6, discounts of $8, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $8, discounts of $11, and credit-related OTTI of $7.
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
The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and six months ended June 30, 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the six months ended June 30, 2020. Under the previous accounting methodology of security impairment, the Bank recognized credit-related net OTTI loss of $5 and $6 during the three and six months ended June 30, 2019, respectively.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of the period	$39	$—
(Charge-offs)/recoveries	(1)	(1)
Provision for/(reversal of) credit losses	(9)	30
Balance, end of the period	$29	$29

To evaluate investment securities for credit loss at June 30, 2020, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at June 30, 2020, approximately 100% of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At June 30, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2020.
As of June 30, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2020, approximately 6% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS, using the effective interest rate, to the amortized cost basis of the securities to determine whether a credit loss exists. The expected credit losses are measured using:
•the remaining payment terms for the security;
•prepayment speeds based on underlying loan-level borrower and loan characteristics;
•expected default rates based on underlying loan-level borrower and loan characteristics;
•expected housing price changes;
•expected interest rate assumptions; and
•loss severities on the collateral supporting each unique PLRMBS based on underlying loan-level borrower and loan characteristics.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of June 30, 2020 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of June 30, 2020, and the related current credit enhancement for the Bank.

June 30, 2020
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	13.4	11.3	68.5	—
Alt-A	14.1	19.5	45.0	2.5
Total	14.1	19.5	45.0	2.5
(1)Weighted average percentage is based on unpaid principal balance.
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance, beginning of the period	$1,004	$1,063	$1,021	$1,077
Additional charges on securities for which OTTI was previously recognized(1)	—	5	—	6
Securities matured during the period(2)	—	(2)	—	(2)
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(14)	(16)	(31)	(31)
Balance, end of the period	$990	$1,050	$990	$1,050
(1)For the three and six months ended June 30, 2019, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2020.
(2)Represents reductions related to securities that, having reached final maturity during the period, are therefore are no longer held by the Bank at the end of the period.
(3)The total net accretion/(amortization) associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, (amount recognized in interest income) totaled $17 and $19 for the three months ended June 30, 2020 and 2019, respectively. The total net accretion/(amortization) associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, (amount recognized in interest income) totaled $37 for the six months ended June 30, 2020 and 2019.
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
The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the six months ended June 30, 2020. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended June 30, 2020, nor during the three and six months ended June 30, 2019.
For the Bank’s PLRMBS, the Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. As a result of improvement in the Bank’s PLRMBS fair values during the three months ended June 30, 2020, the Bank recognized a reversal of credit losses totaling $9 on its PLRMBS portfolio.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.00% to 8.57% at June 30, 2020, and 1.15% to 8.57% at December 31, 2019, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2020		December 31, 2019
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$19,351	1.20%	$32,351	1.91%
After 1 year through 2 years	18,166	1.53	22,380	2.15
After 2 years through 3 years	3,032	2.13	4,847	2.08
After 3 years through 4 years	3,709	2.51	2,909	2.97
After 4 years through 5 years	4,281	1.41	1,461	2.32
After 5 years	1,474	2.22	1,140	2.96
Total par value	50,013	1.52%	65,088	2.08%
Valuation adjustments for hedging activities	785		203
Valuation adjustments under fair value option	175		83
Unamortized discounts	(3)		—
Total	$50,970		$65,374
(1)Carrying amounts exclude accrued interest receivable of $14 and $39 at June 30, 2020, and December 31, 2019, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $22,947 at June 30, 2020, and $14,059 at December 31, 2019. The Bank had advances with partial prepayment symmetry outstanding totaling $3,103 at June 30, 2020, and $3,513 at December 31, 2019. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $8,670 at June 30, 2020, and $14,024 at December 31, 2019.
The Bank had putable advances totaling $220 at June 30, 2020, and $20 at December 31, 2019. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2020, and December 31, 2019, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Within 1 year	$25,221	$39,075	$19,571	$32,371
After 1 year through 2 years	12,316	15,731	18,166	22,380
After 2 years through 3 years	3,032	4,800	3,032	4,847
After 3 years through 4 years	3,709	2,895	3,709	2,909
After 4 years through 5 years	4,261	1,447	4,281	1,461
After 5 years	1,474	1,140	1,254	1,120
Total par value	$50,013	$65,088	$50,013	$65,088
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2020 and 2019. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$15,410	31%	$68	30%	$139	26%
MUFG Union Bank, National Association	8,400	17	44	19	106	19
JPMorgan Chase Bank, National Association(2)	3,052	6	10	5	34	6
CIT Bank, National Association	2,850	5	6	3	16	3
First Technology Federal Credit Union	2,450	5	12	5	23	4
Subtotal	32,162	64	140	62	318	58
Others	17,851	36	88	38	229	42
Total par value	$50,013	100%	$228	100%	$547	100%

	June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$13,650	20%	$92	21%	$195	21%
First Republic Bank	9,800	15	64	14	113	13
Wells Fargo & Company
Wells Fargo Financial National Bank West	8,000	12	53	12	101	11
Wells Fargo Bank, National Association(2)	43	—	1	—	1	—
Subtotal Wells Fargo & Company	8,043	12	54	12	102	11
Bank of the West	6,607	10	41	9	84	9
JPMorgan Chase Bank, National Association(2)	5,057	8	51	12	111	12
Subtotal	43,157	65	302	68	605	66
Others	23,702	35	142	32	317	34
Total par value	$66,859	100%	$444	100%	$922	100%
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
In addition, the Bank lends to eligible borrowers in accordance with federal law and Finance Agency regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
•one-to-four-family first lien residential mortgage loans;
•securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae;
•cash or deposits in the Bank;

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•certain other real estate-related collateral, such as multifamily loans, commercial real estate loans, and second lien residential mortgage loans or home equity loans; and
•small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions.

At June 30, 2020, and December 31, 2019, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2020, or during 2019.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2020, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of June 30, 2020, and December 31, 2019.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2019 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2020, and December 31, 2019, are detailed below:

	June 30, 2020	December 31, 2019
Par value of advances:
Fixed rate:
Due within 1 year	$15,442	$15,327
Due after 1 year	24,562	21,337
Total fixed rate	40,004	36,664
Adjustable rate:
Due within 1 year	3,909	17,024
Due after 1 year	6,100	11,400
Total adjustable rate	10,009	28,424
Total par value	$50,013	$65,088
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2020, or December 31, 2019. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the three and six months ended June 30, 2020 and 2019, as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment fees received	$35	$—	$39	$—
Fair value adjustments	(24)	—	(27)	1
Net	$11	$—	$12	$1
Advance principal prepaid	$14,573	$719	$16,786	$2,731

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of June 30, 2020, and December 31, 2019, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2020	December 31, 2019
Fixed rate medium-term mortgage loans	$32	$27
Fixed rate long-term mortgage loans	2,807	3,199
Subtotal	2,839	3,226
Unamortized premiums	56	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio(1)	2,893	3,314
Less: Allowance for credit losses	(5)	—
Total mortgage loans held for portfolio, net	$2,888	$3,314
(1)Excludes accrued interest receivable of $18 and $19 at June 30, 2020, and December 31, 2019, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at June 30, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$76	$5	$81
60 – 89 days delinquent	126	8	134
90 days or more delinquent	9	5	14
Total past due	211	18	229
Total current loans	2,454	210	2,664
Total MPF(2)	$2,665	$228	$2,893
In process of foreclosure, included above(3)			$2
Nonaccrual loans(2)(4)			$14
Serious delinquencies as a percentage of total mortgage loans outstanding(5)			0.49%

December 31, 2019
Payment Status	Recorded Investment(1)
30 – 59 days delinquent	$15
60 – 89 days delinquent	2
90 days or more delinquent	7
Total past due	24
Total current loans	3,310
Total MPF	$3,334
In process of foreclosure, included above(3)	$—
Nonaccrual loans	$7
Serious delinquencies as a percentage of total mortgage loans outstanding(5)	0.22%
(1) With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, payment status of mortgage loans is disclosed at amortized cost. The recorded investment at December 31, 2019, in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance. The amortized cost at June 30, 2020, in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2) At June 30, 2020, unpaid principal balances of conventional mortgage loans held in portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $210. Of that total, $13 were current, $65 were 30 to 59 days past due, $125 were 60 to 90 days past due, and $7 were greater than 90 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 7% of the Bank’s mortgage loans held for portfolio at June 30, 2020.
(3) Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4) At June 30, 2020, $13 of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(5) Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDR for certain loan modifications related to the COVID-19 pandemic. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (i) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (ii) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020, or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs from its participating members under the MPF Government Product. Participating members originate or purchase mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The participating members may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period. The accrual status for loans under forbearance will be driven by the past due status of the loan.
Allowance for Credit Losses on MPF Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At June 30, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
Certain MPF loans may be evaluated for credit losses by the Bank using the practical expedient for collateral-dependent assets. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The Bank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third-party estimates or property valuation models. The expected credit loss of a collateral-dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The Bank will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit loss.
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and six months ended June 30, 2020. The Bank recorded a de minimis allowance for credit losses on the mortgage loan portfolio for the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of the period	$3	$—
Adjustment for cumulative effect of accounting change	—	3
Provision for/(reversal of) credit losses	2	2
Balance, end of the period	$5	$5

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
Deposits and interest rate payment terms for deposits as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$778	0.01%	$427	1.30%
Fixed rate	15	0.01	—	—
Total interest-bearing deposits	793		427
Non-interest-bearing deposits	149		110
Total	$942		$537

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2020		December 31, 2019
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$55,308	0.25%	$53,549	1.68%
After 1 year through 2 years	8,091	0.45	13,853	1.67
After 2 years through 3 years	456	1.77	770	1.93
After 3 years through 4 years	105	2.59	135	2.74
After 4 years through 5 years	737	1.84	937	2.08
After 5 years	1,721	2.71	2,126	2.94
Total par value	66,418	0.37%	71,370	1.73%
Unamortized premiums	9		1
Unamortized discounts	(7)		(10)
Valuation adjustments for hedging activities	26		9
Fair value option valuation adjustments	3		2
Total	$66,449		$71,372
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $2,635 at June 30, 2020, and $6,345 at December 31, 2019. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $65 at June 30, 2020, and $2,085 at December 31, 2019. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at June 30, 2020, and December 31, 2019, was as follows:

	June 30, 2020	December 31, 2019
Par value of consolidated obligation bonds:
Non-callable	$63,783	$65,025
Callable	2,635	6,345
Total par value	$66,418	$71,370
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2020, and December 31, 2019, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2020	December 31, 2019
Within 1 year	$57,508	$58,239
After 1 year through 2 years	8,331	12,768
After 2 years through 3 years	451	195
After 3 years through 4 years	40	70
After 4 years through 5 years	37	47
After 5 years	51	51
Total par value	$66,418	$71,370
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$19,429	0.42%	$27,447	1.61%
Unamortized discounts	(13)		(71)
Total	$19,416		$27,376
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2020, and December 31, 2019, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2019 Form 10-K.

	June 30, 2020	December 31, 2019
Par value of consolidated obligations:
Bonds:
Fixed rate	$5,490	$10,993
Adjustable rate	60,868	60,117
Step-up	60	60
Step-down	—	100
Range bonds	—	100
Total bonds, par value	66,418	71,370
Discount notes, par value	19,429	27,447
Total consolidated obligations, par value	$85,847	$98,817
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2020, or December 31, 2019. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the three months ended June 30, 2020 and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2019	$6	$301	$(3)	$(17)	$287
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(2)	—		(2)
Net change in fair value	9	2			11
Accretion of non-credit loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	9	3	1	—	13
Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300

Balance, March 31, 2020	$(213)	$—	$(1)	$(14)	$(228)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	192	—			192
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	192	—	1	—	193
Balance, June 30, 2020	$(21)	$—	$—	$(14)	$(35)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2020 and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(2)	—		(2)
Net change in fair value	47	16			63
Accretion of non-credit loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	47	17	1	—	65
Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300

Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(310)	—			(310)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(310)	—	1	—	(309)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, June 30, 2020	$(21)	$—	$—	$(14)	$(35)
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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of June 30, 2020, the Bank was in compliance with this capital guidance.
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
As of June 30, 2020, and December 31, 2019, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	June 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Risk-based capital	$1,390	$6,245	$1,519	$6,605
Total regulatory capital	$3,738	$6,245	$4,274	$6,605
Total regulatory capital ratio	4.00%	6.68%	4.00%	6.18%
Leverage capital	$4,672	$9,368	$5,342	$9,908
Leverage ratio	5.00%	10.03%	5.00%	9.27%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $83 outstanding to three institutions at June 30, 2020, and $138 outstanding to three institutions at December 31, 2019. The change in mandatorily redeemable capital stock for three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at the beginning of the period	$83	$227	$138	$227
Reclassified from/(to) capital during the period	—	—	3	—
Repurchase of excess mandatorily redeemable capital stock	—	(89)	(58)	(89)
Balance at the end of the period	$83	$138	$83	$138
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $2 and $4 for the three months ended June 30, 2020 and 2019, respectively, and in the amount of $4 and $8 for the six months ended June 30, 2020 and 2019, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2020, and December 31, 2019.

Contractual Redemption Period	June 30, 2020	December 31, 2019
Within 1 year	$81	$135
Past contractual redemption date because of remaining activity(1)	2	3
Total	$83	$138
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 234% as of June 30, 2020.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2,500 from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2,400. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. The Bank’s restricted retained earnings totaled $729 and $713 at June 30, 2020, and December 31, 2019, respectively. The Bank’s unrestricted retained earnings totaled $2,765 and $2,754 at June 30, 2020, and December 31, 2019, respectively.
For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.
Partial Recovery of Prior Capital Distribution to Financing Corporation – The Competitive Equality Banking Act of 1987 was enacted in August 1987, to, among other things, provide for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation. Capital distributions from the FHLBanks provided the capitalization of the Financing Corporation, in exchange for Financing Corporation nonvoting capital stock. Capital distributions made by the FHLBanks in 1987, 1988, and 1989, aggregated to $680. Upon passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the Bank’s previous investment in the Financing Corporation’s capital stock was determined to be non-redeemable; the Bank charged off its prior capital distributions to the Financing Corporation directly against retained earnings.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On October 2, 2019, the Financing Corporation commenced the process of dissolution and determined that excess funds aggregating to $200 were available for distribution to its stockholders, the FHLBanks. The Bank’s partial recovery, which was determined based on its share of the $680 originally contributed, approximated $40. The Financing Corporation dissolved on July 6, 2020. The Bank received these funds in the second quarter of 2020 and treated receipt of these funds as a return of the Bank’s investment in Financing Corporation capital stock, and therefore as a partial recovery of the prior capital distributions made by the Bank to the Financing Corporation in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $211, or 0.23% of total assets as of June 30, 2020. Excess capital stock totaled $197, or 0.18% of total assets as of December 31, 2019.
In the second quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $40, including $38 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock. In the second quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $52 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock.
In the first six months of 2020, the Bank paid dividends at an annualized rate of 5.99%, totaling $94, including $90 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock. In the first six months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $110, including $102 in dividends on capital stock and $8 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 23, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2020 at an annualized rate of 5.00%, totaling $38, including $37 in dividends on capital stock and $1 in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 23, 2020. The Bank expects to pay the dividend on August 11, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2020.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may change this practice at any time. The Bank repurchased $707 and $423 in excess capital stock during the second quarter of 2020 and 2019, respectively, and $1,138 and $767 in excess capital stock during the first six months of 2020 and 2019, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2020 and 2019, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2020, or December 31, 2019.

	June 30, 2020		December 31, 2019
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$478	17%	$368	12%
MUFG Union Bank, National Association	261	10	394	12
Subtotal	739	27	762	24
Others	2,012	73	2,376	76
Total	$2,751	100%	$3,138	100%

Note 10 — Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with ineffectiveness from fair value hedges that are recorded in the same line as the earnings effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance.
For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank’s 2019 Form 10-K.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
June 30, 2020	$69	$75	$144	$3	$(10)	$2	$149	$(9)	$43	$97
June 30, 2019	79	58	137	23	—	4	110	(7)	48	55
Six months ended:
June 30, 2020	$132	$87	$219	$74	$(18)	$4	$159	$9	$79	$89
June 30, 2019	165	126	291	34	(5)	8	254	8	91	171
(1) The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $17 and $19 for the three months ended June 30, 2020 and 2019; and totaled $37 for the six months ended June 30, 2020 and 2019. The mortgage-related business includes a provision for/(reversal of) credit losses of $(7) and $32 for the three and six months ended June 30, 2020, respectively. The mortgage-related business does not include credit-related OTTI losses of $5 and $6 for the three and six months ended June 30, 2019, respectively.
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
The following table presents total assets by operating segment at June 30, 2020, and December 31, 2019.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2020	$73,306	$20,134	$93,440
December 31, 2019	85,709	21,133	106,842

Note 11 — Derivatives and Hedging Activities
General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances or the issuance of consolidated obligations to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and consolidated obligations are transacted and generally have the same maturity dates as the related hedged instrument. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction either directly with the executing bank or broker-dealer or on a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization (clearinghouse) once the derivative transaction has been accepted for clearing. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives cleared at a clearinghouse. The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument or (ii) an economic hedge of assets, liabilities, or other derivatives.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information related to the Bank’s interest rate exchange agreement instruments and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities” in the Bank’s 2019 Form 10-K. For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2020, and December 31, 2019. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,324	$13	$792	$39,622	$31	$370
Total	45,324	13	792	39,622	31	370
Derivatives not designated as hedging instruments:
Interest rate swaps	45,558	11	33	60,424	13	14
Interest rate caps and floors	980	—	—	980	—	—
Mortgage delivery commitments	20	—	—	46	—	—
Total	46,558	11	33	61,450	13	14
Total derivatives before netting and collateral adjustments	$91,882	24	825	$101,072	44	384
Netting adjustments and cash collateral(1)		26	(824)		(11)	(384)
Total derivative assets and total derivative liabilities		$50	$1		$33	$—
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $859 and $378 at June 30, 2020, and December 31, 2019, respectively. Cash collateral received and related accrued interest was $10 and $5 at June 30, 2020, and December 31, 2019, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$142	$61	$(82)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(86)	$(81)	$2
Hedged items	(12)	22	6
Net gain/(loss) on fair value hedging relationships	$(98)	$(59)	$8

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$456	$82	$(442)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(174)	$(242)	$22
Hedged items	185	226	(29)
Net gain/(loss) on fair value hedging relationships	$11	$(16)	$(7)

	Six Months Ended June 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$421	$112	$(358)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(737)	$(1,049)	$28
Hedged items	598	915	(17)
Net gain/(loss) on fair value hedging relationships	$(139)	$(134)	$11

	Six Months Ended June 30, 2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$954	$161	$(897)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(256)	$(370)	$41
Hedged items	288	343	(57)
Net gain/(loss) on fair value hedging relationships	$32	$(27)	$(16)
(1)Includes net interest settlements.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2020, and December 31, 2019.

	June 30, 2020
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$31,579	$774	$11	$785
AFS securities	14,206	1,058	288	1,346
Consolidated obligation bonds	(1,954)	(26)	—	(26)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2019
Hedged Item Type	Amortized Cost of Hedged Asset/(Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost
Advances	$22,900	$204
AFS securities	12,877	431
Consolidated obligation bonds	(4,840)	(9)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(3)	$(62)	$(146)	$(85)
Interest rate caps and floors	—	—	—	(1)
Net settlements	(10)	—	(18)	(5)
Mortgage delivery commitments	(1)	1	3	2
Net gain/(loss) on derivatives and hedging activities	$(14)	$(61)	$(161)	$(89)
Credit Risk. The Bank is subject to credit risk from potential nonperformance by counterparties to the interest rate exchange agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies, credit guidelines, and Finance Agency and other regulations. The Bank also requires credit support agreements on all uncleared derivatives.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2020, was $817, for which the Bank had posted cash collateral of $851 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2020, and December 31, 2019.

	June 30, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$15	$21	$36	$—	$36
Cleared	9	5	14	(521)	535
Total			$50		$571
Derivative Liabilities
Uncleared	$821	$(820)	$1	$—	$1
Cleared	4	(4)	—	—	—
Total			$1		$1

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$34	$(16)	$18	$—	$18
Cleared	10	5	15	(381)	396
Total			$33		$414
Derivative Liabilities
Uncleared	$382	$(382)	$—	$—	$—
Cleared	2	(2)	—	—	—
Total			$—		$—

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2020, and December 31, 2019. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2020, and December 31, 2019. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	June 30, 2020
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$173	$173	$173	$—	$—	$—
Interest-bearing deposits	2,615	2,615	2,615	—	—	—
Securities purchased under agreements to resell	5,000	5,000	—	5,000	—	—
Federal funds sold	4,598	4,598	—	4,598	—	—
Trading securities	4,301	4,301	—	4,301	—	—
AFS securities	16,282	16,282	—	14,057	2,225	—
HTM securities	6,233	6,266	—	5,940	326	—
Advances	50,970	51,114	—	51,114	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,888	2,988	—	2,988	—	—
Accrued interest receivable	111	111	—	111	—	—
Derivative assets, net(1)	50	50	—	24	—	26
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	942	942	—	942	—	—
Consolidated obligations:
Bonds	66,449	66,511	—	66,511	—	—
Discount notes	19,416	19,423	—	19,423	—	—
Total consolidated obligations	85,865	85,934	—	85,934	—	—
Mandatorily redeemable capital stock	83	83	83	—	—	—
Accrued interest payable	44	44	—	44	—	—
Derivative liabilities, net(1)	1	1	—	825	—	(824)
Other
Standby letters of credit	32	32	—	32	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$118	$118	$118	$—	$—	$—
Interest-bearing deposits	2,269	2,269	2,269	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	3,562	3,562	—	3,562	—	—
Trading securities	1,766	1,766	—	1,766	—	—
AFS securities	15,495	15,495	—	12,898	2,597	—
HTM securities	7,545	7,566	—	7,181	385	—
Advances	65,374	65,492	—	65,492	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,314	3,332	—	3,332	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	33	33	—	44	—	(11)
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	537	537	—	537	—	—
Consolidated obligations:
Bonds	71,372	71,386	—	71,386	—	—
Discount notes	27,376	27,378	—	27,378	—	—
Total consolidated obligations	98,748	98,764	—	98,764	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	164	164	—	164	—	—
Derivative liabilities, net(1)	—	—	—	384	—	(384)
Other
Standby letters of credit	32	32	—	32	—	—
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
The application of the fair value hierarchy to the Bank’s financial assets and financial liabilities that are carried at fair value either on a recurring or non-recurring basis is as follows:
•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•Level 2 – Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – Unobservable inputs for the asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2020:
•Trading securities
•AFS securities
•Certain advances
•Derivative assets and liabilities
•Certain consolidated obligation bonds
•Certain other assets
For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the periods presented, the Bank did not have any reclassifications for transfers in or out of level 3 of the fair value hierarchy.
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Value” in the Bank’s 2019 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the six months ended June 30, 2020.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2020, and December 31, 2019, by level within the fair value hierarchy.

June 30, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$4,298	$—	$—	$4,298
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,301	—	—	4,301
AFS securities:
U.S. obligations – Treasury securities	—	5,326	—	—	5,326
MBS:
GSEs – multifamily	—	8,731	—	—	8,731
PLRMBS	—	—	2,225	—	2,225
Subtotal MBS	—	8,731	2,225	—	10,956
Total AFS securities	—	14,057	2,225	—	16,282
Advances(2)	—	3,478	—	—	3,478
Derivative assets, net: interest rate-related	—	24	—	26	50
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$21,860	$2,225	$26	$24,130
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$128	$—	$—	$128
Derivative liabilities, net: interest rate-related	—	825	—	(824)	1
Total recurring fair value measurements – Liabilities	$—	$953	$—	$(824)	$129
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$4	$—	$4
Total nonrecurring fair value measurements – Assets	$—	$—	$4	$—	$4

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	1,766	—	—	1,766
AFS securities:
U.S. obligations – Treasury securities	—	5,288	—	—	5,288
MBS:
GSEs – multifamily	—	7,610	—	—	7,610
PLRMBS	—	—	2,597	—	2,597
Subtotal MBS	—	7,610	2,597	—	10,207
Total AFS securities	—	12,898	2,597	—	15,495
Advances(2)	—	4,370	—	—	4,370
Derivative assets, net: interest rate-related	—	44	—	(11)	33
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$19,078	$2,597	$(11)	$21,683
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$337	$—	$—	$337
Derivative liabilities, net: interest rate-related	—	384	—	(384)	—
Total recurring fair value measurements – Liabilities	$—	$721	$—	$(384)	$337
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2020, and December 31, 2019.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2020, and December 31, 2019.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2020, and the year ended December 31, 2019.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2020	June 30, 2019
Balance, beginning of the period	$2,226	$3,055
Total gain/(loss) realized and unrealized included in:
Interest income	17	19
(Provision for)/reversal of credit losses	10	—
Other income, net	—	(4)
Unrealized gain/(loss) included in AOCI	94	2
Settlements	(122)	(143)
Balance, end of the period	$2,225	$2,929
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$26	$13

	Six Months Ended
	June 30, 2020	June 30, 2019
Balance, beginning of the period	$2,597	$3,157
Total gain/(loss) realized and unrealized included in:
Interest income/(loss)	36	37
(Provision for)/reversal of credit losses	(29)	—
Other income, net	—	(5)
Unrealized gain/(loss) included in AOCI	(140)	16
Settlements	(240)	(276)
Transfers of HTM securities to AFS securities	1	—
Balance, end of the period	$2,225	$2,929
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$7	$30
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
The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2020 and 2019:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2020		June 30, 2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,334	$254	$5,053	$1,191
New transactions elected for fair value option	—	—	74	—
Maturities and terminations	(868)	(125)	(655)	(253)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	14	—	57	5
Change in accrued interest	(2)	(1)	—	—
Balance, end of the period	$3,478	$128	$4,529	$943

	Six Months Ended
	June 30, 2020		June 30, 2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,370	$337	$5,133	$2,019
New transactions elected for fair value option	7,070	—	74	—
Maturities and terminations	(8,065)	(210)	(780)	(1,083)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	105	2	103	12
Change in accrued interest	(2)	(1)	(1)	(5)
Balance, end of the period	$3,478	$128	$4,529	$943
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk, which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2020 and 2019. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
•The Bank is a federally chartered GSE, and as a result of this status, the consolidated obligations have historically received the same credit ratings as the government bond credit rating of the United States, even though they are not obligations of the United States and are not guaranteed by the United States.
•The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2020, and December 31, 2019:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2020			December 31, 2019
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,303	$3,478	$175	$4,287	$4,370	$83
Consolidated obligation bonds	125	128	3	335	337	2
(1) At June 30, 2020, and December 31, 2019, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $915,753 at June 30, 2020, and $1,025,895 at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $85,847 at June 30, 2020, and $98,817 at December 31, 2019. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2019 Form 10-K.
Off-balance sheet commitments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020			December 31, 2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$18,874	$4,853	$23,727	$16,898	$4,658	$21,556
Commitments to issue consolidated obligation discount notes, par	31	—	31	805	—	805
Commitments to purchase mortgage loans	20	—	20	46	—	46
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At June 30, 2020, the original terms of these standby letters of credit range from 7 days to 15 years, including a final expiration in 2035. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $32 at June 30, 2020, and December 31, 2019. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2020, and December 31, 2019.
There were no commitments to fund advances at June 30, 2020, and December 31, 2019. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank has pledged securities as collateral related to derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of June 30, 2020, the Bank had pledged total collateral of $1,380, including securities with a carrying value of $521, all of which may be repledged, and cash collateral and related accrued interest of $859 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2019, the Bank had pledged total collateral of $759, including securities with a carrying value of $381, all of which may be repledged, and cash collateral and related accrued interest of $378 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

	June 30, 2020	December 31, 2019
Assets:
Advances	$4,022	$3,697
Mortgage loans held for portfolio	—	8
Accrued interest receivable	5	6
Liabilities:
Deposits	$18	$22
Capital:
Capital Stock	$135	$132

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income:
Advances	$20	$22	$40	$44
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2020, and December 31, 2019, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2019 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $2 and $1 at June 30, 2020, and December 31, 2019, respectively, and were recorded in the Statements of Condition in the Interest-bearing deposits line item.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2020 and 2019, the Bank extended overnight loans to other FHLBanks for $900 and $1,450, respectively. During the six months ended June 30, 2020 and 2019, the Bank borrowed $860 and $1,525, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended June 30, 2020 and 2019, the Bank recorded de minimis amounts in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense. For the six months ended June 30, 2020 and 2019, the Bank recorded $1 and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the three and six months ended June 30, 2020 and 2019, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the six months ended June 30, 2020 and 2019, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 15 — Subsequent Events
On April 6, 2020, the Bank filed a proof of claim as a “potentially eligible claimant” to share in disgorgement proceeds paid into a distribution fund in connection with a Securities and Exchange Commission enforcement action. On July 31, 2020, the Bank received payment of disgorgement proceeds in the amount of $85 and recorded the proceeds in other income in the third quarter of 2020.
There were no other material subsequent events identified, subsequent to June 30, 2020, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess capital stock, future other-than-temporary impairment losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;
•the volatility of market prices, rates, and indices;
•the timing and volume of market activity;
•political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as the impact of any government-sponsored enterprises (GSE) legislative reforms, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
•changes in the Bank’s capital structure and composition;
•the ability of the Bank to pay dividends or redeem or repurchase capital stock;
•membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
•the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks;
•changes in Bank members’ demand for Bank advances;
•changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank’s derivative counterparties;
•changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and the related credit enhancement protections;
•changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;
•competitive forces, including the availability of other sources of funding for Bank members;
•the willingness of the Bank’s members to do business with the Bank;
•changes in investor demand for consolidated obligations (including the terms of consolidated obligations) and/or the terms of interest rate exchange or similar agreements;
•the impact of any changes and developments in FHLBank System-wide debt issuance and governance practices;
•the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;
•changes in key Bank personnel;
•technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;
•changes in the FHLBanks’ long-term credit ratings;
•the impending discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequences it could have for market participants, including the Bank; and
•natural disasters, pandemics, or other widespread health emergencies (such as the outbreak of COVID-19), terrorist attacks, or other unanticipated or catastrophic events.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Form 10-Q for the quarter ended March 31, 2020, in this report, and in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

Quarterly Overview
Net income for the second quarter of 2020 was $88 million, compared with net income of $49 million for the second quarter of 2019. The $39 million increase in net income relative to the prior-year period primarily reflected a $32 million increase in net interest income, from $110 million for the second quarter of 2019 to $142 million for the second quarter of 2020, and a reversal of current expected credit losses of $7 million for the second quarter of 2020. The increase in net interest income was primarily attributable to an increase of $27 million in net fair value gains on designated fair value hedges, from a loss of $16 million for the second quarter of 2019 to a gain of $11 million for the second quarter of 2020, as well as higher spreads on interest-earning assets.
Retained earnings was $3.5 billion at June 30, 2020, and December 31, 2019. Net income in the first six months of 2020 was $80 million, and the Bank received a credit to unrestricted retained earnings related to the partial recovery of the investment in the Financing Corporation of $40 million. These increases to retained earnings were partially offset by cash dividends of $90 million paid at an annualized rate of 5.99% during the six months ended June 30, 2020.
Total assets decreased $13.4 billion during the first six months of 2020, to $93.4 billion at June 30, 2020, from $106.8 billion at December 31, 2019. Total advances decreased $14.4 billion, to $51.0 billion at June 30, 2020, from $65.4 billion at December 31, 2019. The decrease in advances primarily reflected reduced member liquidity needs as a result of the impact of the COVID-19 pandemic on the economy and on our members. The decrease in advances was partially offset by an increase in investments of $1.4 billion, to $39.0 billion at June 30, 2020, from $37.6 billion at December 31, 2019.
Accumulated other comprehensive income/(loss) (AOCI) decreased by $309 million during the first six months of 2020, to accumulated other comprehensive loss of $35 million at June 30, 2020, from accumulated other comprehensive income of $274 million at December 31, 2019. The decrease in AOCI during the first six months of 2020 primarily reflected lower fair values of mortgage-backed securities classified as available-for-sale.
On July 23, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2020 at an annualized rate of 5.00%. The dividend will total $38 million, including $1 million in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the third quarter of 2020. The Bank recorded the dividend on July 23, 2020, and expects to pay the dividend on August 11, 2020. As a result of the COVID-19 pandemic and the measures taken to contain the spread of the virus, U.S. and global economies face great challenges and ongoing uncertainty. To preserve capital in this uncertain environment, the Bank’s Board of Directors has decided to pay a quarterly dividend rate at the low end of the range stated in the Bank's dividend philosophy.
As of June 30, 2020, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 6.7%, exceeding the 4.0% requirement. The Bank had $6.2 billion in permanent capital, exceeding its risk-based capital requirement of $1.4 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters. In addition, management will continue to monitor the COVID-19 pandemic’s impact on the Bank’s financial condition and operations, including the Bank’s liquidity, advance levels, funding spreads, and workforce effectiveness.

On July 6, 2020, the Financing Corporation, formed pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to provide financing for the resolution of failed savings and loan associations, was dissolved. In connection with the dissolution of the Financing Corporation the Bank received approximately $40 million as a partial recovery of its investment in the Financing Corporation, with the amount determined based on its share of the $680 million originally contributed. The Bank treated receipt of these funds as a return of the Bank’s investment in Financing Corporation capital stock, and therefore as a partial recovery of the prior capital distributions made by the Bank to the Financing Corporation in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings during the second quarter of 2020.
On April 6, 2020, the Bank filed a proof of claim as a “potentially eligible claimant” to share in disgorgement proceeds paid into a distribution fund in connection with a Securities and Exchange Commission enforcement action. On July 31, 2020, the Bank received payment of disgorgement proceeds in the amount of $85 million.
COVID-19 Pandemic Impact. In the second quarter of 2020, the COVID-19 pandemic continued to impact the financial markets, and created substantial uncertainty about future economic activity and the Bank’s operating environment. In particular, the Federal Reserve committed to using its full range of tools to support the economy and indicated that quantitative easing would continue. At the end of the second quarter, the Federal Reserve maintained the Federal funds target range and said it would maintain its quantitative easing, repurchase agreement, and overnight lending programs to keep credit available to the financial markets. The emergency actions that the Federal Reserve took helped facilitate liquidity and supported stability in the fixed income markets, but contributed to the significant reduction in advances demand from members.
The Bank’s operations in the second quarter of 2020 continued to be affected by the COVID-19 pandemic. The Bank’s staff began working remotely in mid-March 2020. During the second quarter of 2020, the Bank experienced an increase in operational incidents compared to the prior quarter. However, the Bank has not experienced any significant adverse impact on its operations or on the effectiveness of its internal control over financial reporting as a result of the increase in operational incidents. The ultimate impact of the disruption caused by the outbreak is uncertain. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents and cyber-security threats, along with operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
The Bank relies on vendors and other third parties to perform certain critical services. If one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and manage its business effectively.
To address the operational impact of the pandemic, the Bank maintains a Board-approved Business Continuity Management Program, along with a Crisis Management Plan and Business Continuity Plans, that are updated and tested annually. For a discussion of the Bank’s Business Continuity Management Program, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations – Quarterly Overview” in the Bank’s Form 10-Q for the quarter ended March 31, 2020.
The Bank continued to meet its funding needs throughout the second quarter of 2020. As a consequence of the Federal Reserve’s response to market disruptions caused by the COVID-19 pandemic, interest rates declined significantly, funding markets stabilized, and investor demand for System consolidated obligations improved.
The effects of the COVID-19 pandemic, and of governmental and public actions taken in response, on the global and U.S. economy and on the Bank are continuing to evolve, and the full duration and impact of the pandemic, including a second outbreak of the pandemic, and subsequent governmental and public actions are uncertain.
During the COVID-19 pandemic, future demand for advances may continue to decrease because of further government intervention, lower interest rates, and reduced member asset activity. The risk of credit losses is likely to increase. In addition, other possible effects from the COVID-19 pandemic on the Bank may include, but are not limited to, further disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets.

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) is available to financial institutions for loan modifications related to the adverse effects of the COVID-19 pandemic. In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act. For more information related to the CARES Act, see “Item 1. Financial Statements – Note 1 – Basis of Presentation” and “Item 1. Financial Statements – Note 5 – Mortgage Loans Held for Portfolio.”
The Bank has implemented certain relief measures to help members serve customers affected by the COVID-19 pandemic, such as accommodating forbearance and modifications to pledged loan collateral and allowing electronic signatures on loan documentation in specific circumstances. For a discussion of the Bank’s relief measures, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview” in the Bank’s Form 10-Q for the quarter ended March 31, 2020.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Selected Balance Sheet Items at Quarter End
Total Assets	$93,440	$124,870	$106,842	$104,153	$106,762
Advances	50,970	77,872	65,374	62,826	67,189
Mortgage Loans Held for Portfolio, Net	2,888	3,239	3,314	3,382	3,327
Investments(1)	39,029	43,016	37,637	37,490	35,180
Consolidated Obligations:(2)
Bonds	66,449	77,937	71,372	67,431	73,915
Discount Notes	19,416	39,102	27,376	28,605	24,901
Mandatorily Redeemable Capital Stock	83	83	138	138	138
Capital Stock —Class B —Putable	2,668	3,231	3,000	2,898	2,967
Unrestricted Retained Earnings	2,765	2,691	2,754	2,715	2,719
Restricted Retained Earnings	729	713	713	690	678
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(35)	(228)	274	267	300
Total Capital	6,127	6,407	6,741	6,570	6,664
Selected Operating Results for the Quarter
Net Interest Income	$142	$49	$165	$112	$110
Provision for/(Reversal of) Credit Losses	(7)	39	—	—	—
Other Income/(Loss)	(9)	18	10	3	(7)
Other Expense	43	36	49	47	48
Affordable Housing Program Assessment	9	—	13	7	6
Net Income/(Loss)	$88	$(8)	$113	$61	$49
Selected Other Data for the Quarter
Net Interest Margin(3)	0.51%	0.18%	0.63%	0.44%	0.41%
Operating Expenses as a Percent of Average Assets	0.13	0.12	0.17	0.15	0.15
Return on Average Assets	0.32	(0.03)	0.43	0.24	0.18
Return on Average Equity	5.66	(0.46)	6.82	3.65	2.91
Annualized Dividend Rate	5.00	7.00	7.00	7.00	7.00
Dividend Payout Ratio(4)	42.93	—	45.18	86.78	108.09
Average Equity to Average Assets Ratio	5.64	6.09	6.37	6.47	6.16
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.68	5.38	6.18	6.18	6.09
Duration Gap (in months)	1	—	1	1	1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2020	$915,753
March 31, 2020	1,174,670
December 31, 2019	1,025,895
September 30, 2019	1,010,271
June 30, 2019	1,048,412
(3)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(4)This ratio is calculated as dividends per share divided by net income per share.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2020 and 2019, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2020 Compared to Second Quarter of 2019

Average Balance Sheets

	Three Months Ended
	June 30, 2020			June 30, 2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,351	$1	0.15%	$1,975	$12	2.49%
Securities purchased under agreements to resell	5,410	1	0.06	8,895	54	2.45
Federal funds sold	6,513	1	0.06	5,650	36	2.54
Trading securities:
Mortgage-backed securities (MBS)	3	—	3.24	4	—	3.81
Other investments	4,310	22	2.08	361	3	2.69
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	11,021	57	2.08	8,133	82	4.06
Other investments(3)	5,339	4	0.27	—	—	—
Held-to-maturity (HTM) securities:(1)
MBS	6,459	29	1.82	9,936	75	3.01
Other investments	—	—	—	55	—	2.86
Mortgage loans held for portfolio	3,091	16	2.04	3,254	11	1.36
Advances(3)	64,129	142	0.89	69,665	456	2.63
Loans to other FHLBanks	—	—	—	13	—	2.43
Total interest-earning assets	110,626	273	0.99	107,941	729	2.71
Other assets(4)(5)	(537)	—		1,051	—
Total Assets	$110,089	$273		$108,992	$729
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$73,927	$82	0.45%	$72,667	$442	2.44%
Discount notes	28,317	47	0.67	28,065	171	2.45
Deposits and other borrowings	919	—	0.16	289	2	2.38
Mandatorily redeemable capital stock	83	2	7.81	200	4	7.86
Borrowings from other FHLBanks	—	—	—	16	—	2.44
Total interest-bearing liabilities	103,246	131	0.51	101,237	619	2.45
Other liabilities(4)	638	—		1,042	—
Total Liabilities	103,884	131		102,279	619
Total Capital	6,205	—		6,713	—
Total Liabilities and Capital	$110,089	$131		$108,992	$619
Net Interest Income		$142			$110
Net Interest Spread(6)			0.48%			0.26%
Net Interest Margin(7)			0.51%			0.41%
Interest-earning Assets/Interest-bearing Liabilities	107.15%			106.62%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $14 million and $16 million for the three months ended June 30, 2020 and 2019, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	$(2)	$—	$(3)
Net gain/(loss) on derivatives and hedged items	2	9	—	11
Net interest settlements on derivatives	(99)	(66)	8	(157)
Total net interest income/(expense)	$(98)	$(59)	$8	$(149)

	Three Months Ended
	June 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$(2)	$(13)	$(1)	$(16)
Net interest settlements on derivatives	13	(3)	(6)	4
Total net interest income/(expense)	$11	$(16)	$(7)	$(12)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on HTM securities for the second quarter of 2020. Includes non-credit-related OTTI losses on AFS and HTM securities for the second quarter of 2019.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the second quarter of 2020 was $142 million, a 29% increase from $110 million in the second quarter of 2019. The following table details the changes in interest income and interest expense for the second quarter of 2020 compared to the second quarter of 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(11)	$7	$(18)
Securities purchased under agreements to resell	(53)	(15)	(38)
Federal funds sold	(35)	5	(40)
Trading securities: Other investments	19	20	(1)
AFS securities:
MBS(2)	(25)	23	(48)
Other investments(2)	4	4	—
HTM securities: MBS	(46)	(22)	(24)
Mortgage loans held for portfolio	5	(1)	6
Advances(2)	(314)	(34)	(280)
Total interest-earning assets	(456)	(13)	(443)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(360)	7	(367)
Discount notes	(124)	2	(126)
Deposits and other borrowings	(2)	1	(3)
Mandatorily redeemable capital stock	(2)	(2)	—
Total interest-bearing liabilities	(488)	8	(496)
Net interest income	$32	$(21)	$53
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 51 basis points for the second quarter of 2020, 10 basis points higher than the net interest margin for the second quarter of 2019, which was 41 basis points. The net interest spread was 48 basis points for the second quarter of 2020, 22 basis points higher than the net interest spread for the second quarter of 2019, which was 26 basis points. These increases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2020 and 2019.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2020	June 30, 2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(18)	$—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	14	52
Net gain/(loss) on derivatives and hedging activities	(14)	(61)
Other, net	9	2
Total Other Income/(Loss)	$(9)	$(7)
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(18) million and a de minimis amount for the three months ended June 30, 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2020	June 30, 2019
Advances	$14	$57
Consolidated obligation bonds	—	(5)
Total	$14	$52
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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2020 and 2019.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	Three Months Ended
(In millions)	June 30, 2020			June 30, 2019
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(5)	$(8)	$(13)	$(65)	$7	$(58)
Not elected for fair value option	21	(11)	10	(1)	(2)	(3)
Consolidated obligation bonds:
Elected for fair value option	—	—	—	5	(1)	4
Not elected for fair value option	(13)	7	(6)	18	(5)	13
Consolidated obligation discount notes:
Not elected for fair value option	(18)	17	(1)	(19)	1	(18)
Non-MBS investments:
Not elected for fair value option	12	(15)	(3)	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	(1)	—	(1)	1	—	1
Total	$(4)	$(10)	$(14)	$(61)	$—	$(61)
During the second quarter of 2020, net losses on derivatives and hedging activities totaled $14 million compared to net losses of $61 million in the second quarter of 2019. These amounts included expense of $10 million and expense of a de minimis amount resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the second quarter of 2020, other expenses totaled $43 million, compared to $48 million in the second quarter of 2019, primarily reflecting the decrease in voluntary charitable contributions and reduction in operating expenses related to the relocation of the Bank’s premises during the second quarter of 2019. The decrease was partially offset by subsidies associated with Recovery Advances to help members serve customers affected by the COVID-19 pandemic offered during the second quarter of 2020.
Quality Jobs Fund Expense and Other – During the second quarter of 2019, the Bank made a voluntary charitable contribution of $5 million for the Quality Jobs Fund as well as a voluntary contribution of a de minimis amount to the AHP to offset the impact on the AHP assessment of the charitable contribution expense. The Bank did not make any charitable contributions to the Quality Jobs Fund in the second quarter of 2020.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Average Balance Sheets

	Six Months Ended
	June 30, 2020			June 30, 2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,890	$13	0.69%	$2,102	$26	2.49%
Securities purchased under agreements to resell	5,161	19	0.72	8,178	99	2.46
Federal funds sold	5,877	15	0.53	5,989	77	2.59
Trading securities:
MBS	3	—	3.37	5	—	3.75
Other investments	3,672	38	2.09	486	7	2.69
AFS securities:(1)
MBS(2)(3)	10,613	89	1.69	7,526	161	4.32
Other investments(3)	5,317	23	0.87	—	—	—
HTM securities:(1)
MBS	6,794	73	2.16	10,256	153	3.00
Other investments	—	—	—	66	1	2.87
Mortgage loans held for portfolio	3,201	15	0.95	3,184	37	2.33
Advances(4)	65,542	421	1.29	72,509	954	2.66
Loans to other FHLBanks	—	—	—	13	—	2.95
Total interest-earning assets	110,070	706	1.29	110,314	1,515	2.77
Other assets(4)(5)	340	—		1,071	—
Total Assets	$110,410	$706		$111,385	$1,515
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$73,829	$358	0.98%	$74,119	$897	2.44%
Discount notes	28,433	151	1.07	29,045	352	2.45
Deposits and other borrowings	739	2	0.52	279	4	2.38
Mandatorily redeemable capital stock	107	4	7.63	213	8	7.49
Borrowings from other FHLBanks	1	—	9.52	10	—	2.44
Total interest-bearing liabilities	103,109	515	1.01	103,666	1,261	2.45
Other liabilities(4)	826	—		1,022	—
Total Liabilities	103,935	515		104,688	1,261
Total Capital	6,475	—		6,697	—
Total Liabilities and Capital	$110,410	$515		$111,385	$1,261
Net Interest Income		$191			$254
Net Interest Spread(6)			0.28%			0.32%
Net Interest Margin(7)			0.35%			0.47%
Interest-earning Assets/Interest-bearing Liabilities	106.75%			106.41%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $31 million for the six months ended June 30, 2020 and 2019.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	$(2)	$—	$(3)
Net gain/(loss) on derivatives and hedged items	(6)	(36)	—	(42)
Net interest settlements on derivatives	(132)	(96)	11	(217)
Total net interest income/(expense)	$(139)	$(134)	$11	$(262)

	Six Months Ended
	June 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$(2)	$(22)	$(1)	$(25)
Net interest settlements on derivatives	34	(5)	(15)	14
Total net interest income/(expense)	$32	$(27)	$(16)	$(11)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on AFS and HTM securities for the first six months of 2020. Includes non-credit-related OTTI losses on AFS and HTM securities for the first six months of 2019.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first six months of 2020 was $191 million, a 25% decrease from $254 million in the first six months of 2019. The following table details the changes in interest income and interest expense for the first six months of 2020 compared to the first six months of 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(13)	$13	$(26)
Securities purchased under agreements to resell	(80)	(27)	(53)
Federal funds sold	(62)	(1)	(61)
Trading securities: Other investments	31	33	(2)
AFS securities:
MBS(2)	(72)	50	(122)
Other investments(2)	23	23	—
HTM securities:
MBS	(80)	(44)	(36)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(22)	—	(22)
Advances(2)	(533)	(84)	(449)
Total interest-earning assets	(809)	(38)	(771)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(539)	(3)	(536)
Discount notes	(201)	(7)	(194)
Deposits and other borrowings	(2)	2	(4)
Mandatorily redeemable capital stock	(4)	(4)	—
Total interest-bearing liabilities	(746)	(12)	(734)
Net interest income	$(63)	$(26)	$(37)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 35 basis points for the first six months of 2020, 12 basis points lower than the net interest margin for the first six months of 2019, which was 47 basis points. The net interest spread was 28 basis points for the first six months of 2020, 4 basis point lower than the net interest spread for the first six months of 2019, which was 32 basis points. These decreases were primarily due to the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2020 and 2019.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$55	$(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	103	91
Net gain/(loss) on derivatives and hedging activities	(161)	(89)
Other, net	12	7
Total Other Income/(Loss)	$9	$8
(1)The net gain/(loss) on trading securities that were economically hedged totaled $55 million and a de minimis amount for the six months ended June 30, 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019
Advances	$105	$103
Consolidated obligation bonds	(2)	(12)
Total	$103	$91
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

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

	Six Months Ended
(In millions)	June 30, 2020			June 30, 2019
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) onEconomic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) onEconomic Hedges	Total
Advances:
Elected for fair value option	$(114)	$(10)	$(124)	$(106)	$15	$(91)
Not elected for fair value option	30	(22)	8	10	(5)	5
Consolidated obligation bonds:
Elected for fair value option	2	—	2	11	(3)	8
Not elected for fair value option	5	7	12	41	(13)	28
Consolidated obligation discount notes:
Not elected for fair value option	(5)	26	21	(42)	1	(41)
Non-MBS investments:
Not elected for fair value option	(64)	(19)	(83)	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	3	—	3	2	—	2
Total	$(143)	$(18)	$(161)	$(84)	$(5)	$(89)
During the first six months of 2020, net losses on derivatives and hedging activities totaled $161 million compared to net losses of $89 million in the first six months of 2019. These amounts included expense of $18 million and expense of $5 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the first six months of 2020, other expenses totaled $79 million, compared to $91 million in the first six months of 2019, primarily reflecting the decrease in voluntary charitable contributions and reduction in operating expenses related to the relocation of the Bank’s premises during the second quarter of 2019. The decrease was partially offset by subsidies associated with Recovery Advances to help members serve customers affected by the COVID-19 pandemic offered during the second quarter of 2020.
Quality Jobs Fund Expense and Other – During the first six months of 2019, the Bank made a voluntary charitable contribution of $10 million for the Quality Jobs Fund as well as a voluntary contribution of $1 million to the AHP to offset the impact on the AHP assessment of the charitable contribution expense. The Bank did not make any charitable contributions to the Quality Jobs Fund in the first six months of 2020.
Return on Average Equity
Return on average equity (ROE) was 5.66% (annualized) for the second quarter of 2020, compared to 2.91% (annualized) for the second quarter of 2019. The increase primarily reflected higher net income for the second quarter of 2020, which increased 80%, from $49 million in the second quarter of 2019 to $88 million in the second quarter of 2020, and the decrease in average equity from $6.7 billion in the second quarter of 2019 to $6.2 billion in the second quarter of 2020.

ROE was 2.47% (annualized) for the first six months of 2020, compared to 4.61% (annualized) for the first six months of 2019. The decrease primarily reflected lower net income for the first six months of 2020, which decreased 48%, from $153 million in the first six months of 2019 to $80 million in the first six months of 2020.
Dividends and Retained Earnings
In the second quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $40 million, including $38 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $52 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock.
In the first six months of 2020, the Bank paid dividends at an annualized rate of 5.99%, totaling $94 million, including $90 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock. In the first six months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $110 million, including $102 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 23, 2020, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2020 at an annualized rate of 5.00%, totaling $38 million, including $37 million in dividends on capital stock and $1 million in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on July 23, 2020. The Bank expects to pay the dividend on August 11, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the third quarter of 2020.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings was $2.5 billion from January 2018 through July 2019. In July 2019, the methodology was further revised and resulted in a required level of retained earnings of $2.4 billion. In January 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $729 million and $713 million as of June 30, 2020, and December 31, 2019, respectively.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2019 Form 10-K.

Financial Condition
Total assets were $93.4 billion at June 30, 2020, compared to $106.8 billion at December 31, 2019. Advances decreased by $14.4 billion, or 22%, to $51.0 billion at June 30, 2020, from $65.4 billion at December 31, 2019. MBS investments decreased by $0.6 billion, or 3%, to $17.2 billion at June 30, 2020, from $17.8 billion at December 31, 2019. Average total assets were $110.1 billion for the second quarter of 2020, a 1% increase compared to $109.0 billion for the second quarter of 2019. Average total assets were $110.4 billion for the first six months of 2020 and were $111.4 billion for the first six months of 2019. Average advances were $64.1 billion for the second quarter of 2020, an 8% decrease from $69.7 billion for the second quarter of 2019. Average advances were $65.5 billion for the first six months of 2020, a 10% decrease from $72.5 billion for the first six months of 2019. Average MBS investments were $17.5 billion for the second quarter of 2020, a 3% decrease from $18.1 billion for the second quarter of 2019. Average MBS investments were $17.4 billion for the first six months of 2020, a 2% decrease from $17.8 billion for the first six months of 2019.
Advances outstanding at June 30, 2020, included unrealized gains of $960 million, of which $785 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $175 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2019, included unrealized gains of $286 million, of which $203 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $83 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2019, to June 30, 2020, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $87.3 billion at June 30, 2020, a decrease of $12.8 billion from $100.1 billion at December 31, 2019, primarily reflecting a $12.8 billion decrease in consolidated obligations outstanding to $85.9 billion at June 30, 2020, from $98.7 billion at December 31, 2019. Average total liabilities were $103.9 billion for the second quarter of 2020, a 2% increase compared to $102.3 billion for the second quarter of 2019. Average total liabilities were $103.9 billion for the first six months of 2020 and were $104.7 billion for the first six months of 2019. Average consolidated obligations were $102.2 billion for the second quarter of 2020 and $100.7 billion for the second quarter of 2019. Average consolidated obligations were $102.3 billion for the first six months of 2020 and $103.2 billion for the first six months of 2019.
Consolidated obligations outstanding at June 30, 2020, included unrealized losses of $26 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $3 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2019, to June 30, 2020, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $915.8 billion at June 30, 2020, and $1,025.9 billion at December 31, 2019.
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

The following table presents LIBOR-indexed variable rate financial instruments by due date or termination date at June 30, 2020.

LIBOR-Indexed Financial Instruments

June 30, 2020
(In millions)	2020	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$2,800	$4,550	$260	$7,610
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	6,509	6,509
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	11,863	7,809	2,558	22,230
Uncleared	62	268	756	1,086
Total	$14,725	$12,627	$10,083	$37,435

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$15,485	$6,798	$—	$22,283
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	3,910	929	376	5,215
Uncleared	300	252	160	712
Total	$19,695	$7,979	$536	$28,210
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter.
Market activity in SOFR-indexed financial instruments continues to increase. In total, the Bank has issued $57.3 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)
June 30, 2020
Interest Rate Index	Amount Outstanding
LIBOR	$22,283
SOFR	38,585
Total par value	$60,868
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as assessments, is not included in the segment reporting analysis, but is incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 1. Financial Statements – Note 10 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $12.4 billion to $73.3 billion (78% of total assets) at June 30, 2020, from $85.7 billion (80% of total assets) at December 31, 2019.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $69 million in the second quarter of 2020, a decrease of $10 million, or 13% compared with $79 million in the second quarter of 2019. Adjusted net interest income for this segment was $132 million in the first six months of 2020, a decrease of $33 million, or 20%, compared to $165 million in the first six months of 2019. These decreases were primarily due to a decline in spreads on advances-related assets due to lower rates.
Adjusted net interest income for this segment represented 48% and 58% of total adjusted net interest income for the second quarter of 2020 and 2019, respectively, and 60% and 57% of total adjusted net interest income for the first six months of 2020 and 2019, respectively.
Advances – The par value of advances outstanding decreased by $15.1 billion, or 23%, to $50.0 billion at June 30, 2020, from $65.1 billion at December 31, 2019. Average advances were $64.1 billion for the second quarter of 2020, an 8% decrease from $69.7 billion for the second quarter of 2019. Average advances outstanding were $65.5 billion for the first six months of 2020, a 10% decrease from $72.5 billion for the first six months of 2019. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of June 30, 2020, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $12.0 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2019, and advances outstanding to the Bank’s other borrowers decreased by $3.1 billion. Advances to the top five borrowers decreased to $32.2 billion at June 30, 2020, from $44.2 billion at December 31, 2019, including First Republic Bank and MUFG Union Bank, National Association, who each had 10% or more of the Bank’s total advances and capital stock, respectively, as of June 30, 2020, as presented in “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” and “Item 1. Financial Statements – Note 9 – Capital – Concentration.”
The Bank has a significant long-term funding arrangement with a borrower that contributed to the level of outstanding advances, and prepayments or repayments of advances or any changes to this arrangement could have a significant adverse impact on the Bank’s level of advances. Any prepayments or termination of this arrangement may result in prepayment fees or a termination fee. The borrower prepaid $9 billion of its outstanding advances during the second quarter of 2020, which resulted in prepayment fees of $10 million.
The $15.1 billion decrease in advances outstanding reflected a $14.0 billion decrease in adjustable rate advances and a $4.4 billion decrease in variable rate advances, partially offset by a $3.3 billion increase in fixed rate advances. In 2019, the Bank began to offer SOFR-indexed advances to its members.
The components of the advances portfolio at June 30, 2020, and December 31, 2019, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2020		December 31, 2019
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$8,260	13%
Adjustable – LIBOR, callable at borrower’s option	7,250	15	13,950	21
Adjustable – SOFR	—	—	5	—
Adjustable – SOFR, callable at borrower’s option	1,400	3	—	—
Adjustable – other indices	—	—	700	1
Subtotal adjustable rate advances	8,900	19	22,915	35
Fixed	13,538	27	18,784	29
Fixed – amortizing	216	—	234	1
Fixed – with PPS(1)	2,953	6	3,283	5
Fixed – with FPS(1)	22,947	46	14,059	22
Fixed – with caps and PPS(1)	110	—	210	—
Fixed – callable at borrower’s option	—	—	74	—
Fixed – callable at borrower’s option with PPS(1)	20	—	—	—
Fixed – putable at Bank’s option	200	—	—	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	40,004	79	36,664	57
Daily variable rate	1,109	2	5,509	8
Total par value	$50,013	100%	$65,088	100%
(1)Partial prepayment symmetry (PPS) and full prepayment symmetry (FPS) are product features under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

The following table presents the par value of LIBOR-indexed advances by redemption term at June 30, 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)
June 30, 2020
Redemption Term	Par Value
Due in 2020	$2,800
Due in 2021	4,550
Due in 2022 and thereafter(1)	260
Total LIBOR-Indexed Advances(2)	$7,610
(1)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
(2)Total LIBOR-indexed advances include fixed rate advances with caps and PPS.
For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $21.8 billion and $19.9 billion as of June 30, 2020, and December 31, 2019, respectively. The increase in the total size of the non-MBS investment portfolio reflects the additional purchases of U.S. Treasury bonds to increase resiliency to adverse liquidity conditions.
Interest rate payment terms for non-MBS investments classified as trading and AFS at June 30, 2020, and December 31, 2019, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2020	December 31, 2019
Fair value of fixed rate trading securities	$4,298	$1,762
Amortized cost of fixed rate AFS securities	5,323	5,281
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $67.2 billion at June 30, 2020, from $79.0 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At June 30, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $80.5 billion, of which $40.7 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $9.5 billion were economically hedging non-MBS investments, and $6.0 billion were offsetting derivatives. At December 31, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $84.4 billion, of which $41.2 billion were hedging advances, $36.2 billion were hedging consolidated obligations, $7.0 billion were economically hedging trading securities, and $40 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the Federal Open Market Committee (FOMC) stated that the COVID-19 outbreak presents evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of June 30, 2020, and December 31, 2019.

Selected Market Interest Rates

Market Instrument	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Federal Reserve target range for overnight Federal funds	0.00-.025%	1.50-1.75%	2.25-2.50%	2.25-2.50%
Secured Overnight Financing Rate	0.10	1.55	2.50%	3.00
3-month Treasury bill	0.14	1.55	2.09	2.36
3-month LIBOR	0.30	1.91	2.32	2.81
2-year Treasury note	0.15	1.57	1.76	2.49
5-year Treasury note	0.29	1.69	1.77	2.51

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
Assets associated with this segment were $20.1 billion (22% of total assets) at June 30, 2020, and $21.1 billion at December 31, 2019 (20% of total assets).
Adjusted net interest income for this segment was $75 million in the second quarter of 2020, an increase of $17 million, or 29%, compared with $58 million in the second quarter of 2019. Adjusted net interest income for this segment was $87 million in the first six months of 2020, a decrease of $39 million, or 31%, from $126 million in the first six months of 2019. The second quarter increase in adjusted net interest income was primarily due to lower premium amortization expense, reversal of prior period credit losses, and higher spreads from lower funding costs. The decrease in adjusted net interest income in the first six months of 2020 was due to current expected credit losses, lower spreads on mortgage-related assets, and lower balances of MBS investments.

Adjusted net interest income for this segment represented 52% and 42% of total adjusted net interest income for the second quarter of 2020 and 2019, respectively, and 40% and 43% of total adjusted net interest income for the first six months of 2020 and 2019, respectively.
MBS Investments – The Bank’s MBS portfolio was $17.2 billion at June 30, 2020, compared with $17.8 billion at December 31, 2019. During the first six months of 2020, the Bank’s MBS portfolio decreased slightly with $1.6 billion in principal repayments and $0.3 billion of fair value losses, offset by a $0.9 billion increase in basis adjustments and $0.5 billion in new agency MBS investment purchases. Average MBS investments were $17.5 billion for the second quarter of 2020, a 3% decrease from $18.1 billion for the second quarter of 2019. Average MBS investments were $17.4 billion in the first six months of 2020, a decrease of $0.4 billion from $17.8 billion in the first six months of 2019. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at June 30, 2020, and December 31, 2019, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2020	December 31, 2019
Fair value of trading securities:
Adjustable rate	$3	$4
Total trading securities	$3	$4
Amortized cost of AFS securities:
Fixed rate	$9,402	$8,156
Adjustable rate	1,606	1,769
Total AFS securities	$11,008	$9,925
Amortized cost of HTM securities:
Fixed rate	$1,601	$2,082
Adjustable rate	4,632	5,464
Total HTM securities	$6,233	$7,546
MPF Program – Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product and mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) under the MPF Government product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product and of government-insured or government-guaranteed mortgage loans that will be packaged into securities backed by the mortgage loans and guaranteed by Ginnie Mae under the MPF Government MBS product. When members sell mortgage loans under the MPF Xtra and MPF Government MBS products, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. The MPF Program suspended the MPF Direct product during the second quarter of 2020.
As of June 30, 2020, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $406 million in eligible loans under the MPF Original product during the first six months of 2020.
Mortgage loan balances decreased to $2.9 billion at June 30, 2020, from $3.3 billion at December 31, 2019, a decrease of $0.4 billion. Average mortgage loans were $3.1 billion in the second quarter of 2020, a decrease of $0.2 billion from $3.3 billion in the second quarter of 2019. Average mortgage loans were $3.2 billion in the first six months of 2020 and 2019.
At June 30, 2020, and December 31, 2019, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2019 Form 10-K. Mortgage loan balances at June 30, 2020, and December 31, 2019, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2020	December 31, 2019
MPF Plus	$160	$177
MPF Original	2,679	3,049
Subtotal	2,839	3,226
Unamortized premiums	56	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio	2,893	3,314
Less: Allowance for credit losses	(5)	—
Mortgage loans held for portfolio, net	$2,888	$3,314
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.0 billion to $20.1 billion at June 30, 2020, from $21.1 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $11.4 billion at June 30, 2020, of which $8.5 billion were associated with MBS, $2.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.3 billion were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $16.6 billion at December 31, 2019, of which $8.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $8.1 billion were associated with MBS.
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
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2020, and December 31, 2019.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2020			December 31, 2019
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$8,395	9%	At least BBB	$11,476	11%
Subtotal uncleared		8,395	9		11,476	11
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	32,386	35	A	61,067	61
Morgan Stanley & Co. LLC	A	51,081	56	A	28,483	28
Subtotal cleared		83,467	91		89,550	89
Total(3)		$91,862	100%		$101,026	100%

(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Negative CreditWatch by S&P at June 30, 2020, and December 31, 2019. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
(3)Total notional amount at June 30, 2020, and December 31, 2019, does not include $20 million and $46 million of mortgage delivery commitments with members, respectively.

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

Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. The Bank monitors its financial position to maintain ready access to available funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and manage unforeseen liquidity demands.
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
As of June 30, 2020, and December 31, 2019, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of June 30, 2020, and December 31, 2019, were within the tolerance levels provided by the Finance Agency guidance.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2019 Form  10-K.

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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2020, and December 31, 2019. The Bank’s risk-based capital requirement decreased to $1.4 billion at June 30, 2020, from $1.5 billion at December 31, 2019.

Regulatory Capital Requirements

	June 30, 2020		December 31, 2019
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,390	$6,245	$1,519	$6,605
Total regulatory capital	$3,738	$6,245	$4,274	$6,605
Total regulatory capital ratio	4.00%	6.68%	4.00%	6.18%
Leverage capital	$4,672	$9,368	$5,342	$9,908
Leverage ratio	5.00%	10.03%	5.00%	9.27%
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2020, and December 31, 2019. During the six months ended June 30, 2020, the Bank’s internal credit ratings stayed the same or slightly declined for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	251	182	$55,148	$193,977	28%
4-6	73	53	18,566	57,255	32
7-10	5	4	60	67	90
Subtotal	329	239	73,774	251,299	29
Community development financial institutions (CDFIs)	7	7	107	119	90
Housing associates	2	—	—	—	—
Total	338	246	$73,881	$251,418	29%

December 31, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	151	$67,982	$204,970	33%
4-6	54	33	18,654	50,732	37
7-10	5	4	41	65	63
Subtotal	330	188	86,677	255,767	34
CDFIs	7	5	102	112	91
Housing associates	2	—	—	—	—
Total	339	193	$86,779	$255,879	34%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	19	$1,275	$1,328
11% – 25%	20	1,882	2,377
26% – 50%	29	13,937	25,618
More than 50%	178	56,787	222,095
Total	246	$73,881	$251,418

December 31, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$1,352	$1,419
11% – 25%	9	754	903
26% – 50%	24	21,955	34,221
More than 50%	153	62,718	219,336
Total	193	$86,779	$255,879

(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2020, and December 31, 2019.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2020		December 31, 2019
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$292	$291	$183	$176
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,554	3,486	2,897	2,846
Agency pools and collateralized mortgage obligations	17,102	16,460	8,576	8,287
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	4	3	5	5
PLRMBS – private label investment-grade-rated senior tranches	33	22	45	34
Municipal Bonds – investment-grade-rated	2	2	—	—
Term deposits with the Bank	15	15	—	—
Total	$21,002	$20,279	$11,706	$11,348
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
As of June 30, 2020, of the loan collateral pledged to the Bank, 21% was pledged by 26 institutions by specific identification, 52% was pledged by 116 institutions under a blanket lien with detailed reporting, and 27% was pledged by 133 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of June 30, 2020, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 83% for multifamily mortgage loans, 83% for commercial mortgage loans, and 67% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 25% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2020, and December 31, 2019.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$165,627	$131,976	$174,580	$152,960
Second lien residential mortgage loans and home equity lines of credit	17,423	7,822	17,469	9,437
Multifamily mortgage loans	43,888	31,201	32,652	25,321
Commercial mortgage loans	81,662	55,494	72,118	52,329
Loan participations(1)	4,908	3,351	4,610	3,496
Small business, small farm, and small agribusiness loans	5,188	1,295	4,010	988
Other	17	—	2	—
Total	$318,713	$231,139	$305,441	$244,531
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2020, and December 31, 2019, the unpaid principal balance of these loans totaled $5 billion and $6 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2020
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$9,624	$—	$—	$—	$—	$9,624
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	404	—	—	—	—	404
GSEs – single-family:
Freddie Mac	815	—	—	—	—	815
Fannie Mae(2)	1,517	5	—	3	—	1,525
Subtotal	2,332	5	—	3	—	2,340
GSEs – multifamily:
Freddie Mac	3,059	—	—	—	—	3,059
Fannie Mae	8,825	—	—	—	—	8,825
Subtotal	11,884	—	—	—	—	11,884
Total GSEs	14,216	5	—	3	—	14,224
PLRMBS:
Prime	32	27	71	177	110	417
Alt-A	51	48	47	1,433	568	2,147
Total PLRMBS	83	75	118	1,610	678	2,564
Total MBS	14,703	80	118	1,613	678	17,192
Total securities	24,327	80	118	1,613	678	26,816
Interest-bearing deposits	255	2,360	—	—	—	2,615
Securities purchased under agreements to resell	4,250	750	—	—	—	5,000
Federal funds sold	1,400	3,198	—	—	—	4,598
Total investments	$30,232	$6,388	$118	$1,613	$678	$39,029

(In millions)
December 31, 2019
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$7,050	$—	$—	$—	$—	$7,050
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	474	—	—	—	—	474
GSEs – single-family:
Freddie Mac	1,063	—	—	—	—	1,063
Fannie Mae(2)	1,836	5	—	3	—	1,844
Subtotal	2,899	5	—	3	—	2,907
GSEs – multifamily:
Freddie Mac	3,402	—	—	—	—	3,402
Fannie Mae	7,992	—	—	—	—	7,992
Subtotal	11,394	—	—	—	—	11,394
Total GSEs	14,293	5	—	3	—	14,301
PLRMBS:
Prime	35	39	71	201	127	473
Alt-A	58	53	60	1,667	670	2,508
Total PLRMBS	93	92	131	1,868	797	2,981
Total MBS	14,860	97	131	1,871	797	17,756
Total securities	21,910	97	131	1,871	797	24,806
Interest-bearing deposits	—	2,269	—	—	—	2,269
Securities purchased under agreements to resell	7,000	—	—	—	—	7,000
Federal funds sold(3)	441	3,121	—	—	—	3,562
Total investments	$29,351	$5,487	$131	$1,871	$797	$37,637

(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at June 30, 2020, and December 31, 2019, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
(3)Includes $141 million at December 31, 2019, in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to an AA rating.
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
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2020, and December 31, 2019.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2020	December 31, 2019
Interest-bearing deposits	$2,613	$2,269
Federal funds sold	4,598	3,562
Total	$7,211	$5,831

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2020, and December 31, 2019.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2020, 23% of the carrying value of unsecured investments held by the Bank were rated AA, and 64% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2020, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2020
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$253	$1,768	$2,021
U.S. subsidiaries of foreign commercial banks	—	592	592
Total domestic and U.S. subsidiaries of foreign commercial banks	253	2,360	2,613
U.S. branches and agency offices of foreign commercial banks:
Australia	—	500	500
Canada	900	1,350	2,250
Japan	—	500	500
Netherlands	—	348	348
Sweden	500	500	1,000
Total U.S. branches and agency offices of foreign commercial banks	1,400	3,198	4,598
Total unsecured credit exposure	$1,653	$5,558	$7,211
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2020.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2020. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2020, the Bank’s MBS portfolio was 276% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At June 30, 2020, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of June 30, 2020, the Bank’s investment in MBS had gross unrealized losses totaling $214 million, $49 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2020, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following table presents the unpaid principal balance of adjustable rate investment securities by interest rate index at June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)
June 30, 2020
Interest Rate Index	MBS
LIBOR(1)	$6,509
Constant maturity Treasury	116
Other	1
Total adjustable rate investment securities(2)	$6,626
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount. A de minimis amount of LIBOR-indexed MBS are due in 2020 and 2021. LIBOR-indexed MBS of $6.5 billion are due in 2022 and thereafter.
(2)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2020.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. Due to declines in market values of cleared derivatives during the first six months of 2020, there was an increase in variation margin posted on cleared derivatives to the clearinghouses resulting in an increase in net cash used in operating activities reported on the Statements of Cash Flows during the period. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2020.

The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$122	$—	$—	$—	$—
A	421	8	(8)	—	—
BBB	298	2	(2)	—	—
Cleared derivatives(2)	83,467	6	8	521	535
Liability positions with credit exposure:
Uncleared derivatives
A	6,404	(723)	741	—	18
BBB	636	(71)	89	—	18
Total derivative positions with credit exposure to nonmember counterparties	91,348	(778)	828	521	571
Member institutions(3)	20	—	—	—	—
Total	91,368	$(778)	$828	$521	$571
Derivative positions without credit exposure	514
Total notional	$91,882

December 31, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$488	$2	$(2)	$—	$—
BBB	493	1	(1)	—	—
Cleared derivatives(2)	89,550	8	7	381	396
Liability positions with credit exposure:
Uncleared derivatives
AA	1,263	(46)	49	—	3
A	8,296	(266)	279	—	13
BBB	713	(41)	43	—	2
Total derivative positions with credit exposure to nonmember counterparties	100,803	(342)	375	381	414
Member institutions(3)	46	—	—	—	—
Total	100,849	$(342)	$375	$381	$414
Derivative positions without credit exposure	223
Total notional	$101,072
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- by S&P with a Negative CreditWatch at June 30, 2020, and December 31, 2019.
(3)Member institutions include mortgage delivery commitments with members.

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
The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at June 30, 2020.

LIBOR-Indexed Interest Rate Swaps by Termination Date by Interest Rate Index
(In millions)
June 30, 2020
Interest Rate Index	Pay Leg	Receive Leg
Fixed	$56,465	$16,519
LIBOR	5,927	23,316
SOFR	19,481	35,021
OIS	9,009	16,026
Total notional amount	$90,882	$90,882
The following table presents the notional amount of interest rate swaps with LIBOR exposure by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at June 30, 2020. Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
June 30, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$3,910	$300	$11,863	$62
Terminates in 2021	929	252	7,809	268
Terminates in 2022 and thereafter(1)	376	160	2,558	756
Total Notional Amount	$5,215	$712	$22,230	$1,086
(1)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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
There have been no significant changes in the judgments and assumptions made during the first six months of 2020 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Annual Designation of Member Director and Independent Director Positions. On June 10, 2020, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2021, the same allocation of positions as for 2020. In addition, the Finance Agency designated seven independent director positions for the Bank for 2021, the same number of positions as for 2020. Two of the California member director positions, and two of the independent director positions (one of which is designated as a public interest director position), all with current terms ending on December 31, 2020, will be filled through an election of the members located in California (for the California member director position), and an election of all members of the Bank (for the two independent director positions). The elections will be held in the fourth quarter of 2020. The California member director positions and the two independent director positions will each have a four-year term that begins on January 1, 2021.
Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 3, 2020, the Finance Agency issued a final rule, effective August 24, 2020. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that triggered the application of housing goals for each FHLBank previously.
The Bank is in the process of evaluating the final rule. Its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

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
The par value of the outstanding consolidated obligations of the FHLBanks was $915.8 billion at June 30, 2020, and $1,025.9 billion at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $85.8 billion at June 30, 2020, and $98.8 billion at December 31, 2019. The Bank had committed to the issuance of $31 million and $805 million in consolidated obligations at June 30, 2020, and December 31, 2019, respectively.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2020, the Bank had no advance commitments and $23.7 billion in standby letters of credit outstanding. At December 31, 2019, the Bank had no advance commitments and $21.6 billion in standby letters of credit outstanding.
For additional information, see “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the risk to the Bank’s market value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in market interest rates, interest rate spreads, interest rate volatility, and other market factors (market rate factors). This profile reflects the Bank’s objective of maintaining a conservative asset-

liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant market risk.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of June 30, 2020.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2020	December 31, 2019
+200 basis-point change above current rates	–0.3%	–2.4%
+100 basis-point change above current rates	+0.3	–1.1
–100 basis-point change below current rates(2)	+6.0	+1.1
–200 basis-point change below current rates(2)	+6.3	+6.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2020, show less adverse sensitivity in rising rate scenarios compared with the estimates as of December 31, 2019. As a result of the uncertainty associated with the COVID-19 pandemic, there have been significant changes in interest rate levels. In March 2020, the ten-year Treasury reached an all-time low of 0.54%. Interest rates continue to remain at historically low levels, ranging from 12 basis points for the one-month Treasury bill to 65 basis points for the ten-year Treasury note. In addition to the material changes in interest rates, price changes in two segments of the Bank’s mortgage portfolio materially impacted the Bank’s market value sensitivity profile. Prices on the Bank’s fixed rate mortgage loans purchased under the MPF Program increased, resulting in the asset spread relative to pricing benchmark to materially decline. The favorable spread change improves the market value of the Bank’s mortgage loans. If interest rates increase, these loans will remain outstanding for a longer period of time, and the favorable spread difference will exist for a longer period of time resulting in a less detrimental impact on the Bank’s projected market value. The Bank investment portfolio also includes fixed rate multifamily MBS that are swapped to overnight assets at time of trade. Given the prepayment protection provisions embedded in these securities, the MBS cashflows are consistent across alternative interest rate scenarios. For these securities, the asset spread to the pricing benchmark increased, which caused the decline in prices in rising rate scenarios to lessen. The change in the sensitivity profile for the declining 100 basis-point scenario value is driven by the historically low interest rate environment. Given the significant decline in interest rates during the first half of 2020, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 234% as of June 30, 2020.
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
The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 10 basis points in the –200 basis-points scenario, well within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	June 30, 2020		December 31, 2019
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$93,440	2	$106,842	3
Liabilities	87,313	1	100,101	2
Net	$6,127	1	$6,741	1
(1)Duration gap values include the impact of interest rate exchange agreements.
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2020, was $20.1 billion, including $17.2 billion in MBS and $2.9 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2019, was $21.1 billion, including $17.8 billion in MBS and $3.3 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.0 billion, or 75%, of MBS and mortgage loans at June 30, 2020, and $15.1 billion, or 72%, of MBS and mortgage loans at December 31, 2019. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate non-callable debt, fixed rate callable debt, and certain interest rate swaps whose characteristics mimic that of fixed rate callable debt, were $5.1 billion, or 25%, of MBS and mortgage loans, at June 30, 2020, and $6.0 billion, or 28%, of MBS and mortgage loans at December 31, 2019.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2020, and December 31, 2019.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2020	December 31, 2019
+200 basis-point change	+1.7%	–0.6%
+100 basis-point change	+1.2	–0.2
–100 basis-point change(2)	+1.8	+0.2
–200 basis-point change(2)	+1.7	+3.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2019, to June 30, 2020, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended June 30, 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Form 10-Q for the quarter ended March 31, 2020 and in the Bank’s 2019 Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Memorandum Agreement dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer

10.2	Supplemental Executive Retirement Plan, as amended and restated effective September 27, 2019

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2020.

Federal Home Loan Bank of San Francisco

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)