Form 10-Q
period 2020-09-30
Federal Home Loan Bank of San Francisco
filed 2020-11-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2020
Class B Stock, par value $100	24,442,936
1

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$175	$118
Interest-bearing deposits	1,478	2,269
Securities purchased under agreements to resell	6,750	7,000
Federal funds sold	2,323	3,562
Trading securities(a)	4,281	1,766
Available-for-sale (AFS) securities, net (amortized cost of $14,543 and $15,206, respectively)(b)	14,671	15,495
Held-to-maturity (HTM) securities (fair values were $5,755 and $7,566, respectively)(a)	5,718	7,545
Advances (includes $3,103 and $4,370 at fair value under the fair value option, respectively)	37,693	65,374
Mortgage loans held for portfolio, net	2,404	3,314
Accrued interest receivable	100	139
Derivative assets, net	56	33
Other assets	221	227
Total Assets	$75,870	$106,842
Liabilities:
Deposits	$1,006	$537
Consolidated obligations:
Bonds (includes $112 and $337 at fair value under the fair value option, respectively)	54,921	71,372
Discount notes	13,300	27,376
Total consolidated obligations	68,221	98,748
Mandatorily redeemable capital stock	2	138
Accrued interest payable	31	164
Affordable Housing Program (AHP) payable	129	152
Derivative liabilities, net	1	—
Other liabilities	260	362
Total Liabilities	69,650	100,101
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
25 shares and 30 shares, respectively	2,465	3,000
Unrestricted retained earnings	2,858	2,754
Restricted retained earnings	761	713
Total Retained Earnings	3,619	3,467
Accumulated other comprehensive income/(loss) (AOCI)	136	274
Total Capital	6,220	6,741
Total Liabilities and Capital	$75,870	$106,842
(a)At September 30, 2020, and December 31, 2019, none of these securities were pledged as collateral that may be repledged.
(b)At September 30, 2020, $386 of these securities were pledged as collateral that may be repledged. At December 31, 2019, $381 of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest Income:
Advances	$88	$389	$509	$1,343
Interest-bearing deposits	1	14	14	40
Securities purchased under agreements to resell	1	45	20	144
Federal funds sold	1	22	16	99
Trading securities	23	1	61	8
AFS securities	67	100	179	261
HTM securities	19	65	92	219
Mortgage loans held for portfolio	7	18	22	55
Total Interest Income	207	654	913	2,169
Interest Expense:
Consolidated obligations:
Bonds	47	409	405	1,306
Discount notes	12	128	163	480
Deposits	—	2	2	6
Mandatorily redeemable capital stock	1	3	5	11
Total Interest Expense	60	542	575	1,803
Net Interest Income	147	112	338	366
Provision for/(reversal of) credit losses	(2)	—	30	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	149	112	308	366
Other Income/(Loss):
Net gain/(loss) on trading securities	(19)	—	36	(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(7)	20	96	111
Net gain/(loss) on derivatives and hedging activities	5	(20)	(156)	(109)
Gain on disgorgement settlement	85	—	85	—
Other, net	6	3	18	10
Total Other Income/(Loss)	70	3	79	11
Other Expense:
Compensation and benefits	23	20	65	61
Other operating expense	14	17	41	50
Federal Housing Finance Agency	2	2	6	5
Office of Finance	1	2	4	5
Quality Jobs Fund expense	—	5	—	15
Other, net	—	1	3	2
Total Other Expense	40	47	119	138
Income/(Loss) Before Assessment	179	68	268	239
AHP Assessment	18	7	27	25
Net Income/(Loss)	$161	$61	$241	$214
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Income/(Loss)	$161	$61	$241	$214
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	172	(17)	(138)	30
Net change in pension and postretirement benefits	(1)	—	(1)	—
Net non-credit-related other-than-temporary impairment (OTTI) gain/(loss) on AFS securities	—	(16)	—	1
Net non-credit-related OTTI gain/(loss) on HTM securities	—	—	1	1
Total other comprehensive income/(loss)	171	(33)	(138)	32
Total Comprehensive Income/(Loss)	$332	$28	$103	$246

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2019	30	$2,967	$678	$2,719	$3,397	$300	$6,664
Comprehensive income/(loss)			12	49	61	(33)	28
Issuance of capital stock	1	141					141
Repurchase of capital stock	(2)	(206)					(206)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (7.00%)				(53)	(53)		(53)
Balance, September 30, 2019	29	$2,898	$690	$2,715	$3,405	$267	$6,570

Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127
Comprehensive income/(loss)			32	129	161	171	332
Issuance of capital stock	—	30					30
Repurchase of capital stock	(2)	(233)					(233)
Cash dividends paid on capital stock (5.00%)				(36)	(36)		(36)
Balance, September 30, 2020	25	$2,465	$761	$2,858	$3,619	$136	$6,220

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			43	171	214	32	246
Issuance of capital stock	8	837					837
Repurchase of capital stock	(8)	(884)					(884)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (7.00%)				(155)	(155)		(155)
Balance, September 30, 2019	29	$2,898	$690	$2,715	$3,405	$267	$6,570

Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			48	193	241	(138)	103
Issuance of capital stock	8	781					781
Repurchase of capital stock	(13)	(1,313)					(1,313)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.68%)				(126)	(126)		(126)
Balance, September 30, 2020	25	$2,465	$761	$2,858	$3,619	$136	$6,220

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$241	$214
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	15	(37)
Provision for/(reversal of) credit losses	30	—
Change in net fair value of trading securities	(36)	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(96)	(111)
Change in net derivatives and hedging activities	(1,180)	(422)
Other adjustments	7	19
Net change in:
Accrued interest receivable	41	1
Other assets	(2)	(13)
Accrued interest payable	(133)	16
Other liabilities	(41)	(20)
Total adjustments	(1,395)	(566)
Net cash provided by/(used in) operating activities	(1,154)	(352)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	834	223
Securities purchased under agreements to resell	250	(400)
Federal funds sold	1,239	(26)
Trading securities:
Proceeds	1	656
Purchases	(2,480)	—
AFS securities:
Proceeds	1,929	457
Purchases	(525)	(8,126)
HTM securities:
Proceeds	1,830	2,530
Advances:
Repaid	453,774	988,903
Originated	(425,576)	(977,846)
Mortgage loans held for portfolio:
Principal collected	1,295	556
Purchases	(446)	(910)
Other investing activities, net	(2)	(36)
Net cash provided by/(used in) investing activities	32,123	5,981

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	472	375
Net change in borrowings from other Federal Home Loan Banks	—	(250)
Net (payments)/proceeds on derivative contracts with financing elements	(133)	70
Net proceeds from issuance of consolidated obligations:
Bonds	41,669	57,223
Discount notes	98,750	107,298
Payments for matured and retired consolidated obligations:
Bonds	(58,137)	(62,141)
Discount notes	(112,776)	(107,841)
Proceeds from issuance of capital stock	781	837
Payments for repurchase/redemption of mandatorily redeemable capital stock	(139)	(93)
Payments for repurchase of capital stock	(1,313)	(884)
Cash dividends paid	(126)	(155)
Partial recovery of prior capital distribution to Financing Corporation	40	—
Net cash provided by/(used in) financing activities	(30,912)	(5,561)
Net increase/(decrease) in cash and due from banks	57	68
Cash and due from banks at beginning of the period	118	13
Cash and due from banks at end of the period	$175	$81
Supplemental Disclosures:
Interest paid	$706	$1,807
AHP payments	50	51

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
Gain on Disgorgement Settlement. During the third quarter of 2020, the Bank received disgorgement proceeds in the amount of $85 in connection with a Securities and Exchange Commission enforcement action. Disgorgement proceeds are recorded in Other Income/(Loss) in “Gain on disgorgement settlement” in the Statements of Income. Disgorgement proceeds are considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash, when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential disgorgement proceeds to be gain contingencies, and therefore they are not recorded in the Statements of Income.
Coronavirus Aid, Relief, and Economic Security Act (Troubled Debt Restructuring Relief). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to financial institutions for loan modifications related to the adverse effects of the COVID-19 pandemic (COVID-related modifications) granted to borrowers that were current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. Starting in the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.
Update to Significant Accounting Policies - Measurement of Credit Losses on Financial Instruments, as Amended
Beginning January 1, 2020, the Bank adopted new accounting guidance related to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale (AFS) securities to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. For information on the prior accounting treatment and for descriptions of the Bank’s significant accounting policies, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K. Other changes to these policies as of September 30, 2020, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Note 2 — Recently Issued and Adopted Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.
Recently Issued and Accounting Guidance, Not Yet Adopted

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as HTM.	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and plans to elect some of the optional expedients and exceptions provided; however, the effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness.	This guidance becomes effective for the Bank for the annual period ended December 31, 2020, and the annual periods thereafter. Early adoption is permitted.	The adoption of this guidance will affect the Bank’s disclosures but will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Recently Adopted Accounting Guidance

ASU	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)	This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance impacted the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13)	The guidance replaces the current incurred loss impairment model and requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to AFS securities to be recorded through an allowance for credit losses and expands disclosure requirements.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	This guidance was adopted using a modified retrospective basis as of January 1, 2020. Upon adoption, this guidance had no effect on advances or U.S. obligations and Government-Sponsored Enterprises (GSEs) investments. The adoption of this guidance had an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments, on mortgage loans, and on the Bank’s financial condition, results of operations, and cash flows.

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as either trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At September 30, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2020, and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2020, and December 31, 2019. Carrying values of interest-

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

bearing deposits and Federal funds sold exclude accrued interest receivable of de minimis amounts as of September 30, 2020, and $3 and a de minimis amount as of December 31, 2019, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2020, and December 31, 2019. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of September 30, 2020, and December 31, 2019.
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
Trading Securities. The estimated fair value of trading securities as of September 30, 2020, and December 31, 2019, was as follows:

	September 30, 2020	December 31, 2019
U.S. obligations – Treasury securities	$4,278	$1,762
MBS – Other U.S. obligations – Ginnie Mae	3	4
Total	$4,281	$1,766
The net unrealized gain/(loss) on trading securities was $(19) and a de minimis amount for the three months ended September 30, 2020 and 2019, respectively. The net unrealized gain/(loss) on trading securities was $36 and $(1) for the nine months ended September 30, 2020 and 2019, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of September 30, 2020, and December 31, 2019, were as follows:

September 30, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$3,797	$—	$4	$—	$3,801
MBS:
GSEs – multifamily:
Freddie Mac	851	—	3	(1)	853
Fannie Mae	7,894	—	19	(32)	7,881
Subtotal – GSEs – multifamily	8,745	—	22	(33)	8,734
PLRMBS:
Prime	180	(2)	10	—	188
Alt-A	1,821	(22)	171	(22)	1,948
Subtotal PLRMBS	2,001	(24)	181	(22)	2,136
Total MBS	10,746	(24)	203	(55)	10,870
Total	$14,543	$(24)	$207	$(55)	$14,671

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains(3)	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities	$5,281	$—	$7	$—	$5,288
MBS:
GSEs – multifamily:
Freddie Mac	773	—	4	—	777
Fannie Mae	6,823	—	23	(13)	6,833
Subtotal – GSEs – multifamily	7,596	—	27	(13)	7,610
PLRMBS:
Prime	213	—	17	—	230
Alt-A	2,116	(9)	260	—	2,367
Subtotal PLRMBS	2,329	(9)	277	—	2,597
Total MBS	9,925	(9)	304	(13)	10,207
Total	$15,206	$(9)	$311	$(13)	$15,495
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $48 and $58 at September 30, 2020, and December 31, 2019, respectively.
(2)    Effective January 1, 2020, the Bank completes an analysis on a quarterly basis to determine whether to record an allowance for credit losses for expected credit losses on AFS securities. Prior to January 1, 2020, credit losses were recorded as a direct write-down to the AFS security carrying value. OTTI recognized in AOCI excludes subsequent unrealized gains/(losses) in fair value of previously other-than-temporarily impaired AFS securities at December 31, 2019, which is included in net non-credit-related OTTI on AFS securities.
(3)    Includes $277 in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities at December 31, 2019.
At September 30, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $67, discounts of $48, and credit-related OTTI of $506 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $52, and credit-related OTTI of $574.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2020, and December 31, 2019. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. At December 31, 2019, total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table as of December 31, 2019, also include non-credit-related OTTI losses recognized in AOCI.

September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$321	$1	$—	$—	$321	$1
Fannie Mae	3,690	26	479	6	4,169	32
Subtotal MBS – GSEs – multifamily	4,011	27	479	6	4,490	33
PLRMBS:
Prime	3	—	7	—	10	—
Alt-A	206	7	154	15	360	22
Subtotal PLRMBS	209	7	161	15	370	22
Total	$4,220	$34	$640	$21	$4,860	$55

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$211	$—	$—	$—	$211	$—
Fannie Mae	2,433	9	623	4	3,056	13
Subtotal MBS – GSEs – multifamily	2,644	9	623	4	3,267	13
PLRMBS:
Prime	4	—	8	—	12	—
Alt-A	75	—	193	9	268	9
Subtotal PLRMBS	79	—	201	9	280	9
Total	$2,723	$9	$824	$13	$3,547	$22
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2020, and December 31, 2019, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,924	$2,926
Due after 1 year through 5 years	873	875
Subtotal	3,797	3,801
MBS	10,746	10,870
Total	$14,543	$14,671

December 31, 2019
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,309	$2,312
Due after 1 year through 5 years	2,972	2,976
Subtotal	5,281	5,288
MBS	9,925	10,207
Total	$15,206	$15,495
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$319	$9	$—	$328
MBS – GSEs – single-family:
Freddie Mac	654	14	—	668
Fannie Mae	1,373	24	(1)	1,396
Subtotal MBS – GSEs – single-family	2,027	38	(1)	2,064
MBS – GSEs – multifamily:
Freddie Mac	2,110	1	(3)	2,108
Fannie Mae	946	—	(2)	944
Subtotal MBS – GSEs – multifamily	3,056	1	(5)	3,052
Subtotal MBS – GSEs	5,083	39	(6)	5,116
PLRMBS:
Prime	203	—	(6)	197
Alt-A	113	4	(3)	114
Subtotal PLRMBS	316	4	(9)	311
Total	$5,718	$52	$(15)	$5,755

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Carrying Value	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$470	$—	$470	$5	$—	$475
MBS – GSEs – single-family:
Freddie Mac	1,063	—	1,063	8	(1)	1,070
Fannie Mae	1,844	—	1,844	20	(1)	1,863
Subtotal MBS – GSEs – single-family	2,907	—	2,907	28	(2)	2,933
MBS – GSEs – multifamily:
Freddie Mac	2,625	—	2,625	—	(9)	2,616
Fannie Mae	1,159	—	1,159	—	(2)	1,157
Subtotal MBS – GSEs – multifamily	3,784	—	3,784	—	(11)	3,773
Subtotal MBS – GSEs	6,691	—	6,691	28	(13)	6,706
PLRMBS:
Prime	243	—	243	1	(4)	240
Alt-A	142	(1)	141	6	(2)	145
Subtotal PLRMBS	385	(1)	384	7	(6)	385
Total	$7,546	$(1)	$7,545	$40	$(19)	$7,566
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $5 and $12 at September 30, 2020, and December 31, 2019, respectively.
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
At September 30, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $7, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $8, discounts of $11, and credit-related OTTI of $7.
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
The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and nine months ended September 30, 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the nine months ended September 30, 2020. Under the previous accounting methodology of security impairment, the Bank recognized credit-related net OTTI loss of $2 and $8 during the three and nine months ended September 30, 2019, respectively.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of the period	$29	$—
(Charge-offs)/recoveries	(1)	(2)
Provision for/(reversal of) credit losses	(4)	26
Balance, end of the period	$24	$24

To evaluate investment securities for credit loss at September 30, 2020, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at September 30, 2020, approximately 100% of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At September 30, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2020.
As of September 30, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2020, approximately 6% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of September 30, 2020 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of September 30, 2020, and the related current credit enhancement for the Bank.

September 30, 2020
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS			Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	10.4	17.3	20.2	22.5
Alt-A	13.3	20.5	40.9	2.8
Total	13.3	20.5	40.8	2.9
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
The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance, beginning of the period	$990	$1,050	$1,021	$1,077
Additional charges on securities for which OTTI was previously recognized(1)	—	2	—	8
Securities matured during the period(2)	—	(3)	—	(5)
Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities(3)	(14)	(15)	(45)	(46)
Balance, end of the period	$976	$1,034	$976	$1,034
(1)For the three and nine months ended September 30, 2019, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2020.
(2)Represents reductions related to securities that, having reached final maturity during the period, are therefore are no longer held by the Bank at the end of the period.
(3)The total net accretion/(amortization) associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, (amount recognized in interest income) totaled $17 and $21 for the three months ended September 30, 2020 and 2019, respectively. The total net accretion/(amortization) associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, (amount recognized in interest income) totaled $54 and $58 for the nine months ended September 30, 2020 and 2019, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time.
The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the nine months ended September 30, 2020. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended September 30, 2020, nor during the three and nine months ended September 30, 2019.
For the Bank’s PLRMBS, the Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. As a result of these factors and the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, the Bank recorded a provision for credit losses on its PLRMBS portfolio of $39 in the first quarter of 2020. Subsequent improvement in the Bank’s PLRMBS fair values during the three months ended September 30, 2020, resulted in the Bank’s recognition of a reversal of credit losses totaling $4 on its PLRMBS portfolio. During the nine months ended September 30, 2020, the Bank recorded a provision for credit losses on its PLRMBS portfolio classified as AFS of $26.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.00% to 8.57% at September 30, 2020, and 1.15% to 8.57% at December 31, 2019, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2020		December 31, 2019
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$1	0.01%	$—	—%
Within 1 year	13,115	1.29	32,351	1.91
After 1 year through 2 years	12,031	1.65	22,380	2.15
After 2 years through 3 years	2,764	2.16	4,847	2.08
After 3 years through 4 years	3,546	2.48	2,909	2.97
After 4 years through 5 years	3,988	1.38	1,461	2.32
After 5 years	1,445	2.20	1,140	2.96
Total par value	36,890	1.63%	65,088	2.08%
Valuation adjustments for hedging activities	639		203
Valuation adjustments under fair value option	165		83
Unamortized discounts	(1)		—
Total	$37,693		$65,374
(1)Carrying amounts exclude accrued interest receivable of $7 and $39 at September 30, 2020, and December 31, 2019, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $21,195 at September 30, 2020, and $14,059 at December 31, 2019. The Bank had advances with partial prepayment symmetry outstanding totaling $2,738 at September 30, 2020, and $3,513 at December 31, 2019. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $2,670 at September 30, 2020, and $14,024 at December 31, 2019.
The Bank had putable advances totaling $220 at September 30, 2020, and $20 at December 31, 2019. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2020, and December 31, 2019, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Overdrawn demand and overnight deposit accounts	$1	$—	$1	$—
Within 1 year	15,685	39,075	13,335	32,371
After 1 year through 2 years	9,481	15,731	12,031	22,380
After 2 years through 3 years	2,764	4,800	2,764	4,847
After 3 years through 4 years	3,546	2,895	3,546	2,909
After 4 years through 5 years	3,968	1,447	3,988	1,461
After 5 years	1,445	1,140	1,225	1,120
Total par value	$36,890	$65,088	$36,890	$65,088
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2020 and 2019. The tables also present the interest income from these advances before

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2020 and 2019.

	September 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$13,510	37%	$62	35%	$201	28%
MUFG Union Bank, National Association	4,925	13	36	21	141	19
CIT Bank, National Association	2,550	7	4	2	20	3
First Technology Federal Credit Union	1,975	5	11	6	34	5
Luther Burbank Savings	962	3	5	3	16	2
Subtotal	23,922	65	118	67	412	57
Others	12,968	35	57	33	310	43
Total par value	$36,890	100%	$175	100%	$722	100%

	September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$14,100	22%	$92	24%	$287	22%
First Republic Bank	11,200	18	62	16	175	13
Wells Fargo & Company
Wells Fargo Financial National Bank West	8,000	13	49	13	150	12
Wells Fargo Bank, National Association(2)	41	—	1	—	2	—
Subtotal Wells Fargo & Company	8,041	13	50	13	152	12
Bank of the West	5,556	9	41	10	124	9
JPMorgan Chase Bank, National Association(2)	5,056	8	33	9	144	11
Subtotal	43,953	70	278	72	882	67
Others	18,486	30	110	28	427	33
Total par value	$62,439	100%	$388	100%	$1,309	100%
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

At September 30, 2020, and December 31, 2019, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2020, or during 2019.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2020, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of September 30, 2020, and December 31, 2019.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank’s 2019 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2020, and December 31, 2019, are detailed below:

	September 30, 2020	December 31, 2019
Par value of advances:
Fixed rate:
Due within 1 year	$12,343	$15,327
Due after 1 year	20,975	21,337
Total fixed rate	33,318	36,664
Adjustable rate:
Due within 1 year	772	17,024
Due after 1 year	2,800	11,400
Total adjustable rate	3,572	28,424
Total par value	$36,890	$65,088
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2020, or December 31, 2019. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the three and nine months ended September 30, 2020 and 2019, as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Prepayment fees received	$38	$—	$77	$—
Fair value adjustments	(35)	—	(62)	1
Net	$3	$—	$15	$1
Advance principal prepaid	$5,018	$775	$21,804	$3,506

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2020, and December 31, 2019, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2020	December 31, 2019
Fixed rate medium-term mortgage loans	$33	$27
Fixed rate long-term mortgage loans	2,338	3,199
Subtotal	2,371	3,226
Unamortized premiums	42	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio(1)	2,411	3,314
Less: Allowance for credit losses	(7)	—
Total mortgage loans held for portfolio, net	$2,404	$3,314
(1)Excludes accrued interest receivable of $13 and $19 at September 30, 2020, and December 31, 2019, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at September 30, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$19	$2	$21
60 – 89 days delinquent	16	1	17
90 days or more delinquent	116	10	126
Total past due	151	13	164
Total current loans	2,051	196	2,247
Total MPF(2)	$2,202	$209	$2,411
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$126
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			5.23%

December 31, 2019
Payment Status	Recorded Investment(1)
30 – 59 days delinquent	$15
60 – 89 days delinquent	2
90 days or more delinquent	7
Total past due	24
Total current loans	3,310
Total MPF	$3,334
In process of foreclosure, included above(3)	$—
Nonaccrual loans	$7
Serious delinquencies as a percentage of total mortgage loans outstanding(5)	0.22%
(1)    With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, payment status of mortgage loans is disclosed at amortized cost. The recorded investment at December 31, 2019, in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance. The amortized cost at September 30, 2020, in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2)    At September 30, 2020, unpaid principal balances of conventional mortgage loans held in portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $143. Of that total, $12 were current, $6 were 30 to 59 days past due, $13 were 60 to 90 days past due, and $112 were greater than 90 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 6% of the Bank’s mortgage loans held for portfolio at September 30, 2020.
(3)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4)    At September 30, 2020, $125 of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
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
Allowance for Credit Losses on MPF Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At September 30, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and nine months ended September 30, 2020. The Bank recorded a de minimis allowance for credit losses on the mortgage loan portfolio for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of the period	$5	$—
Adjustment for cumulative effect of accounting change	—	3
Provision for/(reversal of) credit losses	2	4
Balance, end of the period	$7	$7

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
Deposits and interest rate payment terms for deposits as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$816	0.01%	$427	1.30%
Fixed rate	20	0.01	—	—
Total interest-bearing deposits	836		427
Non-interest-bearing deposits	170		110
Total	$1,006		$537

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2020		December 31, 2019
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$50,491	0.19%	$53,549	1.68%
After 1 year through 2 years	1,798	0.93	13,853	1.67
After 2 years through 3 years	506	1.38	770	1.93
After 3 years through 4 years	357	1.13	135	2.74
After 4 years through 5 years	360	1.46	937	2.08
After 5 years	1,386	2.60	2,126	2.94
Total par value	54,898	0.30%	71,370	1.73%
Unamortized premiums	8		1
Unamortized discounts	(5)		(10)
Valuation adjustments for hedging activities	18		9
Fair value option valuation adjustments	2		2
Total	$54,921		$71,372
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $2,325 at September 30, 2020, and $6,345 at December 31, 2019. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $65 at September 30, 2020, and $2,085 at December 31, 2019. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at September 30, 2020, and December 31, 2019, was as follows:

	September 30, 2020	December 31, 2019
Par value of consolidated obligation bonds:
Non-callable	$52,573	$65,025
Callable	2,325	6,345
Total par value	$54,898	$71,370
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2020, and December 31, 2019, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Within 1 year	$52,366	$58,239
After 1 year through 2 years	1,953	12,768
After 2 years through 3 years	451	195
After 3 years through 4 years	77	70
After 4 years through 5 years	—	47
After 5 years	51	51
Total par value	$54,898	$71,370
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$13,306	0.19%	$27,447	1.61%
Unamortized discounts	(6)		(71)
Total	$13,300		$27,376
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2020, and December 31, 2019, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank’s 2019 Form 10-K.

	September 30, 2020	December 31, 2019
Par value of consolidated obligations:
Bonds:
Fixed rate	$5,590	$10,993
Adjustable rate	49,263	60,117
Step-up	45	60
Step-down	—	100
Range bonds	—	100
Total bonds, par value	54,898	71,370
Discount notes, par value	13,306	27,447
Total consolidated obligations, par value	$68,204	$98,817
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2020, or December 31, 2019. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the three months ended September 30, 2020 and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2019	$15	$304	$(2)	$(17)	$300
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(1)	—		(1)
Net change in fair value	(17)	(15)			(32)
Net current period other comprehensive income/(loss)	(17)	(16)	—	—	(33)
Balance, September 30, 2019	$(2)	$288	$(2)	$(17)	$267

Balance, June 30, 2020	$(21)	$—	$—	$(14)	$(35)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(1)	(1)
Net change in fair value	172	—			172
Net current period other comprehensive income/(loss)	172	—	—	(1)	171
Balance, September 30, 2020	$151	$—	$—	$(15)	$136

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2020 and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Non-credit-related OTTI loss		(3)	—		(3)
Net change in fair value	30	1			31
Accretion of non-credit loss			1		1
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	30	1	1	—	32
Balance, September 30, 2019	$(2)	$288	$(2)	$(17)	$267

Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(1)	(1)
Net change in fair value	(138)	—			(138)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(138)	—	1	(1)	(138)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, September 30, 2020	$151	$—	$—	$(15)	$136
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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of September 30, 2020, the Bank was in compliance with this capital guidance.
Because the Bank issues only Class B stock, regulatory capital and permanent capital for the Bank are both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
As of September 30, 2020, and December 31, 2019, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	September 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Risk-based capital	$1,403	$6,086	$1,519	$6,605
Total regulatory capital	$3,035	$6,086	$4,274	$6,605
Total regulatory capital ratio	4.00%	8.02%	4.00%	6.18%
Leverage capital	$3,793	$9,129	$5,342	$9,908
Leverage ratio	5.00%	12.03%	5.00%	9.27%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $2 outstanding to three institutions at September 30, 2020, and $138 outstanding to three institutions at December 31, 2019. The change in mandatorily redeemable capital stock for three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at the beginning of the period	$83	$138	$138	$227
Reclassified from/(to) capital during the period	—	4	3	4
Repurchase of excess mandatorily redeemable capital stock	(81)	(4)	(139)	(93)
Balance at the end of the period	$2	$138	$2	$138
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $1 and $3 for the three months ended September 30, 2020 and 2019, respectively, and in the amount of $5 and $11 for the nine months ended September 30, 2020 and 2019, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank’s 2019 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2020, and December 31, 2019.

Contractual Redemption Period	September 30, 2020	December 31, 2019
Within 1 year	$—	$135
Past contractual redemption date because of remaining activity(1)	2	3
Total	$2	$138
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 260% as of September 30, 2020.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2,400 to $2,500 during all of 2019 and continuing through September 2020. On September 30, 2020, the methodology was further revised and resulted in a required level of retained earnings of $2,900. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. The Bank’s restricted retained earnings totaled $761 and $713 at September 30, 2020, and December 31, 2019, respectively. The Bank’s unrestricted retained earnings totaled $2,858 and $2,754 at September 30, 2020, and December 31, 2019, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On October 2, 2019, the Financing Corporation commenced the process of dissolution and determined that excess funds aggregating to $200 were available for distribution to its stockholders, the FHLBanks. The Bank’s partial recovery, which was determined based on its share of the $680 originally contributed, approximated $40. The Financing Corporation dissolved on July 6, 2020. The Bank received these funds in the second quarter of 2020 and treated receipt of these funds as a return of the Bank’s investment in Financing Corporation capital stock, and therefore as a partial recovery of the prior capital distributions made by the Bank to the Financing Corporation in 1987, 1988, and 1989. These funds were credited to unrestricted retained earnings.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $197, or 0.26% of total assets as of September 30, 2020. Excess capital stock totaled $197, or 0.18% of total assets as of December 31, 2019.
In the third quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $37, including $36 in dividends on capital stock and $1 in dividends on mandatorily redeemable capital stock. In the third quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56, including $53 in dividends on capital stock and $3 in dividends on mandatorily redeemable capital stock.
In the first nine months of 2020, the Bank paid dividends at an annualized rate of 5.68%, totaling $131, including $126 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock. In the first nine months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $166, including $155 in dividends on capital stock and $11 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 29, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2020 at an annualized rate of 5.00%, totaling $33, including $33 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2020. The Bank expects to pay the dividend on November 12, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2020.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may change this practice at any time. The Bank repurchased $314 and $210 in excess capital stock during the third quarter of 2020 and 2019, respectively, and $1,452 and $977 in excess capital stock during the first nine months of 2020 and 2019, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2020 and 2019, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2020, or December 31, 2019.

	September 30, 2020		December 31, 2019
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$419	17%	$368	12%
MUFG Union Bank, National Association	153	6	394	12
Subtotal	572	23	762	24
Others	1,895	77	2,376	76
Total	$2,467	100%	$3,138	100%

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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
September 30, 2020	$50	$53	$103	$(13)	$(34)	$1	$149	$70	$40	$179
September 30, 2019	72	60	132	20	(3)	3	112	3	47	68
Nine months ended:
September 30, 2020	$182	$140	$322	$61	$(52)	$5	$308	$79	$119	$268
September 30, 2019	237	186	423	54	(8)	11	366	11	138	239
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $17 and $21 for the three months ended September 30, 2020 and 2019; and totaled $54 and $58 for the nine months ended September 30, 2020 and 2019, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $(2) and $30 for the three and nine months ended September 30, 2020, respectively. The mortgage-related business does not include credit-related OTTI losses of $2 and $8 for the three and nine months ended September 30, 2019, respectively.
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
The following table presents total assets by operating segment at September 30, 2020, and December 31, 2019.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2020	$56,829	$19,041	$75,870
December 31, 2019	85,709	21,133	106,842
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2020, and December 31, 2019. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,608	$48	$303	$39,622	$31	$370
Total	38,608	48	303	39,622	31	370
Derivatives not designated as hedging instruments:
Interest rate swaps	40,937	10	27	60,424	13	14
Interest rate caps and floors	980	—	—	980	—	—
Mortgage delivery commitments	6	—	—	46	—	—
Total	41,923	10	27	61,450	13	14
Total derivatives before netting and collateral adjustments	$80,531	58	330	$101,072	44	384
Netting adjustments and cash collateral(1)		(2)	(329)		(11)	(384)
Total derivative assets and total derivative liabilities		$56	$1		$33	$—
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $335 and $378 at September 30, 2020, and December 31, 2019, respectively. Cash collateral received, including accrued interest, was $8 and $5 at September 30, 2020, and December 31, 2019, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$88	$67	$(47)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$22	$54	$(1)
Hedged items	(112)	(112)	8
Net gain/(loss) on fair value hedging relationships	$(90)	$(58)	$7

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$389	$100	$(409)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(36)	$(224)	$2
Hedged items	37	209	(4)
Net gain/(loss) on fair value hedging relationships	$1	$(15)	$(2)

	Nine Months Ended September 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$509	$179	$(405)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(715)	$(995)	$27
Hedged items	486	803	(9)
Net gain/(loss) on fair value hedging relationships	$(229)	$(192)	$18

	Nine Months Ended September 30, 2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,343	$261	$(1,306)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(292)	$(594)	$43
Hedged items	325	552	(61)
Net gain/(loss) on fair value hedging relationships	$33	$(42)	$(18)
(1)Includes net interest settlements.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2020, and December 31, 2019.

	September 30, 2020			December 31, 2019
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$25,815	$12,541	$(2,541)	$22,900	$12,877	$(4,840)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$619	$318	$(19)	$204	$431	$(9)
Discontinued hedging relationships included in amortized cost	20	916	—	—	—	—
Total amount of fair value hedging basis adjustments	$639	$1,234	$(19)	$204	$431	$(9)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$39	$(17)	$(107)	$(102)
Interest rate caps and floors	—	(1)	—	(2)
Net settlements	(34)	(3)	(52)	(8)
Mortgage delivery commitments	—	1	3	3
Net gain/(loss) on derivatives and hedging activities	$5	$(20)	$(156)	$(109)
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2020, was $290, for which the Bank had posted cash collateral of $329 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2020, and December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$33	$7	$40	$—	$40
Cleared	25	(9)	16	(386)	402
Total			$56		$442
Derivative Liabilities
Uncleared	$315	$(314)	$1	$—	$1
Cleared	15	(15)	—	—	—
Total			$1		$1

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$34	$(16)	$18	$—	$18
Cleared	10	5	15	(381)	396
Total			$33		$414
Derivative Liabilities
Uncleared	$382	$(382)	$—	$—	$—
Cleared	2	(2)	—	—	—
Total			$—		$—

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2020, and December 31, 2019. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2020, and December 31, 2019. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	September 30, 2020
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$175	$175	$175	$—	$—	$—
Interest-bearing deposits	1,478	1,478	1,478	—	—	—
Securities purchased under agreements to resell	6,750	6,750	—	6,750	—	—
Federal funds sold	2,323	2,323	—	2,323	—	—
Trading securities	4,281	4,281	—	4,281	—	—
AFS securities	14,671	14,671	—	12,535	2,136	—
HTM securities	5,718	5,755	—	5,444	311	—
Advances	37,693	37,887	—	37,887	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,404	2,418	—	2,418	—	—
Accrued interest receivable	100	100	—	100	—	—
Derivative assets, net(1)	56	56	—	58	—	(2)
Other assets(2)	20	20	20	—	—	—
Liabilities
Deposits	1,006	1,006	—	1,006	—	—
Consolidated obligations:
Bonds	54,921	54,984	—	54,984	—	—
Discount notes	13,300	13,302	—	13,302	—	—
Total consolidated obligations	68,221	68,286	—	68,286	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	31	31	—	31	—	—
Derivative liabilities, net(1)	1	1	—	330	—	(329)
Other
Standby letters of credit	33	33	—	33	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$118	$118	$118	$—	$—	$—
Interest-bearing deposits	2,269	2,269	2,269	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	3,562	3,562	—	3,562	—	—
Trading securities	1,766	1,766	—	1,766	—	—
AFS securities	15,495	15,495	—	12,898	2,597	—
HTM securities	7,545	7,566	—	7,181	385	—
Advances	65,374	65,492	—	65,492	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,314	3,332	—	3,332	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	33	33	—	44	—	(11)
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	537	537	—	537	—	—
Consolidated obligations:
Bonds	71,372	71,386	—	71,386	—	—
Discount notes	27,376	27,378	—	27,378	—	—
Total consolidated obligations	98,748	98,764	—	98,764	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	164	164	—	164	—	—
Derivative liabilities, net(1)	—	—	—	384	—	(384)
Other
Standby letters of credit	32	32	—	32	—	—
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2020:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Value” in the Bank’s 2019 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the nine months ended September 30, 2020.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2020, and December 31, 2019, by level within the fair value hierarchy.

September 30, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$4,278	$—	$—	$4,278
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,281	—	—	4,281
AFS securities:
U.S. obligations – Treasury securities	—	3,801	—	—	3,801
MBS:
GSEs – multifamily	—	8,734	—	—	8,734
PLRMBS	—	—	2,136	—	2,136
Subtotal MBS	—	8,734	2,136	—	10,870
Total AFS securities	—	12,535	2,136	—	14,671
Advances(2)	—	3,103	—	—	3,103
Derivative assets, net: interest rate-related	—	58	—	(2)	56
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$19,977	$2,136	$(2)	$22,131
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$112	$—	$—	$112
Derivative liabilities, net: interest rate-related	—	330	—	(329)	1
Total recurring fair value measurements – Liabilities	$—	$442	$—	$(329)	$113
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$24	$—	$24
Total nonrecurring fair value measurements – Assets	$—	$—	$24	$—	$24

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury securities	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	1,766	—	—	1,766
AFS securities:
U.S. obligations – Treasury securities	—	5,288	—	—	5,288
MBS:
GSEs – multifamily	—	7,610	—	—	7,610
PLRMBS	—	—	2,597	—	2,597
Subtotal MBS	—	7,610	2,597	—	10,207
Total AFS securities	—	12,898	2,597	—	15,495
Advances(2)	—	4,370	—	—	4,370
Derivative assets, net: interest rate-related	—	44	—	(11)	33
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$19,078	$2,597	$(11)	$21,683
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$337	$—	$—	$337
Derivative liabilities, net: interest rate-related	—	384	—	(384)	—
Total recurring fair value measurements – Liabilities	$—	$721	$—	$(384)	$337
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2020, and December 31, 2019.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2020, and December 31, 2019.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2020, and the year ended December 31, 2019.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2020	September 30, 2019
Balance, beginning of the period	$2,225	$2,929
Total gain/(loss) realized and unrealized included in:
Interest income	17	20
(Provision for)/reversal of credit losses	4	—
Other income, net	—	(3)
Unrealized gain/(loss) included in AOCI	29	(15)
Settlements	(139)	(176)
Balance, end of the period	$2,136	$2,755
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$20	$16

	Nine Months Ended
	September 30, 2020	September 30, 2019
Balance, beginning of the period	$2,597	$3,157
Total gain/(loss) realized and unrealized included in:
Interest income	53	57
(Provision for)/reversal of credit losses	(26)	—
Other income, net	—	(8)
Unrealized gain/(loss) included in AOCI	(111)	1
Settlements	(378)	(452)
Transfers of HTM securities to AFS securities	1	—
Balance, end of the period	$2,136	$2,755
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$27	$46
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
The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2020 and 2019:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2020		September 30, 2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$3,478	$128	$4,529	$943
Maturities and terminations	(367)	(15)	(583)	(365)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(8)	(1)	22	2
Change in accrued interest	—	—	(1)	(3)
Balance, end of the period	$3,103	$112	$3,967	$577

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,370	$337	$5,133	$2,019
New transactions elected for fair value option	7,070	—	74	—
Maturities and terminations	(8,432)	(225)	(1,363)	(1,448)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	97	1	125	14
Change in accrued interest	(2)	(1)	(2)	(8)
Balance, end of the period	$3,103	$112	$3,967	$577
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk, which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2020 and 2019. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2020, and December 31, 2019:

	September 30, 2020			December 31, 2019
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,938	$3,103	$165	$4,287	$4,370	$83
Consolidated obligation bonds	110	112	2	335	337	2
(1)    At September 30, 2020, and December 31, 2019, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $819,863 at September 30, 2020, and $1,025,895 at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $68,204 at September 30, 2020, and $98,817 at December 31, 2019. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank’s 2019 Form 10-K.
Off-balance sheet commitments as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020			December 31, 2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,980	$4,723	$17,703	$16,898	$4,658	$21,556
Commitments to issue consolidated obligation discount notes, par	—	—	—	805	—	805
Commitments to issue consolidated obligation bonds, par	170	—	170	—	—	—
Commitments to purchase mortgage loans	6	—	6	46	—	46
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At September 30, 2020, the original terms of these standby letters of credit range from 8 days to 15 years, including a final expiration in 2035. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $33 and $32 at September 30, 2020, and December 31, 2019, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2020, and December 31, 2019.
There were no commitments to fund advances at September 30, 2020, and December 31, 2019. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features. As of September 30, 2020, the Bank had pledged total collateral of $721, including securities with a carrying value of $386, all of which may be repledged, and cash collateral and related accrued interest of $335 to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2019, the Bank had pledged total collateral of $759, including securities with a carrying value of $381, all of which may be repledged, and cash collateral and related accrued interest of $378 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

	September 30, 2020	December 31, 2019
Assets:
Advances	$3,514	$3,697
Mortgage loans held for portfolio	—	8
Accrued interest receivable	5	6
Liabilities:
Deposits	$26	$22
Capital:
Capital Stock	$129	$132

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income:
Advances	$19	$22	$59	$66
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2020, and December 31, 2019, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2019 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 and $1 at September 30, 2020, and December 31, 2019, respectively, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2020 and 2019, the Bank extended overnight loans to other FHLBanks for $925 and $1,450, respectively. During the nine months ended September 30, 2020 and 2019, the Bank borrowed $885 and $1,545,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended September 30, 2020 and 2019, the Bank recorded $1 and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense. For the nine months ended September 30, 2020 and 2019, the Bank recorded $2 and $2, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the three and nine months ended September 30, 2020 and 2019, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the nine months ended September 30, 2020 and 2019, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 15 — Subsequent Events
There were no material subsequent events identified, subsequent to September 30, 2020, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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

Quarterly Overview
Net income for the third quarter of 2020 was $161 million, compared with net income of $61 million for the third quarter of 2019. The $100 million increase in net income relative to the prior-year period primarily reflected the Bank’s receipt of disgorgement proceeds in connection with a Securities and Exchange Commission enforcement action, in the amount of $85 million, in the third quarter of 2020. The increase also reflected a $35 million increase in net interest income, from $112 million for the third quarter of 2019 to $147 million for the third quarter of 2020. The increase in net interest income was primarily attributable to an increase of $25 million in net fair value gains on designated fair value hedges, from a loss of $11 million for the third quarter of 2019 to a gain of $14 million for the third quarter of 2020, as well as higher spreads on interest-earning assets. These gains were partially offset by an increase in net fair value losses associated with derivatives and financial instruments carried at fair value for the third quarter of 2020 and an $11 million increase in the Affordable Housing Program assessment, which reflected the increase in pre-assessment net income.
Retained earnings were $3.6 billion at September 30, 2020, and $3.5 billion at December 31, 2019. Net income in the first nine months of 2020 was $241 million, and the Bank received a credit to unrestricted retained earnings related to the partial recovery of the investment in the Financing Corporation of $40 million. These increases to retained earnings were partially offset by cash dividends of $126 million paid at an annualized rate of 5.68% during the nine months ended September 30, 2020.
Total assets decreased $30.9 billion during the first nine months of 2020, to $75.9 billion at September 30, 2020, from $106.8 billion at December 31, 2019. Total advances decreased $27.7 billion, to $37.7 billion at September 30, 2020, from $65.4 billion at December 31, 2019. The decrease in advances primarily reflected reduced member liquidity needs related to the impact of the COVID-19 pandemic on the economy and on our members. In addition, investments decreased $2.4 billion, to $35.2 billion at September 30, 2020, from $37.6 billion at December 31, 2019.
Accumulated other comprehensive income/(loss) (AOCI) decreased by $138 million during the first nine months of 2020, to $136 million at September 30, 2020, from $274 million at December 31, 2019. The decrease in AOCI during the first nine months of 2020 primarily reflected lower fair values of mortgage-backed securities classified as available-for-sale.
On October 29, 2020, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2020 at an annualized rate of 5.00%. The dividend will total $33 million, including a de minimis amount in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the fourth quarter of 2020. The Bank recorded the dividend on October 29, 2020, and expects to pay the dividend on November 12, 2020. As a result of the COVID-19 pandemic and the measures taken to contain the spread of the virus, U.S. and global economies face great challenges and ongoing uncertainty. To preserve capital in this uncertain environment, the Bank’s Board of Directors has decided to pay a quarterly dividend rate at the low end of the range stated in the Bank's dividend philosophy.
As of September 30, 2020, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.0%, exceeding the 4.0% requirement. The Bank had $6.1 billion in permanent capital, exceeding its risk-based capital requirement of $1.4 billion.
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
COVID-19 Pandemic Impact. In the third quarter of 2020, the COVID-19 pandemic continued to impact the financial markets, and created substantial uncertainty about future economic activity and the Bank’s operating environment. The Federal Reserve continued using its full range of tools to support the economy, including quantitative easing. At the end of the third quarter, the Federal Reserve maintained the Federal funds target range. The emergency actions that the Federal Reserve has taken have helped facilitate liquidity and supported stability in the fixed income markets, but contributed to the significant reduction in advances demand from members.
During the third quarter of 2020, the Bank continued to operate effectively with the Bank’s staff working remotely. The ultimate impact of the disruption caused by the outbreak continues to be uncertain. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents and cyber-security threats, along with operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
The Bank relies on vendors and other third parties to perform certain critical services. If one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and effectively manage certain parts of its business.
To reduce the risk of the operational impact of the pandemic, the Bank maintains a Board-approved Business Continuity Management Program, along with a Crisis Management Plan and Business Continuity Plans, that are updated and tested annually. For a discussion of the Bank’s Business Continuity Management Program, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations – Quarterly Overview” in the Bank’s Form 10-Q for the quarter ended March 31, 2020.
The Bank continued to meet its funding needs throughout the third quarter of 2020. Interest rates continued to decline, funding markets continued to stabilize, and investor demand for System consolidated obligations normalized during the third quarter, as a consequence of the Federal Reserve’s response to economic disruptions caused by the COVID-19 pandemic.
The effects of the COVID-19 pandemic, and of governmental and public actions taken in response, on the global and U.S. economy and on the Bank are continuing to evolve, and the full duration and impact of the pandemic, including a second outbreak of the pandemic, and subsequent governmental and public actions are uncertain.
During the COVID-19 pandemic, future demand for advances may continue to decrease because of further government intervention, lower interest rates, and reduced member asset activity. The risk of credit losses is likely to increase. The Bank believes that lower demand from the Bank’s members for advances will likely continue into the foreseeable future and will impact the Bank’s net income for 2020. In addition, other possible effects from the COVID-19 pandemic on the Bank may include, but are not limited to, further disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets or an increase in the write-down of investments.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Selected Balance Sheet Items at Quarter End
Total Assets	$75,870	$93,440	$124,870	$106,842	$104,153
Advances	37,693	50,970	77,872	65,374	62,826
Mortgage Loans Held for Portfolio, Net	2,404	2,888	3,239	3,314	3,382
Investments(1)	35,221	39,029	43,016	37,637	37,490
Consolidated Obligations:(2)
Bonds	54,921	66,449	77,937	71,372	67,431
Discount Notes	13,300	19,416	39,102	27,376	28,605
Mandatorily Redeemable Capital Stock	2	83	83	138	138
Capital Stock —Class B —Putable	2,465	2,668	3,231	3,000	2,898
Unrestricted Retained Earnings	2,858	2,765	2,691	2,754	2,715
Restricted Retained Earnings	761	729	713	713	690
Accumulated Other Comprehensive Income/(Loss) (AOCI)	136	(35)	(228)	274	267
Total Capital	6,220	6,127	6,407	6,741	6,570
Selected Operating Results for the Quarter
Net Interest Income	$147	$142	$49	$165	$112
Provision for/(Reversal of) Credit Losses	(2)	(7)	39	—	—
Other Income/(Loss)	70	(9)	18	10	3
Other Expense	40	43	36	49	47
Affordable Housing Program Assessment	18	9	—	13	7
Net Income/(Loss)	$161	$88	$(8)	$113	$61
Selected Other Data for the Quarter
Net Interest Margin(3)	0.69%	0.51%	0.18%	0.63%	0.44%
Operating Expenses as a Percent of Average Assets	0.17	0.13	0.12	0.17	0.15
Return on Average Assets	0.76	0.32	(0.03)	0.43	0.24
Return on Average Equity	10.59	5.66	(0.46)	6.82	3.65
Annualized Dividend Rate	5.00	5.00	7.00	7.00	7.00
Dividend Payout Ratio(4)	22.81	42.93	—	45.18	86.78
Average Equity to Average Assets Ratio	7.16	5.64	6.09	6.37	6.47
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.02	6.68	5.38	6.18	6.18
Duration Gap (in months)	2	1	—	1	1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2020	$819,863
June 30, 2020	915,753
March 31, 2020	1,174,670
December 31, 2019	1,025,895
September 30, 2019	1,010,271
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain other-than-temporarily-impaired PLRMBS, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2020 and 2019, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2020 Compared to Third Quarter of 2019

Average Balance Sheets

	Three Months Ended
	September 30, 2020			September 30, 2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,956	$1	0.16%	$2,458	$14	2.27%
Securities purchased under agreements to resell	4,740	1	0.09	7,712	45	2.29
Federal funds sold	3,380	1	0.09	3,834	22	2.28
Trading securities:
Mortgage-backed securities (MBS)	3	—	2.99	4	—	3.81
Other investments	4,291	23	2.08	249	1	2.50
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	10,909	63	2.31	9,113	85	3.68
Other investments(3)	4,966	4	0.31	2,533	15	2.39
Held-to-maturity (HTM) securities:(1)
MBS	5,915	19	1.28	9,014	65	2.84
Other investments	—	—	—	38	—	2.62
Mortgage loans held for portfolio	2,670	7	0.98	3,369	18	2.09
Advances(3)	44,932	88	0.78	62,788	389	2.46
Total interest-earning assets	84,762	207	0.97	101,112	654	2.57
Other assets(4)(5)	(29)	—		816	—
Total Assets	$84,733	$207		$101,928	$654
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$61,660	$47	0.30%	$70,841	$409	2.29%
Discount notes	15,458	12	0.29	22,956	128	2.21
Deposits and other borrowings	918	—	0.12	344	2	2.18
Mandatorily redeemable capital stock	31	1	13.17	139	3	9.96
Total interest-bearing liabilities	78,067	60	0.30	94,280	542	2.28
Other liabilities(4)	599	—		1,056	—
Total Liabilities	78,666	60		95,336	542
Total Capital	6,067	—		6,592	—
Total Liabilities and Capital	$84,733	$60		$101,928	$542
Net Interest Income		$147			$112
Net Interest Spread(6)			0.67%			0.29%
Net Interest Margin(7)			0.69%			0.44%
Interest-earning Assets/Interest-bearing Liabilities	108.58%			107.25%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $14 million and $15 million for the three months ended September 30, 2020 and 2019, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	$(23)	$—	$(24)
Net gain/(loss) on derivatives and hedged items	2	12	—	14
Net interest settlements on derivatives	(91)	(47)	7	(131)
Total net interest income/(expense)	$(90)	$(58)	$7	$(141)

	Three Months Ended
	September 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$—	$(11)	$—	$(11)
Net interest settlements on derivatives	1	(4)	(2)	(5)
Total net interest income/(expense)	$1	$(15)	$(2)	$(16)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on HTM securities for the third quarter of 2020. Includes non-credit-related OTTI losses on AFS and HTM securities for the third quarter of 2019.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the third quarter of 2020 was $147 million, a 31% increase from $112 million in the third quarter of 2019. The following table details the changes in interest income and interest expense for the third quarter of 2020 compared to the third quarter of 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(13)	$2	$(15)
Securities purchased under agreements to resell	(44)	(13)	(31)
Federal funds sold	(21)	(2)	(19)
Trading securities: Other investments	22	22	—
AFS securities:
MBS(2)	(22)	14	(36)
Other investments(2)	(11)	8	(19)
HTM securities: MBS	(46)	(18)	(28)
Mortgage loans held for portfolio	(11)	(3)	(8)
Advances(2)	(301)	(88)	(213)
Total interest-earning assets	(447)	(78)	(369)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(362)	(47)	(315)
Discount notes	(116)	(32)	(84)
Deposits and other borrowings	(2)	1	(3)
Mandatorily redeemable capital stock	(2)	(3)	1
Total interest-bearing liabilities	(482)	(81)	(401)
Net interest income	$35	$3	$32
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 69 basis points for the third quarter of 2020, 25 basis points higher than the net interest margin for the third quarter of 2019, which was 44 basis points. The net interest spread was 67 basis points for the third quarter of 2020, 38 basis points higher than the net interest spread for the third quarter of 2019, which was 29 basis points. These increases were primarily a result of the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2020 and 2019.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2020	September 30, 2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(19)	$—
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(7)	20
Net gain/(loss) on derivatives and hedging activities	5	(20)
Gain on disgorgement settlement	85	—
Other, net	6	3
Total Other Income/(Loss)	$70	$3
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(19) million and a de minimis amount for the three months ended September 30, 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2020	September 30, 2019
Advances	$(8)	$22
Consolidated obligation bonds	1	(2)
Total	$(7)	$20
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
The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the third quarter of 2020 and 2019.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

	Three Months Ended
(In millions)	September 30, 2020			September 30, 2019
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$25	$(14)	$11	$(21)	$2	$(19)
Not elected for fair value option	—	(5)	(5)	2	(2)	—
Consolidated obligation bonds:
Elected for fair value option	(1)	1	—	1	—	1
Not elected for fair value option	(5)	2	(3)	4	(2)	2
Consolidated obligation discount notes:
Not elected for fair value option	2	(2)	—	(3)	(1)	(4)
MBS:
Not elected for fair value option	—	—	—	(1)	—	(1)
Non-MBS investments:
Not elected for fair value option	18	(16)	2	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	1	—	1
Total	$39	$(34)	$5	$(17)	$(3)	$(20)
During the third quarter of 2020, net gains on derivatives and hedging activities totaled $5 million compared to net losses of $20 million in the third quarter of 2019. These amounts included expense of $34 million and expense of $3 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Gain on disgorgement settlement – During the third quarter of 2020, the Bank received disgorgement proceeds in the amount of $85 million in connection with a Securities and Exchange Commission enforcement action. The Bank had no gains on disgorgement settlements in the third quarter of 2019.
Other Expense. During the third quarter of 2020, other expenses totaled $40 million, compared to $47 million in the third quarter of 2019, primarily reflecting the decrease in voluntary charitable contributions made during the third quarter of 2019.

Quality Jobs Fund Expense and Other – During the third quarter of 2019, the Bank made a voluntary charitable contribution of $5 million for the Quality Jobs Fund as well as a voluntary contribution of $1 million to the AHP to offset the impact on the AHP assessment of the charitable contribution expense. The Bank did not make any charitable contributions to the Quality Jobs Fund in the third quarter of 2020.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Average Balance Sheets

	Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,577	$14	0.54%	$2,222	$40	2.41%
Securities purchased under agreements to resell	5,020	20	0.52	8,021	144	2.40
Federal funds sold	5,039	16	0.43	5,263	99	2.51
Trading securities:
MBS	3	—	3.26	4	—	3.77
Other investments	3,880	61	2.08	406	8	2.65
AFS securities:(1)
MBS(2)(3)	10,712	152	1.90	8,061	246	4.08
Other investments(3)	5,199	27	0.69	854	15	2.39
HTM securities:(1)
MBS	6,499	92	1.89	9,838	218	2.95
Other investments	—	—	—	56	1	2.81
Mortgage loans held for portfolio	3,023	22	0.96	3,247	55	2.24
Advances(4)	58,622	509	1.16	69,233	1,343	2.59
Loans to other FHLBanks	—	—	—	9	—	2.95
Total interest-earning assets	101,574	913	1.20	107,214	2,169	2.71
Other assets(4)(5)	215	—		984	—
Total Assets	$101,789	$913		$108,198	$2,169
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$69,743	$405	0.78%	$73,014	$1,306	2.39%
Discount notes	24,077	163	0.90	26,993	480	2.38
Deposits and other borrowings	799	2	0.37	301	6	2.30
Mandatorily redeemable capital stock	82	5	8.34	188	11	8.10
Borrowings from other FHLBanks	1	—	8.70	7	—	2.43
Total interest-bearing liabilities	94,702	575	0.81	100,503	1,803	2.40
Other liabilities(4)	749	—		1,033	—
Total Liabilities	95,451	575		101,536	1,803
Total Capital	6,338	—		6,662	—
Total Liabilities and Capital	$101,789	$575		$108,198	$1,803
Net Interest Income		$338			$366
Net Interest Spread(6)			0.39%			0.31%
Net Interest Margin(7)			0.44%			0.46%
Interest-earning Assets/Interest-bearing Liabilities	107.26%			106.68%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $45 million and $46 million for the nine months ended September 30, 2020 and 2019.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(2)	$(25)	$—	$(27)
Net gain/(loss) on derivatives and hedged items	(4)	(24)	—	(28)
Net interest settlements on derivatives	(223)	(143)	18	(348)
Total net interest income/(expense)	$(229)	$(192)	$18	$(403)

	Nine Months Ended
	September 30, 2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$(2)	$(33)	$(1)	$(36)
Net interest settlements on derivatives	35	(9)	(17)	9
Total net interest income/(expense)	$33	$(42)	$(18)	$(27)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on AFS and HTM securities for the first nine months of 2020. Includes non-credit-related OTTI losses on AFS and HTM securities for the first nine months of 2019.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first nine months of 2020 was $338 million, an 8% decrease from $366 million in the first nine months of 2019. The following table details the changes in interest income and interest expense for the first nine months of 2020 compared to the first nine months of 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(26)	$16	$(42)
Securities purchased under agreements to resell	(124)	(40)	(84)
Federal funds sold	(83)	(4)	(79)
Trading securities: Other investments	53	55	(2)
AFS securities:
MBS(2)	(94)	64	(158)
Other investments(2)	12	30	(18)
HTM securities:
MBS	(126)	(61)	(65)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(33)	(4)	(29)
Advances(2)	(834)	(181)	(653)
Total interest-earning assets	(1,256)	(126)	(1,130)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(901)	(56)	(845)
Discount notes	(317)	(47)	(270)
Deposits and other borrowings	(4)	3	(7)
Mandatorily redeemable capital stock	(6)	(6)	—
Total interest-bearing liabilities	(1,228)	(106)	(1,122)
Net interest income	$(28)	$(20)	$(8)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 44 basis points for the first nine months of 2020, 2 basis points lower than the net interest margin for the first nine months of 2019, which was 46 basis points. The net interest spread was 39 basis points for the first nine months of 2020, 8 basis point higher than the net interest spread for the first nine months of 2019, which was 31 basis points. The decrease in net interest margin and increase in net interest spread were primarily a result of the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2020 and 2019.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$36	$(1)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	96	111
Net gain/(loss) on derivatives and hedging activities	(156)	(109)
Gain on disgorgement settlement	85	—
Other, net	18	10
Total Other Income/(Loss)	$79	$11
(1)The net gain/(loss) on trading securities that were economically hedged totaled $36 million and $(1) million for the nine months ended September 30, 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Advances	$97	$125
Consolidated obligation bonds	(1)	(14)
Total	$96	$111
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

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
(In millions)	September 30, 2020			September 30, 2019
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) onEconomic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) onEconomic Hedges	Total
Advances:
Elected for fair value option	$(89)	$(24)	$(113)	$(127)	$17	$(110)
Not elected for fair value option	30	(27)	3	12	(7)	5
Consolidated obligation bonds:
Elected for fair value option	1	1	2	12	(3)	9
Not elected for fair value option	—	9	9	45	(15)	30
Consolidated obligation discount notes:
Not elected for fair value option	(3)	24	21	(45)	—	(45)
MBS:
Not elected for fair value option	—	—	—	(1)	—	(1)
Non-MBS investments:
Not elected for fair value option	(46)	(35)	(81)	—	—	—
Mortgage delivery commitment:
Not elected for fair value option	3	—	3	3	—	3
Total	$(104)	$(52)	$(156)	$(101)	$(8)	$(109)
During the first nine months of 2020, net losses on derivatives and hedging activities totaled $156 million compared to net losses of $109 million in the first nine months of 2019. These amounts included expense of $52 million and expense of $8 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Gain on disgorgement settlement – During the first nine months of 2020, the Bank received disgorgement proceeds in the amount of $85 million in connection with a Securities and Exchange Commission enforcement action. The Bank had no gains on disgorgement settlements during the first nine months of 2019.
Other Expense. During the first nine months of 2020, other expenses totaled $119 million, compared to $138 million in the first nine months of 2019, primarily reflecting the decrease in voluntary charitable contributions and reduction in operating expenses related to the relocation of the Bank’s premises during the second quarter of 2019. The decrease was partially offset by subsidies associated with Recovery Advances to help members serve customers affected by the COVID-19 pandemic offered during the second quarter of 2020.
Quality Jobs Fund Expense and Other – During the first nine months of 2019, the Bank made a voluntary charitable contribution of $15 million for the Quality Jobs Fund as well as a voluntary contribution of $2 million to the AHP to offset the impact on the AHP assessment of the charitable contribution expense. The Bank did not make any charitable contributions to the Quality Jobs Fund in the first nine months of 2020.

Return on Average Equity
Return on average equity (ROE) was 10.59% (annualized) for the third quarter of 2020, compared to 3.65% (annualized) for the third quarter of 2019. The increase primarily reflected higher net income for the third quarter of 2020, which increased 164%, from $61 million in the third quarter of 2019 to $161 million in the third quarter of 2020, and the decrease in average equity from $6.6 billion in the third quarter of 2019 to $6.1 billion in the third quarter of 2020.
ROE was 5.08% (annualized) for the first nine months of 2020, compared to 4.29% (annualized) for the first nine months of 2019. The increase primarily reflected higher net income for the first nine months of 2020, which increased 13%, from $214 million in the first nine months of 2019 to $241 million in the first nine months of 2020, and the decrease in average equity from $6.7 billion in the first nine months of 2019 to $6.3 billion in the first nine months of 2020.
Dividends and Retained Earnings
In the third quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $37 million, including $36 million in dividends on capital stock and $1 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $56 million, including $53 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock.
In the first nine months of 2020, the Bank paid dividends at an annualized rate of 5.68%, totaling $131 million, including $126 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $166 million, including $155 million in dividends on capital stock and $11 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 29, 2020, the Bank’s Board of Directors declared a cash dividend on the capital stock outstanding during the third quarter of 2020 at an annualized rate of 5.00%, totaling $33 million, including $33 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on October 29, 2020. The Bank expects to pay the dividend on November 12, 2020. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the fourth quarter of 2020.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during all of 2019 and continuing through September 2020. On September 30, 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.9 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $761 million and $713 million as of September 30, 2020, and December 31, 2019, respectively.
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

Financial Condition
Total assets were $75.9 billion at September 30, 2020, compared to $106.8 billion at December 31, 2019. Advances decreased by $27.7 billion, or 42%, to $37.7 billion at September 30, 2020, from $65.4 billion at December 31, 2019. MBS investments decreased by $1.2 billion, or 7%, to $16.6 billion at September 30, 2020, from $17.8 billion at December 31, 2019. Average total assets were $84.7 billion for the third quarter of 2020, a 17% decrease compared to $101.9 billion for the third quarter of 2019. Average total assets were $101.8 billion for the first nine months of 2020, a 6% decrease compared to $108.2 billion for the first nine months of 2019. Average advances were $44.9 billion for the third quarter of 2020, a 28% decrease from $62.8 billion for the third quarter of 2019. Average advances were $58.6 billion for the first nine months of 2020, a 15% decrease from $69.2 billion for the first nine months of 2019. Average MBS investments were $16.8 billion for the third quarter of 2020, a 7% decrease from $18.1 billion for the third quarter of 2019. Average MBS investments were $17.2 billion for the first nine months of 2020, a 4% decrease from $17.9 billion for the first nine months of 2019.
Advances outstanding at September 30, 2020, included unrealized gains of $804 million, of which $639 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $165 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2019, included unrealized gains of $286 million, of which $203 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $83 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2019, to September 30, 2020, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $69.7 billion at September 30, 2020, a decrease of $30.4 billion from $100.1 billion at December 31, 2019, primarily reflecting a $30.5 billion decrease in consolidated obligations outstanding to $68.2 billion at September 30, 2020, from $98.7 billion at December 31, 2019. Average total liabilities were $78.7 billion for the third quarter of 2020, a 17% decrease compared to $95.3 billion for the third quarter of 2019. Average total liabilities were $95.5 billion for the first nine months of 2020, 6% decrease compared to $101.5 billion for the first nine months of 2019. Average consolidated obligations were $77.1 billion for the third quarter of 2020 and $93.8 billion for the third quarter of 2019. Average consolidated obligations were $93.8 billion for the first nine months of 2020 and $100.0 billion for the first nine months of 2019.
Consolidated obligations outstanding at September 30, 2020, included unrealized losses of $18 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2019, to September 30, 2020, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $819.9 billion at September 30, 2020, and $1,025.9 billion at December 31, 2019.
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

The following table presents LIBOR-indexed variable rate financial instruments by due date or termination date at September 30, 2020.

LIBOR-Indexed Financial Instruments

(In millions)	2020	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$1,250	$260	$1,610
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	6,196	6,196
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,863	7,557	2,375	16,795
Uncleared	25	213	622	860
Total	$6,988	$9,020	$9,453	$25,461

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$9,555	$6,798	$—	$16,353
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	304	1,510	260	2,074
Uncleared	130	253	160	543
Total	$9,989	$8,561	$420	$18,970
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter.
Market activity in SOFR-indexed financial instruments continues to increase. In total, the Bank has issued $67.7 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)
September 30, 2020
Interest Rate Index	Amount Outstanding
LIBOR	$16,353
SOFR	32,910
Total par value	$49,263
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $28.9 billion to $56.8 billion (75% of total assets) at September 30, 2020, from $85.7 billion (80% of total assets) at December 31, 2019.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings. Adjusted net interest income for this segment was $50 million in the third quarter of 2020, a decrease of $22 million, or 31% compared with $72 million in the third quarter of 2019. Adjusted net interest income for this segment was $182 million in the first nine months of 2020, a decrease of $55 million, or 23%, compared to $237 million in the first nine months of 2019. These decreases were primarily due to a decline in spreads on advances-related assets due to lower rates and lower balances of advances and other credit products. Adjusted net interest income for this segment represented 49% and 55% of total adjusted net interest income for the third quarter of 2020 and 2019, respectively, and 57% and 56% of total adjusted net interest income for the first nine months of 2020 and 2019, respectively.
Advances – The par value of advances outstanding decreased by $28.2 billion, or 43%, to $36.9 billion at September 30, 2020, from $65.1 billion at December 31, 2019. Average advances were $44.9 billion for the third quarter of 2020, a 28% decrease from $62.8 billion for the third quarter of 2019. Average advances outstanding were $58.6 billion for the first nine months of 2020, a 15% decrease from $69.2 billion for the first nine months of 2019. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of September 30, 2020, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $20.3 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2019, and advances outstanding to the Bank’s other borrowers decreased by $7.9 billion. Advances to the top five borrowers decreased to $23.9 billion at September 30, 2020, from $44.2 billion at December 31, 2019, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of September 30, 2020, as presented in “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” and “Item 1. Financial Statements – Note 9 – Capital – Concentration.”
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

The $28.2 billion decrease in advances outstanding reflected a $20.0 billion decrease in adjustable rate advances, a $4.8 billion decrease in variable rate advances, and a $3.4 billion decrease in fixed rate advances. In 2019, the Bank began to offer SOFR-indexed advances to its members.
The components of the advances portfolio at September 30, 2020, and December 31, 2019, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2020		December 31, 2019
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$8,260	13%
Adjustable – LIBOR, callable at borrower’s option	1,250	3	13,950	21
Adjustable – SOFR	—	—	5	—
Adjustable – SOFR, callable at borrower’s option	1,400	4	—	—
Adjustable – other indices	—	—	700	1
Subtotal adjustable rate advances	2,900	8	22,915	35
Fixed	8,986	24	18,784	29
Fixed – amortizing	199	1	234	1
Fixed – with PPS(1)	2,588	7	3,283	5
Fixed – with FPS(1)	21,195	57	14,059	22
Fixed – with caps and PPS(1)	110	—	210	—
Fixed – callable at borrower’s option	—	—	74	—
Fixed – callable at borrower’s option with PPS(1)	20	—	—	—
Fixed – putable at Bank’s option	200	1	—	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	33,318	90	36,664	57
Daily variable rate	672	2	5,509	8
Total par value	$36,890	100%	$65,088	100%
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

The following table presents the par value of LIBOR-indexed advances by redemption term at September 30, 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)
September 30, 2020
Redemption Term	Par Value
Due in 2020	$100
Due in 2021	1,250
Due in 2022 and thereafter(1)	260
Total LIBOR-Indexed Advances(2)	$1,610
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $18.6 billion and $19.9 billion as of September 30, 2020, and December 31, 2019, respectively. The decrease in the total size of the non-MBS investment portfolio reflects reduced liquidity requirements, as a result of a smaller balance sheet.
Interest rate payment terms for non-MBS investments classified as trading and AFS at September 30, 2020, and December 31, 2019, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2020	December 31, 2019
Fair value of fixed rate trading securities	$4,278	$1,762
Amortized cost of fixed rate AFS securities	3,797	5,281
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $50.6 billion at September 30, 2020, from $79.0 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At September 30, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $68.8 billion, of which $32.5 billion were hedging advances, $21.7 billion were hedging consolidated obligations, $8.0 billion were economically hedging non-MBS investments, and $6.6 billion were offsetting derivatives. At December 31, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $84.4 billion, of which $41.2 billion were hedging advances, $36.2 billion were hedging consolidated obligations, $7.0 billion were economically hedging trading securities, and $40 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the Federal Open Market Committee (FOMC) stated that the COVID-19 outbreak presents evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of September 30, 2020, and December 31, 2019.

Selected Market Interest Rates

Market Instrument	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Federal Reserve target range for overnight Federal funds	0.00-0.25%	1.50-1.75%	1.75-2.00%	2.25-2.50%
Secured Overnight Financing Rate	0.08	1.55	2.35	3.00
3-month Treasury bill	0.10	1.55	1.78	2.36
3-month LIBOR	0.23	1.91	2.09	2.81
2-year Treasury note	0.13	1.57	1.62	2.49
5-year Treasury note	0.28	1.69	1.55	2.51

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $19.0 billion (25% of total assets) at September 30, 2020, and $21.1 billion at December 31, 2019 (20% of total assets).
Adjusted net interest income for this segment was $53 million in the third quarter of 2020, a decrease of $7 million, or 12%, compared with $60 million in the third quarter of 2019. Adjusted net interest income for this segment was $140 million in the first nine months of 2020, a decrease of $46 million, or 25%, from $186 million in the first nine months of 2019. The third quarter decrease in adjusted net interest income was primarily due to lower volume and lower income from reversal of prior period credit losses, partially offset by higher spreads from lower funding costs. The decrease in adjusted net interest income in the first nine months of 2020 was a result of current expected credit losses, lower balances of MBS investments, higher premium amortization expense, and lower income from reversals of prior period credit losses. Adjusted net interest income for this segment represented 51% and 45% of total adjusted net interest income for the third quarter of 2020 and 2019, respectively, and 43% and 44% of total adjusted net interest income for the first nine months of 2020 and 2019, respectively.

MBS Investments – The Bank’s MBS portfolio was $16.6 billion at September 30, 2020, compared with $17.8 billion at December 31, 2019. During the first nine months of 2020, the Bank’s MBS portfolio decreased with $2.3 billion in principal repayments and $0.1 billion of fair value losses, partially offset by a $0.8 billion increase in basis adjustments and $0.5 billion in new agency MBS investment purchases. Average MBS investments were $16.8 billion for the third quarter of 2020, a 7% decrease from $18.1 billion for the third quarter of 2019. Average MBS investments were $17.2 billion in the first nine months of 2020, a decrease of $0.7 billion from $17.9 billion in the first nine months of 2019. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and HTM at September 30, 2020, and December 31, 2019, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2020	December 31, 2019
Fair value of trading securities:
Adjustable rate	$3	$4
Total trading securities	$3	$4
Amortized cost of AFS securities:
Fixed rate	$9,241	$8,156
Adjustable rate	1,505	1,769
Total AFS securities	$10,746	$9,925
Amortized cost of HTM securities:
Fixed rate	$1,289	$2,082
Adjustable rate	4,429	5,464
Total HTM securities	$5,718	$7,546
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
As of September 30, 2020, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $446 million in eligible loans under the MPF Original product during the first nine months of 2020.
Mortgage loan balances decreased to $2.4 billion at September 30, 2020, from $3.3 billion at December 31, 2019, a decrease of $0.9 billion. Average mortgage loans were $2.7 billion in the third quarter of 2020, a decrease of $0.7 billion from $3.4 billion in the third quarter of 2019. Average mortgage loans were $3.0 billion in the first nine months of 2020, a decrease of $0.2 billion from $3.2 billion in the first nine months of 2019.

At September 30, 2020, and December 31, 2019, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2019 Form 10-K. Mortgage loan balances at September 30, 2020, and December 31, 2019, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2020	December 31, 2019
MPF Plus	$149	$177
MPF Original	2,222	3,049
Subtotal	2,371	3,226
Unamortized premiums	42	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio	2,411	3,314
Less: Allowance for credit losses	(7)	—
Mortgage loans held for portfolio, net	$2,404	$3,314
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 1. Financial Statements – Note 1 – Basis of Presentation” and “Item 1. Financial Statements – Note 5 – Mortgage Loans Held for Portfolio” in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2019 Form 10-K.
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.1 billion to $19.0 billion at September 30, 2020, from $21.1 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $11.7 billion at September 30, 2020, of which $8.5 billion were associated with MBS, $2.3 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.9 billion were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $16.6 billion at December 31, 2019, of which $8.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $8.1 billion were associated with MBS.
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
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2020, and December 31, 2019.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2020			December 31, 2019
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$7,929	10%	At least BBB	$11,476	11%
Subtotal uncleared		7,929	10		11,476	11
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	27,129	34	A	61,067	61
Morgan Stanley & Co. LLC	A	45,467	56	A	28,483	28
Subtotal cleared		72,596	90		89,550	89
Total(3)		$80,525	100%		$101,026	100%

(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Negative CreditWatch by S&P at September 30, 2020, and December 31, 2019. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
(3)Total notional amount at September 30, 2020, and December 31, 2019, does not include $6 million and $46 million of mortgage delivery commitments with members, respectively.

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
As of September 30, 2020, and December 31, 2019, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of September 30, 2020, and December 31, 2019, were within the tolerance levels provided by the Finance Agency guidance.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2020, and December 31, 2019. The Bank’s risk-based capital requirement decreased to $1.4 billion at September 30, 2020, from $1.5 billion at December 31, 2019.

Regulatory Capital Requirements

	September 30, 2020		December 31, 2019
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,403	$6,086	$1,519	$6,605
Total regulatory capital	$3,035	$6,086	$4,274	$6,605
Total regulatory capital ratio	4.00%	8.02%	4.00%	6.18%
Leverage capital	$3,793	$9,129	$5,342	$9,908
Leverage ratio	5.00%	12.03%	5.00%	9.27%
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2020, and December 31, 2019. During the nine months ended September 30, 2020, the Bank’s internal credit ratings stayed the same or slightly declined for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	250	179	$40,325	$195,049	21%
4-6	81	51	14,244	51,747	28
7-10	5	4	59	66	89
Subtotal	336	234	54,628	246,862	22
Community development financial institutions (CDFIs)	7	7	106	115	92
Housing associates	2	—	—	—	—
Total	345	241	$54,734	$246,977	22%

December 31, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	151	$67,982	$204,970	33%
4-6	54	33	18,654	50,732	37
7-10	5	4	41	65	63
Subtotal	330	188	86,677	255,767	34
CDFIs	7	5	102	112	91
Housing associates	2	—	—	—	—
Total	339	193	$86,779	$255,879	34%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$931	$967
11% – 25%	16	1,570	1,913
26% – 50%	29	4,013	6,821
More than 50%	178	48,220	237,276
Total	241	$54,734	$246,977

December 31, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$1,352	$1,419
11% – 25%	9	754	903
26% – 50%	24	21,955	34,221
More than 50%	153	62,718	219,336
Total	193	$86,779	$255,879

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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2020, and December 31, 2019.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2020		December 31, 2019
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$254	$250	$183	$176
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,056	3,967	2,897	2,846
Agency pools and collateralized mortgage obligations	16,518	15,891	8,576	8,287
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	3	5	5
PLRMBS – private label investment-grade-rated senior tranches	26	17	45	34
Term deposits with the Bank	20	20	—	—
Other	204	15	—	—
Total	$21,081	$20,163	$11,706	$11,348
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
As of September 30, 2020, of the loan collateral pledged to the Bank, 19% was pledged by 26 institutions by specific identification, 53% was pledged by 117 institutions under a blanket lien with detailed reporting, and 28% was pledged by 132 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of September 30, 2020, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 25% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2020, and December 31, 2019.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$168,064	$132,306	$174,580	$152,960
Second lien residential mortgage loans and home equity lines of credit	16,354	6,847	17,469	9,437
Multifamily mortgage loans	44,109	30,881	32,652	25,321
Commercial mortgage loans	79,060	52,103	72,118	52,329
Loan participations(1)	4,594	3,034	4,610	3,496
Small business, small farm, and small agribusiness loans	6,820	1,643	4,010	988
Other	12	—	2	—
Total	$319,013	$226,814	$305,441	$244,531
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2020, and December 31, 2019, the unpaid principal balance of these loans totaled $5 billion and $6 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2020
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$8,079	$—	$—	$—	$—	$8,079
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	322	—	—	—	—	322
GSEs – single-family:
Freddie Mac	654	—	—	—	—	654
Fannie Mae(2)	1,365	5	—	3	—	1,373
Subtotal	2,019	5	—	3	—	2,027
GSEs – multifamily:
Freddie Mac	2,963	—	—	—	—	2,963
Fannie Mae	8,827	—	—	—	—	8,827
Subtotal	11,790	—	—	—	—	11,790
Total GSEs	13,809	5	—	3	—	13,817
PLRMBS:
Prime	23	31	63	168	106	391
Alt-A	43	46	35	1,369	568	2,061
Total PLRMBS	66	77	98	1,537	674	2,452
Total MBS	14,197	82	98	1,540	674	16,591
Total securities	22,276	82	98	1,540	674	24,670
Interest-bearing deposits	1	1,477	—	—	—	1,478
Securities purchased under agreements to resell	5,250	1,500	—	—	—	6,750
Federal funds sold	900	1,423	—	—	—	2,323
Total investments	$28,427	$4,482	$98	$1,540	$674	$35,221

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
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at September 30, 2020, and December 31, 2019, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2020, and December 31, 2019.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2020	December 31, 2019
Interest-bearing deposits	$1,477	$2,269
Federal funds sold	2,323	3,562
Total	$3,800	$5,831

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2020, and December 31, 2019.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2020, 24% of the carrying value of unsecured investments held by the Bank were rated AA, and 61% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2020, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2020
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,077	$1,077
U.S. subsidiaries of foreign commercial banks	—	400	400
Total domestic and U.S. subsidiaries of foreign commercial banks	—	1,477	1,477
U.S. branches and agency offices of foreign commercial banks:
Australia	—	500	500
Canada	900	—	900
Netherlands	—	923	923
Total U.S. branches and agency offices of foreign commercial banks	900	1,423	2,323
Total unsecured credit exposure	$900	$2,900	$3,800
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2020.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2020. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2020, the Bank’s MBS portfolio was 271% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At September 30, 2020, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of September 30, 2020, the Bank’s investment in MBS had gross unrealized losses totaling $70 million, $31 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2020, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following table presents the unpaid principal balance of adjustable rate investment securities by interest rate index at September 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)
September 30, 2020
Interest Rate Index	MBS
LIBOR(1)	$6,196
Constant maturity Treasury	108
Other	1
Total adjustable rate investment securities(2)	$6,305
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount. A de minimis amount of LIBOR-indexed MBS are due in 2020. LIBOR-indexed MBS of $6.2 billion are due in 2022 and thereafter.
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2020.
Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. Due to declines in market values of cleared derivatives during the first nine months of 2020, there was an increase in variation margin posted on cleared derivatives to the clearinghouses resulting in an increase in net cash used in operating activities reported on the Statements of Cash Flows during the period. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2020. The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as the size and composition of the portfolio, market values of derivatives, and accrued interest. Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not currently expect to incur any credit losses on its derivative agreements.
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$122	$—	$—	$—	$—
A	157	2	(2)	—	—
BBB	253	1	(1)	—	—
Cleared derivatives(2)	72,596	10	6	386	402
Liability positions with credit exposure:
Uncleared derivatives
A	6,269	(261)	299	—	38
BBB	578	(23)	25	—	2
Total derivative positions with credit exposure to nonmember counterparties	79,975	(271)	327	386	442
Member institutions(3)	6	—	—	—	—
Total	79,981	$(271)	$327	$386	$442
Derivative positions without credit exposure	550
Total notional	$80,531

December 31, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$488	$2	$(2)	$—	$—
BBB	493	1	(1)	—	—
Cleared derivatives(2)	89,550	8	7	381	396
Liability positions with credit exposure:
Uncleared derivatives
AA	1,263	(46)	49	—	3
A	8,296	(266)	279	—	13
BBB	713	(41)	43	—	2
Total derivative positions with credit exposure to nonmember counterparties	100,803	(342)	375	381	414
Member institutions(3)	46	—	—	—	—
Total	100,849	$(342)	$375	$381	$414
Derivative positions without credit exposure	223
Total notional	$101,072
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- by S&P with a Negative CreditWatch at September 30, 2020, and December 31, 2019.
(3)Member institutions include mortgage delivery commitments with members.

The Bank primarily executes derivatives indexed to the Overnight Index Swap (OIS) rate and SOFR to manage interest rate risk and monitors marketwide efforts to address fallback language related to LIBOR-indexed derivative transactions. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at September 30, 2020.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index
(In millions)
September 30, 2020
Interest Rate Index	Pay Leg	Receive Leg
Fixed	$50,482	$17,715
LIBOR	2,617	17,655
SOFR	20,610	31,568
OIS	5,836	12,607
Total notional amount	$79,545	$79,545
The following table presents the notional amount of interest rate swaps with LIBOR exposure by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at September 30, 2020. Interest rate caps and floors indexed to LIBOR totaling $430 million terminate in 2021 and totaling $550 million terminate in 2022 and thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
September 30, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$304	$130	$6,863	$25
Terminates in 2021	1,510	253	7,557	213
Terminates in 2022 and thereafter(1)	260	160	2,375	622
Total Notional Amount	$2,074	$543	$16,795	$860
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
There have been no significant changes in the judgments and assumptions made during the first nine months of 2020 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2019 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
LIBOR Transition – International Swaps and Derivatives Association, Inc. (ISDA) 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the ISDA launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivatives transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including U.S. Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both an FHLBank and its relevant counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, or the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.
On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol by no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.
As a part of its LIBOR Transition efforts, the Bank has adhered to the Protocol and will work with its counterparties, as necessary, to address its over-the-counter derivative agreements referencing U.S. Dollar LIBOR as a part of its LIBOR Transition efforts.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $819.9 billion at September 30, 2020, and $1,025.9 billion at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $68.2 billion at September 30, 2020, and $98.8 billion at December 31, 2019. The Bank had committed to the issuance of $170 million and $805 million in consolidated obligations at September 30, 2020, and December 31, 2019, respectively.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2020, the Bank had no advance commitments and $17.7 billion in standby letters of credit outstanding. At December 31, 2019, the Bank had no advance commitments and $21.6 billion in standby letters of credit outstanding.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of September 30, 2020.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2020	December 31, 2019
+200 basis-point change above current rates	–3.0%	–2.4%
+100 basis-point change above current rates	–1.3	–1.1
–100 basis-point change below current rates(2)	+5.9	+1.1
–200 basis-point change below current rates(2)	+6.0	+6.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2020, are comparable with the estimates as of December 31, 2019, with the exception of the down 100 basis-point scenario. Given the significant decline in interest rates in 2020, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors in both declining scenarios. As of December 31, 2019, interest rates could decline in a parallel fashion in the down 100 basis-point scenario but could not decline a full 200 basis points. Interest rates continue to remain at historically low levels, ranging from 12 basis points for the one-month Treasury bill to 68 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 260% as of September 30, 2020.

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

Total Bank Duration Gap Analysis

	September 30, 2020		December 31, 2019
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$75,870	4	$106,842	3
Liabilities	69,650	2	100,101	2
Net	$6,220	2	$6,741	1
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2020, was $19.0 billion, including $16.6 billion in MBS and $2.4 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2019, was $21.1 billion, including $17.8 billion in MBS and $3.3 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.8 billion, or 78%, of MBS and mortgage loans at September 30, 2020, and $15.1 billion, or 72%, of MBS and mortgage loans at December 31, 2019. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $4.2 billion, or 22%, of MBS and mortgage loans, at September 30, 2020, and $6.0 billion, or 28%, of MBS and mortgage loans at December 31, 2019.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2020, and December 31, 2019.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2020	December 31, 2019
+200 basis-point change	–1.1%	–0.6%
+100 basis-point change	–0.4	–0.2
–100 basis-point change(2)	+2.8	+0.2
–200 basis-point change(2)	+2.8	+3.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2019, to September 30, 2020, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

For a discussion of risk factors related to the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors.”

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
Internal Control Over Financial Reporting
During the three months ended September 30, 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
In particular, the current COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the decline in interest rates has adversely affected the fair values of the Bank’s assets, the valuation of collateral, and the Bank’s net income and capital. In addition, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses or write-downs on private label residential mortgage-backed securities or reduced comprehensive income, depending on the classification of the investment. A prolonged COVID-19 pandemic may continue to have adverse effects on the Bank’s profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 pandemic may adversely affect the Bank’s access to the debt markets and possibly affect the Bank’s liquidity. The Bank’s decision to have all employees work remotely in accordance with local “stay-at-home” orders may create additional cybersecurity risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. In addition, the Bank relies on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a failure or any interruption to their business because of the COVID-19 pandemic, the Bank may be unable to effectively conduct and manage its business. The outlook remains uncertain, and there is a possibility that if the Federal Reserve keeps interest rates low or even uses negative interest rates, this could significantly affect the Bank’s business and profitability.
For a discussion of other risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2019 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph Amato, dated October 7, 2020, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020 (Commission File No. 000-51398)

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2020.

Federal Home Loan Bank of San Francisco

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)