Form 10-K
period 2020-12-31
Federal Home Loan Bank of San Francisco
filed 2021-03-12
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2020, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $2,751 million. At February 28, 2021, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 22,821,081.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2020 Annual Report on Form 10-K

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
We are one of 11 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System (FHLBank System). Each FHLBank operates as a separate federally chartered corporation with its own board of directors, management, and employees. The FHLBanks were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), an independent federal agency.
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
Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from $6 million to over $142 billion in assets.
Our primary business is providing competitively priced, collateralized loans, known as advances, to our members and certain qualifying housing associates. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability and liquidity management, offer a wider range of mortgage products to their customers, and improve profitability.
As of December 31, 2020, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	144	$1,333	106	$23,143
Savings institutions	11	88	8	825
Credit unions	153	743	74	5,084
Industrial loan companies	2	2	2	42
Insurance companies	22	112	10	1,063
Community development financial institutions	7	6	7	103
Total member institutions	339	2,284	207	30,260
Housing associates eligible to borrow	2	—	—	—
Other nonmember institutions(1)	3	2	2	78
Total	344	$2,286	209	$30,338
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
Our Business Model
Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members through their investment in the Bank’s capital stock, while remaining safe and sound.
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
Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their advances borrowings, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Information regarding the Bank’s dividends and the repurchase of excess capital stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
Products and Services
Advances. We offer our members and housing associates a wide array of fixed and adjustable rate loans, called advances, that are secured with eligible mortgage loans and other collateral. Our advance products are designed to help members and housing associates compete effectively in their markets and meet the credit needs of their communities. For members and housing associates that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgage loans, including multifamily mortgage loans. As a result, advances support an array of housing market segments, including those focused on low- and moderate-income households. For members or housing associates that sell or securitize mortgage loans and other assets, advances can provide interim funding.
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
We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index. Customized advances may include:
•advances with non-standard indices;
•advances with embedded option features (such as interest rate caps, floors, and call and put options);
•amortizing advances; and
•advances with full prepayment symmetry. (Full prepayment symmetry is a product feature under which the Bank may charge a prepayment fee or pay a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)
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
Because of the funding alternatives available to our largest borrowers, we establish advances prices that take into account the cost of alternative market choices available to our largest members each day, along with our costs of conducting business and our profitability. We offer the same advances prices to all members and housing associates each day, which means that all members and housing associates benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member or housing associate to reflect market conditions on a given day, those price concessions are also made available to all members and housing associates for the same product with the same terms on the same day.
Standby Letters of Credit. We issue standby letters of credit to support certain obligations of members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances but may differ in cases where member creditworthiness is impaired.
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
In addition, our investments include agency residential MBS, which are guaranteed through the direct obligation of, or are supported by, the U.S. government, and PLRMBS. Some of these PLRMBS were issued by or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. The Bank has not purchased any PLRMBS since the first quarter of 2008.
Additional information about our investments and credit losses associated with our PLRMBS is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 4 – Investments.”
Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sell loans under the MPF Xtra product, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) On December 17, 2020, we announced that we would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from our members.
Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of the current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.2 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 145,500 housing units.
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
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our Board of Directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2020, the Bank awarded $3.5 million in AHEAD Program grants.
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
Funding Sources
We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2020, and through the date of this report, we do not believe that it is probable that we will be asked to do so.
The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2020, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2020, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the

FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital markets opportunities. The authority of the Office of Finance to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has never adversely affected the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on developments in the capital markets, and prepares the FHLBanks’ quarterly and annual combined financial reports. In addition, it administers the Resolution Funding Corporation, established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions.
Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including the Secured Overnight Financing Rate and the Overnight Index Swap rate based on the effective Federal funds rate. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond. Typically, the maturities of consolidated obligation bonds range from 6 months to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.
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
Segment Information
We use an analysis of the Bank’s financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value from fair value hedges that are recorded in the same line as the earning effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into our overall assessment of financial performance.
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
The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion of related income, which is a result of improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less the provision for credit losses on mortgage loans and MBS.

Additional information about business segments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in “Item 8. Financial Statements and Supplementary Data – Note 13 – Segment Information.”
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
Additional information about our interest rate exchange agreements is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Total Bank Market Risk – Interest Rate Exchange Agreements” and in “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities.”
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
Our capital plan has been amended over time to accommodate changes in the Bank’s business model and financial strategies. The capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source. With the approval of the Board of Directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Agency.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during 2019 and continuing through September 2020. In September 2020, the methodology was revised and resulted in a required level of retained earnings of $2.9 billion. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.9 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings.

Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan.
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
To assess the safety and soundness of the Bank, the Finance Agency conducts an annual examination of the Bank and other periodic reviews of its financial operations. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency.
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
Human Capital Resources
The Bank’s human capital significantly contributes to the Bank’s success in achieving its strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various programs and philosophies described below.
Workforce Profile – The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations centralized in one location. As of December 31, 2020, the Bank had 305 employees. As of December 31, 2020, approximately 42.6% of the Bank’s workforce identify as female, 57.1% identify as male, and 0.3% declined to state a gender. Approximately 63.3% of the Bank’s workforce identify as an ethnic minority, and 1.3% declined to state an ethnicity. The Bank’s workforce includes long-tenured employees. We strive to both develop talent within the organization and to supplement our talent pool, as needed, with external hires. We believe that developing internal talent results in institutional strength and continuity and promotes engagement and commitment among our employees, which advances and broadens the overall success of the organization. Attracting new talent contributes to fresh perspectives, new ideas, continuous improvement, and our goal of supporting a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 8.3 years. There are no collective bargaining agreements with our employees.
Total Rewards – We seek to attract, develop, and retain talented employees to achieve our strategic business initiatives and enhance business performance. We accomplish this objective through a combination of development programs and benefits, and by recognizing and rewarding performance. Specifically, our programs include:
•Cash compensation that includes a competitive base salary and performance-based incentives;
•Benefits:
◦Health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plan with employer match, pension benefits, healthcare concierge;
◦Wellness program, including a wellness reimbursement, employee assistance program, interactive education sessions, and sporting events sponsorship;

◦Time away from work, including time off for vacation, illness, personal, holiday, and volunteer opportunities;
•Culture – includes employee resource groups, various cultural diversity, equity, and inclusion initiatives, and a mentor program;
•Work/Life balance – includes 100% paid salary continuation for short-term disability, parental and military leave, bereavement, jury duty, and court appearances;
•Development programs and training – leadership development, employee engagement, 360 feedback process, competency workshops and competency knowledge center, tuition reimbursement program, internal educational and development opportunities, and fee reimbursement for external educational and development programs relevant to employees’ job responsibilities;
•Management succession planning – our Board of Directors and leadership actively engage in management succession planning, with a defined plan for our senior management team.
Our performance management framework includes goal setting and an annual performance review. Overall annual ratings are calibrated across the leadership team, with base salary and incentive recommendations differentiated based upon employee contributions and overall performance.
We are committed to the health, safety, and wellness of our employees. In response to the COVID-19 pandemic, we have implemented significant changes to our operating environment, safety protocols, and procedures that we determined were in the best interest of our employees and members, and in compliance with government regulations. This includes ensuring all employees are able to work remotely and implementing additional safety measures for employees to perform critical on-site work.
Diversity and Inclusion Program – Diversity and Inclusion (D&I) is a strategic business priority for the Bank. The Bank’s Chief Diversity Officer is a member of the senior management team, reports to the President and Chief Executive Officer, and serves as a liaison to the Board of Directors. We recognize that diversity increases our capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year D&I Strategic Plan that includes quantifiable metrics to measure its success, and we report regularly on these metrics to management and the Board of Directors. Additionally, we offer a range of opportunities for our employees to connect and grow personally and professionally through our D&I committee, councils, and employee resource groups. We consider learning an important component of our D&I Strategic Plan and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual performance management process.
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
Market and Economic Condition Risks
Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect the Bank’s operations, business activities, results of operations, and financial condition.
Natural disasters, widespread public health emergencies (such as the recent outbreak of COVID-19), terrorist attacks, civil unrest, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect the Bank’s business activities and results of operations.
In particular, the ongoing COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the decline in interest rates has adversely affected the fair values of the Bank’s assets, the valuation of collateral, and the Bank’s net income and capital. In addition, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses or write-downs on private label residential mortgage-backed securities or reduced comprehensive income, depending on the classification of the investment. A prolonged COVID-19 pandemic may continue to have adverse effects on the Bank’s profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 pandemic may adversely affect the Bank’s access to the debt markets and possibly affect the Bank’s liquidity. The Bank’s decision to have all employees work remotely in accordance with local “stay-at-home” orders may create additional cyber-security risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. In addition, the Bank relies on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a failure or any interruption to their business because of the COVID-19 pandemic, the Bank may be unable to effectively conduct and manage its business. The outlook remains uncertain, and there is a possibility that if the Federal Reserve keeps interest rates low or if negative interest rates arise, this could significantly affect the Bank’s business and profitability.
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
We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be significantly more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayments, with the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.
Volatile market conditions increase the risk that our financial models will produce unreliable results.
We use market-based inputs in the financial models that we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. While model inputs based on economic conditions and expectations are regularly evaluated and adjusted to changing conditions, sudden significant changes in these conditions may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.
Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate could adversely affect our business, financial condition, and results of operations.
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase-out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee (ARRC), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018. On March 5, 2021, the FCA announced the dates that panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. The FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative:
•immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc, and Japanese yen settings, and the 1-week and 2-month US dollar settings; and
•immediately after June 30, 2023, in the case of the remaining U.S. dollar settings.

During the third quarter of 2018, several market participants began issuing variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR-indexed consolidated obligation and the Bank began offering SOFR-indexed advances. During 2019, the Bank began to use derivatives indexed to SOFR to hedge interest rate risk. Because many of the Bank’s assets and liabilities are indexed to LIBOR, the Bank has developed and implemented a LIBOR Phase Out Transition Plan, which addresses LIBOR exposure, fallback language, operational preparedness, balance sheet management, and other related issues. Given the large volume of LIBOR-based mortgages and financial instruments in the marketplace, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny. Whether the net impact will be positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage the transition away from LIBOR in the markets, and corresponding adjustments to Bank systems, could be disruptive. The Bank is planning for the eventual replacement of its LIBOR-indexed instruments and expects SOFR to be the dominant replacement. When LIBOR will be discontinued and what the impact of such a transition may be on our business, financial condition, and results of operations cannot be ascertained at this time.
Business Risks
Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the attractiveness of the Bank’s business model to members.
Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in the Bank’s capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members’ credit needs change. In addition, the Bank manages its retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business or in the event of significant Bank financial distress. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the value of membership from the perspective of a member.
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
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve Banks, and, in certain circumstances, other FHLBanks. Our members may have access to alternative funding sources, including independent access to deposits, along with the national and global credit markets. These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations as the FHLBanks, which may enable those competitors to offer products and terms that we are not able to offer.

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
Additional information regarding concentration risk is set forth in “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Credit and Concentration Risk.”
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
We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyber attacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt the Bank’s business or adversely affect our financial condition, results of operations, or reputation.
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
Regulatory Risks
Changes in federal fiscal and monetary policy could adversely affect our business or results of operations.
Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, and could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We rely on derivative transactions to reduce our market risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties, or changes in the legislation or the regulations affecting derivatives, may adversely affect our ability to enter into derivative transactions on cost-effective terms.
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

We are affected by federal laws and regulations that could change or be applied in a manner detrimental to our operations.
The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. From time to time, Congress has amended the FHLBank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress and regulations or policies implemented by the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.
Changes in statutory or regulatory requirements or policies, or in their application, could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, events other than another FHLBank’s default on a consolidated obligation can affect us. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that one FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Our members are governed by federal and state laws and regulations that could change in a manner detrimental to their ability or motivation to invest in the Bank or to use our products and services.
Most of our members are highly regulated financial institutions, and the regulatory environment in which our members operate could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use our products and services. Statutory or regulatory changes that make it less attractive to hold our capital stock or use our products and services could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Changes in the status, regulation, and perception of the housing GSEs or in policies and programs relating to the housing GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, or future dividend payments.
Changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorships may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on all GSE debt pricing, as investors may perceive that their debt instruments bear increased risk.
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

General Risk Factors
Economic weakness could adversely affect the business of many of our members and of our business and results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 96,139 square feet of space at 333 Bush Street in San Francisco, California. The Bank also leases 6,808 square feet of space in off-site business continuity facilities located in Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.    LEGAL PROCEEDINGS
The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business.
On March 28, 2019, Lawrence H. Parks, a former officer of the Bank, along with another former employee, filed a lawsuit in the U.S. District Court for the District of Columbia, against the Bank and certain of the Bank’s current and former directors, chief executive officer, and two employees. The plaintiffs’ suit alleged breach of contract (and breach of the covenant of good faith and fair dealing) arising out of a mediation relating to threatened claims made by the plaintiffs of alleged: (i) race discrimination under the D.C. Human Rights Act against the Bank, (ii) aiding and abetting discrimination under the D.C. Human Rights Act against the chief executive officer and members of the Board, (iii) defamation against two Bank employees (and the Bank as their employer), and (iv) negligent hiring/supervision of the chief executive officer against the Bank and the Board of Directors. The plaintiffs sought damages not to exceed $3.6 million. On January 27, 2020, the defendants’ motion to dismiss was granted for the individual defendants and the claims against the directors, officers, and employees were dismissed without prejudice. On January 6, 2020, the same plaintiffs filed a complaint in the U.S. District Court for the District of Columbia, against the Bank and certain of the Bank’s current and former directors, chief executive officer, and two employees alleging the four threatened claims described along with three additional claims as follows: (i) discrimination in the course of employment termination on the basis of race in violation of 42 U.S.C. Section 1981 against the Bank, (ii) discrimination in the course of employment termination on the basis of race in violation of 42 U.S.C. Section 1981 against the chief executive officer and certain current and former members of the Board, (iii) discrimination in the course of employment termination in violation of the D.C. Human Rights Act against the Bank, (iv) aiding and abetting discrimination in the course of employment in violation of the D.C. Human Rights Act against the chief executive officer and certain current and former members of the Board, (v) retaliation in violation of the D.C. Human Rights Act against the Bank, (vi) defamation against two Bank employees and the Bank, and (vii) negligent hiring/supervision of the chief executive officer against the Bank and certain current and former members of the Board of Directors. Pursuant to the complaint, the plaintiffs sought damages and relief including compensatory, punitive, and exemplary damages, front and back pay, and certain injunctive relief. The parties to both actions settled the matters in November 2020 and the two actions were dismissed on November 18, 2020.

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
The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.” At February 28, 2021, the Bank had 22,803,654 shares of Class B stock held by 340 members and 17,427 shares of Class B stock held by 2 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.
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
Additional information regarding the Bank’s dividends is set forth in “Item 1. Business” and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2020	2019	2018	2017	2016
Selected Statement of Condition Data at Yearend
Total Assets	$68,634	$106,842	$109,326	$123,385	$91,941
Advances	30,976	65,374	73,434	77,382	49,845
Mortgage Loans Held for Portfolio, Net	1,935	3,314	3,066	2,076	826
Investments(1)	35,228	37,637	32,381	43,570	40,986
Consolidated Obligations:(2)
Bonds	44,408	71,372	72,276	85,063	50,224
Discount Notes	16,213	27,376	29,182	30,440	33,506
Mandatorily Redeemable Capital Stock	2	138	227	309	457
Capital Stock —Class B —Putable	2,284	3,000	2,949	3,243	2,370
Unrestricted Retained Earnings	2,919	2,754	2,699	2,670	888
Restricted Retained Earnings	761	713	647	575	2,168
Accumulated Other Comprehensive Income/(Loss) (AOCI)	230	274	235	318	111
Total Capital	6,194	6,741	6,530	6,806	5,537
Selected Operating Results for the Year
Net Interest Income	$505	$531	$601	$567	$471
Provision for/(Reversal of) Credit Losses	26	—	—	—	—
Other Income/(Loss)	59	21	(11)	78	485
Other Expense	165	187	187	224	158
Assessments	38	38	43	45	86
Net Income/(Loss)	$335	$327	$360	$376	$712
Selected Other Data for the Year
Net Interest Margin(3)	0.54%	0.50%	0.55%	0.55%	0.52%
Operating Expenses as a Percent of Average Assets	0.16	0.15	0.13	0.14	0.16
Return on Average Assets	0.36	0.31	0.32	0.36	0.77
Return on Average Equity	5.32	4.92	5.42	6.21	13.63
Annualized Dividend Rate	5.53	7.00	8.51	7.50	12.33
Dividend Payout Ratio(4)	47.39	63.19	72.97	49.59	39.98
Average Equity to Average Assets Ratio	6.69	6.21	5.98	5.82	5.68
Selected Other Data at Yearend
Regulatory Capital Ratio(5)	8.69	6.18	5.97	5.51	6.40
Duration Gap (in months)	1	1	1	1	1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Yearend	Par Value (In millions)
2020	$746,722
2019	1,025,895
2018	1,031,617
2017	1,034,260
2016	989,311
(3)Net interest margin is net interest income divided by average interest-earning assets.
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess capital stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;
•the volatility of market prices, rates, and indices;
•the timing and volume of market activity;
•natural disasters, widespread health emergencies (such as the outbreak of COVID-19), terrorist attacks, civil unrest, or other unanticipated or catastrophic events;
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
•changes in the FHLBanks’ long-term credit ratings; and
•the impending discontinuance of the London Interbank Offered Rate (LIBOR) or any other interest rate benchmark and the adverse consequences it could have for market participants, including the Bank.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors.”

Overview
Net income for 2020 was $335 million, compared with net income of $327 million for 2019. The increase in net income of $8 million from 2019 to 2020 primarily reflected an increase in other income of $38 million and a decrease in other expense of $22 million, which were offset by a decrease in net interest income of $26 million and an increase in provision for credit losses of $26 million.
The $38 million increase in other income primarily reflected the Bank’s receipt of $85 million in disgorgement proceeds in connection with a Securities and Exchange Commission enforcement action in the third quarter of 2020, which was partially offset by an increase in net fair value losses associated with derivatives and financial instruments carried at fair value. The $22 million decrease in other expense primarily reflected a decrease of $15 million in expense associated with voluntary charitable contributions to the Quality Jobs Fund and a reduction in operating expense of $9 million that was primarily related to higher expenses associated with the relocation of the Bank’s premises during the second quarter of 2019.
Net interest income in 2020 decreased by $26 million, which primarily reflected a lower interest rate environment and lower average balances of interest-earning assets, partially offset by an increase in prepayment fees on advances of $30 million and a decrease in dividends paid on mandatory redeemable capital stock (classified as interest expense) of $9 million. The 2020 provision for credit losses increased by $26 million and was primarily associated with certain private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale (AFS).
Retained earnings grew to $3.7 billion at December 31, 2020, from $3.5 billion at December 31, 2019, primarily resulting from net income in 2020 of $335 million. The Bank also received a credit to unrestricted retained earnings related to the partial recovery of the Bank’s investment in the Financing Corporation of $40 million. These increases to retained earnings were partially offset by cash dividends of $159 million paid at an annualized rate of 5.53% during 2020.
At December 31, 2020, total assets were $68.6 billion, a decrease of $38.2 billion from $106.8 billion at December 31, 2019. Total advances decreased $34.4 billion, to $31.0 billion at December 31, 2020, from $65.4 billion at December 31, 2019. The decrease in advances primarily reflected reduced member liquidity needs related to the impact of the COVID-19 pandemic on the economy and on our members. In addition, investments decreased $2.4 billion, to $35.2 billion at December 31, 2020, from $37.6 billion at December 31, 2019. The decrease in investments primarily reflected a decrease in MBS, Federal funds sold, and interest-bearing deposits, partially offset by an increase in U.S. Treasury securities.
Accumulated other comprehensive income/(loss) (AOCI) decreased by $44 million during 2020, to $230 million at December 31, 2020, from $274 million at December 31, 2019. The decrease in AOCI during 2020 primarily reflected lower fair values of PLRMBS classified as AFS.
On February 18, 2021, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2020 at an annualized rate of 5.00%. The dividend will total $30 million, including a de minimis amount in dividends on mandatorily redeemable capital stock that will be reflected as interest expense in the first quarter of 2021. The Bank recorded the dividend on February 18, 2021, and expects to pay the dividend on March 18, 2021. As a result of the COVID-19 pandemic and the measures taken to contain the spread of the virus, U.S. and global economies face great challenges and ongoing uncertainty. To preserve capital in this uncertain environment, the Bank’s Board of Directors has decided to pay a quarterly dividend rate at the low end of the range stated in the Bank's dividend philosophy.
As of December 31, 2020, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.7%, exceeding the 4.0% requirement. The Bank had $6.0 billion in permanent capital, exceeding its risk-based capital requirement of $1.4 billion.

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
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets, and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy, including fiscal stimulus and quantitative easing. At the end of the year, the Federal Reserve maintained a Federal funds target range of 0.00% to 0.25%. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in advances demand from members. The Bank continued to meet its funding needs throughout 2020.
The Bank transitioned to remote work in mid-March 2020 and operated effectively throughout the remainder of 2020. The ultimate impact of the disruption caused by the pandemic continues to be uncertain. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents and cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
The Bank relies on vendors and other third parties to perform certain critical services. If one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and effectively manage certain parts of its business.
To reduce the risk of the operational impact of the pandemic, the Bank maintains a Board-approved Business Continuity Management Program, along with a Crisis Management Plan and Business Continuity Plans (BCPs), that are updated and tested annually. The Bank’s BCPs provide procedures to ensure personnel safety and welfare, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The Bank’s BCPs contain operating procedures for all critical processes and identify resources and staff necessary to continue operations based on business-defined recovery time objectives and communication requirements for internal and external stakeholders.
The effects of the COVID-19 pandemic, and of governmental and public actions taken in response, on the global and U.S. economy and on the Bank are continuing to evolve, and the full duration and impact of the pandemic and subsequent governmental and public actions are uncertain.
As the COVID-19 pandemic persists, the demand for advances may continue to decrease because of further government intervention, lower interest rates, and reduced member asset activity. The risk of credit losses is likely to increase. The Bank believes that lower demand from the Bank’s members for advances will likely continue into the foreseeable future. In addition, other possible effects from the COVID-19 pandemic on the Bank may include, but are not limited to, further disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets or an increase in the write-down of investments.
The Bank has implemented certain relief measures to help members serve customers affected by the COVID-19 pandemic, such as accommodating forbearance and modifications to pledged loan collateral and allowing electronic signatures on loan documentation in specific circumstances. The Board of Directors also approved subsidized credit and grant programs to assist our members in responding to the challenges brought about by the COVID-19 pandemic.

Results of Operations
Comparison of 2020 and 2019
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2020 and 2019, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,077	$15	0.49%	$2,307	$51	2.23%
Securities purchased under agreements to resell	4,745	20	0.43	7,770	174	2.24
Federal funds sold	4,672	17	0.37	4,856	114	2.35
Trading securities:
MBS	3	—	3.13	4	—	3.74
Other investments	3,979	83	2.09	601	15	2.42
AFS securities:(1)
MBS(2)(3)	10,686	213	1.99	8,471	354	4.17
Other investments(3)	4,845	30	0.61	1,972	40	2.05
Held-to-maturity (HTM) securities:(1)
MBS	6,226	109	1.75	9,345	269	2.87
Other investments	—	—	—	45	1	2.79
Mortgage loans held for portfolio	2,807	34	1.19	3,277	87	2.64
Advances(4)	52,834	598	1.13	67,604	1,677	2.48
Loans to other FHLBanks	—	—	—	6	—	2.95
Total interest-earning assets	93,874	1,119	1.19	106,258	2,782	2.62
Other assets(4)(5)	317	—		876	—
Total Assets	$94,191	$1,119		$107,134	$2,782
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$64,144	$437	0.68%	$72,255	$1,631	2.26%
Discount notes	22,137	169	0.76	26,714	599	2.24
Deposits and other borrowings	828	3	0.29	322	7	2.13
Mandatorily redeemable capital stock	62	5	8.90	176	14	7.90
Borrowings from other FHLBanks	1	—	8.41	7	—	2.27
Total interest-bearing liabilities	87,172	614	0.70	99,474	2,251	2.26
Other liabilities(4)	718	—		1,008	—
Total Liabilities	87,890	614		100,482	2,251
Total Capital	6,301	—		6,652	—
Total Liabilities and Capital	$94,191	$614		$107,134	$2,251
Net Interest Income		$505			$531
Net Interest Spread(6)			0.49%			0.36%
Net Interest Margin(7)			0.54%			0.50%
Interest-earning Assets/Interest-bearing Liabilities	107.69%			106.82%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $59 million and $61 million in 2020 and 2019, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(50)	$—	$(55)
Net gain/(loss) on derivatives and hedged items	(3)	(14)	—	(17)
Net interest settlements on derivatives	(297)	(174)	23	(448)
Total net interest income/(expense)	$(305)	$(238)	$23	$(520)

	2019
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$—	$(9)	$(1)	$(10)
Net interest settlements on derivatives	15	(27)	(15)	(27)
Total net interest income/(expense)	$15	$(36)	$(16)	$(37)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related losses on HTM securities for 2020. Includes non-credit-related losses on AFS and HTM securities for 2019.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2020 was $505 million, a 5% decrease from $531 million in 2019. The following table details the changes in interest income and interest expense for 2020 compared to 2019. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2020 Compared to 2019

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(36)	$13	$(49)
Securities purchased under agreements to resell	(154)	(50)	(104)
Federal funds sold	(97)	(4)	(93)
Trading securities: Other investments	68	70	(2)
AFS securities:
MBS(2)	(141)	76	(217)
Other investments(2)	(10)	32	(42)
HTM securities:
MBS	(160)	(74)	(86)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(53)	(11)	(42)
Advances(2)	(1,079)	(309)	(770)
Total interest-earning assets	(1,663)	(258)	(1,405)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1,194)	(165)	(1,029)
Discount notes	(430)	(89)	(341)
Deposits and other borrowings	(4)	5	(9)
Mandatorily redeemable capital stock	(9)	(10)	1
Total interest-bearing liabilities	(1,637)	(259)	(1,378)
Net interest income	$(26)	$1	$(27)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 54 basis points for 2020, 4 basis points higher than the net interest margin for 2019, which was 50 basis points. The net interest spread was 49 basis points for 2020, 13 basis points higher than the net interest spread for 2019, which was 36 basis points. These increases were primarily a result of the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
For securities previously identified as other-than-temporarily impaired pursuant to the impairment guidance in effect prior to January 1, 2020, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted upward on a prospective basis and accreted into interest income when there is a significant increase in the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Amortization of Premiums and Accretion of Discounts and Credit Losses Previously Recorded Prior to the Adoption of New Accounting Guidance Related to the Measurement of Credit Losses on MBS and Mortgage Loans” for further information.)
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2020 and 2019.

Other Income/(Loss)

(In millions)	2020	2019
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$15	$(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	85	101
Net gain/(loss) on derivatives and hedging activities	(152)	(92)
Gain on disgorgement settlement	85	—
Other, net	26	14
Total Other Income/(Loss)	$59	$21
(1)The net gain/(loss) on trading securities that were economically hedged totaled $15 million and $(1) million in 2020 and 2019, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2020 and 2019.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2020	2019
Advances	$85	$116
Consolidated obligation bonds	—	(15)
Total	$85	$101
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
Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value.”
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2020 and 2019.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2020 Compared to 2019

(In millions)	2020			2019
	Gain/(Loss) on	Income/ (Expense) on		Gain/(Loss) on	Income/ (Expense) on
Hedged Item	Economic Hedges	Economic Hedges	Total	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$(67)	$(37)	$(104)	$(108)	$17	$(91)
Not elected for fair value option	27	(28)	(1)	13	(14)	(1)
Consolidated obligation bonds:
Elected for fair value option	—	2	2	12	(4)	8
Not elected for fair value option	(1)	9	8	45	(16)	29
Consolidated obligation discount notes:
Not elected for fair value option	(1)	21	20	(46)	2	(44)
MBS:
Not elected for fair value option	—	—	—	(1)	—	(1)
Non-MBS investments:
Not elected for fair value option	(31)	(50)	(81)	4	(1)	3
Mortgage delivery commitment:
Not elected for fair value option	3	—	3	4	—	4
Price alignment amount(1)	1	—	1	1	—	1
Total	$(69)	$(83)	$(152)	$(76)	$(16)	$(92)
(1)This amount is for derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During 2020, net losses on derivatives totaled $152 million compared to net losses of $92 million in 2019. These amounts included expense of $83 million and expense of $16 million resulting from net settlements on derivative instruments used in economic hedges in 2020 and 2019, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends. Additional information about derivatives is provided in “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities.”
Gain on disgorgement settlement – During 2020, the Bank received disgorgement proceeds in the amount of $85 million in connection with a Securities and Exchange Commission enforcement action. The Bank had no gains on disgorgement settlements during 2019.
Other Expense. Other expenses totaled $165 million in 2020 compared to $187 million in 2019. The $22 million decrease in other expense primarily reflected a decrease of $15 million in expense associated with voluntary charitable contributions to the Quality Jobs Fund and a $9 million reduction in operating expense that was primarily related to higher expenses associated with the relocation of the Bank’s premises during the second quarter of 2019.
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances.
To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $315 million and $362 million for their AHPs in 2020 and 2019, respectively, and there was no AHP shortfall in any of those years.
The Bank’s total AHP assessments equaled $38 million in 2020 and $38 million in 2019.
Return on Average Equity. Return on average equity was 5.32% in 2020, compared to 4.92% in 2019. This increase reflected lower average equity and higher net income in 2020. Average equity was $6.3 billion for 2020, compared to $6.7 billion for 2019.
Dividends and Retained Earnings. In 2020, the Bank paid dividends at an annualized rate of 5.53%, totaling $164 million, including $159 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. In 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $220 million, including $206 million in dividends on capital stock and $14 million in dividends on mandatorily redeemable capital stock. The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 18, 2021, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2020 at an annualized rate of 5.00% totaling $30 million, including $30 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. The Bank recorded the quarterly dividend on February 18, 2021. The Bank expects to pay the quarterly dividend on March 18, 2021. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2021.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during 2019 and continuing through September 2020. In September 2020, the methodology was revised and resulted in a required level of retained earnings of $2.9 billion. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.9 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $761 million and $713 million as of December 31, 2020 and 2019, respectively.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
For a comparison of 2019 and 2018 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2019 Form 10-K.

Financial Condition
Total assets were $68.6 billion at December 31, 2020, compared to $106.8 billion at December 31, 2019. Advances decreased by $34.4 billion, or 53%, to $31.0 billion at December 31, 2020, from $65.4 billion at December 31, 2019. MBS investments decreased by $2.0 billion, or 11%, to $15.8 billion at December 31, 2020, from $17.8 billion at December 31, 2019. Average total assets were $94.2 billion for 2020, a 12% decrease compared to $107.1 billion for 2019. Average advances were $52.8 billion for 2020, a 22% decrease from $67.6 billion for 2019. Average MBS investments were $16.9 billion for 2020, a 5% decrease from $17.8 billion for 2019.
Advances outstanding at December 31, 2020, included unrealized gains of $639 million, of which $509 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $130 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2019, included unrealized gains of $286 million, of which $203 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $83 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2019, to December 31, 2020, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $62.4 billion at December 31, 2020, a decrease of $37.7 billion from $100.1 billion at December 31, 2019, primarily reflecting a $38.1 billion decrease in consolidated obligations outstanding to $60.6 billion at December 31, 2020, from $98.7 billion at December 31, 2019. Average total liabilities were $87.9 billion for 2020, a 13% decrease compared to $100.5 billion for 2019. Average consolidated obligations were $86.3 billion for 2020 and $99.0 billion for 2019.
Consolidated obligations outstanding at December 31, 2020, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2019, included unrealized losses of $9 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $2 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2019, to December 31, 2020, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $746.7 billion at December 31, 2020, and $1,025.9 billion at December 31, 2019.
On July 22, 2020, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.
On October 11, 2019, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.
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
The following tables present LIBOR-indexed variable rate financial instruments by due date or termination date at December 31, 2020 and 2019.

LIBOR-Indexed Financial Instruments
(In millions)
December 31, 2020
	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$260	$360
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	5,744	5,744
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,852	2,054	8,906
Uncleared	213	528	741
Total	$7,165	$8,586	$15,751

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$6,798	$—	$6,798
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	1,523	687	2,210
Uncleared	238	130	368
Total	$8,559	$817	$9,376

December 31, 2019
	2020	2021	2022 and Thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$10,860	$11,300	$260	$22,420
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	7,533	7,533
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	8,448	2,094	2,793	13,335
Uncleared	760	368	1,101	2,229
Total	$20,068	$13,762	$11,687	$45,517

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$22,030	$165	$—	$22,195
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	19,062	3,920	272	23,254
Uncleared	1,360	1,137	420	2,917
Total	$42,452	$5,222	$692	$48,366
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate in 2022 and thereafter. As of December 31, 2019, interest rate caps and floors indexed to LIBOR totaling $430 million were due to terminate in 2021 and totaling $550 million were due to terminate in 2022 and thereafter.

Market activity in SOFR-indexed financial instruments continues to increase. In total, the Bank has issued $101.2 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index at December 31, 2020 and 2019.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)	Amount Outstanding
Interest Rate Index	2020	2019
LIBOR	$6,798	$22,195
SOFR	30,915	38,022
Total par value	$37,713	$60,217
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information – Advances-Related Business.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $34.8 billion to $50.9 billion (74% of total assets) at December 31, 2020, from $85.7 billion (80% of total assets) at December 31, 2019.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $247 million in 2020, a decrease of $60 million, or 20%, compared to $307 million in 2019. This decrease was primarily due to a decline in spreads on advances-related assets due to lower interest rates and lower balances of advances and other credit products, partially offset by an increase in net advances prepayment fee income.
Adjusted net interest income for this segment represented 54% and 55% of total adjusted net interest income for 2020 and 2019, respectively.
Advances – The par value of advances outstanding decreased by $34.8 billion, or 53%, to $30.3 billion at December 31, 2020, from $65.1 billion at December 31, 2019. Average advances outstanding were $52.8 billion for 2020, a 22% decrease from $67.6 billion for 2019. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.

As of December 31, 2020, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $24.7 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2019, and advances outstanding to the Bank’s other borrowers decreased by $10.1 billion. Advances to the top five borrowers decreased to $19.5 billion at December 31, 2020, from $44.2 billion at December 31, 2019, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of December 31, 2020, as presented in “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Concentration.”
The Bank has a significant long-term funding arrangement with one member that had contributed to the level of outstanding advances during 2020. The borrower prepaid $9 billion of its outstanding advances during the second quarter of 2020, which resulted in prepayment fees of $10 million.
The $34.8 billion decrease in advances outstanding reflected a $21.5 billion decrease in adjustable rate advances, an $8.5 billion decrease in fixed rate advances, and a $4.7 billion decrease in variable rate advances. In 2019, the Bank began to offer SOFR-indexed advances to its members.
The components of the advances portfolio at December 31, 2020 and 2019, are presented in the following table.

Advances Portfolio by Product Type

	2020		2019
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$8,260	13%
Adjustable – LIBOR, callable at borrower’s option	—	—	13,950	21
Adjustable – SOFR	—	—	5	—
Adjustable – SOFR, callable at borrower’s option	1,100	4	—	—
Adjustable – other indices	—	—	700	1
Subtotal adjustable rate advances	1,350	5	22,915	35
Fixed	6,108	20	18,784	29
Fixed – amortizing	126	—	234	1
Fixed – with PPS(1)	1,687	5	3,283	5
Fixed – with FPS(1)	19,919	66	14,059	22
Fixed – with caps and PPS(1)	110	—	210	—
Fixed – callable at borrower’s option	—	—	74	—
Fixed – putable at Bank’s option	200	1	—	—
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	28,170	92	36,664	57
Daily variable rate	818	3	5,509	8
Total par value	$30,338	100%	$65,088	100%
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

The following table presents the par value of LIBOR-indexed advances by redemption term at December 31, 2020 and 2019.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	2020	2019
Due in 2020	$—	$10,860
Due in 2021	100	11,300
Due in 2022 and thereafter(1)	260	260
Total LIBOR-Indexed Advances(2)	$360	$22,420
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $19.4 billion and $19.9 billion as of December 31, 2020 and 2019, respectively. The decrease in the total size of the non-MBS investment portfolio primarily reflected a decrease in Federal funds sold and interest-bearing deposits, partially offset by an increase in U.S. Treasury securities.
Interest rate payment terms for non-MBS investments classified as trading and AFS at December 31, 2020 and 2019, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2020	2019
Fair value of fixed rate trading securities	$4,257	$1,762
Amortized cost of AFS securities	4,980	5,281
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $44.7 billion at December 31, 2020, from $79.0 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these consolidated obligation bonds are issued on behalf of the Bank, typically the Bank simultaneously enters into interest rate exchange agreements with features that offset the complex features of the bonds and, in effect, convert the bonds to adjustable rate instruments. For example, the Bank may issue fixed rate callable bonds and simultaneously execute an interest rate exchange agreement with call features to offset the call options embedded in the callable bonds.
At December 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.4 billion, of which $28.5 billion were hedging advances, $20.7 billion were hedging consolidated obligations, $7.1 billion were economically hedging non-MBS investments, and $11.1 billion were offsetting derivatives. At December 31, 2019, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $84.4 billion, of which $41.2 billion were hedging advances, $36.2 billion were hedging consolidated obligations, $7.0 billion were economically hedging trading securities, and $40 million were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the Federal Open Market Committee (FOMC) stated that the COVID-19 outbreak presents evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of December 31, 2020 and 2019.

Selected Market Interest Rates

Market Instrument	2020	2019
Federal Reserve target range for overnight Federal funds	0.00-0.25%	1.50-1.75%
Secured Overnight Financing Rate	0.07	1.55
3-month Treasury bill	0.06	1.55
3-month LIBOR	0.24	1.91
2-year Treasury note	0.12	1.57
5-year Treasury note	0.36	1.69

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
Assets associated with this segment were $17.8 billion (26% of total assets) at December 31, 2020, and $21.1 billion at December 31, 2019 (20% of total assets).
Adjusted net interest income for this segment was $208 million in 2020, a decrease of $48 million, or 19%, from $256 million in 2019. This decrease was a result of current expected credit losses, lower balances of MBS investments, higher premium amortization expense, and lower income from reversals of prior period credit losses.
Adjusted net interest income for this segment represented 46% and 45% of total adjusted net interest income for 2020 and 2019, respectively.
MBS Investments – The Bank’s MBS portfolio was $15.8 billion at December 31, 2020, compared with $17.8 billion at December 31, 2019. During 2020, the Bank’s MBS portfolio decreased with $3.0 billion in principal repayments, partially offset by a $0.7 billion increase in basis adjustments and $0.5 billion in new agency MBS investment purchases. Average MBS investments were $16.9 billion in 2020, a decrease of $0.9 billion from $17.8 billion in 2019. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and held-to-maturity (HTM) at December 31, 2020 and 2019, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	2020	2019
Fair value of trading securities:
Adjustable rate	$3	$4
Total trading securities	$3	$4
Amortized cost of AFS securities:
Fixed rate	$9,050	$8,156
Adjustable rate	1,426	1,769
Total AFS securities	$10,476	$9,925
Amortized cost of HTM securities:
Fixed rate	$1,013	$2,082
Adjustable rate	4,068	5,464
Total HTM securities	$5,081	$7,546
MPF Program – Under the MPF Program, the Bank may purchase from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sell loans under the MPF Xtra product, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members.
As of December 31, 2020, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $463 million in eligible loans under the MPF Original product during 2020.
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

Mortgage loan balances decreased to $1.9 billion at December 31, 2020, from $3.3 billion at December 31, 2019, a decrease of $1.4 billion. Average mortgage loans were $2.8 billion in 2020, a decrease of $0.5 billion from $3.3 billion in 2019.
At December 31, 2020 and 2019, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2020 and 2019, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2020	2019
MPF Plus	$139	$177
MPF Original	1,767	3,049
Subtotal	1,906	3,226
Unamortized premiums	35	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio	1,939	3,314
Less: Allowance for credit losses	(4)	—
Mortgage loans held for portfolio, net	$1,935	$3,314
The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2020 and 2019. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2020	2019
Outstanding amounts wholly owned by the Bank	$1,862	$3,169
Outstanding amounts with participation interests by FHLBank:
San Francisco	44	57
Chicago	32	42
Total	$1,938	$3,268
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	5,097	7,702
Number of outstanding loans participated	866	1,039
Total number of loans outstanding	5,963	8,741
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
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of

Significant Accounting Policies,” “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $3.3 billion to $17.8 billion at December 31, 2020, from $21.1 billion at December 31, 2019. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $11.2 billion at December 31, 2020, of which $8.3 billion were associated with MBS, $2.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.4 billion were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $16.6 billion at December 31, 2019, of which $8.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio and $8.1 billion were associated with MBS.
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
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ daily liquidity needs, and to pay operating expenditures as they come due. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s aggregate contractual commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Commitments.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s capital plan, the Bank may also require a member to purchase activity-based stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.0% for mortgage loans purchased and held by the Bank. In November 2020, the Bank amended its capital plan, which resulted in a member’s activity capital stock requirement of 0.1% of notional balances for outstanding letters of credit and an authorized range for the letters of credit activity stock requirement of 0.1% to 1.0%. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes accumulated other comprehensive income (AOCI).
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
The Bank remained adequately capitalized while repurchasing $1.6 billion and $1.2 billion in excess capital stock during 2020 and 2019, respectively. The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2020 and 2019, the Bank redeemed de minimis amounts in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank. Total excess capital stock was $161 million as of December 31, 2020, compared to $197 million as of December 31, 2019.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.
Provisions of the Bank’s capital plan are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”

Regulatory Capital Requirements
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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2020, the Bank was in compliance with this capital guidance.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2020 and 2019. The Bank’s risk-based capital requirement decreased to $1.4 billion at December 31, 2020, from $1.5 billion at December 31, 2019.

Regulatory Capital Requirements

	2020		2019
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,404	$5,966	$1,519	$6,605
Total regulatory capital	$2,745	$5,966	$4,274	$6,605
Total regulatory capital ratio	4.00%	8.69%	4.00%	6.18%
Leverage capital	$3,432	$8,949	$5,342	$9,908
Leverage ratio	5.00%	13.04%	5.00%	9.27%
The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”
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
The Risk Management Policy establishes risk limits, guidelines, and standards for credit risk, market risk, liquidity risk, operations risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLBank Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies. The Bank also establishes policies for capital management and compliance risk management.
Strategic Risk
Strategic risk is defined as the possibility of an adverse impact on the Bank’s ability to fulfill its mission and to meet ongoing business and profitability objectives resulting from external factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation; changes in the membership base and in member demand for Bank products; the concentration of borrowing among members; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; and significant adverse changes to the effectiveness and competitiveness of the Bank’s products, services, or business model associated with regulatory and legislative changes.
The identification of strategic risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and plans to address these risks.

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
Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2020 and 2019.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$11,755	39%	$254	29%
MUFG Union Bank, National Association	4,575	15	173	20
First Technology Federal Credit Union	1,292	4	43	5
CIT Bank, National Association	1,100	3	23	3
Luther Burbank Savings	807	3	21	2
Subtotal	19,529	64	514	59
Others	10,809	36	353	41
Total par value	$30,338	100%	$867	100%

December 31, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$12,700	19%	$371	22%
First Republic Bank	12,550	19	248	15
Wells Fargo & Company
Wells Fargo Financial National Bank West	7,500	12	191	12
Wells Fargo Bank, National Association(2)	39	—	2	—
Subtotal Wells Fargo & Company	7,539	12	193	12
Bank of the West	6,356	10	155	9
JPMorgan Chase Bank, National Association(2)	5,055	8	174	11
Subtotal	44,200	68	1,141	69
Others	20,888	32	518	31
Total par value	$65,088	100%	$1,659	100%

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
MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2020 and 2019.

Concentration of Mortgage Loans

(Dollars in millions)
December 31, 2020
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$878	46%	1,581	27%
Bank of Hope	240	13	574	10
Logix Federal Credit Union	224	12	664	11
Subtotal	1,342	71	2,819	48
Others	564	29	3,144	52
Total	$1,906	100%	5,963	100%

December 31, 2019
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$1,880	58%	3,351	38%
Bank of Hope	361	11	845	10
Logix Federal Credit Union	327	10	912	10
Subtotal	2,568	79	5,108	58
Others	658	21	3,633	42
Total	$3,226	100%	8,741	100%

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
Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2020 and 2019, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies. The Bank’s investment portfolio includes securities classified as trading, AFS, and HTM.
Investments: Portfolio Concentration

	2020		2019
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
U.S. obligations – Treasury securities	$9,240	$9,240	$7,050	$7,050
MBS:
Other U.S. obligations:
Ginnie Mae	264	271	474	479
GSEs:
Freddie Mac	3,206	3,217	4,465	4,463
Fannie Mae	9,984	10,003	9,836	9,853
Total GSEs	13,190	13,220	14,301	14,316
PLRMBS:
Other(1)	2,326	2,323	2,981	2,982
Total MBS	15,780	15,814	17,756	17,777
Total securities	$25,020	$25,054	$24,806	$24,827
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
Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2020 or 2019.

Concentration of Capital Stock
Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2020		2019
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$354	16%	$368	12%
MUFG Union Bank, National Association	142	6	394	12
Subtotal	496	22	762	24
Others	1,790	78	2,376	76
Total	$2,286	100%	$3,138	100%

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2020 and 2019.

Concentration of Derivative Counterparties

(Dollars in millions)	2020			2019
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$7,227	9%	At least BBB	$11,476	11%
Subtotal uncleared		7,227	9		11,476	11
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	28,977	37	A	61,067	61
Morgan Stanley & Co. LLC	A	42,440	54	A	28,483	28
Subtotal cleared		71,417	91		89,550	89
Total(3)		$78,644	100%		$101,026	100%
(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- by S&P at December 31, 2020, and 2019, with a Stable and Negative CreditWatch by S&P at December 31, 2020, and 2019, respectively. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
(3)Total notional amount at December 31, 2020 and 2019, does not include $1 million and $46 million of mortgage delivery commitments with members, respectively.

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
In addition to the Finance Agency’s guidelines on contingent liquidity, the Bank models its cash commitments and expected cash flows daily to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligations, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from other financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).
As of December 31, 2020 and 2019, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2020 and 2019, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2020.
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
In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2020 was $1,224 million.
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
The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a Uniform Commercial Code-1 financing statement for each borrower that pledges loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a borrower's creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law or are held by bona fide purchasers for value or by parties that have actual perfected security interests.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2020 and 2019. During 2020, the Bank’s internal credit ratings stayed the same or slightly declined for the majority of members and nonmember borrowers.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	236	164	$37,225	$188,637	20%
4-6	95	59	12,508	50,199	25
7-10	4	2	32	34	94
Subtotal	335	225	49,765	238,870	21
CDFIs	7	7	103	116	89
Housing associates	2	—	—	—	—
Total	344	232	$49,868	$238,986	21%

December 31, 2019
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	271	151	$67,982	$204,970	33%
4-6	54	33	18,654	50,732	37
7-10	5	4	41	65	63
Subtotal	330	188	86,677	255,767	34
CDFIs	7	5	102	112	91
Housing associates	2	—	—	—	—
Total	339	193	$86,779	$255,879	34%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$1,417	$1,511
11% – 25%	3	116	137
26% – 50%	27	9,858	18,210
More than 50%	184	38,477	219,128
Total	232	$49,868	$238,986

December 31, 2019
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$1,352	$1,419
11% – 25%	9	754	903
26% – 50%	24	21,955	34,221
More than 50%	153	62,718	219,336
Total	193	$86,779	$255,879

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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2020 and 2019.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2020		2019
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$195	$190	$183	$176
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,236	4,120	2,897	2,846
Agency pools and collateralized mortgage obligations	16,399	15,758	8,576	8,287
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	3	3	5	5
PLRMBS – private label investment-grade-rated senior tranches	18	12	45	34
Term deposits with the Bank	16	16	—	—
Total	$20,867	$20,099	$11,706	$11,348
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
As of December 31, 2020, of the loan collateral pledged to the Bank, 15% was pledged by 25 institutions by specific identification, 55% was pledged by 117 institutions under a blanket lien with detailed reporting, and 30% was pledged by 131 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of December 31, 2020, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2020 and 2019.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2020		2019
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$167,058	$131,671	$174,580	$152,960
Second lien residential mortgage loans and home equity lines of credit	15,349	6,441	17,469	9,437
Multifamily mortgage loans	43,324	28,376	32,652	25,321
Commercial mortgage loans	78,886	48,637	72,118	52,329
Loan participations(1)	3,783	2,591	4,610	3,496
Small business, small farm, and small agribusiness loans	4,820	1,171	4,010	988
Other	—	—	2	—
Total	$313,220	$218,887	$305,441	$244,531
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2020 and 2019, the unpaid principal balance of these loans totaled $5 billion and $6 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. Under the MPF Program, the Bank may purchase from participating members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product. Participating members originate or purchase mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra product. When members sell loans under the MPF Xtra product, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. Unlike conventional MPF products held for portfolio, participating members are not required to provide credit enhancement and do not receive credit enhancement fees under the MPF Xtra product. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members.
The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2020, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:
(1)The first layer of protection against loss is the liquidation value of the real property securing the loan.
(2)The next layer of protection comes from the primary mortgage insurance that is required for loans with an initial loan-to-value ratio greater than 80%, if still in place.
(3)Losses that exceed the liquidation value of the real property and any primary mortgage insurance, up to an agreed-upon amount called the first loss account for each master commitment, are incurred by the Bank.

(4)Losses in excess of the first loss account for each master commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating financial institution's credit enhancement obligation at the time losses are incurred.
(5)Losses in excess of the first loss account and the participating financial institution's remaining credit enhancement for the master commitment, if any, are incurred by the Bank.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2020. The Bank recorded a de minimis allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2019. The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2020 and 2019.

(in millions)	2020
Balance, beginning of the period	$—
Adjustment for cumulative effect of accounting change	3
Provision for/(reversal of) credit losses	1
Balance, end of the period	$4

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio.”
The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at December 31, 2020 and 2019.

December 31, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(2)	$1,748	$191	$1,939
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			5.34%

December 31, 2019
Payment Status	Recorded Investment(1)
30 – 59 days delinquent	$15
60 – 89 days delinquent	2
90 days or more delinquent	7
Total past due	24
Total current loans	3,310
Total MPF	$3,334
In process of foreclosure, included above(3)	$—
Nonaccrual loans	$7
Serious delinquencies as a percentage of total mortgage loans outstanding(5)	0.22%
(1)    With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, payment status of mortgage loans is disclosed at amortized cost. The recorded investment at December 31, 2019, in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance. The amortized cost at December 31, 2020, in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2)    At December 31, 2020, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $78. Of that total, $2 were current, $7 were 30 to 59 days past due, $1 were 60 to 90 days past due, and $68 were greater than 90 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 4% of the Bank’s mortgage loans held for portfolio at December 31, 2020.
(3)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4)    At December 31, 2020, $103 of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(5)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides optional, temporary relief from the accounting and reporting requirements for TDR for certain loan modifications for which borrowers were adversely affected by the COVID-19 pandemic. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (i) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (ii) any determination that such loan modifications would be considered a TDR, including the related accounting. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared on March 13, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.

The participating members may grant a forbearance period to borrowers who have requested forbearance based on COVID-19-related difficulties regardless of the status of the loan at the time of the request. The accrual status for loans under forbearance will be driven by the past due status of the loan.
For 2020 and 2019, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial. Delinquencies amounted to 6.84% of the total loans in the Bank’s portfolio as of December 31, 2020, and 0.72% of the total loans in the Bank’s portfolio as of December 31, 2019.
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

Investment Credit Exposure

(In millions)
December 31, 2020
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$9,240	$—	$—	$—	$—	$9,240
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	264	—	—	—	—	264
GSEs – single-family:
Freddie Mac	511	—	—	—	—	511
Fannie Mae(2)	1,222	4	—	3	—	1,229
Subtotal	1,733	4	—	3	—	1,740
GSEs – multifamily:
Freddie Mac	2,695	—	—	—	—	2,695
Fannie Mae	8,755	—	—	—	—	8,755
Subtotal	11,450	—	—	—	—	11,450
Total GSEs	13,183	4	—	3	—	13,190
PLRMBS:
Prime	22	26	53	162	104	367
Alt-A	31	49	33	1,298	548	1,959
Total PLRMBS	53	75	86	1,460	652	2,326
Total MBS	13,500	79	86	1,463	652	15,780
Total securities	22,740	79	86	1,463	652	25,020
Interest-bearing deposits	1	1,077	—	—	—	1,078
Securities purchased under agreements to resell	6,000	1,250	—	—	—	7,250
Federal funds sold	—	1,880	—	—	—	1,880
Total investments	$28,741	$4,286	$86	$1,463	$652	$35,228

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
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at December 31, 2020 and 2019, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The Bank invests in short-term unsecured interest-bearing deposits, short-term unsecured Federal funds sold, and securities purchased under agreements to resell with member and nonmember counterparties, all of which are highly rated.
Bank policies set forth the creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be federally insured financial institutions or domestic branches of foreign commercial banks. The general unsecured credit policy limits are as follows:

December 31, 2020
Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Finance Agency Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	FHFA 1	15%	30%	3
	FHFA 2	14	28	3
	FHFA 3	9	18	3
	FHFA 4	—	6	Overnight
Nonmember counterparty	FHFA 1	15	30	3
	FHFA 2	14	28	3
	FHFA 3	9	18	3
(1)Finance Agency ratings are mapped to equivalent internal credit quality ratings on a rating scale of FHFA 1 through FHFA 7, reflecting progressively lower credit quality. The Bank uses internal credit quality ratings to determine maximum limits to members and nonmembers. The Bank will determine the counterparty’s credit rating by using primary sources such as external ratings, other credit and fixed income research, company reports, and market-based indications.
(2)Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.
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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2020 and 2019.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2020	2019
Interest-bearing deposits	$1,077	$2,269
Federal funds sold	1,880	3,562
Total	$2,957	$5,831

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2020 and 2019.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2020, 64% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2020, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2020
Carrying Value(1)
Credit Rating(2)
Domicile of Counterparty	A
Domestic	$1,077
U.S. branches and agency offices of foreign commercial banks:
Australia	500
Canada	1,000
Netherlands	380
Total U.S. branches and agency offices of foreign commercial banks	1,880
Total unsecured credit exposure	$2,957
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2020.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2020. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2020, the Bank’s MBS portfolio was 261% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At December 31, 2020, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2020, the Bank’s investment in MBS had gross unrealized losses totaling $36 million, $26 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2020, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following table presents the unpaid principal balance of adjustable rate investment securities by interest rate index at December 31, 2020 and 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	2020	2019
LIBOR(1)	$5,744	$7,533
Constant maturity Treasury	101	—
Other	1	132
Total adjustable rate investment securities(2)	$5,846	$7,665
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount. At December 31, 2020 and 2019, all LIBOR-indexed MBS were due in 2022 and thereafter.
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2020.

Cleared Derivatives. The Bank is subject to nonperformance by the derivatives clearing organizations (clearinghouses) and clearing agents. The requirement that the Bank post initial and variation margin through a clearing agent, to the clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives, however, mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties. Variation margin and initial margin are posted for changes in the value and risk profile of cleared derivatives. Due to declines in market values of cleared derivatives during 2020, there was an increase in variation margin posted on cleared derivatives to the clearinghouses resulting in an increase in net cash used in operating activities reported on the Statements of Cash Flows during the period. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2020. The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as the size and composition of the portfolio, market values of derivatives, and accrued interest. Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not currently expect to incur any credit losses on its derivative agreements.
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$91	$3	$(3)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	101	(4)	4	—	—
Cleared derivatives(2)	71,417	(12)	13	379	380
Total derivative positions with credit exposure to nonmember counterparties	71,609	(13)	14	379	380
Member institutions(3)	1	—	—	—	—
Total	71,610	$(13)	$14	$379	$380
Derivative positions without credit exposure	7,035
Total notional	$78,645

December 31, 2019
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$488	$2	$(2)	$—	$—
BBB	493	1	(1)	—	—
Cleared derivatives(2)	89,550	8	7	381	396
Liability positions with credit exposure:
Uncleared derivatives
AA	1,263	(46)	49	—	3
A	8,296	(266)	279	—	13
BBB	713	(41)	43	—	2
Total derivative positions with credit exposure to nonmember counterparties	100,803	(342)	375	381	414
Member institutions(3)	46	—	—	—	—
Total	100,849	$(342)	$375	$381	$414
Derivative positions without credit exposure	223
Total notional	$101,072
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- by S&P at December 31, 2020 and 2019, with a Stable and Negative CreditWatch by S&P at December 31, 2020 and 2019, respectively.
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
The Bank primarily executes derivatives indexed to the Overnight Index Swap (OIS) rate and SOFR to manage interest rate risk and monitors marketwide efforts to address fallback language related to LIBOR-indexed derivative transactions. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at December 31, 2020 and 2019.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	2020		2019
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$47,425	$24,640	$47,393	$31,953
LIBOR	2,578	9,647	26,171	15,564
SOFR	20,481	32,609	1,965	39,264
OIS	7,380	10,968	24,517	13,265
Total notional amount	$77,864	$77,864	$100,046	$100,046
The following tables present the notional amount of interest rate swaps with LIBOR exposure by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at December 31, 2020 and 2019. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate in 2022 and thereafter. As of December 31, 2019, interest rate caps and floors indexed to LIBOR totaling $430 million were due to terminate in 2021 and totaling $550 million were due to terminate in 2022 and thereafter. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
December 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$1,523	$238	$6,852	$213
Terminates in 2022 and thereafter(1)	687	130	2,054	528
Total Notional Amount	$2,210	$368	$8,906	$741

December 31, 2019
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$19,062	$1,360	$8,448	$760
Terminates in 2021	3,920	1,137	2,094	368
Terminates in 2022 and thereafter(1)	272	420	2,793	1,101
Total Notional Amount	$23,254	$2,917	$13,335	$2,229
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 4.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 6.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of December 31, 2020.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2020	2019
+200 basis-point change above current rates	–3.0%	–2.4%
+100 basis-point change above current rates	–1.3	–1.1
–100 basis-point change below current rates(2)	+4.9	+1.1
–200 basis-point change below current rates(2)	+5.2	+6.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2020, are comparable with the estimates as of December 31, 2019, with the exception of the declining rate scenarios, primarily the down 100 basis-point scenario. Given the significant decline in interest rates in 2020, interest rates on a subset of the Bank’s floating rate instruments cannot decrease to the same extent that interest rates in the rising rate scenarios can increase because of embedded interest rate floors in both declining scenarios. Interest rates continue to remain at historically low levels, ranging from 4 basis points for the one-month Treasury bill to 91 basis points for the ten-year Treasury note.

The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 280% as of December 31, 2020.
Adjusted Return on Capital – The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ JCE Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings.
The Bank limits the sensitivity of projected financial performance through a Board of Directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 4 basis points in the –200 basis-points scenario, well within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	2020		2019
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$68,634	4	$106,842	3
Liabilities	62,440	3	100,101	2
Net	$6,194	1	$6,741	1
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2020, was $17.7 billion, including $15.8 billion in MBS and $1.9 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2019, was $21.1 billion, including $17.8 billion in MBS and $3.3 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.2 billion, or 80%, of MBS and mortgage loans at December 31, 2020, and $15.1 billion, or 72%, of MBS and mortgage loans at December 31, 2019. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $3.5 billion, or 20%, of MBS and mortgage loans, at December 31, 2020, and $6.0 billion, or 28%, of MBS and mortgage loans at December 31, 2019.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2020 and 2019.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2020	2019
+200 basis-point change	–1.3%	–0.6%
+100 basis-point change	–0.4	–0.2
–100 basis-point change(2)	+2.8	+0.2
–200 basis-point change(2)	+2.9	+3.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2019, to December 31, 2020, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
The Bank uses interest rate exchange agreements to implement the following hedging strategies for addressing market risk:
•To convert fixed rate advances to adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates.
•To convert certain adjustable rate indexed advances to other adjustable rate structures, which reduces the Bank’s exposure to basis risk.
•To convert fixed rate consolidated obligations to adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable adjustable rate debt instrument, allowing the Bank to reduce its funding costs.)
•To convert certain adjustable rate indexed consolidated obligations to other adjustable rate structures, which reduces the Bank’s exposure to basis risk.
•To reduce the interest rate sensitivity and modify the repricing frequency of assets and liabilities.
•To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.
•To offset an embedded option in an advance.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2020 and 2019.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2020	2019
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$21,502	$22,663
Pay adjustable, receive adjustable basis swap	Adjustable rate advance converted to another adjustable rate index	Economic Hedge(1)	—	7,550
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,800	2,435
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	3,124	4,986
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	2,027	3,587
Subtotal Economic Hedges(1)			6,951	18,558
Total			28,453	41,221
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	2,915	3,732
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	30	445
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	80	185
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	5,733	13,075
Subtotal Economic Hedges(1)			5,843	13,705
Total			8,758	17,437

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2020	2019
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	180	840
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	750	1,095
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	—	150
Subtotal Economic Hedges(1)			750	1,245
Total			930	2,085
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	100	950
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	13,192	23,126
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	250	1,050
Total			13,542	25,126
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	10,463	12,387
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Economic Hedge(1)	4,200	1,750
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	780	980
Subtotal Economic Hedges(1)			4,980	2,730
Total			15,443	15,117
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	11,518	40
Total			11,518	40
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	1	46
Total			1	46
Total Notional Amount			$78,645	$101,072
(1)Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.
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
and
•estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
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
For additional discussion of the Bank’s accounting for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities.”
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2020:
•Trading securities
•AFS securities
•Certain advances
•Derivative assets and liabilities
•Certain consolidated obligation bonds
•Certain other assets
In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. At December 31, 2020, the Bank measured certain mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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
The assumptions and judgments applied by the Bank may have a significant effect on its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” for further information regarding the fair value measurement guidance (including the classification within the fair value hierarchy) and the summary of valuation methodologies and primary inputs used to measure fair value for all the Bank’s assets and liabilities carried at fair value.
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
Amortization of Premiums and Accretion of Discounts and Credit Losses Previously Recorded Prior to the Adoption of New Accounting Guidance Related to the Measurement of Credit Losses on MBS and Mortgage Loans
When the Bank purchases MBS and mortgage loans, it does not necessarily pay the seller the par value of the MBS or the exact amount of the unpaid principal balance of the mortgage loans. If the Bank pays more than the par value or the unpaid principal balance, purchasing the asset at a premium, the premium reduces the yield the Bank recognizes on the asset below the coupon rate. Conversely, if the Bank pays less than the par value or the unpaid principal balance, purchasing the asset at a discount, the discount increases the yield above the coupon rate.
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
For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses along with the net interest income associated with the securities’ effective yield in net interest income in the Statements of Income. For securities classified as HTM, the previously recorded credit losses in AOCI are accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For securities classified as AFS, the Bank does not accrete the previously recorded credit losses in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value. The total accretion or amortization associated with the previously recorded credit losses was $70 million and $78 million, for the years ended December 31, 2020 and 2019, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $59 million and $61 million for the years ended December 31, 2020 and 2019, respectively.
As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2020, the Bank estimates that it will accrete approximately $162 million of additional interest income associated with the reduction in previously recorded credit losses over the life of the securities. This estimate of accretion of additional interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.

Recently Issued Accounting Guidance and Interpretations
See “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Federal Deposit Insurance Corporation (FDIC) Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations, and they establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. Such deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the deposit broker definition, including shortening the list of activities that are considered facilitating the placement of deposits and expanding the scope of the primary purpose exception, the rule amendments narrow the definition of deposit broker and exclude more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception and affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for advances, but the Bank cannot predict the extent of the impact.
LIBOR Transition – International Swaps and Derivatives Association, Inc. (ISDA) 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, ISDA launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including U.S. dollar LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its relevant counterparty must have adhered to the Protocol to effectively amend legacy derivative contracts, or the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.
On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and, to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.
As part of its LIBOR Transition efforts, the Bank and all of its uncleared derivatives counterparties have adhered to the Protocol.

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
The par value of the outstanding consolidated obligations of the FHLBanks was $746.7 billion at December 31, 2020, and $1,025.9 billion at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $60.6 billion at December 31, 2020, and $98.8 billion at December 31, 2019. The Bank had no commitments to issue consolidated obligations at December 31, 2020. The Bank had committed to the issuance of $805 million in consolidated obligations at December 31, 2019.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2020, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding. At December 31, 2019, the Bank had no advance commitments and $21.6 billion in standby letters of credit outstanding. For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
Contractual Obligations
The following table summarizes the Bank’s contractual obligations as of December 31, 2020, except for obligations associated with short-term discount notes. Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” and “Note 16 – Commitments and Contingencies.”
In addition, “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s pension and retirement expenses and commitments.
The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s market risk management. “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)
December 31, 2020
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt(1)	$34,542	$7,674	$862	$1,311	$44,389
Mandatorily redeemable capital stock	—	—	—	2	2
Capital leases	1	1	—	—	2
Operating leases	8	17	18	52	95
Pension and post-retirement contributions	6	6	6	7	25
Commitments to fund/purchase mortgage loans	1	—	—	—	1
Total contractual obligations	$34,558	$7,698	$886	$1,372	$44,514
(1)Does not include discount notes and contractual interest payments related to consolidated obligation bonds. Payments for consolidated obligation bonds are allocated to a period based on contractual maturities. The actual timing of payments could be influenced by factors affecting redemptions. See “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” for more information.

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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2020, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, capital accounts and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Interest Rate-Related Derivatives and Hedged Items
As described in Notes 14 and 15 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest rate risks. The total notional amount of derivatives as of December 31, 2020 was $79 billion, of which 45% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $3 million and $12 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of interest rate-related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the swap rates and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest rate-related derivatives and hedged items, including controls over the models, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest rate-related derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the swap rates and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 12, 2021
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$174	$118
Interest-bearing deposits	1,078	2,269
Securities purchased under agreements to resell	7,250	7,000
Federal funds sold	1,880	3,562
Trading securities(a)	4,260	1,766
Available-for-sale (AFS) securities, net of allowance for credit losses of $21 and $0, respectively (amortized cost of $15,456 and $15,206, respectively)(b)(c)	15,679	15,495
Held-to-maturity (HTM) securities (fair values were $5,115 and $7,566, respectively)(a)	5,081	7,545
Advances (includes $2,147 and $4,370 at fair value under the fair value option, respectively)	30,976	65,374
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $0, respectively	1,935	3,314
Accrued interest receivable	82	139
Derivative assets, net	3	33
Other assets	236	227
Total Assets	$68,634	$106,842
Liabilities:
Deposits	$887	$537
Consolidated obligations:
Bonds (includes $111 and $337 at fair value under the fair value option, respectively)	44,408	71,372
Discount notes	16,213	27,376
Total consolidated obligations	60,621	98,748
Mandatorily redeemable capital stock	2	138
Accrued interest payable	24	164
Affordable Housing Program (AHP) payable	120	152
Derivative liabilities, net	12	—
Other liabilities	774	362
Total Liabilities	62,440	100,101
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 30 shares, respectively	2,284	3,000
Unrestricted retained earnings	2,919	2,754
Restricted retained earnings	761	713
Total Retained Earnings	3,680	3,467
Accumulated other comprehensive income/(loss) (AOCI)	230	274
Total Capital	6,194	6,741
Total Liabilities and Capital	$68,634	$106,842
(a)At December 31, 2020 and 2019, none of these securities were pledged as collateral that may be repledged.
(b)At December 31, 2020 and 2019, $379 and $381, respectively, of these securities were pledged as collateral that may be repledged.
(c)Prior to the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, the allowance for credit losses on AFS securities was not applicable and is therefore presented as $0 at December 31, 2019. For additional information, see Note 1 – Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Interest Income:
Advances	$598	$1,677	$1,563
Interest-bearing deposits	15	51	35
Securities purchased under agreements to resell	20	174	106
Federal funds sold	17	114	160
Trading securities	83	15	16
AFS securities	243	394	247
HTM securities	109	270	335
Mortgage loans held for portfolio	34	87	98
Total Interest Income	1,119	2,782	2,560
Interest Expense:
Consolidated obligations:
Bonds	437	1,631	1,393
Discount notes	169	599	537
Deposits	3	7	5
Mandatorily redeemable capital stock	5	14	24
Total Interest Expense	614	2,251	1,959
Net Interest Income	505	531	601
Provision for/(reversal of) credit losses	26	—	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	479	531	601
Other Income/(Loss):
Net gain/(loss) on trading securities	15	(2)	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	85	101	(21)
Net gain/(loss) on derivatives and hedging activities	(152)	(92)	5
Gain on disgorgement settlement	85	—	—
Other, net	26	14	7
Total Other Income/(Loss)	59	21	(11)
Other Expense:
Compensation and benefits	88	84	78
Other operating expense	60	73	67
Federal Housing Finance Agency	7	7	6
Office of Finance	6	6	6
Quality Jobs Fund expense	—	15	25
Other, net	4	2	5
Total Other Expense	165	187	187
Income/(Loss) Before Assessment	373	365	403
AHP Assessment	38	38	43
Net Income/(Loss)	$335	$327	$360
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Net Income/(Loss)	$335	$327	$360
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(45)	53	(32)
Net change in pension and postretirement benefits	—	3	(4)
Net non-credit-related gain/(loss) on AFS securities	—	(19)	(50)
Net non-credit-related gain/(loss) on HTM securities	1	2	3
Total other comprehensive income/(loss)	(44)	39	(83)
Total Comprehensive Income/(Loss)	$291	$366	$277

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2017	32	$3,243	$575	$2,670	$3,245	$318	$6,806
Comprehensive income/(loss)			72	288	360	(83)	277
Issuance of capital stock	14	1,377					1,377
Repurchase of capital stock	(17)	(1,669)					(1,669)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(2)					(2)
Cash dividends paid on capital stock (8.51%)				(259)	(259)		(259)
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			66	261	327	39	366
Issuance of capital stock	12	1,186					1,186
Repurchase of capital stock	(11)	(1,129)					(1,129)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(6)					(6)
Cash dividends paid on capital stock (7.00%)				(206)	(206)		(206)
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			48	287	335	(44)	291
Issuance of capital stock	8	789					789
Repurchase of capital stock	(15)	(1,465)					(1,465)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(40)					(40)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.53%)				(159)	(159)		(159)
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net Income/(Loss)	$335	$327	$360
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	35	(53)	(12)
Provision for/(reversal of) credit losses	26	—	—
Change in net fair value of trading securities	(15)	2	2
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(85)	(101)	21
Change in net derivatives and hedging activities	(1,073)	(319)	(18)
Other adjustments, net	8	23	11
Net change in:
Accrued interest receivable	62	(3)	(16)
Other assets	(19)	(23)	(6)
Accrued interest payable	(140)	1	46
Other liabilities	(34)	(5)	(30)
Total adjustments	(1,235)	(478)	(2)
Net cash provided by/(used in) operating activities	(900)	(151)	358
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	1,497	165	(1,686)
Securities purchased under agreements to resell	(250)	300	4,450
Federal funds sold	1,682	283	7,183
Trading securities:
Proceeds	1	656	501
Purchases	(2,480)	(1,763)	—
AFS securities:
Proceeds	2,853	616	709
Purchases	(2,025)	(8,739)	(3,637)
HTM securities:
Proceeds	2,466	3,549	4,764
Purchases	—	—	(1,179)
Advances:
Repaid	494,273	1,258,362	1,698,247
Originated	(459,523)	(1,249,955)	(1,694,256)
Mortgage loans held for portfolio:
Principal collected	1,777	968	263
Purchases	(463)	(1,253)	(1,246)
Other investing activities, net	(3)	(38)	—
Net cash provided by/(used in) investing activities	39,805	3,151	14,113

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	375	256	(18)
Net change in borrowings from other Federal Home Loan Banks	—	(250)	250
Net (payments)/proceeds on derivative contracts with financing elements	(167)	82	—
Net proceeds from issuance of consolidated obligations:
Bonds	54,657	75,458	73,669
Discount notes	111,474	144,800	143,464
Payments for matured and retired consolidated obligations:
Bonds	(81,633)	(76,433)	(86,444)
Discount notes	(122,584)	(146,564)	(144,775)
Proceeds from issuance of capital stock	789	1,186	1,377
Payments for repurchase/redemption of mandatorily redeemable capital stock	(176)	(95)	(84)
Payments for repurchase of capital stock	(1,465)	(1,129)	(1,669)
Cash dividends paid	(159)	(206)	(259)
Partial recovery of prior capital distribution to Financing Corporation	40	—	—
Net cash provided by/(used in) financing activities	(38,849)	(2,895)	(14,489)
Net increase/(decrease) in cash and due from banks	56	105	(18)
Cash and due from banks at beginning of the period	118	13	31
Cash and due from banks at end of the period	$174	$118	$13
Supplemental Disclosures:
Interest paid	$753	$2,289	$1,891
AHP payments	70	70	68
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	3	1	12
Transfers of capital stock to mandatorily redeemable capital stock	40	6	2

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

The Bank conducts business with members in the ordinary course of business. See Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•accounting for derivatives;
•estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option;
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
Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank’s financial instruments and related assumptions are detailed in Note 15 – Fair Value.
Adoption of Measurement of Credit Losses on Financial Instruments Accounting Guidance. Beginning January 1, 2020, the Bank adopted, on a modified retrospective basis, new accounting guidance related to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS securities to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.
Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal Funds sold with counterparties that are considered by the Bank to be of investment quality. Interest-bearing deposits include interest-bearing deposits in banks not meeting the definition of a security. Interest income on these investments is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Prior to January 1, 2020, if an agreement to resell was deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement was charged to earnings.
See Note 4 – Investments for details on the allowance methodologies relating to interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
Investment Securities. The Bank classifies investments as trading, AFS, or held-to-maturity (HTM) at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.
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
HTM securities are carried at cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and previous credit loss recognized in net income and AOCI recorded prior to January 1, 2020. The Bank classifies these investments as HTM securities because the Bank has the positive intent and ability to hold these securities until maturity.
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
Under the impairment guidance in effect prior to January 1, 2020, the Bank evaluated its individual AFS and HTM investment securities in an unrealized loss position for OTTI. A security was considered impaired when its fair value was less than its amortized cost basis. For impaired debt securities, an entity was required to assess whether: (i) it had the intent to sell the debt security; (ii) it is more likely than not that it would be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security; or (iii) it did not expect to recover the entire amortized cost basis of the impaired debt security. If any of these conditions was met, an OTTI on the security was recognized.
If a credit loss existed but the entity did not intend to sell the debt security and it was not more likely than not that the entity would be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (the amortized cost basis less any current-period credit loss), the carrying value of the debt security was adjusted to its fair value. However, instead of recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss was recognized in earnings, while the amount of non-credit-related impairment was recognized in AOCI. The total OTTI was presented in the Statements of Income with an offset for the amount of the total OTTI that was recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

See Note 4 – Investments for details on the allowance methodologies relating to AFS and HTM securities.
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
The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 14 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2020, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
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
Prior to January 1, 2020, the Bank evaluated advances to determine if an allowance for credit losses was necessary if it was probable that impairment had occurred as of the Statements of Condition date and the amount of loss could be reasonably estimated. The Bank evaluated advances for impairment with respect to which it was probable that all principal and interest due would not be collected according to its contractual terms.
See Note 5 – Advances for details on the allowance methodologies relating to advances.
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
Prepayment Fees. When a borrower prepays certain advances prior to the original maturity, the Bank may charge the borrower a prepayment fee. For certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with partial prepayment symmetry.
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
Mortgage Loans Held for Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase from participating members, for its own portfolio, conventional conforming fixed rate residential mortgage loans under the MPF Original product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sell loans under the MPF Xtra product, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members.
Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. Unlike conventional MPF products held for portfolio, participating members are not required to provide credit enhancement and do not receive credit enhancement fees under the MPF Xtra product. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating financial institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment, as follows:
(1)The first layer of protection against loss is the liquidation value of the real property securing the loan.
(2)The next layer of protection comes from the primary mortgage insurance that is required for loans with a loan-to-value ratio greater than 80%, if still in place.
(3)Losses that exceed the liquidation value of the real property and any primary mortgage insurance, up to an agreed-upon amount called the first loss account for each master commitment, are incurred by the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(4)Losses in excess of the first loss account for each master commitment, up to an agreed-upon amount called the credit enhancement amount, are covered by the participating financial institution’s credit enhancement obligation at the time losses are incurred.
(5)Losses in excess of the first loss account and the participating financial institution’s remaining credit enhancement for the master commitment, if any, are incurred by the Bank.
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
The Bank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, unamortized credit enhancement fees paid as a lump sum at the time loans are purchased, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method on a retrospective basis over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, interest rate, and acquisition date) in determining prepayment estimates. A retrospective adjustment is required each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.
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
The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating financial institution is reported 90 days or more past due or when the loan is in foreclosure. Loans that are on nonaccrual status and that are considered collateral-dependent are measured for credit losses based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, if it is considered likely that the borrower will default and there is no credit enhancement to offset losses under the master commitment, or the collectability or availability of credit enhancement is deemed to be uncertain. Collateral-dependent loans are credit deteriorated if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan.
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
Troubled debt restructuring (TDR) is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a TDR that shares similar risk characteristics with other loans is evaluated for credit losses on a collective basis. TDRs that do not share risk characteristics with other loans are individually evaluated for credit losses. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. Section 4013 of the CARES Act provides optional, temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications granted to borrowers adversely affected by the COVID-19 pandemic (COVID-related modifications) that were not more than 30 days past due on payments as of December 31, 2019. Specifically, the CARES Act provides that a financial institution may elect to suspend: (i) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (ii) any determination that such loan modifications would be considered a TDR, including the related accounting. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States on March 13, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. Starting in the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and the Bank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Bank estimates the allowance for credit losses for COVID-related modifications in the same manner as other mortgage loans held for portfolio.
Mortgage loans with COVID-related modifications that are greater than 180 days past due are reviewed individually for borrower credit characteristics that could support an expectation that the mortgage borrower could exit a forbearance plan in good standing. Credit factors used in making this determination include, but are not limited to, FICO scores, past payment history, and modeled probability of foreclosure (default risk). For loans where an expectation of exit from a forbearance plan could be supported based on the credit review, the expected loss amount is included in the Bank’s estimated allowance for credit losses on mortgage loans. For all other mortgage loans that are more than 180 days past due that do not have COVID-related modifications, or those that have COVID-related modifications but the expectation of exit from a forbearance plan cannot be supported, and any outstanding balance is in excess of the fair value of the property, less cost to sell, this excess is charged off by the end of the period. Likewise, when a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less cost to sell, generally within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur.
Prior to January 1, 2020, the Bank evaluated the allowance for credit losses on MPF mortgage loans based on two components. The first component applied to impaired mortgage loans that were considered collateral-dependent. The second component applied to loans that were not specifically identified as impaired and was based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. For the first component, the Bank recorded an allowance for credit losses on mortgage loans if it was probable an impairment occurred in the Bank’s mortgage loans held for portfolio as of the Statements of Condition date and the amount of loss could be reasonably estimated. A mortgage loan was considered to be impaired when it was reported 90 days or more past due (nonaccrual) or when it was probable, based on current information and events, that the Bank would be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.
The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 6 – Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans.
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
Each derivative is designated as one of the following:
(1)a qualifying hedge of the change in fair value of (i) a recognized asset or liability or (ii) an unrecognized firm commitment (a fair value hedge); or
(2)a non-qualifying hedge of an asset or liability for asset-liability management purposes or of certain advances and consolidated obligation bonds for which the Bank elected the fair value option (an economic hedge).
If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation to be hedge effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the long-haul method of hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item, because of changes in the benchmark rate, exactly offsets the change in the value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability.
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
Beginning January 1, 2019, the Bank prospectively adopted hedge accounting guidance, which, among other things, affected the presentation of gains and losses on derivatives and hedging activities for qualifying hedges. Upon adoption, changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability (hedged item) that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains and losses on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains and losses, which include net interest settlements. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in Accumulated Other Comprehensive Income (AOCI) as “Net unrealized gain/(loss) on AFS securities.” The hedge accounting guidance also permits hedging of the benchmark risk component of cash flows in a fair value hedge. The Bank modified the risk of prospective fair value hedges from the contractual coupon interest rate to the benchmark rate component, improving hedge effectiveness.
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
Premises, Software, and Equipment. Premises, software, and equipment are included in Other Assets on the Statement of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2020 and 2019, premises, software, and equipment were $39 and $44, respectively, which was net of accumulated depreciation and amortization of $76 and $69, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $7 for 2020, $9 for 2019, and $13 for 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.
Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in non-interest expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $13, $11, and $6, in 2020, 2019, and 2018, respectively.
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
Mandatorily Redeemable Capital Stock. The Bank reclassifies the capital stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 11 – Capital for more information.
If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for/(reversal of) credit losses. See Note 16 – Commitments and Contingencies for details on the allowance methodologies relating to off-balance sheet credit exposure.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Affordable Housing Program. As more fully discussed in Note 9 – Affordable Housing Program, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances.
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

Note 2 — Recently Issued and Adopted Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.
Recently Issued and Accounting Guidance, Not Yet Adopted

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as HTM.	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and plans to elect some of the optional expedients and exceptions provided; however, the full effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined. In particular, during the fourth quarter of 2020, the Bank elected optional expedients specific to the discounting transition on a retrospective basis, which did not have a material effect.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Recently Adopted Accounting Guidance

ASU	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness.	This guidance became effective for the Bank for the annual period ended December 31, 2020, and the annual periods thereafter.	The adoption of this guidance affected the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)	This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	The guidance was adopted as of January 1, 2020. The adoption of this guidance impacted the Bank’s disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13)	The guidance replaces the current incurred loss impairment model and requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to AFS securities to be recorded through an allowance for credit losses and expands disclosure requirements.	This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020.	This guidance was adopted using a modified retrospective basis as of January 1, 2020. Upon adoption, this guidance had no effect on advances or U.S. obligations and GSEs investments. The adoption of this guidance had an immaterial effect on the remaining investment portfolio given the specific terms, issuer guarantees, and collateralized/securitized nature of these instruments, on mortgage loans, and on the Bank’s financial condition, results of operations, and cash flows.

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $134 for 2020 and $20 for 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as either trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At December 31, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2020 and 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2020 and 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of de minimis amounts as of December 31, 2020, and $3 and a de minimis amount as of December 31, 2019, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2020 and 2019. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of December 31, 2020 and 2019.
Debt Securities
The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to PLRMBS that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at time of purchase.
Trading Securities. The estimated fair value of trading securities as of December 31, 2020 and 2019, was as follows:

	2020	2019
U.S. obligations – Treasury notes	$4,257	$1,762
MBS – Other U.S. obligations – Ginnie Mae	3	4
Total	$4,260	$1,766
The net unrealized gain/(loss) on trading securities was $15, $(2), and $(2) for the years ended December 31, 2020, 2019, and 2018, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. AFS securities by major security type as of December 31, 2020 and 2019, were as follows:

December 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,980	$—	$3	$—	$2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Total U.S. obligations – Treasury securities	4,980	—	3	—	4,983
MBS:
GSEs – multifamily:
Freddie Mac	833	—	18	—	851
Fannie Mae	7,744	—	72	(6)	7,810
Subtotal MBS – GSEs – multifamily	8,577	—	90	(6)	8,661
PLRMBS:
Prime	174	(1)	9	—	182
Alt-A	1,725	(20)	168	(20)	1,853
Subtotal PLRMBS	1,899	(21)	177	(20)	2,035
Total MBS	10,476	(21)	267	(26)	10,696
Total	$15,456	$(21)	$270	$(26)	$15,679

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains(3)	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$5,281	$—	$7	$—	$5,288
MBS:
GSEs – multifamily:
Freddie Mac	773	—	4	—	777
Fannie Mae	6,823	—	23	(13)	6,833
Subtotal MBS – GSEs – multifamily	7,596	—	27	(13)	7,610
PLRMBS:
Prime	213	—	17	—	230
Alt-A	2,116	(9)	260	—	2,367
Subtotal PLRMBS	2,329	(9)	277	—	2,597
Total MBS	9,925	(9)	304	(13)	10,207
Total	$15,206	$(9)	$311	$(13)	$15,495
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $46 and $58 at December 31, 2020 and 2019, respectively.
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
At December 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $47, and credit-related OTTI of $486 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $52, and credit-related OTTI of $574.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of December 31, 2020 and 2019. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. At December 31, 2019, total unrealized losses in the following table will not agree to total gross unrealized losses in the table above. The unrealized losses in the following table as of December 31, 2019, also include non-credit-related OTTI losses recognized in AOCI.

December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$501	$—	$—	$—	$501	$—
MBS – GSEs – multifamily – Fannie Mae	731	6	222	—	953	6
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	151	7	168	13	319	20
Subtotal PLRMBS	155	7	175	13	330	20
Total	$1,387	$13	$397	$13	$1,784	$26

December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily:
Freddie Mac	$211	$—	$—	$—	$211	$—
Fannie Mae	2,433	9	623	4	3,056	13
Subtotal MBS – GSEs – multifamily	2,644	9	623	4	3,267	13
PLRMBS:
Prime	4	—	8	—	12	—
Alt-A	75	—	193	9	268	9
Subtotal PLRMBS	79	—	201	9	280	9
Total	$2,723	$9	$824	$13	$3,547	$22
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2020 and 2019, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,469	$4,470
Due after 1 year through 5 years	511	513
Subtotal	4,980	4,983
MBS	10,476	10,696
Total	$15,456	$15,679

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,309	$2,312
Due after 1 year through 5 years	2,972	2,976
Subtotal	5,281	5,288
MBS	9,925	10,207
Total	$15,206	$15,495
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$261	$7	$—	$268
MBS – GSEs – single-family:
Freddie Mac	511	11	—	522
Fannie Mae	1,229	21	(1)	1,249
Subtotal MBS – GSEs – single-family	1,740	32	(1)	1,771
MBS – GSEs – multifamily:
Freddie Mac	1,844	2	(2)	1,844
Fannie Mae	945	—	(1)	944
Subtotal MBS – GSEs – multifamily	2,789	2	(3)	2,788
Subtotal MBS – GSEs	4,529	34	(4)	4,559
PLRMBS:
Prime	185	—	(4)	181
Alt-A	106	3	(2)	107
Subtotal PLRMBS	291	3	(6)	288
Total	$5,081	$44	$(10)	$5,115

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Carrying Value	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$470	$—	$470	$5	$—	$475
MBS – GSEs – single-family:
Freddie Mac	1,063	—	1,063	8	(1)	1,070
Fannie Mae	1,844	—	1,844	20	(1)	1,863
Subtotal MBS – GSEs – single-family	2,907	—	2,907	28	(2)	2,933
MBS – GSEs – multifamily:
Freddie Mac	2,625	—	2,625	—	(9)	2,616
Fannie Mae	1,159	—	1,159	—	(2)	1,157
Subtotal MBS – GSEs – multifamily	3,784	—	3,784	—	(11)	3,773
Subtotal MBS – GSEs	6,691	—	6,691	28	(13)	6,706
PLRMBS:
Prime	243	—	243	1	(4)	240
Alt-A	142	(1)	141	6	(2)	145
Subtotal PLRMBS	385	(1)	384	7	(6)	385
Total	$7,546	$(1)	$7,545	$40	$(19)	$7,566
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $5 and $12 at December 31, 2020 and 2019, respectively.
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
At December 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2019, the amortized cost of the Bank’s MBS classified as HTM included premiums of $8, discounts of $11, and credit-related OTTI of $7.
Allowance for Credit Losses on AFS and HTM Securities. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. For additional information, see Note 2 – Recently Issued and Adopted Accounting Guidance. For information on the prior methodology for evaluating credit losses, see Note 1 – Summary of Significant Accounting Policies.
The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the year ended December 31, 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the year ended December 31, 2020. Under the previous accounting methodology of security impairment, the Bank recognized credit-related net OTTI loss of $11 during the years ended December 31, 2019 and 2018.

2020
Balance, beginning of the period	$—
(Charge-offs)/recoveries	(4)
Provision for/(reversal of) credit losses	25
Balance, end of the period	$21

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

To evaluate investment securities for credit loss at December 31, 2020, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2020, approximately 100% of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At December 31, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2020.
As of December 31, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2020, approximately 6% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS, using the effective interest rate, to the amortized cost basis of the securities to determine whether a credit loss exists. The expected credit losses are measured using:
•expected housing price changes;
•expected interest rate assumptions;
•the remaining payment terms for the security;
•expected default rates based on underlying loan-level borrower and loan characteristics;
•loss severities on the collateral supporting each unique PLRMBS based on underlying loan-level borrower and loan characteristics; and
•prepayment speeds based on underlying loan-level borrower and loan characteristics.
The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The cash flows determined reflects management’s expectations and includes a base case housing price forecast for near- and long-term horizons.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of December 31, 2020 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of December 31, 2020, and the related current credit enhancement for the Bank.

December 31, 2020				Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	13.4	16.7	22.1	13.1
Alt-A	13.7	16.4	37.7	7.1
Total	13.7	16.5	36.2	7.7
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
The total net accretion recognized in interest income associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, totaled $70, $78, and $81 for the years ended December 31, 2020, 2019, and 2018, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities total $59, $61, and $63 for the years ended December 31, 2020, 2019, and 2018, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $3, $1, and $12 during 2020, 2019, and 2018, respectively.
For the Bank’s PLRMBS, the Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank subsequently experienced improvements in fair values, in part because of the monetary and fiscal stimulus measures taken by the U.S. government. As a result of these factors and the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, the Bank recorded a provision for credit losses on its PLRMBS portfolio of $25 in 2020.

Note 5 — Advances
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.00% to 8.57% at December 31, 2020, and 1.15% to 8.57% at December 31, 2019, as summarized below.

	2020		2019
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$11,862	1.65%	$32,351	1.91%
After 1 year through 2 years	6,399	1.61	22,380	2.15
After 2 years through 3 years	4,321	2.10	4,847	2.08
After 3 years through 4 years	2,704	1.79	2,909	2.97
After 4 years through 5 years	3,278	1.26	1,461	2.32
After 5 years	1,774	1.79	1,140	2.96
Total par value	30,338	1.68%	65,088	2.08%
Valuation adjustments for hedging activities	509		203
Valuation adjustments under fair value option	130		83
Unamortized discounts	(1)		—
Total	$30,976		$65,374
(1)Carrying amounts exclude accrued interest receivable of $6 and $39 at December 31, 2020 and 2019, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $19,919 at December 31, 2020, and $14,059 at December 31, 2019. The Bank had advances with partial prepayment symmetry outstanding totaling $1,817 at December 31, 2020, and $3,513 at December 31, 2019. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1,100 at December 31, 2020, and $14,024 at December 31, 2019.
The Bank had putable advances totaling $220 at December 31, 2020, and $20 at December 31, 2019. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2020 and 2019, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	2020	2019	2020	2019
Within 1 year	$12,962	$39,075	$12,082	$32,371
After 1 year through 2 years	5,299	15,731	6,399	22,380
After 2 years through 3 years	4,321	4,800	4,321	4,847
After 3 years through 4 years	2,704	2,895	2,704	2,909
After 4 years through 5 years	3,278	1,447	3,278	1,461
After 5 years	1,774	1,140	1,554	1,120
Total par value	$30,338	$65,088	$30,338	$65,088

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2020 and 2019. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2020 and 2019.

December 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$11,755	39%	$254	29%
MUFG Union Bank, National Association	4,575	15	173	20
First Technology Federal Credit Union	1,292	4	43	5
CIT Bank, National Association	1,100	3	23	3
Luther Burbank Savings	807	3	21	2
Subtotal	19,529	64	514	59
Others	10,809	36	353	41
Total par value	$30,338	100%	$867	100%

December 31, 2019
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$12,700	19%	$371	22%
First Republic Bank	12,550	19	248	15
Wells Fargo & Company
Wells Fargo Financial National Bank West	7,500	12	191	12
Wells Fargo Bank, National Association(2)	39	—	2	—
Subtotal Wells Fargo & Company	7,539	12	193	12
Bank of the West	6,356	10	155	9
JPMorgan Chase Bank, National Association(2)	5,055	8	174	11
Subtotal	44,200	68	1,141	69
Others	20,888	32	518	31
Total par value	$65,088	100%	$1,659	100%
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
In addition, the Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada, in accordance with federal law and Finance Agency regulations. Specifically, the Bank is

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
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

The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2020 and 2019, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At December 31, 2020 and 2019, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during 2020 or 2019.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2020, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of December 31, 2020 and 2019.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2020 and 2019, are detailed below:

	2020	2019
Par value of advances:
Fixed rate:
Due within 1 year	$11,044	$15,327
Due after 1 year	17,126	21,337
Total fixed rate	28,170	36,664
Adjustable rate:
Due within 1 year	818	17,024
Due after 1 year	1,350	11,400
Total adjustable rate	2,168	28,424
Total par value	$30,338	$65,088

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2020 or 2019. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the years ended December 31, 2020, 2019, and 2018, as follows:

	2020	2019	2018
Prepayment fees received/(paid)	$142	$9	$(9)
Fair value adjustments	(109)	(6)	12
Net	$33	$3	$3
Advance principal prepaid	$26,741	$6,760	$7,496

Note 6 — Mortgage Loans Held for Portfolio
The following table presents information as of December 31, 2020 and 2019, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2020	2019
Fixed rate medium-term mortgage loans	$27	$27
Fixed rate long-term mortgage loans	1,879	3,199
Subtotal	1,906	3,226
Unamortized premiums	35	91
Unamortized discounts	(2)	(3)
Mortgage loans held for portfolio(1)	1,939	3,314
Less: Allowance for credit losses	(4)	—
Total mortgage loans held for portfolio, net	$1,935	$3,314
(1)Excludes accrued interest receivable of $10 and $19 at December 31, 2020 and 2019, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at December 31, 2020, and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(2)	$1,748	$191	$1,939
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			5.34%

December 31, 2019
Payment Status	Recorded Investment(1)
30 – 59 days delinquent	$15
60 – 89 days delinquent	2
90 days or more delinquent	7
Total past due	24
Total current loans	3,310
Total MPF	$3,334
In process of foreclosure, included above(3)	$—
Nonaccrual loans	$7
Serious delinquencies as a percentage of total mortgage loans outstanding(5)	0.22%
(1)    With the adoption of new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020, payment status of mortgage loans is disclosed at amortized cost. The recorded investment at December 31, 2019, in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance. The amortized cost at December 31, 2020, in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2)    At December 31, 2020, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $78. Of that total, $2 were current, $7 were 30 to 59 days past due, $1 were 60 to 90 days past due, and $68 were greater than 90 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 4% of the Bank’s mortgage loans held for portfolio at December 31, 2020.
(3)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4)    At December 31, 2020, $103 of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(5)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Starting in the second quarter of 2020, the Bank elected to apply the TDR relief provisions provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and the Bank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification. The participating members may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The accrual status for loans under forbearance will be driven by the past due status of the loan. See Note 1 – Summary of Significant Accounting Policies for additional information on the CARES Act.
Allowance for Credit Losses on MPF Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At December 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2020. The Bank recorded a de minimis allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2019. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2020, 2019, and 2018.

2020
Balance, beginning of the period	$—
Adjustment for cumulative effect of accounting change	3
Provision for/(reversal of) credit losses	1
Balance, end of the period	$4

See Note 1 – Summary of Significant Accounting Policies for information on the prior methodology for evaluating credit losses and the Bank’s accounting policies for mortgage loans held for portfolio.

Note 7 — Deposits
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of December 31, 2020 and 2019, were as follows:

	2020		2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$732	0.01%	$427	1.30%
Fixed rate	16	0.01	—	—
Total interest-bearing deposits	748		427
Non-interest-bearing deposits	139		110
Total	$887		$537

Note 8 — Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 16 – Commitments and Contingencies. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $746,722 at December 31, 2020, and $1,025,895 at December 31, 2019. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2020, the Bank had qualifying assets totaling $68,016, and the Bank’s participation in consolidated obligations outstanding was $60,621.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In addition to having fixed rate or simple adjustable rate coupon payment terms, consolidated obligations may, for example, include:
•Callable bonds, which the Bank may call in whole or in part at its option on predetermined call dates according to the terms of the bond offerings;
•Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates according to the terms of the bond offerings;
•Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates according to the terms of the bond offerings;
•Conversion callable bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates and can generally be called at the Bank’s option on predetermined call dates according to the terms of the bond offerings;
•Range bonds, which have coupons at fixed or variable rates and pay the fixed or variable rate as long as a reference rate is within an established range, but generally pay zero percent or a minimal interest rate if the specified reference rate is outside the established range.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2020 and 2019.

	2020		2019
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$34,542	0.23%	$53,549	1.68%
After 1 year through 2 years	6,923	0.21	13,853	1.67
After 2 years through 3 years	751	1.00	770	1.93
After 3 years through 4 years	677	0.67	135	2.74
After 4 years through 5 years	185	0.82	937	2.08
After 5 years	1,311	2.24	2,126	2.94
Total par value	44,389	0.31%	71,370	1.73%
Unamortized premiums	10		1
Unamortized discounts	(5)		(10)
Valuation adjustments for hedging activities	13		9
Fair value option valuation adjustments	1		2
Total	$44,408		$71,372
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $3,140 at December 31, 2020, and $6,345 at December 31, 2019. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $930 at December 31, 2020, and $2,085 at December 31, 2019. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at December 31, 2020 and 2019, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020	2019
Par value of consolidated obligation bonds:
Non-callable	$41,249	$65,025
Callable	3,140	6,345
Total par value	$44,389	$71,370
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2020 and 2019, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2020	2019
Within 1 year	$36,667	$58,239
After 1 year through 2 years	7,228	12,768
After 2 years through 3 years	396	195
After 3 years through 4 years	47	70
After 4 years through 5 years	—	47
After 5 years	51	51
Total par value	$44,389	$71,370
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2020		2019
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$16,217	0.12%	$27,447	1.61%
Unamortized discounts	(4)		(71)
Total	$16,213		$27,376
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2020 and 2019, are detailed in the following table.

	2020	2019
Par value of consolidated obligations:
Bonds:
Fixed rate	$6,632	$10,993
Adjustable rate	37,712	60,117
Step-up	45	60
Step-down	—	100
Range bonds	—	100
Total bonds, par value	44,389	71,370
Discount notes, par value	16,217	27,447
Total consolidated obligations, par value	$60,606	$98,817
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2020 or 2019. The Bank has generally elected to account for certain bonds with embedded features under the fair value

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.

Note 9 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for AHP).

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2020, 2019, or 2018. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2020, 2019, or 2018.

The Bank’s total AHP assessments equaled $38, $38, and $43 during 2020, 2019, and 2018, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2020	2019	2018
Balance, beginning of the period	$152	$182	$204
AHP assessments	38	38	43
AHP voluntary contributions	—	2	3
AHP grant payments	(70)	(70)	(68)
Balance, end of the period	$120	$152	$182
All subsidies were distributed in the form of direct grants in 2020, 2019, and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2020, 2019 and 2018:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2017	$—	$337	$(6)	$(13)	$318
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(4)	(4)
Non-credit-related OTTI loss		(14)	—		(14)
Net change in fair value	(32)	(38)			(70)
Accretion of non-credit-related OTTI loss			3		3
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		2	—		2
Net current period other comprehensive income/(loss)	(32)	(50)	3	(4)	(83)
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				3	3
Non-credit-related OTTI loss		(6)	—		(6)
Net change in fair value	53	(16)			37
Accretion of non-credit loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	53	(19)	2	3	39
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(45)	—			(45)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(45)	—	1	—	(44)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, December 31, 2020	$244	$—	$—	$(14)	$230
(1)    With the adoption of changes to accounting standards on measurement of credit losses for financial instruments on January 1, 2020, OTTI assessment was replaced with an evaluation for an allowance for credit loss (see Note 1 – Summary of Significant Accounting Policies and Note 2 – Recently Issued and Adopted Accounting Guidance for further information).

Note 11 — Capital
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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2020, the Bank was in compliance with this capital guidance.
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
As of December 31, 2020 and 2019, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	2020		2019
	Required	Actual	Required	Actual
Risk-based capital	$1,404	$5,966	$1,519	$6,605
Total regulatory capital	$2,745	$5,966	$4,274	$6,605
Total regulatory capital ratio	4.00%	8.69%	4.00%	6.18%
Leverage capital	$3,432	$8,949	$5,342	$9,908
Leverage ratio	5.00%	13.04%	5.00%	9.27%
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
A member's activity-based capital stock requirement is the sum of 2.7% of the member's outstanding advances plus 0.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within a range of 2.0% to 5.0% of the member's outstanding advances and a range of 0.0% to 5.0% of any portion of any mortgage loan purchased and held by the Bank. In November 2020, the Bank amended its capital plan, which resulted in a member’s activity capital stock requirement of 0.1% of notional balances for outstanding letters of credit and an authorized range for the letters of credit activity stock requirement of 0.1% to 1.0%.
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
The Bank had mandatorily redeemable capital stock totaling $2 outstanding to three institutions at December 31, 2020, and $138 outstanding to three institutions at December 31, 2019. The change in mandatorily redeemable capital stock for the years ended December 31, 2020, 2019, and 2018, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020	2019	2018
Balance at the beginning of the period	$138	$227	$309
Reclassified from/(to) capital during the period	40	6	2
Repurchase of excess mandatorily redeemable capital stock	(176)	(95)	(84)
Balance at the end of the period	$2	$138	$227
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense in the amount of $5, $14, and $24 for the years ended December 31, 2020, 2019, and 2018 respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2020 and 2019.

Contractual Redemption Period	2020	2019
Within 1 year	$—	$135
Past contractual redemption date because of remaining activity(1)	2	3
Total	$2	$138
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
The Bank’s capital stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank’s obligation or ability to redeem outstanding capital stock, which include the following:
•The Bank may not redeem any capital stock if, following the redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All of the Bank’s capital stock immediately becomes nonredeemable if the Bank fails to meet its minimum capital requirements.
•The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Agency determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital that would have any of the following effects: cause the Bank not to comply with its regulatory capital requirements, result in negative retained earnings, or otherwise create an unsafe and unsound condition at the Bank.
•In addition to being able to prohibit capital stock redemptions, the Bank’s Board of Directors has a right to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.
•If, during the period between receipt of a capital stock redemption notice and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the capital stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after satisfaction of the Bank’s obligations to creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder's share of the total shares of capital stock, subject to any limitations that may be imposed by the Finance Agency. In

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank's shareholders, subject to any terms and conditions imposed by the Finance Agency.
•The Bank may not redeem any capital stock if the principal or interest due on any consolidated obligations issued by the Office of Finance has not been paid in full.
•The Bank may not redeem any capital stock if the Bank fails to provide the Finance Agency with the quarterly certification required by Finance Agency rules prior to declaring or paying dividends for a quarter.
•The Bank may not redeem any capital stock if the Bank is unable to provide the required quarterly certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to fully meet all of its obligations on a timely basis, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another FHLBank to obtain financial assistance to meet its current obligations.
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 280% as of December 31, 2020.
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
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2,400 to $2,500 during 2019 and continuing through September 2020. In September 2020, the methodology was revised and resulted in a required level of retained earnings of $2,900. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1,900. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The Board of Directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. The Bank’s restricted retained earnings totaled $761 and $713 at December 31, 2020 and 2019, respectively. The Bank’s unrestricted retained earnings totaled $2,919 and $2,754 at December 31, 2020 and 2019, respectively.
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
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $161, or 0.23% of total assets as of December 31, 2020. Excess capital stock totaled $197, or 0.18% of total assets as of December 31, 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In 2020, the Bank paid dividends at an annualized rate of 5.53%, totaling $164, including $159 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock. In 2019, the Bank paid dividends at an annualized rate of 7.00%, totaling $220, including $206 in dividends on capital stock and $14 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 18, 2021, the Bank’s Board of Directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2020 at an annualized rate of 5.00%, totaling $30, including $30 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. The Bank recorded the dividend on February 18, 2021. The Bank expects to pay the dividend on March 18, 2021. Dividends on mandatorily redeemable capital stock will be recognized as interest expense in the first quarter of 2021.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $1,641 and $1,224 in excess capital stock during 2020 and 2019, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2020 and 2019, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2020 or 2019.

	2020		2019
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$354	16%	$368	12%
MUFG Union Bank, National Association	142	6	394	12
Subtotal	496	22	762	24
Others	1,790	78	2,376	76
Total	$2,286	100%	$3,138	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2020 and 2019, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.
Non-Qualified Defined Benefit Plans. The Bank sponsors the following non-qualified defined benefit retirement plans:
•Benefit Equalization Plan, a non-qualified retirement plan restoring benefits offered under the Cash Balance Plan that are limited by laws governing the plan. See below for further discussion of the defined contribution portion of the Benefit Equalization Plan.
•Supplemental Executive Retirement Plan (SERP), a non-qualified unfunded retirement benefit plan available to the Bank's eligible senior officers, which generally provides a service-linked supplemental cash balance annual contribution credit to SERP participants and an annual interest credit of 6% on the benefits accrued to the SERP participants through the prior yearend.
•Deferred Compensation Plan, a non-qualified retirement plan available to all eligible Bank employees, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits vest according to the corresponding provisions of the Cash Balance Plan. See below for further discussion of the defined contribution portion of the Deferred Compensation Plan.
Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees that meet certain eligibility criteria. Changes in health care cost trend rates will not have a material effect on the Bank's accumulated postretirement benefit obligation or service and interest costs because benefit plan premiums are generally paid by the retirees.
The following table presents the fair value of plan assets as well as the funded status that is recognized in other assets/(liabilities) in the Statements of Condition for the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan at December 31, 2020 and 2019.

	2020			2019
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Fair value of plan assets	$86	$—	$—	$74	$—	$—
Funded status	7	(21)	(2)	6	(20)	(2)
Amounts recognized in AOCI at December 31, 2020 and 2019, consist of:

	2020			2019
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$14	$1	$(1)	$14	$1	$(1)
The following table presents information for pension plans with assets in excess of benefit obligations and for pension plans with benefit obligations in excess of plan assets at December 31, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020			2019
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$79	$21	$2	$68	$20	$2
Accumulated benefit obligation	78	20	2	67	20	2
Fair value of plan assets	86	—	—	74	—	—
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 1.75% for 2020 and 2.75% for 2019. The discount rate used to determine the benefit obligations for the post-retirement health benefit plan was 2.25% for 2020 and 3.00% for 2019.
The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2020 and 2019, by asset category. See Note 15 – Fair Value for further information regarding the three levels of fair value measurement.

	2020				2019
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Equity mutual funds	55	—	—	55	46	—	—	46
Fixed income mutual funds	23	—	—	23	21	—	—	21
Real estate mutual funds	4	—	—	4	3	—	—	3
Other mutual funds	3	—	—	3	2	—	—	2
Total	$86	$—	$—	$86	$74	$—	$—	$74
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
The Cash Balance Plan's weighted average asset allocation at December 31, 2020 and 2019, by asset category was as follows:

Asset Category	2020	2019
Cash and cash equivalents	2%	2%
Equity mutual funds	64	63
Fixed income mutual funds	27	28
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank contributed $3 in 2020 and expects to contribute $3 in 2021 to the Cash Balance Plan. The Bank contributed $2 in 2020 and expects to contribute $3 in 2021 to the non-qualified defined benefit plans and postretirement health benefit plan.
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2021	$4	$3	$—
2022	5	5	—
2023	4	1	—
2024	4	3	—
2025	27	3	—
2026 – 2030	21	6	1
Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3, $2, and $2 during the years ended December 31, 2020, 2019, and 2018, respectively.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2020, 2019, and 2018, were de minimis.
Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2020, 2019, and 2018, was $57, $49, and $41, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for its employees, including senior officers. Other liabilities include $17 and $17 for incentive compensation at December 31, 2020 and 2019, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income, excludes interest income and expense associated with changes in fair value from fair value hedges that are recorded in the same line as the earnings effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance.
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
The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion related income, which is a result of improvement in expected cash flows on certain PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, less the provision for credit losses on mortgage loans and MBS.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2020, 2019, and 2018.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
2020	$247	$208	$455	$54	$(83)	$5	$479	$59	$165	$373
2019	307	256	563	34	(16)	14	531	21	187	365
2018	320	291	611	(1)	(13)	24	601	(11)	187	403
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $70, $78, and $81 for the years ended December 31, 2020, 2019, and 2018, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $26 for the year ended December 31, 2020. The mortgage-related business does not include credit-related OTTI losses of $11 for each of the years ended December 31, 2019 and 2018.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents total assets by operating segment at December 31, 2020, 2019, and 2018.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2020	$50,876	$17,758	$68,634
2019	85,709	21,133	106,842
2018	88,272	21,054	109,326

Note 14 — Derivatives and Hedging Activities
General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps) and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances or the issuance of consolidated obligations to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and consolidated obligations are transacted and generally have the same maturity dates as the related hedged instrument. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction with an executing bank or broker-dealer, either on or off a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization (clearinghouse) once the derivative transaction has been accepted for clearing. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
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
Beginning January 1, 2019, the Bank adopted hedge accounting guidance, which, among other things, affects the presentation of gains and losses on derivatives and hedging activities for qualifying hedges, including fair value hedges of AFS securities. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gain/(loss) on AFS securities.”
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
The Bank may execute callable swaps in conjunction with the issuance of short-term or adjustable rate consolidated obligations to create funding that is economically equivalent to fixed rate callable bonds. This type of hedge is treated as an economic hedge.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2020 and 2019. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020			2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$35,060	$88	$128	$39,622	$31	$370
Total	35,060	88	128	39,622	31	370
Derivatives not designated as hedging instruments:
Interest rate swaps	42,804	4	16	60,424	13	14
Interest rate caps and floors	780	—	—	980	—	—
Mortgage delivery commitments	1	—	—	46	—	—
Total	43,585	4	16	61,450	13	14
Total derivatives before netting and collateral adjustments	$78,645	92	144	$101,072	44	384
Netting adjustments and cash collateral(1)		(89)	(132)		(11)	(384)
Total derivative assets and total derivative liabilities		$3	$12		$33	$—
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $72 and $378 at December 31, 2020 and 2019, respectively. Cash collateral received, including accrued interest, was $30 and $5 at December 31, 2020 and 2019, respectively.
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
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2020, 2019 and 2018. Beginning on January 1, 2019, the gains and losses on derivatives include unrealized changes in fair value as well as net interest settlements.

	2020(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$598	$243	$(437)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(687)	$(866)	$27
Hedged items	387	678	(4)
Net gain/(loss) on fair value hedging relationships	(300)	(188)	23
Net amortization of gain on discontinued fair value hedging relationships	(5)	(50)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(305)	$(238)	$23

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,677	$394	$(1,631)
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$(225)	$(377)	$41
Hedged items	240	341	(57)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$15	$(36)	$(16)

	2018(1)
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds	Net Gain/(Loss) on Derivatives and Hedging Activities
Total interest income/(expense) presented in the Statements of Income	$1,563	$247	$(1,393)	$5
Gain/(loss) on fair value hedging relationships
Derivatives(2)	$51	$3	$(20)	$(164)
Hedged items				157
Net gain/(loss) on fair value hedging relationships	$51	$3	$(20)	$(7)
(1)Upon adoption of hedge accounting guidance applied prospectively on January 1, 2019, interest amounts reported for 2020 and 2019 for advances, investment securities, and consolidated obligation bonds include the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships. Other income amounts reported for 2018 include the realized and unrealized gain/(loss) on hedged items and derivatives in qualifying hedge relationships.
(2)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2020 and 2019.

	2020			2019
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$23,605	$11,557	$(3,645)	$22,900	$12,877	$(4,840)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$477	$43	$(13)	$204	$431	$(9)
Discontinued hedging relationships included in amortized cost	32	1,016	—	—	—	—
Total amount of fair value hedging basis adjustments	$509	$1,059	$(13)	$204	$431	$(9)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2020, 2019, and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020	2019	2018
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as hedging instruments:
Interest rate swaps			$(7)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(73)	$(79)	15
Interest rate caps and floors	—	(2)	—
Net settlements	(83)	(16)	(13)
Mortgage delivery commitments	3	4	13
Total net gain/(loss) related to derivatives not designated as hedging instruments	(153)	(93)	15
Price alignment amount(1)	1	1	(3)
Net gain/(loss) on derivatives and hedging activities	$(152)	$(92)	$5
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2020, was $66, for which the Bank had posted cash collateral of $59 in the ordinary course of business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2020 and 2019.

	2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$85	$(85)	$—	$—	$—
Cleared	7	(4)	3	(379)	382
Total			$3		$382
Derivative Liabilities
Uncleared	$124	$(114)	$10	$—	$10
Cleared	20	(18)	2	—	2
Total			$12		$12

	2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$34	$(16)	$18	$—	$18
Cleared	10	5	15	(381)	396
Total			$33		$414
Derivative Liabilities
Uncleared	$382	$(382)	$—	$—	$—
Cleared	2	(2)	—	—	—
Total			$—		$—

Note 15 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2020 and 2019. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2020 and 2019. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	2020
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$174	$174	$174	$—	$—	$—
Interest-bearing deposits	1,078	1,078	1,078	—	—	—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	1,880	1,880	—	1,880	—	—
Trading securities	4,260	4,260	—	4,260	—	—
AFS securities	15,679	15,679	—	13,644	2,035	—
HTM securities	5,081	5,115	—	4,827	288	—
Advances	30,976	31,166	—	31,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,935	1,941	—	1,941	—	—
Accrued interest receivable	82	82	—	82	—	—
Derivative assets, net(1)	3	3	—	92	—	(89)
Other assets(2)	22	22	22	—	—	—
Liabilities
Deposits	887	887	—	887	—	—
Consolidated obligations:
Bonds	44,408	44,457	—	44,457	—	—
Discount notes	16,213	16,214	—	16,214	—	—
Total consolidated obligations	60,621	60,671	—	60,671	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	24	24	—	24	—	—
Derivative liabilities, net(1)	12	12	—	144	—	(132)
Other
Standby letters of credit	36	36	—	36	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$118	$118	$118	$—	$—	$—
Interest-bearing deposits	2,269	2,269	2,269	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	3,562	3,562	—	3,562	—	—
Trading securities	1,766	1,766	—	1,766	—	—
AFS securities	15,495	15,495	—	12,898	2,597	—
HTM securities	7,545	7,566	—	7,181	385	—
Advances	65,374	65,492	—	65,492	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,314	3,332	—	3,332	—	—
Accrued interest receivable	139	139	—	139	—	—
Derivative assets, net(1)	33	33	—	44	—	(11)
Other assets(2)	19	19	19	—	—	—
Liabilities
Deposits	537	537	—	537	—	—
Consolidated obligations:
Bonds	71,372	71,386	—	71,386	—	—
Discount notes	27,376	27,378	—	27,378	—	—
Total consolidated obligations	98,748	98,764	—	98,764	—	—
Mandatorily redeemable capital stock	138	138	138	—	—	—
Accrued interest payable	164	164	—	164	—	—
Derivative liabilities, net(1)	—	—	—	384	—	(384)
Other
Standby letters of credit	32	32	—	32	—	—
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2020:
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
As of December 31, 2020, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2020 and 2019, by level within the fair value hierarchy.

December 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$4,257	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,260	—	—	4,260
AFS securities:
U.S. obligations – Treasury securities	—	4,983	—	—	4,983
MBS:
GSEs – multifamily	—	8,661	—	—	8,661
PLRMBS	—	—	2,035	—	2,035
Subtotal MBS	—	8,661	2,035	—	10,696
Total AFS securities	—	13,644	2,035	—	15,679
Advances(2)	—	2,147	—	—	2,147
Derivative assets, net: interest rate-related	—	92	—	(89)	3
Other assets	22	—	—	—	22
Total recurring fair value measurements – Assets	$22	$20,143	$2,035	$(89)	$22,111
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$111	$—	$—	$111
Derivative liabilities, net: interest rate-related	—	144	—	(132)	12
Total recurring fair value measurements – Liabilities	$—	$255	$—	$(132)	$123
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2019
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$1,762	$—	$—	$1,762
MBS – Other U.S. obligations – Ginnie Mae	—	4	—	—	4
Total trading securities	—	1,766	—	—	1,766
AFS securities:
U.S. obligations – Treasury securities	—	5,288	—	—	5,288
MBS:
GSEs – multifamily	—	7,610	—	—	7,610
PLRMBS	—	—	2,597	—	2,597
Subtotal MBS	—	7,610	2,597	—	10,207
Total AFS securities	—	12,898	2,597	—	15,495
Advances(2)	—	4,370	—	—	4,370
Derivative assets, net: interest rate-related	—	44	—	(11)	33
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$19,078	$2,597	$(11)	$21,683
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$337	$—	$—	$337
Derivative liabilities, net: interest rate-related	—	384	—	(384)	—
Total recurring fair value measurements – Liabilities	$—	$721	$—	$(384)	$337
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2020 and 2019.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2020 and 2019.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2020 and 2019.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019, and 2018.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020	2019	2018
Balance, beginning of the period	$2,597	$3,157	$3,833
Total gain/(loss) realized and unrealized included in:
Interest income	70	78	81
(Provision for)/reversal of credit losses	(25)
Other income, net	—	(14)	(23)
Unrealized gain/(loss) included in AOCI	(111)	(16)	(38)
Settlements	(499)	(609)	(708)
Transfers of HTM securities to AFS securities	3	1	12
Balance, end of the period	$2,035	$2,597	$3,157
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$45	$62	$70
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
The Bank elected the fair value option for certain financial instruments as follows:
•Adjustable rate advances with embedded caps and floors
•Callable fixed rate advances
•Putable fixed rate advances
•Fixed rate advances with partial prepayment symmetry
•Callable or non-callable floating rate consolidated obligation bonds with embedded caps
•Convertible consolidated obligation bonds
•Adjustable or fixed rate range accrual consolidated obligation bonds
•Ratchet consolidated obligation bonds
•Adjustable rate advances indexed to certain indices such as the Prime Rate, U.S. Treasury bill, and Effective Federal funds Rate
•Adjustable rate consolidated obligation bonds indexed to certain indices like the Prime Rate and U.S. Treasury bill
•Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates
•Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates
The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential earnings volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The potential earnings volatility associated with recording fair value changes of only the hedging derivative is the Bank’s primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting or that have not previously met or may be at risk for not meeting the hedge effectiveness requirements.
The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2020, 2019, and 2018:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020		2019		2018
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$4,370	$337	$5,133	$2,019	$6,431	$949
New transactions elected for fair value option	7,070	—	2,324	—	1,918	1,313
Maturities and terminations	(9,373)	(225)	(3,200)	(1,688)	(3,192)	(245)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	85	—	116	15	(25)	(4)
Change in accrued interest	(5)	(1)	(3)	(9)	1	6
Balance, end of the period	$2,147	$111	$4,370	$337	$5,133	$2,019
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income, except for changes in fair value related to instrument-specific credit risk, which are recorded in AOCI on the Statements of Condition. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2020, 2019, and 2018. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2020 and 2019:

	2020			2019
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,017	$2,147	$130	$4,287	$4,370	$83
Consolidated obligation bonds	110	111	1	335	337	2
(1)    At December 31, 2020 and 2019, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 16 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2020, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

was $746,722 at December 31, 2020, and $1,025,895 at December 31, 2019. The par value of the Bank’s participation in consolidated obligations was $60,606 at December 31, 2020, and $98,817 at December 31, 2019.
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
Off-balance sheet commitments as of December 31, 2020 and 2019, were as follows:

	2020			2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$14,838	$4,551	$19,389	$16,898	$4,658	$21,556
Commitments to issue consolidated obligation discount notes, par	—	—	—	805	—	805
Commitments to purchase mortgage loans	1	—	1	46	—	46
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At December 31, 2020, the original terms of these standby letters of credit range from 4 days to 15 years, including a final expiration in 2035. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $36 and $32 at December 31, 2020 and 2019, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2020 and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

There were no commitments to fund advances at December 31, 2020 and 2019. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank had previously entered into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 14 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of December 31, 2020, the Bank had pledged total collateral of $451, including securities with a carrying value of $379, all of which may be repledged, and cash collateral and related accrued interest of $72 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2019, the Bank had pledged total collateral of $759, including securities with a carrying value of $381, all of which may be repledged, and cash collateral and related accrued interest of $378 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
The Bank may be subject to various pending legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.
Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 5 – Advances, Note 6 – Mortgage Loans Held for Portfolio, Note 8 – Consolidated Obligations, Note 9 – Affordable Housing Program, Note 11 – Capital, Note 12 – Employee Retirement Plans and Incentive Compensation Plans, and Note 14 – Derivatives and Hedging Activities.

Note 17 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank’s capital requirements. (For further information on concentration risk, see Note 11 – Capital and Note 5 – Advances.)
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. As of and for the three-year period ended December 31, 2020, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.

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

The FHLBank Act requires the Bank to establish an AHP. The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the ordinary course of business.

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

	December 31, 2020	December 31, 2019
Assets:
Advances	$2,650	$3,697
Mortgage loans held for portfolio	—	8
Accrued interest receivable	3	6
Liabilities:
Deposits	$27	$22
Capital:
Capital Stock	$103	$132

	For the Years Ended December 31,
	2020	2019	2018
Interest Income:
Advances	$75	$87	$81
Mortgage loans held for portfolio	—	—	1
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 at December 31, 2020 and 2019, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2020, 2019, and 2018, the Bank extended overnight loans to other FHLBanks for $925, $1,450, and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$780, respectively. During the years ended December 31, 2020, 2019, and 2018 the Bank borrowed $895, $2,245, and $2,020, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2020, 2019, and 2018, the Bank recorded $2, $3, and $2, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the years ended December 31, 2020, 2019, and 2018, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Consolidated Obligations. The Bank may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability for FHLBank consolidated obligations. During the years ended December 31, 2020, 2019, and 2018, the Bank did not transfer any debt to other FHLBanks or assume any debt from other FHLBanks.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 18 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Professional and contract services	$36	$38	$37
Travel	—	2	2
Occupancy	11	15	10
Equipment	6	8	12
Other	7	10	6
Total	$60	$73	$67

Note 19 — Subsequent Events
There were no material events identified, subsequent to December 31, 2020, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)
Supplementary financial data for each full quarter in the years ended December 31, 2020 and 2019, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Interest income	$206	$207	$273	$433
Interest expense	39	60	131	384
Net interest income	167	147	142	49
Provision for/(reversal of) credit losses on mortgage loans	(4)	(2)	(7)	39
Other income/(loss)	(20)	70	(9)	18
Other expense	46	40	43	36
Assessments	11	18	9	—
Net income/(loss)	$94	$161	$88	$(8)
Dividends paid per share	$1.26	$1.24	$1.24	$1.76
Annualized dividend rate	5.00%	5.00%	5.00%	7.00%

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$613	$654	$729	$786
Interest expense	448	542	619	642
Net interest income	165	112	110	144
Provision for/(reversal of) credit losses on mortgage loans	—	—	—	—
Other income/(loss)	10	3	(7)	15
Other expense	49	47	48	43
Assessments	13	7	6	12
Net income/(loss)	$113	$61	$49	$104
Dividends paid per share	$1.76	$1.75	$1.73	$1.76
Annualized dividend rate	7.00%	7.00%	7.00%	7.00%

Investments
Supplementary financial data on the carrying values of the Bank’s investments as of December 31, 2020, 2019, and 2018, are included in the tables below.

(In millions)	2020	2019	2018
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$—	$—	$656
U.S. obligations – Treasury notes	4,257	1,762	—
MBS – Other U.S. obligations – Ginnie Mae	3	4	5
Total trading securities	4,260	1,766	661
AFS securities:
U.S. obligations – Treasury securities
U.S. Treasury notes	2,983	5,288	—
U.S. Treasury bills	2,000	—	—
MBS:
GSEs:
Freddie Mac	851	777	407
Fannie Mae	7,810	6,833	3,367
PLRMBS	2,035	2,597	3,157
Total AFS securities	15,679	15,495	6,931
HTM securities:
States and political subdivisions:
Housing finance agency bonds – CalHFA bonds	—	—	100
MBS:
Other U.S. obligations – Ginnie Mae	261	470	609
GSEs:
Freddie Mac	2,355	3,688	5,450
Fannie Mae	2,174	3,003	4,341
PLRMBS	291	384	589
Total HTM securities	5,081	7,545	11,089
Total securities	25,020	24,806	18,681
Securities purchased under agreements to resell	7,250	7,000	7,300
Federal funds sold	1,880	3,562	3,845
Interest-bearing deposits	1,078	2,269	2,555
Total investments	$35,228	$37,637	$32,381

As of December 31, 2020, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. obligations – Treasury notes	$4,001	$256	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	2	1	—	3
Total trading securities	4,001	258	1	—	4,260
Yield on trading securities	2.08%	2.44%	2.57%	—%	2.10%
AFS securities:
U.S. obligations – Treasury securities:
U.S. Treasury notes	2,470	513	—	—	2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Subtotal U.S. obligations – Treasury securities	4,470	513	—	—	4,983
MBS:
GSEs multifamily:
Freddie Mac	—	—	684	167	851
Fannie Mae	—	—	6,041	1,769	7,810
Subtotal GSEs multifamily	—	—	6,725	1,936	8,661
PLRMBS	—	—	—	2,035	2,035
Total AFS securities	4,470	513	6,725	3,971	15,679
Yield on AFS securities	1.26%	1.88%	3.26%	5.39%	3.16%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	—	—	—	261	261
GSEs single-family:
Freddie Mac	—	—	7	504	511
Fannie Mae	—	—	1	1,228	1,229
Subtotal GSEs single-family	—	—	8	1,732	1,740
GSEs multifamily:
Freddie Mac	—	770	1,074	—	1,844
Fannie Mae	—	87	858	—	945
Subtotal GSEs multifamily	—	857	1,932	—	2,789
PLRMBS	—	—	20	271	291
Total HTM securities	—	857	1,960	2,264	5,081
Yield on HTM securities	—%	0.54%	0.58%	2.01%	1.21%
Total securities	8,471	1,628	8,686	6,235	25,020
Yield on total securities	1.65%	1.26%	2.65%	4.13%	2.58%
Securities purchased under agreements to resell	7,250	—	—	—	7,250
Federal funds sold	1,880	—	—	—	1,880
Interest-bearing deposits	1,078	—	—	—	1,078
Total investments	$18,679	$1,628	$8,686	$6,235	$35,228

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2020	2019	2018	2017	2016
30 - 59 days delinquent	$21	$14	$15	$8	$7
60 - 89 days delinquent	7	2	2	2	3
90 days or more delinquent	102	7	9	12	15
Total past due	130	23	26	22	25
Total current loans	1,776	3,203	2,941	1,983	789
Total mortgage loans	$1,906	$3,226	$2,967	$2,005	$814
In process of foreclosure, included above(1)	$1	$—	$3	$3	$5
Nonaccrual loans	$102	$7	$9	$12	$15
Delinquencies as a percentage of total mortgage loans outstanding	6.82%	0.73%	0.86%	1.11%	3.12%
Serious delinquencies as a percentage of total mortgage loans outstanding(2)	5.33%	0.22%	0.32%	0.61%	1.83%
(1)Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(2)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the unpaid principal balance of total mortgage loans outstanding.
For the year ended December, 31, 2020, the provision for credit losses on mortgage loans was $1. The net charge-offs and interest on nonaccrual loans that was contractually due and recognized in income for the year ended December, 31, 2020, were immaterial. For the years ended December 31, 2019, 2018, 2017, and 2016, the provision for credit losses, net charge-offs, and interest on nonaccrual loans that was contractually due and recognized in income were immaterial.

Geographic Concentration of Mortgage Loans(1)

	2020	2019
California	90.94%	92.61%
Arizona	1.14	0.98
New York	1.01	0.69
Texas	0.81	0.71
Illinois	0.66	0.46
All others(2)	5.44	4.55
Total	100.00%	100.00%
(1)    Percentages calculated based on the unpaid principal balance at the end of each period.
(2)    None of the remaining states represented more than 0.62% and 0.50% of the portfolio at December 31, 2020 and 2019, respectively.
Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2020, 2019, and 2018:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2020	2019	2018	2020	2019	2018
Outstanding at end of the period	$16,213	$27,376	$29,182	$16,045	$24,598	$41,704
Weighted average rate at end of the period	0.12%	1.61%	2.32%	0.13%	1.64%	2.28%
Daily average outstanding for the period	$22,137	$26,714	$29,644	$33,952	$34,127	$40,349
Weighted average rate for the period	0.76%	2.24%	1.81%	0.51%	2.17%	1.85%
Highest outstanding at any monthend	$39,102	$32,983	$42,509	$45,305	$45,649	$42,845

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
Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank’s principal executive and principal financial officers and effected by the Bank’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Bank;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
During the three months ended December 31, 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

ITEM 9B.    OTHER INFORMATION
On February 23, 2021, the Federal Home Loan Bank of San Francisco (Bank) announced the appointment of Teresa Bryce Bazemore as president and chief executive officer of the Bank, effective March 15, 2021, and upon this date, Stephen P. Traynor will no longer serve as acting president and chief executive officer.
On March 5, 2021, Stefanie Reynolds, Senior Vice President and Controller (principal accounting officer), notified the Bank that she will resign from the Bank effective March 26, 2021. The Bank appointed Ludmila (Lucy) Sheftel as Acting Controller effective upon the resignation of Ms. Reynolds.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2020 and 2021, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2020 and 2021, two of which were public interest director positions.
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
Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank’s Code of Conduct for Senior Officers, which applies to the president, executive vice presidents, certain senior vice presidents, and such other employees serving in a financial reporting oversight role as determined from time to time by the chief financial officer, and any amendments or waivers to the code are disclosed on the Bank’s website located at www.fhlbsf.com.
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.
Board of Directors
The following table sets forth information (ages as of February 28, 2021) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
F. Daniel Siciliano, Chair(1)	50	2017	2024
Simone Lagomarsino, Vice Chair(2)(6)(8)	59	2013	2024
Jeffrey K. Ball(3)(6)	56	2018	2024
Marangal (Marito) Domingo(2)(7)(9)	60	2018	2021
Lori R. Gay(1)	58	2021	2024
Melinda Guzman(1)(7)(9)	57	2009	2023
Matthew Hendricksen(4)(7)(8)	41	2020	2023
John F. (Jack) Luikart(1)(6)(8)(9)	71	2007	2021
Shruti Miyashiro(2)(6)(8)	50	2020	2023
Kevin Murray(1)	60	2008	2023
Joan Opp(2)(6)(8)	54	2018	2021
Brian M. Riley(5)	56	2015	2022
Scott C. Syphax(1)(7)(9)	57	2002	2022
Virginia A. Varela(2)	61	2019	2022
John T. Wasley(1)(7)(9)	59	2007	2021
(1)    Elected as a nonmember independent director by the Bank members eligible to vote. Ms. Guzman also served as an appointive director from April 19, 2007, to December 31, 2008. Mr. Wasley also served as an appointive director from 2003 through 2005. With the enactment of the Housing and Economic Recovery Act of 2008 on July 30, 2008, the director positions previously appointed by the Federal Housing Finance Board (appointive director positions) became known as nonmember independent director positions, and the method for filling these positions was changed to election by the Bank members eligible to vote.
(2)    Elected by the Bank’s California members eligible to vote.
(3)    Mr. Ball was elected by the Bank’s California members eligible to vote, for a four-year term beginning January 1, 2021. Previously, Mr. Ball was selected by the Board to fill a vacant California member director position and served from January 1, 2018, to December 31, 2020.
(4)    Elected by the Bank’s Nevada members eligible to vote.
(5)    Elected by the Bank’s Arizona members eligible to vote.
(6)    Member of the Audit Committee in 2021.
(7)    Member of the Compensation and Human Resources Committee in 2021.
(8)    Member of the Audit Committee in 2020.
(9)    Member of the Compensation and Human Resources Committee in 2020.

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
F. Daniel Siciliano, Chair
F. Daniel Siciliano is a Stanford Law School fellow (CodeX) and was the co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is the chair of the board of both the American Immigration Council and the Silicon Valley Directors’ Exchange, and serves on the board of the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chairman of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
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
Jeffrey K. Ball
Jeffrey K. Ball is the founder of Friendly Hills Bank, Whittier, California, and has been its president, its chief executive officer, and a director, since 2006. He is also currently on the board of Data Center, Inc., a bank technology company based in Hutchinson, Kansas, where he serves as chairman of the Audit Committee. Mr. Ball previously was a member of the executive committee and board of directors of the American Bankers Association, where he served as chairman of the Government Relations Council Administrative Committee and as a member of the Grassroots Committee. He is a past chairman of the Western Bankers Association (formerly California Bankers Association), where he currently serves on the board of directors and is chairman of the Federal Government Relations Committee. He was the lead petitioner for the establishment of the Kinetic Academy Charter School in

Huntington Beach, California, where he currently serves as board vice chair, and also serves by appointment on the Legal Services Trust Fund of the State Bar of California for which he previously served as co-chairman. Mr. Ball’s current position as the principal executive officer of a Bank member, his current position and experience as a board member and audit committee chairman of a financial technology company, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.

Marangal (Marito) Domingo
Marangal (Marito) Domingo joined First Technology Federal Credit Union, San Jose, California, in March 2013, and currently serves as chief financial officer and chief credit officer. Prior to that, he was executive vice president and chief financial officer of Pacific Trust Bank from 2011 to 2012. Mr. Domingo has over 20 years of experience in banking, including serving as chief financial officer for Doral Bank, senior vice president of finance of Treasury Bank, chief executive officer of Downey Savings, head of capital markets for Washington Mutual Bank, and treasurer for American Savings. He has also served on the Mortgage Bankers Association’s Residential Board of Governors, and as a member of the board of directors for the National Equity Fund (affordable housing), Greater Los Angeles Chamber of Commerce, the Beaverton Education Foundation, and SMART Reading. Mr. Domingo’s current position as an executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Domingo’s qualifications to serve on the Bank’s Board.
Lori R. Gay
Lori R. Gay has been president and chief executive officer of the Neighborhood Housing Services of Los Angeles County since 1990. Ms. Gay has served on numerous boards of directors including the Federal Reserve Bank of San Francisco, Los Angeles Branch, the California Organized Investment Network, and the California Housing Finance Agency. Ms. Gay’s current position as the principal executive officer of an affordable homeownership provider, responsible for reaching families with financial counseling, affordable lending and redevelopment services, and her management skills, as indicated by her background, support Ms. Gay’s qualifications to serve as a public interest director on the Bank’s Board.

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
Matthew Hendricksen
Matthew Hendricksen joined Employers Insurance Company of Nevada, Reno, Nevada, and the Employers Insurance Group, Inc. in May 2012, and currently serves as senior vice president Treasury & Investments. Prior to that, he was a Portfolio Manager at AIG from 2003 to 2012. During his 18-year career, Mr. Hendricksen has specialized in investments, derivatives, risk management, and insurance regulations. Mr. Hendricksen’s current position as an officer of a Bank member, and his involvement in and knowledge of finance, accounting, internal controls, risk management, and financial management, as indicated by his background, support Mr. Hendricksen’s qualifications to serve on the Bank’s Board.
John F. (Jack) Luikart
John F. (Jack) Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He is the managing trustee of four asbestos trusts, including the Western Asbestos Settlement Trust, and has been a trustee since 2004, and a trustee of Ohio Wesleyan University since 2014. He was a director of Wells Fargo Real Estate Investment Trust from 2014 through 2019, chairman of Wedbush Securities Inc., Los Angeles, California, from 2006 to 2010, and a trustee of the Graduate Theological Union, Berkeley, California from 2004 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's positions as director or principal executive officer of investment banking firms (or their affiliates), and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank’s Board.
Shruti Miyashiro
Shruti Miyashiro has been president and chief executive officer of Orange County’s Credit Union, Santa Ana, California since 2007. Prior to that, she was president and chief executive officer of Pasadena Federal Credit Union, and Orange County Group, Inc., which provided wealth management to consumers. Ms. Miyashiro has over 20 years of multi-faceted executive level roles leading branches, lending, collections, human resources, enterprise risk management, facilities, and digital banking. She is currently serving on the board of Jack Henry & Associates, Inc., a technology provider to financial institutions. She has also been appointed to the State of California’s Department of Business Oversight Credit Union Advisory Committee. Ms. Miyashiro’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Miyashiro’s qualifications to serve on the Bank’s Board.
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
Brian M. Riley
Brian M. Riley has been a director of Oxford Life Insurance Company, Phoenix, Arizona, since November 2019. He has also been the president and chief executive officer of Foothills Bank (a division of Glacier Bank, Kalispell, Montana), since March 2020. Previously, Mr. Riley was the president and chief executive officer of State Bank of Arizona (formerly Mohave State Bank), Lake Havasu City, Arizona, from March 2009 to February 2020. He also served as director, president, and chief executive officer of State Bank Corp., the holding company for State Bank of Arizona, from March 2009 to February 2020. Mr. Riley has also served as a director of Clearinghouse CDFI, Lake Forest, California, since August 2018. He was the chief financial officer of Mohave State Bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in organization in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current positions as a director of a Bank member and a principal executive officer of a financial institution, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank’s Board.
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
Virginia A. Varela
Virginia A. Varela has been president and chief executive officer and a director of Golden Pacific Bank, Sacramento, California, and a director of its holding company, Golden Pacific Bancorp, since November 2013. Previously, Ms. Varela was chief operating officer of Bank of the Orient from June 2012 to August 2013, chief executive officer, president and a director of Bank of Rio Vista from December 2010 to July 2012, and president, chief operating officer, and a director of San Luis Trust Bank from September 2009 to November 2010. Ms. Varela has more than 30 years of experience within the banking industry, both as a community bank executive and as a former regulator. She has served as senior examiner for the Federal Reserve Bank of San Francisco and as assistant regional director in the Washington, D.C. headquarters for the Office of Thrift Supervision. Ms. Varela currently serves as a director of the Western Bankers Association. Ms. Varela’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Varela’s qualifications to serve on the Bank's Board.

John T. Wasley
John T. Wasley was a consultant with Spencer Stuart, a global retained executive search firm, in their Los Angeles, California office, from 2017 through 2020. Prior to that, he was a managing partner with Caldwell Partners, Los Angeles, California, from 2013 to 2017, and was a managing partner with Heidrick & Struggles, Los Angeles, California from June 2005 to 2013. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank’s Board of Directors from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous position as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions, and financial management, support Mr. Wasley's qualifications to serve on the Bank’s Board.
Executive Officers
Stephen P. Traynor
Stephen P. Traynor, 64, is currently serving as acting president and chief executive officer. He has held the position of acting president and chief executive officer since February 28, 2020, and has been executive vice president and chief banking officer since March 2017. Previously, Mr. Traynor was senior vice president, member financial services and community investment, from July 2004 to March 2017. He joined the Bank in 1995 as assistant treasurer and was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.
Joseph E. Amato
Joseph E. Amato, 62, is currently serving as executive vice president and interim chief financial officer. He has held the position of executive vice president and interim chief financial officer since January 4, 2021. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020. Prior to joining the Bank, Mr. Amato, was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 7, 2019. Prior to that, Mr. Amato served in various capacities at Freddie Mac from 2001 until 2016, most recently serving as senior vice president, CFO investments and financial planning.
Elena Andreadakis
Elena Andreadakis, 59, is currently serving as executive vice president and chief administrative officer. She has held the position of chief administrative officer since March 2017. Previously, Ms. Andreadakis was senior vice president and chief information officer from May 2011 to March 2017. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.
Arlene Coyle

Arlene Coyle, 48, is currently serving as senior vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as Assistant Vice President, Internal Audit, and was promoted to Vice President in February 2017. Ms. Coyle has over 20 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their Internal Audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, a Certified Financial Services Auditor, and a Certified Diversity Professional.

Kwame Fields
Kwame Fields, 45, is currently serving as senior vice president, chief information security officer, and acting chief diversity officer. He has served as chief information security officer since December 2017 and acting chief diversity officer since July 2020. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and diversity initiatives. Mr. Fields is a Certified Information Systems Security Professional.
Kevin A. Gong
Kevin A. Gong, 61, is currently serving as senior vice president and chief corporate securities counsel. He has held the position of chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.
Maxine Moir
Maxine Moir, 50, is currently serving as senior vice president and chief human resources officer. She became chief human resources officer in February 2020. Previously, Ms. Moir was senior vice president and director of human resources from April 2018 to February 2020. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management.
Suzanne Titus-Johnson
Suzanne Titus-Johnson, 63, is currently serving as executive vice president and chief legal officer. She became the Bank’s general counsel in April 2005. Ms. Titus-Johnson is also serving as Corporate Secretary, since April 2020. She previously served as corporate secretary from October 2007 to June 2019. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986, was promoted to assistant vice president and associate general counsel in 1992, to vice president and associate general counsel in 1997, and to vice president and assistant general counsel in 2003.
Gregory A. Ward
Gregory A. Ward, 51, is currently serving as executive vice president and chief risk officer. He became chief risk officer in May 2019. Previously, Mr. Ward served as chief audit executive from July 2017 to April 2019. Prior to his position as chief audit executive, Mr. Ward served as senior vice president and director, internal audit, from January 2017 to July 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant and Certified Internal Auditor.
Anthony T. Wong

Anthony T. Wong, 55, is currently serving as senior vice president and acting chief banking officer. He has served as acting chief banking officer since April 10, 2020. Previously, Mr. Wong was senior vice president, member financial services and chief marketing officer. He joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure. Prior to joining the Bank, he worked in the capital markets group at Wells Fargo Nikko Investment Advisors. He is a Certified Mortgage Banker, Accredited Mortgage Professional, and a Certified Diversity Professional.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2020. Our named executive officers for 2020 are individuals who served as our principal executive officer(s), our principal financial officer(s), and our other three most highly compensated executive officers.
Compensation and Human Resources Committee
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president, each executive vice president (other than the interim chief financial officer), and any senior vice president as of December 31, 2018). The Compensation Committee is also responsible for reviewing and making recommendations regarding compensation for the directors. For 2021 and 2020, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual risk assessment of the Bank’s compensation policies and practices for the Bank’s employees.
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
The Finance Agency’s Advisory Bulletin 2009-AB-02 outlines several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold the compensation of certain FHLBanks and Office of Finance executive officers. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities.
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

The Bank’s Executive Compensation Philosophy states that total compensation is intended to align the interests of the executives and key employees with the short-term and long-term interests of the Bank; to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent; and to encourage the executives and other key employees to remain employed by the Bank. The Bank’s Executive Compensation Philosophy provides that total remuneration (base salary, short- and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.
Total Compensation is Intended to Reward Contributions to the Bank’s Corporate Goals and Performance Targets and Achievement of Individual Performance Goals. We have structured our executive compensation program to reward contributions by executives in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan, and achievement of individual performance goals. In addition to base salary, our cash incentive compensation plans create an award program for executives who contribute to and influence achievement of the Bank’s mission and other key objectives contained in the Bank’s strategic plans, and who are responsible for the Bank’s performance. The Bank’s overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2020, the Board adopted four corporate goals: the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity and Inclusion (D&I) goal.
The Risk Management goal was comprised of four components: (i) Cyber-security – Strengthen Access Management to Bank Information; (ii) Credit Risk Management – Improve Efficiency and Quality of Underwriting; (iii) Compliance Risk Management – Strengthen Enterprise-Wide Compliance Framework; and (iv) London Interbank Offered Rate (LIBOR) – Execute LIBOR Phase Out Transition Plan (Transition Plan).
For the cyber-security goal component, cyber-security threats targeting Bank team members and their access to Bank non-public data represent significant risks to the Bank and to our members. To address this prevailing concern, this goal component was designed to strengthen access management to Bank information by transitioning from a traditional password method to advanced methods that use biometrics and enhancing other identity and access management controls.
The credit risk management goal component was intended to modernize credit underwriting approaches and tools to support the Bank’s strategy of enhancing organizational efficiency and effectiveness. This goal component was also intended to position the Bank for the future by improving underwriting efficiency and quality to help sustain the Bank’s efforts in addressing regulatory guidance on credit risk assessment and governance.
The compliance risk management goal component was intended to enhance compliance risk management practices and strengthen the Bank’s enterprise-wide compliance framework by focusing on, among other things, creating common nomenclature and definitions and the proper identification and cataloguing of risks, controls, and regulatory expectations.
The purpose of the Transition Plan execution goal component was to continue to prepare for the discontinuation of LIBOR by: improving fallback provisions in outstanding derivatives contracts; enhancing measurement and reporting of LIBOR exposure related to member collateral; performing a LIBOR transition risk assessment; and enhancing systems and processes to support financial products with embedded options that reference a non-LIBOR benchmark rate.
The Franchise Enhancement goal for 2020 was comprised of five goal components: (i) Financial Performance – Adjusted Return on Capital (AROC) Spread; (ii) Talent – Talent Development; (iii) Member Business – Advances and Letters of Credit Volume; (iv) Member Business – Member Engagement; and (v) Prioritization – Bankwide Prioritization and Process Improvement.

The financial performance goal component recognized that among the many attributes of Bank membership, an adequate financial return on the private capital that members contribute to the cooperative is important to the members as shareholders. The financial performance goal component was expressed as a target percentage of AROC spread. The goal targets for this component were based on the Bank’s 2020-2022 Strategic Plan. Achievement of the Meets (100% of target) level of 2.20% AROC spread required that the Bank:
•price advances such that balances are maintained without diluting financial return;
•generate $251 million in spread earnings from the Bank’s portfolio of mortgage-backed securities and mortgage loans; and
•manage operating costs within 2020 budget levels while continuing to meet all strategic and operating objectives.
This goal component was designed to be reasonably challenging to accomplish because, among other things, it required the Bank to generate significantly higher earnings than the 2020 financial plan’s “base case” projected earnings. Given the limited options the Bank has for increasing earnings while staying within the Bank’s risk tolerances, achievement of levels above target represented significant stretch objectives.
For the talent development goal component, the purpose was to foster an exceptional workplace by investing in our people through development, training, education, and opportunity. The focus of the talent development goal was to provide the Bank’s leaders with training and feedback aligned with the Bank’s competencies, and to establish action plans for developing the skills and behaviors required to be successful leaders at the Bank.
The third goal component of the Franchise Enhancement goal was designed to focus management on member business. The purpose of this goal component was to measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members. The Board set the target achievement levels for the targeted advances and letters of credit volumes based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level was commensurate with extending credit to members in a safe and sound manner.
The fourth goal component of the Franchise Enhancement goal was designed to focus management on proactive engagement with member financial institutions. The purpose of this goal component was to foster relationships with members and enhance the Bank’s role as a valuable resource and business partner by increasing engagement with members, prospective members, and housing associates through Bank-sponsored events, sponsorships at members’ trade association conferences, and individual meetings.
The objective of the Bankwide prioritization and process improvement goal component was for the Bank to continue its focus on enterprise-level operating efficiency and effectiveness and to expand the enterprise-wide prioritization framework to include a broader set of improvement ideas from across the Bank. Specific focus areas included robotics process automation, process improvement (without a technology component), and smaller work efforts. The purpose was to provide greater visibility into the initiatives underway and to ensure efforts with the highest value are being allocated the necessary resources.
Consistent with the Bank’s public policy purposes, the Community Investment goal focused management on meeting the Bank’s objective to make available advances and credit programs that promote and assist housing and community economic development activities. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members in using the various programs is critical. This goal included achievement levels for: (i) the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and (ii) the number of members that received an award in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2020.
The Bank’s D&I goal represented an integral part of a high performing organization. Placing a high value on the individual skills, talents, ideas, viewpoints, and experiences of our team members helps the Bank gain a broader perspective when it comes to meeting the diverse and changing needs of our members and the communities the

Bank serves. Promoting diversity across all business activities and financial transactions at all levels of the Bank directly contributes to the Bank’s mission of fostering strong and vibrant communities through economic development opportunities. This goal complemented the Bank’s three-year D&I Strategic Plan goals and objectives to: (i) create a climate of cultural diversity and respect at all levels of the Bank; (ii) communicate the Bank’s D&I commitment and D&I program progress with team members, the Board of Directors, and external stakeholders; (iii) engage in diverse outreach to create partnerships that enhance our workforce, supplier, financial transaction, and business activities; and (iv) drive accountability for D&I performance and outcomes to team members at all levels.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2020 strategic objectives were to: (i) maximize the value of membership by providing a best-in-class, all-in value of membership, so that every entity that can be a member, chooses to be a member; (ii) foster an exceptional workplace by cultivating a great place to work where diverse backgrounds are valued, and team members are inspired to do their best work in support of the mission; (iii) build a resilient and flexible Bank that can adapt to the changing needs of members and communities; and (iv) strengthen the community by providing members with financial resources and technical expertise to promote affordable housing and economic development.
The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2020, the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the D&I goal) were weighted at 80% in the aggregate and the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.
The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan (EIP) for 2020 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2020, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.
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
For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies. Each element of compensation may vary somewhat above or below the market median for the related positions in the comparison groups. Furthermore, compensation levels for individual positions may also be adjusted to recognize additional factors, such as regional salary differences, recruitment or retention, special duties or responsibilities, sustained performance results, leadership succession planning, and internal equity considerations.
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In 2020, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives using commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2020 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.
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
Elements of Our Executive Compensation Program
Base Salary Compensation
Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank’s peer groups. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank’s achievements, or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. For the named executive officers, 2021 base salaries remained the same relative to 2020 base salaries. For the base salaries of the current named executive officers, see the discussion in

“Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees,” which discussion is herein incorporated by reference.
Executive Incentive Plan
Beginning with 2017, the Board adopted the EIP, which provides for an annual total incentive award (Annual Award) for a one-year performance period. Fifty percent (50%) of the Annual Award is earned and vested after the last day of the one-year performance period (Year-End Award). The remaining fifty percent (50%) is deferred for a three-year period (Deferred Award). The EIP replaces the Bank’s traditional short-term and long-term executive incentive plans as part of the Bank’s overall compensation program and effectively combines short-term and long-term executive incentive programs into one omnibus incentive plan for senior executive officers.
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
Under the EIP for 2020, the Board established 2020 performance goals for the Annual Award which, as discussed above, were the Risk Management goal, Franchise Enhancement goal, Community Investment goal, and D&I goal.

For the 2020 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Risk Management	30.0%	24.0%	50.0%	40.0%
Franchise Enhancement	40.0%	32.0%	25.0%	20.0%
Community Investment	15.0%	12.0%	10.0%	8.0%
D&I	15.0%	12.0%	15.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%
For the EIP for 2020, performance goal measures range from 75% of target (threshold) to 150% of target (far exceeds).
The achievement levels in the EIP for 2020 were designed to reward officers for achievement of the Bank’s corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers when the Bank and the individual officer achievements exceed the target level. The exceeds achievement level is an optimistic achievement level relative to the target level, and the far exceeds achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, taking into account each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2020 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
The total incentive awards under the EIP, i.e., the Annual Awards, are determined by multiplying the percentage of achievement for each goal by the respective performance goal weights to arrive at each participating officer's total weighted achievement level. Each participating officer's total weighted achievement level is then used to determine each participating officer's cash incentive compensation award under the EIP.
The following table shows the total incentive award opportunities for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2020 under the EIP for the eligible senior executive officers.

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
Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases such as termination because of death or disability, retirement, reduction in force, department reorganization, substantial job modification, or termination for “Good Reason” or without “Cause,” and subject to certain conditions being met. In the case of termination of employment because of death or disability, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all such other certain cases of termination of employment (referenced above), and subject to certain conditions being met, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination of employment and the relevant pro rata portion of the Annual Award will be treated as vested for that portion of the relevant performance period to the extent determined by the Board that the applicable performance goals are achieved and the qualifiers are satisfied.
If a “Change in Control” (as defined in the EIP) occurs prior to the date of vesting of an award, then an Annual Award will be paid on a pro rata basis based on the assumption the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period, while any Deferred Award will be treated as vested effective as of the date of the Change in Control.
The following are the performance qualifiers for 2020 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.
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
In addition, if the Bank realizes actual losses during the Deferral Performance Period, or other measures or aspects of performance related to the annual Performance Period or Deferral Performance Period are realized that would have caused a reduction in the amount of the final award (i.e., the amount of the earned and vested Annual Award and Deferred Award) calculated for the Annual Performance Period or Deferral Performance Period, then the remaining amount of the final award to be paid at the end of the Deferral Performance Period may be reduced to reflect this additional information. Furthermore, if a participant breaches the terms of a non-solicitation and non-disclosure agreement with the Bank executed as a condition to participating in the EIP, all of the participant’s unpaid vested and unvested awards may be forfeited.
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

The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results.
For additional information regarding awards granted under the EIP for 2020, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
Savings Plan
The Bank’s Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 75% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches the employee's contribution up to 6% of base salary. Employees are always fully vested in employer matching contributions.
For 2020, the maximum annual before-tax employee contribution to the Savings Plan was limited to $19,500 (or $26,000 for participants age 50 and over), and not more than $285,000 of an employee’s annual compensation could be taken into account in computing the employee's benefits under the Savings Plan.
Cash Balance Plan and the Financial Institutions Retirement Fund
The Bank began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2020, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $285,000.
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

Prior to 2020, participants were permitted to make up to five separate payout elections (a payout date and form of payment) with respect to the Supplemental BEP Savings Benefit under the Original BEP and under the New BEP. Beginning in 2020, participants are permitted each calendar year to elect a different time and form of distribution for deferrals made in that calendar year.
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2021 is $19,500. Such payment is known as a limited cashout and applies to a participant’s Supplemental Cash Balance Benefit and Supplemental BEP Savings Benefit, including excess contributions and matching contributions.
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
Prior to 2020, the DCP was available only to officers of the Bank, including the named executive officers. Beginning in 2020, the DCP is made available to all Bank employees. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.
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

Prior to 2020, participants were permitted to make up to five separate payout elections (a payout date and form of payment) under each of the New DCP and the Original DCP for distribution of participant deferrals and Bank matching contribution credits. Beginning in 2020, participants are permitted each calendar year to elect a different time and form of distribution for deferrals made in that calendar year.
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2021 is $19,500. Such payment is known as a limited cashout and applies to a participant’s make-up Cash Balance Plan benefits, including participant deferrals and the Bank’s contributions.
Under the Original DCP, participants' make-up Cash Balance Plan benefits are payable in the same form and at the same time as the participants' related benefits under the Cash Balance Plan.
Supplemental Executive Retirement Plan
Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s eligible senior executive officers, including the named executive officers. This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance style benefit to the Bank’s senior executive officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.
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
Participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP for any plan year that commenced before January 1, 2018, vest at the earlier of three years after they are earned, five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62.
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
The SERP was amended in January 2018 to, among other things, revise: (1) Schedule A to the SERP to provide that beginning with 2018, the amounts of the contribution (Contribution Credit) to be credited to the account of a participant covered by Schedule A to the SERP will be 20% of a participant’s total annual compensation for fewer than five years of credited service (Credited Service) and 25% of a participant’s total annual compensation for five years or more of Credited Service; and (2) Schedule C to the SERP to provide that beginning with 2018, the amounts of the Contribution Credit to be credited to the account of a participant in Schedule C will be 25% of a participant’s total annual compensation for fewer than five years of Credited Service and 35% of a participant’s total annual compensation for five years or more of Credited Service. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62. The Bank’s eligible senior executive officers, including the named executive officers, are participants in Schedule A and the former president and chief executive officer was a participant in Schedule C. See the table below.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for Former President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 5	25%	20%
5 or more	35%	25%
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
Compensation and Human Resources Committee
Scott C. Syphax, Chair
Matthew Hendricksen, Vice Chair
Marangal Domingo
Melinda Guzman
John T. Wasley

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Bonus		Non-Equity Incentive Compensation(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)		All Other(4)(5) Compensation	Total
Stephen P. Traynor(6)	2020	$470,000		$—		$487,746	$—	$344,850		$39,439	$1,342,035
Acting President and	2019	453,404		—		221,250	200,700	382,894		38,211	1,296,459
Chief Executive Officer	2018	434,788		—		212,850	195,300	255,744		29,742	1,128,424

J. Gregory Seibly(7)	2020	338,105	(8)	—		—	—	—	(9)	9,599	347,704
Former President and	2019	961,301	(10)	—		461,400	420,200	795,043		55,009	2,692,953
Chief Executive Officer	2018	900,000		300,000	(11)	443,100	349,000	848,901		34,634	2,875,635

Kenneth C. Miller(12)	2020	495,000		—		522,715	—	466,648		24,504	1,508,867
Former Executive Vice	2019	494,714		—		238,500	231,000	432,414		37,228	1,433,856
President and Chief	2018	480,151		—		234,100	227,000	360,164		38,292	1,339,707
Chief Financial Officer

Suzanne Titus-Johnson	2020	450,000		—		469,815	—	172,332		40,566	1,132,713
Executive Vice President and	2019	438,963		—		213,100	205,200	199,922		39,285	1,096,470
Chief Legal Officer and	2018	443,370	(13)	—		209,650	201,700	40,927		35,079	930,726
Corporate Secretary

Elena Andreadakis	2020	470,000		—		490,425	—	370,918		41,180	1,372,523
Executive Vice President and	2019	452,500		—		221,250	188,500	338,259		47,249	1,247,758
Chief Administrative Officer	2018	418,694		7,400	(14)	202,950	181,600	217,682		33,346	1,061,672

Greg Ward(15)	2020	415,000		100,000	(16)	427,218	—	486,728		35,372	1,464,318
Executive Vice President and
Chief Risk Officer
(1)The amounts for 2020 reflect the total Annual Awards under the EIP for 2020 for services performed during the fiscal year ended December 31, 2020. Fifty percent (50%) of the total Annual Award is earned and vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining fifty percent (50%) of the total Annual Award is deferred for a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIP for 2020 is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. The amount for 2020 also reflects interest for the Deferred Award under the EIP for 2017 and vesting at the end of 2020. The amounts for 2019 and 2018 represent the Year-End Award for 2019 earned and vested under the EIP for 2019 and the Year-End Award for 2018 earned and vested under the EIP for 2018, respectively. For the total Annual Award for 2020 under the EIP for 2020, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
(2)The amounts for 2019 represent the GAP Year Awards under the EIP for 2017, and the amounts for 2018 represent awards earned under the 2016 Executive Performance Unit Plan (the Bank’s former traditional long-term cash incentive plan). For a discussion of the Gap Year Awards included for 2019 under the EIP for 2017, see “Elements of Our Executive Compensation Program – Executive Incentive Plan” in Compensation Discussion and Analysis and the “Grants of Non-Equity Incentive Plan-Based Awards” table in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of the awards granted under the 2016 Executive Performance Unit Plan, see “Elements of Our Executive Compensation Program – Traditional Long-Term Cash Incentive Plan: Executive Performance Unit Plan” in Compensation Discussion and Analysis and the “Grants of Non-Equity Incentive Plan-Based Awards” table in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016.
(3)Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank’s qualified and non-qualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan (BEP); make-up pension benefit under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers' DCP accounts.
(4)Includes perquisites and premiums for disability and life insurance paid by the Bank. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable but is known to be de minimis.
(5)Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.
(6)Mr. Traynor, who previously served as senior vice president, member financial services and community investment, became chief banking officer in March 2019, and effective upon Mr. Seibly’s resignation, became acting president and chief executive officer. For serving as acting president and chief executive officer, Mr. Traynor is accruing a special award at a rate of $45,833.33 per month, beginning March 1, 2020, and continuing through the last business day prior to the date on which a permanent chief executive officer commences employment at the Bank. To be eligible for the award, Mr. Traynor must satisfy certain service requirements. See “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Employee Agreements and Arrangements.” On February 23, 2021, the Bank announced the appointment of Teresa Bryce Bazemore as the Bank’s president and chief executive officer effective March 15, 2021, and upon this date, Mr. Traynor will no longer serve as acting president and chief executive officer. See “Part II – Item 9B. Other Information.”
(7)Mr. Seibly resigned as the Bank’s president and chief executive officer effective February 28, 2020.
(8)Of this amount, $180,605 represents a vacation cash-out payment.
(9)In accordance with the Securities and Exchange Commission (SEC) rules, negative changes in pension value are not included in this table. The negative change in pension value for Mr. Seibly is $1,292,135.
(10)Of this amount, $16,301 represents a vacation cash-out payment.
(11)The amounts for Mr. Seibly in 2018 represent payment of a sign-on bonus in accordance with his employment agreement.
(12)Mr. Miller retired from the Bank effective January 4, 2021.
(13)Of this amount, $16,855 represents a vacation cash-out payment.
(14)This amount represents a discretionary cash incentive compensation award.
(15)Greg Ward, who previously served as chief audit executive, became chief risk officer in May 2019.
(16)This amount represents a discretionary cash incentive compensation award.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2020	Plan Period	Payout Date	Threshold	Target	Maximum
Stephen P. Traynor	Year-End Award	2020	February 2021	$94,000	$188,000	$235,000
	Deferred Award	2021-2023	February 2024	94,000	188,000	235,000
J. Gregory Seibly	Year-End Award	2020	February 2021	N/A	N/A	N/A
	Deferred Award	2021-2023	February 2024	N/A	N/A	N/A
Kenneth C. Miller	Year-End Award	2020	February 2021	99,000	198,000	247,500
	Deferred Award	2021-2023	February 2024	99,000	198,000	247,500
Suzanne Titus-Johnson	Year-End Award	2020	February 2021	90,000	180,000	225,000
	Deferred Award	2021-2023	February 2024	90,000	180,000	225,000
Elena Andreadakis	Year-End Award	2020	February 2021	94,000	188,000	235,000
	Deferred Award	2021-2023	February 2024	94,000	188,000	235,000
Greg Ward	Year-End Award	2020	February 2021	83,000	166,000	207,500
	Deferred Award	2021-2023	February 2024	83,000	166,000	207,500
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2020 that could have been earned by the respective executive officers for 2020. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2020 for each named executive officer are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2020 is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”
Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice.
The 2020 base salaries as of December 31, 2020, for the 2020 named executive officers serving as of December 31, 2020, were as follows: Stephen P. Traynor, $470,000; Kenneth C. Miller, $495,000; Suzanne Titus-Johnson, $450,000; Elena Andreadakis, $470,000; and Greg Ward, $415,000. For 2021, base salaries for these officers did not change.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the president, executive vice presidents (other than the interim chief financial officer), and any senior vice president as of December 31, 2018, who are defined in the Senior Officers’ Policy as “Corporate Senior Officer.” The Senior Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.
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
The Board believes that the level of severance benefits for each named executive officer who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2020 named executive officers currently serving had been terminated on December 31, 2020, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: Stephen P. Traynor, $473,568; Kenneth C. Miller, $498,583; Suzanne Titus-Johnson, $452,428; Elena Andreadakis, $290,130; and Greg Ward, $195,641.
Employment Agreements and Arrangements
On February 6, 2020, the Bank announced that Greg Seibly gave notice of his resignation as the Bank’s president and chief executive officer effective February 28, 2020. Mr. Seibly had entered into an employment agreement with the Bank effective May 12, 2016. For a discussion of Mr. Seibly’s employment agreement, see “Item 11. Executive Compensation – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees – Employment Agreement” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Board named Stephen P. Traynor, executive vice president and chief banking officer, as the Bank’s acting president and chief executive officer, effective upon Mr. Seibly’s resignation. Pursuant to the compensation arrangement relating to Mr. Traynor’s service as acting president and chief executive officer, Mr. Traynor accrues a special award at a rate of $45,833.33 per month (in addition to his base salary of $470,000 for 2020), beginning March 1, 2020, and continuing through the last business day prior to the date on which a permanent chief executive officer commences employment at the Bank (the “CEO Employment Date”). The accrual amount will be pro-rated for any partial month of service by Mr. Traynor as acting president and chief executive officer. Mr. Traynor will receive the special award in two equal installments: the first as soon as administratively feasible following the CEO Employment Date; and the second as soon as administratively feasible following the 60th calendar day following the CEO Employment Date. To be eligible to receive the award, Mr. Traynor must continue his service as the acting president and chief executive officer through the CEO Employment Date for the first installment and continue his employment with the Bank through the 60th calendar day following the CEO Employment Date for the second installment, except in certain termination events as follows: in a performance-based termination, termination for “cause,” or a voluntary termination, all unpaid portions of the special award will be forfeited; and in an involuntary termination (other than a performance-based termination or for “cause”), death, or long-term disability, all accrued and unpaid portions of the special award will be payable as soon as administratively feasible. On February 23, 2021, the Bank announced the appointment of Teresa Bryce Bazemore as the Bank’s president and chief executive officer effective March 15, 2021, and, upon this date, Mr. Traynor will no longer serve as acting president and chief executive officer. See “Part II – Item 9B. Other Information.”
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
For 2020, Mr. Traynor, as acting president and chief executive officer, was awarded an Annual Award under the EIP of $449,600. Mr. Traynor’s award was based on the Bank’s 2020 overall achievement level of 124.5%, which was comprised of the following achievement levels for the Bank’s four corporate goals: 128.8% for the Risk Management goal; 111.5% for the Franchise Enhancement goal; and 150% for the Community Investment goal; and 125% for the D&I goal, along with his 2020 achievement level for his individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of the other 2020 named executive officers for their respective individual goals, the following Annual Awards under the EIP for 2020 were awarded: Kenneth C. Miller, $478,800; Suzanne Titus-Johnson, $430,800; Elena Andreadakis, $454,600; and Greg Ward, $398,900.
The total Annual Award for each named executive officer represents the amount for their Year-End Award and the amount for their Deferred Award, each of which is fifty percent (50%) of their Annual Award approved by the Board under the EIP for 2020. The payment of the their Deferred Award is deferred for the three-year performance period and is subject to applicable requirements and qualifiers as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.
The following table shows the two components of the total Annual Awards for the named executive officers approved by the Board under the EIP for 2020.

	EIP for 2020
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Stephen P. Traynor	$224,800	$224,800	$449,600
Kenneth C. Miller	239,400	239,400	478,800
Suzanne Titus-Johnson	215,400	215,400	430,800
Elena Andreadakis	227,300	227,300	454,600
Greg Ward	199,450	199,450	398,900
Total			$2,212,700
(1)The Year-End Award is 50 percent of the total Annual Award and included in the Summary Compensation Table.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2024. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.
In reviewing the Bank’s 2020 performance, the Board recognized the acting president’s leadership and the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving performance goals and objectives at a high level and during a period of a global pandemic. With respect to Mr. Traynor in particular, the Board recognized Mr. Traynor’s achievements with respect to his efforts in establishing a fully remote workforce in response to the pandemic and ensuring the Bank’s stability and accessibility for members during a period of capital markets uncertainty. Additionally, Mr. Traynor led the Bank through impacts related to external environmental factors, such as wildfires, community and school closures, and social justice issues.

With respect to the achievement level of the cyber-security goal component of the Risk Management goal, management successfully deployed password-less secure authentication technology for the Bank’s Outlook Mobile solution for access to the Bank’s email platform. Management also successfully onboarded key applications to SailPoint, which is the Bank’s primary “identity and access management” governance tool that facilitates access control reviews, access segregation of duties management, and business-language descriptions of application entitlements. To enable a sustainable process for the business to maintain entitlement descriptions in SailPoint, management also deployed a new self-service portal for application owners to enter and manage entitlement descriptions.
With respect to the achievement level of the credit risk management goal component of the Risk Management goal, the Bank responded to regulatory changes and the COVID-19 pandemic by prioritizing the introduction of new and improved protocols and analytical approaches incorporating market-implied ratings as forward-looking benchmarks and potential drivers of internal rating actions for counterparties. The member credit monitoring process was also redesigned so that the credit review frequency would be commensurate with the risk profile for each member. Other achievements under this goal were the development and deployment of many new portfolio level analytical tools to support the analysts’ ability to more efficiently cope with the unique risk arising for member financial profiles from the COVID-19 pandemic crisis.
To support the achievement level of the compliance management risk goal component of the Risk Management goal, management met deliverables by completing an inventory of the regulations and regulatory guidance within the “Readiness Library” of the Bank’s governance risk and control platform - Logic Manager. In addition, the “Compliance Risk Taxonomy” was developed and incorporated into the Bank’s Compliance Policy. Management also performed “roll-forward” gap assessments of the regulations to identify process and control activities for each regulation.
To support the achievement level of the LIBOR transition goal component of the Risk Management goal, management participated in industry efforts to finalize the International Swaps and Derivatives Association, Inc. (ISDA) solution for amending legacy derivatives contracts that reference LIBOR and adhered to the ISDA 2020 Interbank Offered Rate Fallback Protocol during the escrow period. All the Bank’s uncleared bilateral counterparties adhered to the protocol, resulting in improved fallback provision in legacy derivatives contracts. The LIBOR certification process for member collateral was implemented in March 2020 with certifications obtained by the required due date from members. Management also implanted a process to update mortgage collateral data maps to include the successor index. In addition, management created a collateral discount methodology for LIBOR-indexed collateral during the year and provided an updated LIBOR transition financial risk assessment and system enhancements and process improvements to support hedging member and funding products with non-LIBOR derivatives with embedded options.
To support the achievement level of the financial performance goal component of the Franchise Enhancement goal, the full year AROC spread was 3.53%. After an adjustment for a favorable financial performance driver that was not reflected in goal achievement, the Bank achieved a spread of 2.56% (net of SEC disgorgement income).
To support the achievement level for the talent development goal component of the Franchise Enhancement goal, management completed the overall “HR and Talent Management” framework and strategy. In addition, the Bank’s executive management participated in a 360-performance review process, which provided each executive officer with anonymous feedback across multiple key stakeholders that the executive officers leveraged to build and complete their individual development plan. Management also rolled out competency workshops across the Bank for all employees to attend and learn more about the applicability of each competency and understand the Bank’s commitment to leveraging the competencies across the Bank.
With respect to the first part of the member business goal component of the Franchise Enhancement goal, which measured how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, the Bank’s average daily balance for advances and letters of credit for 2020 was $49.78 billion and $19.87 billion, respectively, for a total of $69.65 billion. Based upon these results, performance against the goal targets listed is below the Threshold level of $70 billion.

With respect to the second part of the member business goal component of the Franchise Enhancement goal, which focused management on fostering relationships with members and enhancing the Bank’s role as a valuable resource and business partner, the Bank’s relationship managers and specialists had 149 significant interactions with members and the Bank hosted 19 member engagement events during 2020.
For the Bankwide prioritization and process improvement goal component of the Franchise Enhancement goal, the Bankwide prioritization process was expanded to include both technology and information security portfolios, as well as process improvement ideas generated by the lean initiatives. Several idea generation sessions were held in 2020, including one with a subset of voters to improve the scoring process of pitches to include a regulatory component and one with lean change agents to inform the Bank’s Return-to-Office strategy. In addition, there were improvements in the contractor on- and off-boarding processes, which resulted in reduction of missed contractor termination actions by managers and supported the reduction of Operation Event Reports in this area.
With respect to the Community Investment goal, the Board noted the Bank’s strong performance in far exceeding the goal for the number of members using the CIP and ACE Program or receiving awards in the AHEAD Program. As a result of the COVID-19 pandemic, the Board increased overall funding for AHEAD from $1.5 million to $3.5 million, and the Bank received 362 applications from 68 unique members for the AHEAD program. The additional $2 million in funding contributed to 65 members receiving an AHEAD award. There were 84 unique members using the Bank's community investment programs in 2020.
With respect to the D&I goal, management met certain deliverables in continuing to support the Bank’s three-year D&I Strategic Plan goals and objectives, including hosting manager training workshops on accountability and valuing difference, partnering with other FHLBanks in hosting a diverse dealer event, and facilitating professional diverse supplier certification for five vendors.

Pension Benefits Table
The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2020, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Stephen P. Traynor	Cash Balance Plan	25.250	$736,162	$—
	Financial Institutions Retirement Fund	0.250	6,015	—
	Benefit Equalization Plan	25.250	278,719	—
	Deferred Compensation Plan	25.250	249,398	—
	Supplemental Executive Retirement Plan(2)	18.000	2,253,342	—

J. Gregory Seibly	Cash Balance Plan	3.167	105,683	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	3.167	—	(265,808)
	Deferred Compensation Plan	3.167	—	—
	Supplemental Executive Retirement Plan(2)	3.750	—	(906,899)

Kenneth C. Miller	Cash Balance Plan	25.917	776,325	—
	Financial Institutions Retirement Fund	0.917	24,664	—
	Benefit Equalization Plan	25.917	600,026	—
	Deferred Compensation Plan	25.917	26,969	—
	Supplemental Executive Retirement Plan(2)	18.000	2,422,821	—

Suzanne Titus-Johnson	Cash Balance Plan	34.333	1,113,706	—
	Financial Institutions Retirement Fund	9.333	167,940	—
	Benefit Equalization Plan	34.333	1,005,529	—
	Deferred Compensation Plan	34.333	216,898	—
	Supplemental Executive Retirement Plan(2)	15.750	1,180,583	—

Elena Andreadakis	Cash Balance Plan	9.083	231,215	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	9.083	204,743	—
	Deferred Compensation Plan	9.083	39,075	—
	Supplemental Executive Retirement Plan(2)	9.583	1,114,323	—

Greg Ward	Cash Balance Plan	6.667	215,731	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	6.667	120,832	—
	Deferred Compensation Plan	6.667	—	—
	Supplemental Executive Retirement Plan(2)	4.000	804,358	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2020 (measured December 31, 2020) was calculated using a discount rate of 1.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.
(2)For the purposes of this table, the years of credited service for the SERP represent the years of participation since the inception of the SERP in 2003 or the first year in which the participant initially became active in the SERP. For purposes of determining the amount of Bank contribution in the SERP table, the years of credited service are defined in the SERP.

Narrative to Pension Benefits Table
For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank’s financial statements. See the discussion in “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans.”
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2020, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2020 Executive Contributions(1)	2020 Bank Contributions(2)	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2020 Aggregate Balance(3)
Stephen P. Traynor	2020	$3,647,700	$626,150	$12,960	$175,090	$(213,381)	$4,248,519
Acting President and
Chief Executive Officer

J. Gregory Seibly	2020	—	—	—	—	—	—
Former President and
Chief Executive Officer

Kenneth C. Miller	2020	—	—	—	—	—	—
Former Executive Vice
President and Chief Financial Officer

Suzanne Titus-Johnson	2020	1,130,546	428,641	7,200	65,256	(137,735)	1,493,908
Executive Vice President and
Chief Legal Officer and Corporate Secretary

Elena Andreadakis	2020	460,342	201,600	12,096	62,531	—	736,569
Executive Vice President and
Chief Administrative Officer

Greg Ward	2020	—	—	—	—	—	—
Executive Vice President and
Chief Risk Officer
(1)The 2020 executive contributions made by Ms. Andreadakis are included in the "Salary" column in the Summary Compensation Table (SCT); the 2020 executive contributions made by Ms. Titus-Johnson are included in the "Salary" and "Non-Equity Incentive Compensation" columns in the SCT; and the 2020 executive contributions for Mr. Traynor are included in the “Salary” and “Non-Equity Incentive Compensation” columns in the SCT.
(2)Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2020 Bank contributions made to Ms. Andreadakis, Ms. Titus-Johnson, and Mr. Traynor are included in the “All Other Compensation" column for 2020 in the SCT.
(3)The yearend aggregate balance for Ms. Andreadakis includes $201,600 reported in the "Salary" column for 2020 in the SCT and includes $12,096 reported in the "All Other Compensation" column for 2020 in the SCT. The yearend 2020 aggregate balance for Ms. Titus-Johnson includes $120,000 reported in the “Salary” column for 2020 in the SCT and includes $7,200 reported in the "All Other Compensation" column for 2020 in the SCT. The yearend 2020 aggregate balance for Mr. Traynor includes $216,000 reported in the "Salary" column for 2020 in the SCT and includes $12,960 reported in the "All Other Compensation" column for 2020 in the SCT.

Narrative to Non-Qualified Deferred Compensation Table
The Non-Qualified Deferred Compensation Table presents information about our DCP, which is designed to allow Bank officers to defer up to 100% of base salary and short- and long-term incentive cash compensation awards, as applicable. Directors may also participate in the DCP to defer up to 100% of their director fees.
The Bank’s matching contribution under the Savings Plan is calculated based on an officer's base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank’s matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer's DCP balance to restore the benefit under the Savings Plan that would otherwise be lost as a result of deferring base salary compensation, and these “make up matching contributions” are also reflected in the table.
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
CHIEF EXECUTIVE OFFICER PAY RATIO
For the year ended December 31, 2020, the ratio of the Bank’s chief executive officer’s total compensation for 2020 to the Bank’s median of the annual total compensation for 2020 of all our employees, except the chief executive officer (Median Employee) is 5.66:1. For total compensation for the Bank’s acting chief executive officer and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the Bank. For 2020, the total compensation of the Median Employee was $237,241, and the total compensation of the CEO, as reported in the Total Compensation column in the Summary Compensation Table, was $1,342,035.
The Bank identified the Median Employee by calculating the 2020 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2020, and ranking the 2020 total compensation for all such employees (a list of 304 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.
For 2020, the Bank had two non-concurrent principal executive officers. As previously disclosed, Mr. Seibly resigned as the Bank’s president and chief executive officer effective February 28, 2020; upon his resignation, Mr. Traynor, executive vice president and chief banking officer, became acting president and chief executive officer. Since Mr. Traynor has been employed with the Bank for all of 2020 and is entitled to receive a special award for his role as acting president and chief executive officer, the Bank has elected to use Mr. Traynor’s 2020 total compensation for the chief executive officer pay ratio disclosure, rather than to combine the 2020 total compensation of the two principal executive officers.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the Board of Directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2020

(In whole dollars)
Name of Directors serving during 2020	Fees Earned or Paid in Cash
F. Daniel Siciliano(1)(3)	$140,000
Simone Lagomarsino(2)(3)	135,000
Jeffrey K. Ball	120,000
Marangal L. Domingo(3)	120,000
Melinda Guzman	120,000
Matthew Hendricksen(3)	115,000
John F. Luikart(3)	115,000
Shruti Miyashiro	115,000
Kevin Murray	120,000
Robert F. Nielsen(3)(4)	120,000
Joan C. Opp(3)	125,000
Brian M. Riley	120,000
Scott C. Syphax(3)	115,000
Virginia A. Varela	115,000
John T. Wasley(3)	120,000
Total	$1,815,000
(1)Mr. Siciliano served as Chair during 2020.
(2)Ms. Lagomarsino served as Vice Chair during 2020.
(3)The Bank offers a matching gift program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofits up to $2,000. For the year ended 2020, the Bank made $2,000 matching contributions on behalf of directors Domingo, Hendricksen, Lagomarsino, Luikart, Nielsen, Opp, Siciliano, Syphax, and Wasley.
(4)Mr. Nielsen’s term as director expired on December 31, 2020.

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The Board of Directors Compensation and Expense Reimbursement Policy for 2020 (2020 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$90,000	$50,000	$140,000
Vice Chair	85,000	50,000	135,000
Audit and Risk Committee Chairs	75,000	50,000	125,000
All Other Committee Chairs	70,000	50,000	120,000
Other Directors	65,000	50,000	115,000
Under the 2020 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $10,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $50,000.
The 2020 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2020 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2020 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.
Under the 2020 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.
For expense reimbursement purposes, directors' official duties included:
•Meetings of the Board and Board committees,
•Meetings requested by the Finance Agency and FHLBank System committees,
•Meetings of the Council of FHLBanks and its committees,
•Meetings of the Bank’s Affordable Housing Advisory Council,
•Events attended on behalf of the Bank when requested by the president in consultation with the chair,
•Other events attended on behalf of the Bank with the prior approval of the chair,
•Director education events attended with the prior approval of the chair, and
•National Association of Corporate Directors Annual Meeting.
The 2020 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2020 Directors Compensation Policy also provides that directors are provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.
The Board adopted a Board of Directors Compensation and Expense Reimbursement Policy for 2021, which is substantially similar to the 2020 Directors Compensation Policy, with no increases in director fees for 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2021.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
First Republic Bank	3,512,343	15.4%
111 Pine Street
San Francisco, CA 94111

MUFG Union Bank, National Association	1,420,538	6.2
445 South Figueroa Street, 9th Floor
Los Angeles, CA 90071
Total	4,932,881	21.6%
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2021.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	Friendly Hills Bank	Whittier	CA	9,931	—%
Marangal (Marito) Domingo	First Technology Federal Credit Union	San Jose	CA	401,322	1.8
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	11,782	0.1
Matthew Hendricksen	Employers Assurance Company	Reno	NV	10,347	—
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	23,197	0.1
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	22,053	0.1
Simone Lagomarsino	Luther Burbank Savings	Santa Rosa	CA	251,217	1.1
Shruti Miyashiro	Orange County's Credit Union	Santa Ana	CA	78,839	0.3
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	150,000	0.7
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	20,812	0.1
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	45,302	0.2
Virginia A. Varela	Golden Pacific Bank, National Association	Sacramento	CA	5,953	—
Total				1,030,755	4.5%

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
The FHLBank Act requires the Bank to establish an Affordable Housing Program (AHP). The Bank provides subsidies to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the ordinary course of business.
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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2020 were, and all current directors are, independent.

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
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Gay, Ms. Guzman, Mr. Luikart, Mr. Siciliano, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2020, were independent in 2020 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2020, were independent in 2020 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Domingo, Mr. Hendricksen, Ms. Lagomarsino, Ms. Miyashiro, Ms. Opp, Mr. Riley, and Ms. Varela.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2020 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2020 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards and under the NASDAQ rules, all Compensation and Human Resources Committee members who served in 2020 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2020 were independent and all current Governance Committee members are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2020 and 2019, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2020	2019
Audit fees	$1.3	$1.0
All other fees	—	—
Total	$1.3	$1.0
Audit Fees. Audit fees during 2020 and 2019 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2020 and 2019 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2020 and 2019.
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
In 2020 and 2019, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b)    Exhibits

Exhibit No.	Description
3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 29, 2021

4.1	Description of Registered Securities

4.2	Capital Plan, as amended and restated effective December 14, 2020

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2021

10.2	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.4	Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.5	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and John Gregory Seibly, dated April 26, 2016, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016 (Commission File No. 000-51398)

10.6	Memorandum Agreement dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and
Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020 (Commission File No. 000-51398)

10.7	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020 (Commission File No. 000-51398)

10.8	Board Resolution for 2021 Board of Directors Compensation and Expense Reimbursement Policy

10.9	Executive Incentive Plan, as amended and restated March 29, 2019; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; and Appendix VI, as approved January 31, 2020

10.10	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021

10.11	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.12	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.13	Corporate Senior Officer Severance Policy, as amended and restated on March 4, 2020, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.14	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.15	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2021.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer
March 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2021.

/S/ STEPHEN P. TRAYNOR
Stephen P. Traynor Acting President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Interim Chief Financial Officer (Principal financial officer)

/S/ STEFANIE REYNOLDS
Stefanie Reynolds Senior Vice President and Controller (Principal accounting officer)

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Chair of the Board of Directors

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Vice Chair of the Board of Directors

/S/ JEFFREY K. BALL
Jeffrey K. Ball Director

/S/ MARANGAL I. DOMINGO
Marangal I. Domingo Director

/S/ LORI R. GAY
Lori R. Gay Director

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