Form 10-Q
period 2021-03-31
Federal Home Loan Bank of San Francisco
filed 2021-05-07
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2021
Class B Stock, par value $100	23,322,731

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$320	$174
Interest-bearing deposits	1,121	1,078
Securities purchased under agreements to resell	1,000	7,250
Federal funds sold	4,180	1,880
Trading securities(a)	3,991	4,260
Available-for-sale (AFS) securities, net of allowance for credit losses of $15 and $21, respectively (amortized cost of $12,480 and $15,456, respectively)(b)	12,846	15,679
Held-to-maturity (HTM) securities (fair values were $4,424 and $5,115, respectively)(a)	4,388	5,081
Advances (includes $2,587 and $2,147 at fair value under the fair value option, respectively)	28,140	30,976
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $4, respectively	1,581	1,935
Accrued interest receivable	84	82
Derivative assets, net	27	3
Other assets	230	236
Total Assets	$57,908	$68,634
Liabilities:
Deposits	$1,029	$887
Consolidated obligations:
Bonds (includes $31 and $111 at fair value under the fair value option, respectively)	33,011	44,408
Discount notes	17,109	16,213
Total consolidated obligations	50,120	60,621
Mandatorily redeemable capital stock	1	2
Accrued interest payable	19	24
Affordable Housing Program (AHP) payable	123	120
Derivative liabilities, net	7	12
Other liabilities	260	774
Total Liabilities	51,559	62,440
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
22 shares and 23 shares, respectively	2,238	2,284
Unrestricted retained earnings	2,983	2,919
Restricted retained earnings	761	761
Total Retained Earnings	3,744	3,680
Accumulated other comprehensive income/(loss) (AOCI)	367	230
Total Capital	6,349	6,194
Total Liabilities and Capital	$57,908	$68,634
(a)At March 31, 2021, and December 31, 2020, none of these securities were pledged as collateral that may be repledged.
(b)At March 31, 2021, and December 31, 2020, $326 and $379, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Interest Income:
Advances	$65	$279
Interest-bearing deposits	—	12
Securities purchased under agreements to resell	—	18
Federal funds sold	1	14
Trading securities	21	16
AFS securities	61	51
HTM securities	13	44
Mortgage loans held for portfolio	23	(1)
Total Interest Income	184	433
Interest Expense:
Consolidated obligations:
Bonds	22	276
Discount notes	4	104
Deposits	—	2
Mandatorily redeemable capital stock	—	2
Total Interest Expense	26	384
Net Interest Income	158	49
Provision for/(reversal of) credit losses	(6)	39
Net Interest Income After Provision for/(Reversal of) Credit Losses	164	10
Other Income/(Loss):
Net gain/(loss) on trading securities	(18)	73
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(26)	89
Net gain/(loss) on derivatives	18	(147)
Other, net	5	3
Total Other Income/(Loss)	(21)	18
Other Expense:
Compensation and benefits	24	21
Other operating expense	11	12
Federal Housing Finance Agency	2	2
Office of Finance	2	1
Total Other Expense	39	36
Income/(Loss) Before Assessment	104	(8)
AHP Assessment	10	—
Net Income/(Loss)	$94	$(8)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net Income/(Loss)	$94	$(8)
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	137	(502)
Total other comprehensive income/(loss)	137	(502)
Total Comprehensive Income/(Loss)	$231	$(510)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			—	(8)	(8)	(502)	(510)
Issuance of capital stock	6	607					607
Repurchase of capital stock	(4)	(373)					(373)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (7.00%)				(52)	(52)		(52)
Balance, March 31, 2020	32	$3,231	$713	$2,691	$3,404	$(228)	$6,407

Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)				94	94	137	231
Issuance of capital stock	—	1					1
Repurchase of capital stock	(1)	(47)					(47)
Cash dividends paid on capital stock (5.00%)				(30)	(30)		(30)
Balance, March 31, 2021	22	$2,238	$761	$2,983	$3,744	$367	$6,349

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income/(Loss)	$94	$(8)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	7	22
Provision for/(reversal of) credit losses	(6)	39
Change in net fair value of trading securities	18	(73)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	26	(89)
Change in net derivatives and hedging activities	376	(804)
Other adjustments, net	2	1
Net change in:
Accrued interest receivable	(1)	—
Other assets	4	10
Accrued interest payable	(5)	(43)
Other liabilities	(11)	(48)
Total adjustments	410	(985)
Net cash provided by/(used in) operating activities	504	(993)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1)	(2,011)
Securities purchased under agreements to resell	6,250	5,000
Federal funds sold	(2,300)	(6,519)
Trading securities:
Proceeds	251	—
Purchases	—	(2,480)
AFS securities:
Proceeds	6,244	120
Purchases	(4,275)	(403)
HTM securities:
Proceeds	693	681
Advances:
Repaid	21,255	291,662
Originated	(18,649)	(303,461)
Mortgage loans held for portfolio:
Principal collected	370	321
Purchases	(7)	(278)
Net cash provided by/(used in) investing activities	9,831	(17,368)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	351	188
Net (payments)/proceeds on derivative contracts with financing elements	(21)	(4)
Net proceeds from issuance of consolidated obligations:
Bonds	4,561	26,053
Discount notes	16,572	62,055
Payments for matured and retired consolidated obligations:
Bonds	(15,902)	(19,518)
Discount notes	(15,673)	(50,327)
Proceeds from issuance of capital stock	1	607
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1)	(58)
Payments for repurchase of capital stock	(47)	(373)
Cash dividends paid	(30)	(52)
Net cash provided by/(used in) financing activities	(10,189)	18,571
Net increase/(decrease) in cash and due from banks	146	210
Cash and due from banks at beginning of the period	174	118
Cash and due from banks at end of the period	$320	$328
Supplemental Disclosures:
Interest paid	$39	$422
AHP payments	7	19

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)

(Dollars in millions except per share amounts)

Note 1 — Basis of Presentation
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2021. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form  10-K).
There have been no changes to the basis of presentation of the Bank’s financial instruments meeting netting requirements or of the Bank’s investments in variable interest entities disclosed in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K.
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for derivatives;
•estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and
•estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
Actual results could differ significantly from these estimates.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K. Other changes to these policies as of March 31, 2021, are discussed in Note 2 – Recently Issued Accounting Guidance.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued Accounting Guidance
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
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or held-to-maturity (HTM).
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At March 31, 2021, and December 31, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2021, and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2021, and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude de minimis amounts of accrued interest receivable as of March 31, 2021, and December 31, 2020.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2021, and December 31, 2020. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of March 31, 2021, and December 31, 2020.

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
Trading Securities. The estimated fair value of trading securities as of March 31, 2021, and December 31, 2020, was as follows:

	March 31, 2021	December 31, 2020
U.S. obligations – Treasury notes	$3,989	$4,257
MBS – Other U.S. obligations – Ginnie Mae	2	3
Total	$3,991	$4,260
The net unrealized gain/(loss) on trading securities was $(18) and $73 for the three months ended March 31, 2021 and 2020, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of March 31, 2021, and December 31, 2020, were as follows:

March 31, 2021
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,018	$—	$2	$—	$2,020
U.S. Treasury bills	625	—	—	—	625
Total U.S. obligations – Treasury securities	2,643	—	2	—	2,645
MBS:
Government Sponsored Enterprises (GSEs) – multifamily:
Freddie Mac	782	—	28	—	810
Fannie Mae	7,280	—	187	(2)	7,465
Subtotal MBS – GSEs – multifamily	8,062	—	215	(2)	8,275
PLRMBS:
Prime	160	—	12	—	172
Alt-A	1,615	(15)	172	(18)	1,754
Subtotal PLRMBS	1,775	(15)	184	(18)	1,926
Total MBS	9,837	(15)	399	(20)	10,201
Total	$12,480	$(15)	$401	$(20)	$12,846

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,980	$—	$3	$—	$2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Total U.S. obligations – Treasury securities	4,980	—	3	—	4,983
MBS:
GSEs – multifamily:
Freddie Mac	833	—	18	—	851
Fannie Mae	7,744	—	72	(6)	7,810
Subtotal MBS – GSEs – multifamily	8,577	—	90	(6)	8,661
PLRMBS:
Prime	174	(1)	9	—	182
Alt-A	1,725	(20)	168	(20)	1,853
Subtotal PLRMBS	1,899	(21)	177	(20)	2,035
Total MBS	10,476	(21)	267	(26)	10,696
Total	$15,456	$(21)	$270	$(26)	$15,679
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $41 and $46 at March 31, 2021, and December 31, 2020, respectively.
At March 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $64, discounts of $46, and credit-related other-than-temporary impairment (OTTI) of $466 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $47, and credit-related OTTI of $486 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2021, and December 31, 2020. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$100	$—	$—	$—	$100	$—
MBS – GSEs – multifamily – Fannie Mae	—	—	71	2	71	2
PLRMBS:
Prime	—	—	9	—	9	—
Alt-A	15	—	269	18	284	18
Subtotal PLRMBS	15	—	278	18	293	18
Total	$115	$—	$349	$20	$464	$20

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$501	$—	$—	$—	$501	$—
MBS – GSEs – multifamily – Fannie Mae	731	6	222	—	953	6
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	151	7	168	13	319	20
Subtotal PLRMBS	155	7	175	13	330	20
Total	$1,387	$13	$397	$13	$1,784	$26
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2021, and December 31, 2020, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2021
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$2,236	$2,237
Due after 1 year through 5 years	407	408
Subtotal	2,643	2,645
MBS	9,837	10,201
Total	$12,480	$12,846

December 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,469	$4,470
Due after 1 year through 5 years	511	513
Subtotal	4,980	4,983
MBS	10,476	10,696
Total	$15,456	$15,679
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$216	$6	$—	$222
MBS – GSEs – single-family:
Freddie Mac	396	10	—	406
Fannie Mae	1,101	20	—	1,121
Subtotal MBS – GSEs – single-family	1,497	30	—	1,527
MBS – GSEs – multifamily:
Freddie Mac	1,665	2	(2)	1,665
Fannie Mae	737	—	(1)	736
Subtotal MBS – GSEs – multifamily	2,402	2	(3)	2,401
Subtotal MBS – GSEs	3,899	32	(3)	3,928
PLRMBS:
Prime	174	1	(3)	172
Alt-A	99	4	(1)	102
Subtotal PLRMBS	273	5	(4)	274
Total	$4,388	$43	$(7)	$4,424

December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$261	$7	$—	$268
MBS – GSEs – single-family:
Freddie Mac	511	11	—	522
Fannie Mae	1,229	21	(1)	1,249
Subtotal MBS – GSEs – single-family	1,740	32	(1)	1,771
MBS – GSEs – multifamily:
Freddie Mac	1,844	2	(2)	1,844
Fannie Mae	945	—	(1)	944
Subtotal MBS – GSEs – multifamily	2,789	2	(3)	2,788
Subtotal MBS – GSEs	4,529	34	(4)	4,559
PLRMBS:
Prime	185	—	(4)	181
Alt-A	106	3	(2)	107
Subtotal PLRMBS	291	3	(6)	288
Total	$5,081	$44	$(10)	$5,115
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $4 and $5 at March 31, 2021, and December 31, 2020, respectively.
(2)    Gross unrecognized gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At March 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $4, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three months ended March 31, 2021 and 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of the period	$21	$—
(Charge-offs)/recoveries	(1)	—
Provision for/(reversal of) credit losses	(5)	39
Balance, end of the period	$15	$39

To evaluate investment securities for credit loss at March 31, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at March 31, 2021, and December 31, 2020, approximately 100% of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At March 31, 2021, and December 31, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2021, and December 31, 2020.
As of March 31, 2021, and December 31, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2021, and December 31, 2020, approximately 6% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of March 31, 2021 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of March 31, 2021, and the related current credit enhancement for the Bank.

March 31, 2021				Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	16.0	9.4	44.2	13.3
Alt-A	11.2	12.2	44.4	7.3
Total	11.6	11.9	44.4	7.8
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
The total net accretion recognized in interest income associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, totaled $17 and $20 for the three months ended March 31, 2021 and 2020, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

over the remaining life of the securities total $13 and $17 for the three months ended March 31, 2021 and 2020, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2021. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the three months ended March 31, 2020.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $5 during the three months ended March 31, 2021, primarily resulting from improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government. The Bank recorded a provision for credit losses on its PLRMBS portfolio of $39 during the three months ended March 31, 2020. The Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0% to 8.57% at March 31, 2021, and 0% to 8.57% at December 31, 2020, as summarized below.

	March 31, 2021		December 31, 2020
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$12,542	1.63%	$11,862	1.65%
After 1 year through 2 years	3,668	1.78	6,399	1.61
After 2 years through 3 years	4,330	2.12	4,321	2.10
After 3 years through 4 years	4,389	1.37	2,704	1.79
After 4 years through 5 years	1,179	1.63	3,278	1.26
After 5 years	1,624	1.74	1,774	1.79
Total par value	27,732	1.69%	30,338	1.68%
Valuation adjustments for hedging activities	307		509
Valuation adjustments under fair value option	101		130
Unamortized discounts	—		(1)
Total	$28,140		$30,976
(1)Carrying amounts exclude accrued interest receivable of $5 and $6 at March 31, 2021, and December 31, 2020, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $18,638 at March 31, 2021, and $19,919 at December 31, 2020. The Bank had advances with partial prepayment symmetry outstanding totaling $1,635 at March 31, 2021, and $1,817 at December 31, 2020. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $650 at March 31, 2021, and $1,100 at December 31, 2020.
The Bank had putable advances totaling $220 at March 31, 2021, and December 31, 2020. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at March 31, 2021, and December 31, 2020, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Within 1 year	$13,192	$12,962	$12,762	$12,082
After 1 year through 2 years	3,068	5,299	3,668	6,399
After 2 years through 3 years	4,280	4,321	4,330	4,321
After 3 years through 4 years	4,389	2,704	4,389	2,704
After 4 years through 5 years	1,179	3,278	1,179	3,278
After 5 years	1,624	1,774	1,404	1,554
Total par value	$27,732	$30,338	$27,732	$30,338
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2021 and 2020. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2021 and 2020.

	March 31, 2021		Three Months Ended March 31, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$10,505	38%	$41	33%
MUFG Union Bank, National Association	4,575	16	31	25
First Technology Federal Credit Union	1,293	5	7	6
Luther Burbank Savings	841	3	4	3
East West Bank	655	2	2	2
Subtotal	17,869	64	85	69
Others	9,863	36	38	31
Total par value	$27,732	100%	$123	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2020		Three Months Ended March 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$16,250	21%	$70	22%
MUFG Union Bank, National Association	10,900	14	62	19
Wells Fargo & Company
Wells Fargo Financial National Bank West	9,000	12	35	11
Wells Fargo Bank, National Association(2)	36	—	1	—
Subtotal Wells Fargo & Company	9,036	12	36	11
Bank of the West	8,206	11	21	7
JPMorgan Chase Bank, National Association(2)	3,053	4	25	8
Subtotal	47,445	62	214	67
Others	29,443	38	105	33
Total par value	$76,888	100%	$319	100%
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

At March 31, 2021, and December 31, 2020, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2021, or during 2020.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2021, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of March 31, 2021, and December 31, 2020.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances” in the Bank’s 2020 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2021, and December 31, 2020, are detailed below:

	March 31, 2021	December 31, 2020
Par value of advances:
Fixed rate:
Due within 1 year	$11,532	$11,044
Due after 1 year	15,115	17,126
Total fixed rate	26,647	28,170
Adjustable rate:
Due within 1 year	1,010	818
Due after 1 year	75	1,350
Total adjustable rate	1,085	2,168
Total par value	$27,732	$30,338
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2021, or December 31, 2020. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Prepayment fees received/(paid)	$9	$4
Fair value adjustments	(1)	(3)
Net	$8	$1
Advance principal prepaid	$1,474	$2,213

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of March 31, 2021, and December 31, 2020, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2021	December 31, 2020
Fixed rate medium-term mortgage loans	$24	$27
Fixed rate long-term mortgage loans	1,519	1,879
Subtotal	1,543	1,906
Unamortized premiums	43	35
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio(1)	1,584	1,939
Less: Allowance for credit losses	(3)	(4)
Total mortgage loans held for portfolio, net	$1,581	$1,935
(1)Excludes accrued interest receivable of $9 and $10 at March 31, 2021, and December 31, 2020, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Relief to Borrowers During the COVID-19 Pandemic. Starting in the second quarter of 2020, the Bank elected to apply the troubled debt restructuring (TDR) relief provisions provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). As such, all loan modifications granted to borrowers adversely affected by the COVID-19 pandemic (COVID-related modifications) meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and the Bank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. At March 31, 2021, the Bank had $16 in these modifications outstanding, of which $1 were on nonaccrual status. At December 31, 2020, the Bank had a de minimis amount in these modifications outstanding. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification.
Participating members may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The accrual status for loans under forbearance will be driven by the past due status of the loan. For more information related to the Bank’s accounting policies for the CARES Act, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at March 31, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2021
	Origination Year
Payment Status	<2017	2017 to 2021	Amortized Cost(1)
30 – 59 days delinquent	$11	$2	$13
60 – 89 days delinquent	5	2	7
90 days or more delinquent	63	15	78
Total past due	79	19	98
Total current loans	1,207	279	1,486
Total MPF(2)	$1,286	$298	$1,584
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$78
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			4.91%

December 31, 2020
	Origination Year
Payment Status	<2016	2016 to 2020	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(2)	$1,748	$191	$1,939
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			5.34%
(1)    The amortized cost in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2)    At March 31, 2021, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $66. Of that total, $8 were current, $2 were 30 to 59 days past due, $3 were 60 to 89 days past due, and $53 were greater than 89 days past due and in nonaccrual payment status. At December 31, 2020, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $78. Of that total, $2 were current, $7 were 30 to 59 days past due, $1 were 60 to 89 days past due, and $68 were greater than 89 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 4% of the Bank’s mortgage loans held for portfolio at March 31, 2021, and December 31, 2020.
(3)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4)    At March 31, 2021, and December 31, 2020, $77 and $103, respectively, of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(5)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Partnership Finance® (MPF®) Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At March 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 3.9%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.6% after five additional years in the forecast based on historical averages. At December 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.8% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three months ended March 31, 2021 and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of the period	$4	$—
Adjustment for cumulative effect of accounting change	—	3
Provision for/(reversal of) credit losses	(1)	—
Balance, end of the period	$3	$3

For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$912	0.01%	$732	0.01%
Fixed rate	14	0.01	16	0.01
Total interest-bearing deposits	926		748
Non-interest-bearing deposits	103		139
Total	$1,029		$887

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2020 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$20,720	0.21%	$34,542	0.23%
After 1 year through 2 years	6,325	0.16	6,923	0.21
After 2 years through 3 years	935	0.56	751	1.00
After 3 years through 4 years	322	0.53	677	0.67
After 4 years through 5 years	2,305	0.77	185	0.82
After 5 years	2,441	1.48	1,311	2.24
Total par value	33,048	0.35%	44,389	0.31%
Unamortized premiums	8		10
Unamortized discounts	(4)		(5)
Valuation adjustments for hedging activities	(41)		13
Fair value option valuation adjustments	—		1
Total	$33,011		$44,408
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $5,865 at March 31, 2021, and $3,140 at December 31, 2020. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,405 at March 31, 2021, and $930 at December 31, 2020. The combined sold callable swaps and callable bonds enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at March 31, 2021, and December 31, 2020, was as follows:

	March 31, 2021	December 31, 2020
Par value of consolidated obligation bonds:
Non-callable	$27,183	$41,249
Callable	5,865	3,140
Total par value	$33,048	$44,389
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2021, and December 31, 2020, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Within 1 year	$26,225	$36,667
After 1 year through 2 years	6,595	7,228
After 2 years through 3 years	140	396
After 3 years through 4 years	37	47
After 5 years	51	51
Total par value	$33,048	$44,389
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$17,111	0.07%	$16,217	0.12%
Unamortized discounts	(2)		(4)
Total	$17,109		$16,213
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2021, and December 31, 2020, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2020 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2021	December 31, 2020
Par value of consolidated obligations:
Bonds:
Fixed rate	$9,424	$6,632
Adjustable rate	23,594	37,712
Step-up	30	45
Total bonds, par value	33,048	44,389
Discount notes, par value	17,111	16,217
Total consolidated obligations, par value	$50,159	$60,606
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2021, or December 31, 2020. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2021 and 2020:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(502)				(502)
Net current period other comprehensive income/(loss)	(502)	—	—	—	(502)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, March 31, 2020	$(213)	$—	$(1)	$(14)	$(228)

Balance, December 31, 2020	$244	$—	$—	$(14)	$230
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	137	—			137
Net current period other comprehensive income/(loss)	137	—	—	—	137
Balance, March 31, 2021	$381	$—	$—	$(14)	$367
(1)    With the adoption of changes to accounting standards on measurement of credit losses for financial instruments on January 1, 2020, OTTI assessment was replaced with an evaluation for an allowance for credit loss (see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued and Adopted Accounting Guidance” in the Bank’s 2020 Form 10-K for further information).

Note 9 — Capital
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
The Finance Agency requires each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of March 31, 2021, and December 31, 2020, the Bank complied with this capital guidance.
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
As of March 31, 2021, and December 31, 2020, the Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$1,173	$5,983	$1,404	$5,966
Total regulatory capital	$2,316	$5,983	$2,745	$5,966
Total regulatory capital ratio	4.00%	10.33%	4.00%	8.69%
Leverage capital	$2,895	$8,975	$3,432	$8,949
Leverage ratio	5.00%	15.50%	5.00%	13.04%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $1 outstanding to one institution at March 31, 2021, and $2 outstanding to three institutions at December 31, 2020. All mandatorily redeemable capital stock at March 31, 2021, and December 31, 2020, was past the end of the contractual redemption period because of outstanding activity. The change in mandatorily redeemable capital stock for the three months ended March 31, 2021 and 2020 was as follows:

	March 31, 2021	March 31, 2020
Balance at the beginning of the period	$2	$138
Reclassified from/(to) capital during the period	—	3
Repurchase/redemption of mandatorily redeemable capital stock	(1)	(58)
Balance at the end of the period	$1	$83
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of a de minimis amount and $2 for the three months ended March 31, 2021 and 2020, respectively.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2020 Form 10-K.

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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 295% as of March 31, 2021.
In addition, the Bank monitors the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
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
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement, and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. The Bank’s restricted retained earnings totaled $761 at March 31, 2021, and December 31, 2020. The Bank’s unrestricted retained earnings totaled $2,983 and $2,919 at March 31, 2021, and December 31, 2020, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2020 Form 10-K.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $161, or 0.28% of total assets as of March 31, 2021. Excess capital stock totaled $161, or 0.23% of total assets as of December 31, 2020.
In the first quarter of 2021, the Bank paid dividends at an annualized rate of 5.00%, totaling $30, including $30 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2020, the Bank paid dividends at an annualized rate of 7.00%, totaling $54, including $52 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 29, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2021 at an annualized rate of 6.00%, totaling $34. The Bank recorded the dividend on April 29, 2021. The Bank expects to pay the dividend on May 11, 2021.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $47 and $431 in excess capital stock during the first quarter of 2021 and 2020, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2021 and 2020, the Bank redeemed $1 and a de minimis amount, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2021, or December 31, 2020.

	March 31, 2021		December 31, 2020
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$326	15%	$354	16%
Others	1,913	85	1,932	84
Total	$2,239	100%	$2,286	100%
Note 10 — Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives” in other income, excludes interest income and expense associated with changes in fair value from fair value hedges that are recorded in the same line as the earnings effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Affordable Housing Program (AHP) assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance.
For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Segment Information” in the Bank’s 2020 Form 10-K.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2021 and 2020.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
March 31, 2021	$51	$78	$129	$(11)	$(24)	$—	$164	$(21)	$39	$104
March 31, 2020	63	12	75	71	(8)	2	10	18	36	(8)
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $17 and $20 for the three months ended March 31, 2021 and 2020, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $(6) and $39 for the three months ended March 31, 2021 and 2020, respectively.
(2)    Represents amortization of amounts deferred for adjusted net interest income purposes only and changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges recorded in net interest income.
(3)    The Bank includes income and expense associated with net settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives.”
(4)    The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents total assets by operating segment at March 31, 2021, and December 31, 2020.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2021	$41,696	$16,212	$57,908
December 31, 2020	50,876	17,758	68,634

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
For more information related to the Bank’s interest rate exchange agreement instruments and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” in the Bank’s 2020 Form 10-K. For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2021, and December 31, 2020. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$36,735	$312	$74	$35,060	$88	$128
Total	36,735	312	74	35,060	88	128
Derivatives not designated as hedging instruments:
Interest rate swaps	33,528	4	12	42,804	4	16
Interest rate caps and floors	550	—	—	780	—	—
Mortgage delivery commitments	—	—	—	1	—	—
Total	34,078	4	12	43,585	4	16
Total derivatives before netting and collateral adjustments	$70,813	316	86	$78,645	92	144
Netting adjustments and cash collateral(1)		(289)	(79)		(89)	(132)
Total derivative assets and total derivative liabilities		$27	$7		$3	$12
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $31 and $72 at March 31, 2021, and December 31, 2020, respectively. Cash collateral received, including accrued interest, was $240 and $30 at March 31, 2021, and December 31, 2020, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three months ended March 31, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended March 31, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$65	$61	$(22)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$134	$476	$(47)
Hedged items	(197)	(491)	54
Net gain/(loss) on fair value hedging relationships	(63)	(15)	7
Net amortization of gain on discontinued fair value hedging relationships	(3)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(66)	$(42)	$7

	Three Months Ended March 31, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$279	$51	$(276)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(651)	$(968)	$26
Hedged items	610	893	(23)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(41)	$(75)	$3
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2021, and December 31, 2020.

	March 31, 2021			December 31, 2020
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$21,947	$10,081	$(7,053)	$23,605	$11,557	$(3,645)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$278	$(448)	$40	$477	$43	$(13)
Discontinued hedging relationships included in amortized cost	29	988	—	32	1,016	—
Total amount of fair value hedging basis adjustments	$307	$540	$40	$509	$1,059	$(13)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three months ended March 31, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2021	March 31, 2020
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$42	$(143)
Net settlements	(24)	(8)
Mortgage delivery commitments	—	4
Net gain/(loss) on derivatives	$18	$(147)
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
For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank has analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2021, was $20, for which the Bank had posted cash collateral of $18 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$304	$(300)	$4	$—	$4
Cleared	12	11	23	(326)	349
Total			$27		$353
Derivative Liabilities
Uncleared	$84	$(77)	$7	$—	$7
Cleared	2	(2)	—	—	—
Total			$7		$7

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$85	$(85)	$—	$—	$—
Cleared	7	(4)	3	(379)	382
Total			$3		$382
Derivative Liabilities
Uncleared	$124	$(114)	$10	$—	$10
Cleared	20	(18)	2	—	2
Total			$12		$12

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2021, and December 31, 2020. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2021, and December 31, 2020. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	March 31, 2021
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$320	$320	$320	$—	$—	$—
Interest-bearing deposits	1,121	1,121	1,121	—	—	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	4,180	4,180	—	4,180	—	—
Trading securities	3,991	3,991	—	3,991	—	—
AFS securities	12,846	12,846	—	10,920	1,926	—
HTM securities	4,388	4,424	—	4,150	274	—
Advances	28,140	28,304	—	28,304	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,581	1,581	—	1,581	—	—
Accrued interest receivable	84	84	—	84	—	—
Derivative assets, net(1)	27	27	—	316	—	(289)
Other assets(2)	23	23	23	—	—	—
Liabilities
Deposits	1,029	1,029	—	1,029	—	—
Consolidated obligations:
Bonds	33,011	32,984	—	32,984	—	—
Discount notes	17,109	17,110	—	17,110	—	—
Total consolidated obligations	50,120	50,094	—	50,094	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	19	19	—	19	—	—
Derivative liabilities, net(1)	7	7	—	86	—	(79)
Other
Standby letters of credit	34	34	—	34	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$174	$174	$174	$—	$—	$—
Interest-bearing deposits	1,078	1,078	1,078	—	—	—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	1,880	1,880	—	1,880	—	—
Trading securities	4,260	4,260	—	4,260	—	—
AFS securities	15,679	15,679	—	13,644	2,035	—
HTM securities	5,081	5,115	—	4,827	288	—
Advances	30,976	31,166	—	31,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,935	1,941	—	1,941	—	—
Accrued interest receivable	82	82	—	82	—	—
Derivative assets, net(1)	3	3	—	92	—	(89)
Other assets(2)	22	22	22	—	—	—
Liabilities
Deposits	887	887	—	887	—	—
Consolidated obligations:
Bonds	44,408	44,457	—	44,457	—	—
Discount notes	16,213	16,214	—	16,214	—	—
Total consolidated obligations	60,621	60,671	—	60,671	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	24	24	—	24	—	—
Derivative liabilities, net(1)	12	12	—	144	—	(132)
Other
Standby letters of credit	36	36	—	36	—	—
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2021:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2020 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three months ended March 31, 2021.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2021, and December 31, 2020, by level within the fair value hierarchy.

March 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$3,989	$—	$—	$3,989
MBS – Other U.S. obligations – Ginnie Mae	—	2	—	—	2
Total trading securities	—	3,991	—	—	3,991
AFS securities:
U.S. obligations – Treasury securities	—	2,645	—	—	2,645
MBS:
GSEs – multifamily	—	8,275	—	—	8,275
PLRMBS	—	—	1,926	—	1,926
Subtotal MBS	—	8,275	1,926	—	10,201
Total AFS securities	—	10,920	1,926	—	12,846
Advances(2)	—	2,587	—	—	2,587
Derivative assets, net: interest rate-related	—	316	—	(289)	27
Other assets	23	—	—	—	23
Total recurring fair value measurements – Assets	$23	$17,814	$1,926	$(289)	$19,474
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$31	$—	$—	$31
Derivative liabilities, net: interest rate-related	—	86	—	(79)	7
Total recurring fair value measurements – Liabilities	$—	$117	$—	$(79)	$38
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$4,257	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,260	—	—	4,260
AFS securities:
U.S. obligations – Treasury securities	—	4,983	—	—	4,983
MBS:
GSEs – multifamily	—	8,661	—	—	8,661
PLRMBS	—	—	2,035	—	2,035
Subtotal MBS	—	8,661	2,035	—	10,696
Total AFS securities	—	13,644	2,035	—	15,679
Advances(2)	—	2,147	—	—	2,147
Derivative assets, net: interest rate-related	—	92	—	(89)	3
Other assets	22	—	—	—	22
Total recurring fair value measurements – Assets	$22	$20,143	$2,035	$(89)	$22,111
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$111	$—	$—	$111
Derivative liabilities, net: interest rate-related	—	144	—	(132)	12
Total recurring fair value measurements – Liabilities	$—	$255	$—	$(132)	$123
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents and/or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2021, and December 31, 2020.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2021, and December 31, 2020.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2021, and the year ended December 31, 2020.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of the period	$2,035	$2,597
Total gain/(loss) realized and unrealized included in:
Interest income	17	19
(Provision for)/reversal of credit losses	5	(39)
Unrealized gain/(loss) included in AOCI	9	(234)
Settlements	(140)	(118)
Transfers of HTM securities to AFS securities	—	1
Balance, end of the period	$1,926	$2,226
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$21	$(19)
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
For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Values” in the Bank’s 2020 Form 10-K.

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
The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,147	$111	$4,370	$337
New transactions elected for fair value option	650	—	7,070	—
Maturities and terminations	(183)	(80)	(7,197)	(85)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(26)	—	91	2
Change in accrued interest	(1)	—	—	—
Balance, end of the period	$2,587	$31	$4,334	$254
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2021 and 2020. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2021, and December 31, 2020:

	March 31, 2021			December 31, 2020
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,486	$2,587	$101	$2,017	$2,147	$130
Consolidated obligation bonds	31	31	—	110	111	1
(1)    At March 31, 2021, and December 31, 2020, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $696,385 at March 31, 2021, and $746,722 at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $50,159 at March 31, 2021, and $60,606 at December 31, 2020. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2020 Form 10-K.
Off-balance sheet commitments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021			December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$12,615	$4,469	$17,084	$14,838	$4,551	$19,389
Commitments to issue consolidated obligation bonds, par	555	—	555	—	—	—
Commitments to purchase mortgage loans	—	—	—	1	—	1
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

with the Bank. At March 31, 2021, the original terms of these standby letters of credit range from 1 day to 15 years, including a final expiration in 2035. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $34 and $36 at March 31, 2021, and December 31, 2020, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2021, and December 31, 2020.
There were no commitments to fund advances at March 31, 2021, and December 31, 2020. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank had previously entered into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not exceeding 60 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of March 31, 2021, the Bank had pledged total collateral of $357, including securities with a carrying value of $326, all of which may be repledged, and cash collateral and related accrued interest of $31 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2020, the Bank had pledged total collateral of $451, including securities with a carrying value of $379, all of which may be repledged, and cash collateral and related accrued interest of $72 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

	March 31, 2021	December 31, 2020
Assets:
Advances	$2,670	$2,650
Accrued interest receivable	2	3
Liabilities:
Deposits	$18	$27
Capital:
Capital Stock	$103	$103

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Income:
Advances	$13	$20
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2021, and December 31, 2020, no shareholder owned more than 10% of the total voting interests in

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2020 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 at March 31, 2021, and December 31, 2020, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2021, the Bank extended no overnight loans to other FHLBanks. During the three months ended March 31, 2020, the Bank extended overnight loans to other FHLBanks for $900. During the three months ended March 31, 2021 and 2020, the Bank borrowed $10 and $850, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended March 31, 2021 and 2020, the Bank recorded a de minimis amount and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the three months ended March 31, 2021 and 2020, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.
Note 15 — Subsequent Events
There were no material events identified, subsequent to March 31, 2021, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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
•natural disasters, widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events;
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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

Quarterly Overview
Net income for the first quarter of 2021 was $94 million, compared with a net loss of $8 million for the first quarter of 2020. The $102 million increase in net income relative to the prior-year period primarily reflected an increase in net interest income of $109 million and an improvement in provision for/(reversal of) credit losses of $45 million. This was partially offset by a decrease in other income of $39 million, primarily attributable to an increase in net fair value losses associated with financial instruments carried at fair value that was partially offset by an increase in net fair value gains associated with non-hedge qualifying derivatives.
The $109 million increase in net interest income primarily reflected an increase of $64 million in net fair value gains on designated fair value hedges, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments of $38 million, and an increase in prepayment fees received on advances of $7 million. Additionally, the Bank recorded a reversal of credit losses of $6 million for the first quarter of 2021, primarily associated with certain private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale (AFS) and largely resulting from improved credit performance and an improved economic outlook. This reversal compares with a provision for credit losses of $39 million recorded for the first quarter of 2020 associated with certain PLRMBS classified as AFS, which primarily resulted from a significant decline in fair values in the first quarter of 2020.
At March 31, 2021, total assets were $57.9 billion, a decrease of $10.7 billion from $68.6 billion at December 31, 2020. Total investments decreased $7.7 billion, to $27.5 billion at March 31, 2021, from $35.2 billion at December 31, 2020. The decrease in investments primarily reflected a decrease in securities purchased under agreements to resell, U.S. Treasury securities, and MBS, that was partially offset by an increase in Federal funds sold, as the Bank continued to manage its liquidity. In addition, advances decreased $2.9 billion, to $28.1 billion at March 31, 2021, from $31.0 billion at December 31, 2020, as many members maintained significant deposit balances and excess liquidity resulting from the economic impacts of the COVID-19 pandemic.
Accumulated other comprehensive income/(loss) (AOCI) increased by $137 million during the first quarter of 2021, to $367 million at March 31, 2021, from $230 million at December 31, 2020. The increase in AOCI during the first quarter of 2021 primarily reflected higher fair values of MBS classified as AFS.
On April 29, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2021 at an annualized rate of 6.00%. The dividend will total $34 million. The Bank recorded the dividend on April 29, 2021, and expects to pay the dividend on May 11, 2021.
As of March 31, 2021, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 10.3%, exceeding the 4.0% requirement. The Bank had $6.0 billion in permanent capital, exceeding its risk-based capital requirement of $1.2 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy, including fiscal stimulus and quantitative easing. At the end of the year, the Federal Reserve maintained a Federal funds target range of 0.00% to 0.25%. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in advances demand from members. The Bank continued to meet its funding needs through the first quarter of 2021.

The Bank transitioned to remote work in mid-March 2020 and operated effectively through the first quarter of 2021. The ultimate impact of the disruption caused by the pandemic continues to be uncertain. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents, cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
The Bank relies on vendors and other third parties to perform certain critical services. If one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and effectively manage certain parts of its business.
To reduce the risk of the operational impact of the pandemic, the Bank maintains a Board-approved Business Continuity Management Program, along with a Crisis Management Plan and Business Continuity Plans (BCPs), that are updated and tested annually. The Bank’s BCPs provide procedures to ensure personnel safety and welfare, to safeguard the Bank’s assets (including physical property and information), and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The Bank’s BCPs contain operating procedures for all critical processes and identify resources and staff necessary to continue operations based on business-defined recovery time objectives and communication requirements for internal and external stakeholders.
The impact of the COVID-19 pandemic, and related government and public actions taken in response, on the U.S. economy and the Bank are continuing to evolve, and the full duration and impact of the pandemic and subsequent governmental and public actions are uncertain.
As the COVID-19 pandemic persists, the demand for advances may continue to decrease because of further government intervention, Federal Reserve Board policies (including lower interest rates set by the Federal Open Market Committee (FOMC)), and reduced member asset activity. The risk of credit losses is likely to increase. The Bank believes that lower demand from the Bank’s members for advances will likely continue into the foreseeable future. In addition, other possible effects from the COVID-19 pandemic on the Bank may include, but are not limited to, further disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets or an increase in the write-down of investments.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Selected Balance Sheet Items at Quarter End
Total Assets	$57,908	$68,634	$75,870	$93,440	$124,870
Advances	28,140	30,976	37,693	50,970	77,872
Mortgage Loans Held for Portfolio, Net	1,581	1,935	2,404	2,888	3,239
Investments(1)	27,526	35,228	35,221	39,029	43,016
Consolidated Obligations:(2)
Bonds	33,011	44,408	54,921	66,449	77,937
Discount Notes	17,109	16,213	13,300	19,416	39,102
Mandatorily Redeemable Capital Stock	1	2	2	83	83
Capital Stock —Class B —Putable	2,238	2,284	2,465	2,668	3,231
Unrestricted Retained Earnings	2,983	2,919	2,858	2,765	2,691
Restricted Retained Earnings	761	761	761	729	713
Accumulated Other Comprehensive Income/(Loss) (AOCI)	367	230	136	(35)	(228)
Total Capital	6,349	6,194	6,220	6,127	6,407
Selected Operating Results for the Quarter
Net Interest Income	$158	$167	$147	$142	$49
Provision for/(Reversal of) Credit Losses	(6)	(4)	(2)	(7)	39
Other Income/(Loss)	(21)	(20)	70	(9)	18
Other Expense	39	46	40	43	36
Affordable Housing Program Assessment	10	11	18	9	—
Net Income/(Loss)	$94	$94	$161	$88	$(8)
Selected Other Data for the Quarter
Net Interest Margin(3)	1.04%	0.94%	0.69%	0.51%	0.18%
Operating Expenses as a Percent of Average Assets	0.23	0.23	0.17	0.13	0.12
Return on Average Assets	0.61	0.52	0.76	0.32	(0.03)
Return on Average Equity	6.04	6.04	10.59	5.66	(0.46)
Annualized Dividend Rate	5.00	5.00	5.00	5.00	7.00
Dividend Payout Ratio(4)	32.44	34.61	22.81	42.93	—
Average Equity to Average Assets Ratio	10.01	8.65	7.16	5.64	6.09
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.33	8.69	8.02	6.68	5.38
Duration Gap (in months)	1	1	2	1	—
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2021	$696,385
December 31, 2020	746,722
September 30, 2020	819,863
June 30, 2020	915,753
March 31, 2020	1,174,670
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2021 and 2020, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2021 Compared to First Quarter of 2020

Average Balance Sheets

	Three Months Ended
	March 31, 2021			March 31, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,253	$—	0.14%	$3,430	$12	1.37%
Securities purchased under agreements to resell	1,732	—	0.08	4,912	18	1.44
Federal funds sold	4,265	1	0.08	5,242	14	1.12
Trading securities:
Mortgage-backed securities (MBS)	2	—	2.52	3	—	3.50
Other investments	4,087	21	2.09	3,035	16	2.10
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	10,222	59	2.33	10,204	32	1.26
Other investments(3)	4,064	2	0.19	5,295	19	1.48
Held-to-maturity (HTM) securities:(1)
MBS	4,621	13	1.14	7,129	44	2.46
Mortgage loans held for portfolio	1,746	23	5.39	3,311	(1)	(0.06)
Advances(3)	29,831	65	0.88	66,954	279	1.67
Total interest-earning assets	61,823	184	1.21	109,515	433	1.59
Other assets(4)(5)	1,024	—		1,216	—
Total Assets	$62,847	$184		$110,731	$433
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$38,381	$22	0.23%	$73,730	$276	1.50%
Discount notes	16,454	4	0.10	28,550	104	1.47
Deposits and other borrowings	1,108	—	0.09	560	2	1.11
Mandatorily redeemable capital stock	2	—	6.66	130	2	7.51
Borrowings from other FHLBanks	—	—	—	3	—	9.90
Total interest-bearing liabilities	55,945	26	0.19	102,973	384	1.50
Other liabilities(4)	609	—		1,012	—
Total Liabilities	56,554	26		103,985	384
Total Capital	6,293	—		6,746	—
Total Liabilities and Capital	$62,847	$26		$110,731	$384
Net Interest Income		$158			$49
Net Interest Spread(6)			1.02%			0.09%
Net Interest Margin(7)			1.04%			0.18%
Interest-earning Assets/Interest-bearing Liabilities	110.51%			106.35%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $13 million and $17 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(3)	$(27)	$—	$(30)
Net gain/(loss) on derivatives and hedged items	2	9	—	11
Net interest settlements on derivatives	(65)	(24)	7	(82)
Total net interest income/(expense)	$(66)	$(42)	$7	$(101)

	Three Months Ended
	March 31, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
Net gain/(loss) on derivatives and hedged items	$(8)	$(45)	$—	$(53)
Net interest settlements on derivatives	(33)	(30)	3	(60)
Total net interest income/(expense)	$(41)	$(75)	$3	$(113)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related losses on HTM securities for the first quarter of 2021 and 2020.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first quarter of 2021 was $158 million, a 222% increase from $49 million in the first quarter of 2020. The following table details the changes in interest income and interest expense for the first quarter of 2021 compared to the first quarter of 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(12)	$(5)	$(7)
Securities purchased under agreements to resell	(18)	(7)	(11)
Federal funds sold	(13)	(2)	(11)
Trading securities: Other investments	5	5	—
AFS securities:
MBS(2)	27	—	27
Other investments(2)	(17)	(4)	(13)
HTM securities: MBS	(31)	(12)	(19)
Mortgage loans held for portfolio	24	—	24
Advances(2)	(214)	(115)	(99)
Total interest-earning assets	(249)	(140)	(109)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(254)	(92)	(162)
Discount notes	(100)	(31)	(69)
Deposits and other borrowings	(2)	—	(2)
Mandatorily redeemable capital stock	(2)	(2)	—
Total interest-bearing liabilities	(358)	(125)	(233)
Net interest income	$109	$(15)	$124
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 104 basis points for the first quarter of 2021, 86 basis points higher than the net interest margin for the first quarter of 2020, which was 18 basis points. The net interest spread was 102 basis points for the first quarter of 2021, 93 basis points higher than the net interest spread for the first quarter of 2020, which was 9 basis points. These increases were primarily a result of the effects of changes in market interest rates, interest rate volatility, and other market factors during the period.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2021 and 2020.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(18)	$73
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(26)	89
Net gain/(loss) on derivatives	18	(147)
Other, net	5	3
Total Other Income/(Loss)	$(21)	$18
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(18) million and $73 million for the three months ended March 31, 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Advances	$(26)	$91
Consolidated obligation bonds	—	(2)
Total	$(26)	$89
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
Net Gain/(Loss) on Derivatives – Under the accounting for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the Statements of Condition at fair value. Certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivative instruments and hedging activities. These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2021 and 2020.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	Three Months Ended
(In millions)	March 31, 2021			March 31, 2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$42	$(10)	$32	$(109)	$(2)	$(111)
Not elected for fair value option	(11)	—	(11)	9	(11)	(2)
Consolidated obligation bonds:
Elected for fair value option	—	—	—	2	—	2
Not elected for fair value option	(4)	—	(4)	18	—	18
Consolidated obligation discount notes:
Not elected for fair value option	2	—	2	13	9	22
Non-MBS investments:
Not elected for fair value option	13	(14)	(1)	(76)	(4)	(80)
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	4	—	4
Total	$42	$(24)	$18	$(139)	$(8)	$(147)
During the first quarter of 2021, net gains on derivatives totaled $18 million compared to net losses of $147 million in the first quarter of 2020. These amounts included expense of $24 million and expense of $8 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the first quarter of 2021, other expenses totaled $39 million, compared to $36 million in the first quarter of 2020.
Return on Average Equity. Return on average equity (ROE) was 6.04% (annualized) for the first quarter of 2021, compared to (0.46)% (annualized) for the first quarter of 2020. The increase primarily reflected higher net income for the first quarter of 2021, which increased from a net loss of $8 million in the first quarter of 2020 to net income of $94 million in the first quarter of 2021, and a decrease in average equity from $6.7 billion in the first quarter of 2020 to $6.3 billion in the first quarter of 2021.

Dividends and Retained Earnings. In the first quarter of 2021, the Bank paid dividends at an annualized rate of 5.00%, totaling $30 million, including $30 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2020, the Bank paid dividends at an annualized rate of 7.00%, totaling $54 million, including $52 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 29, 2021, the Bank’s board of directors declared a cash dividend on the capital stock outstanding during the first quarter of 2021 at an annualized rate of 6.00%, totaling $34 million. The Bank recorded the dividend on April 29, 2021. The Bank expects to pay the dividend on May 11, 2021.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during all of 2019 and continuing through September 2020. In September 2020, the methodology was revised and resulted in a required level of retained earnings of $2.9 billion. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.9 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $761 million as of March 31, 2021, and December 31, 2020.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2020 Form 10-K.
Financial Condition
Total assets were $57.9 billion at March 31, 2021, compared to $68.6 billion at December 31, 2020. Advances decreased by $2.9 billion, or 9%, to $28.1 billion at March 31, 2021, from $31.0 billion at December 31, 2020. MBS investments decreased by $1.2 billion, or 8%, to $14.6 billion at March 31, 2021, from $15.8 billion at December 31, 2020. Average total assets were $62.8 billion for the first quarter of 2021 and were $110.7 billion for the first quarter of 2020. Average advances were $29.8 billion for the first quarter of 2021, a 55% decrease from $67.0 billion for the first quarter of 2020. Average MBS investments were $14.8 billion for the first quarter of 2021, a 14% decrease from $17.3 billion for the first quarter of 2020.
Advances outstanding at March 31, 2021, included unrealized gains of $408 million, of which $307 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $101 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2020, included unrealized gains of $639 million, of which $509 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $130 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2020, to March 31, 2021, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $51.6 billion at March 31, 2021, a decrease of $10.8 billion from $62.4 billion at December 31, 2020, primarily reflecting a $10.5 billion decrease in consolidated obligations outstanding to $50.1 billion at March 31, 2021, from $60.6 billion at December 31, 2020. Average total liabilities were $56.6 billion for the first quarter of 2021, a 46% decrease compared to $104.0 billion for the first quarter of 2020. Average consolidated obligations were $54.8 billion for the first quarter of 2021 and $102.3 billion for the first quarter of 2020.
Consolidated obligations outstanding at March 31, 2021, included unrealized gains of $41 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and a de minimis amount of unrealized losses on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2020, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2020, to March 31, 2021, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $696.4 billion at March 31, 2021, and $746.7 billion at December 31, 2020.
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
Certain Bank assets, liabilities, and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2020 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including the Secured Overnight Financing Rate (SOFR), (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. In addition, the Transition Plan limits new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
On October 23, 2020, International Swaps and Derivatives Association, Inc. (ISDA) launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including U.S. dollar LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its relevant counterparty must have adhered to the Protocol to effectively amend legacy derivative contracts, or the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement. On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and, to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. As part of its LIBOR Transition efforts, the Bank and all of its uncleared derivatives counterparties have adhered to the Protocol.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings.
Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcements constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.
At March 31, 2021, the Bank had no exposure to LIBOR settings that cease immediately after December 31, 2021.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at March 31, 2021, and December 31, 2020.

LIBOR-Indexed Financial Instruments
(In millions)
March 31, 2021
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$—	$250	$—	$10	$260
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	93	5,067	5,160
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	3,294	525	318	770	4,907
Uncleared	48	112	22	386	568
Total	$3,342	$887	$433	$6,233	$10,895

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$3,028	$—	$—	$—	$3,028
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	648	218	50	5	921
Uncleared	75	35	—	30	140
Total	$3,751	$253	$50	$35	$4,089

December 31, 2020
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$250	$—	$10	$360
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	1	98	5,645	5,744
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,852	887	369	798	8,906
Uncleared	213	112	22	394	741
Total	$7,165	$1,250	$489	$6,847	$15,751

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$6,798	$—	$—	$—	$6,798
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	1,523	559	100	28	2,210
Uncleared	238	35	—	95	368
Total	$8,559	$594	$100	$123	$9,376
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.

As of March 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. In total, the Bank has issued $101.8 billion in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index at March 31, 2021, and December 31, 2020.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)	Amount Outstanding
Interest Rate Index	March 31, 2021	December 31, 2020
LIBOR	$3,028	$6,798
SOFR	20,566	30,915
Total par value	$23,594	$37,713
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information – Advances-Related Business.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives” in other income, excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 1. Financial Statements – Note 10 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $9.2 billion to $41.7 billion (72% of total assets) at March 31, 2021, from $50.9 billion (74% of total assets) at December 31, 2020.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings. Adjusted net interest income for this segment was $51 million in the first quarter of 2021, a decrease of $12 million, or 19%, compared to $63 million in the first quarter of 2020. This decrease was primarily due to a decline in spreads on advances-related assets due to lower interest rates and lower balances of advances and other credit products, partially offset by an increase in prepayment fees received on advances. Adjusted net interest income for this segment represented 40% and 84% of total adjusted net interest income for the first quarter of 2021 and 2020, respectively.
Advances – The par value of advances outstanding decreased by $2.6 billion, or 9%, to $27.7 billion at March 31, 2021, from $30.3 billion at December 31, 2020. Average advances outstanding were $29.8 billion for the first quarter of 2021, a 55% decrease from $67.0 billion for the first quarter of 2020. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of March 31, 2021, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $1.6 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2020, and advances outstanding to the Bank’s other borrowers decreased by $1.0 billion. Advances to the top five borrowers decreased to $17.9 billion at March 31, 2021, from $19.5 billion at December 31, 2020, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of March 31, 2021, as presented in “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” and “Item 1. Financial Statements – Note 9 – Capital – Concentration.” The $2.6 billion decrease in advances outstanding reflected a $1.5 billion decrease in fixed rate advances and a $1.1 billion decrease in adjustable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had in prior periods significantly contributed to the level of outstanding advances, and may significantly contribute to the level of outstanding advances in the foreseeable future.
The components of the advances portfolio at March 31, 2021, and December 31, 2020, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2021		December 31, 2020
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$250	1%
Adjustable – SOFR, callable at borrower’s option	—	—	1,100	4
Subtotal adjustable rate advances	250	1	1,350	5
Fixed	6,081	22	6,108	20
Fixed – amortizing	93	—	126	—
Fixed – with PPS(1)	1,605	6	1,687	5
Fixed – with FPS(1)	17,988	65	19,919	66
Fixed – with caps and PPS(1)	10	—	110	—
Fixed – callable at borrower’s option with FPS(1)	650	2	—	—
Fixed – putable at Bank’s option	200	1	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	26,647	96	28,170	92
Daily variable rate	835	3	818	3
Total par value	$27,732	100%	$30,338	100%
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

The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at March 31, 2021, and December 31, 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	March 31, 2021	December 31, 2020
Due in 2021	$—	$100
Due in 2022	250	250
Due after June 30, 2023(1)	10	10
Total LIBOR-Indexed Advances(2)	$260	$360
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $12.9 billion and $19.4 billion as of March 31, 2021, and December 31, 2020, respectively. The decrease in the total size of the non-MBS investment portfolio primarily reflected a decrease in securities purchased under agreements to resell and U.S. Treasury securities, that was partially offset by an increase in Federal funds sold, as the Bank continued to manage its liquidity.
Interest rate payment terms for non-MBS investments classified as trading and AFS at March 31, 2021, and December 31, 2020, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	March 31, 2021	December 31, 2020
Fair value of fixed rate trading securities	$3,989	$4,257
Amortized cost of AFS securities	2,643	4,980
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $35.3 billion at March 31, 2021, from $44.7 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At March 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $55.5 billion, of which $26.0 billion were hedging advances, $16.5 billion were hedging consolidated obligations, $6.0 billion were economically hedging non-MBS investments, and $7.0 billion were offsetting derivatives. At December 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.4 billion, of which $28.5 billion were hedging advances, $20.7 billion were hedging consolidated obligations, $7.1 billion were economically hedging non-MBS investments, and $11.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the FOMC stated that the COVID-19 outbreak presented evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March 2020 Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter of 2020, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of March 31, 2021, and December 31, 2020.

Selected Market Interest Rates

Market Instrument	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Federal Reserve target range for overnight Federal funds	0.00-0.25%	0.00-0.25%	0.00-0.25%	1.50-1.75%
Secured Overnight Financing Rate	0.01	0.07	0.01	1.55
3-month Treasury bill	0.18	0.06	0.09	1.55
2-year Treasury note	0.16	0.12	0.25	1.57
5-year Treasury note	0.95	0.36	0.38	1.69

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
Assets associated with this segment were $16.2 billion (28% of total assets) at March 31, 2021, and $17.8 billion at December 31, 2020 (26% of total assets).
Adjusted net interest income for this segment was $78 million in the first quarter of 2021, an increase of $66 million, or 550%, from $12 million in the first quarter of 2020. This increase was primarily due to a reversal of prior period expected credit losses, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and higher spreads from lower funding costs, partially offset by lower earnings due to lower balances of mortgage-related products. Adjusted net interest income for this segment represented 60% and 16% of total adjusted net interest income for the first quarter of 2021 and 2020, respectively.
MBS Investments – The Bank’s MBS portfolio was $14.6 billion at March 31, 2021, compared with $15.8 billion at December 31, 2020. During the first quarter of 2021, the Bank’s MBS portfolio decreased with $0.8 billion in principal repayments and a $0.5 billion decrease in basis adjustments, partially offset by $0.1 billion of fair value gains. Average MBS investments were $14.8 billion in the first quarter of 2021, a decrease of $2.5 billion from $17.3 billion in the first quarter of 2020. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and held-to-maturity (HTM) at March 31, 2021, and December 31, 2020, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	March 31, 2021	December 31, 2020
Fair value of trading securities:
Adjustable rate	$2	$3
Total trading securities	$2	$3
Amortized cost of AFS securities:
Fixed rate	$8,505	$9,050
Adjustable rate	1,332	1,426
Total AFS securities	$9,837	$10,476
Amortized cost of HTM securities:
Fixed rate	$796	$1,013
Adjustable rate	3,592	4,068
Total HTM securities	$4,388	$5,081
MPF Program – Under the MPF Program, the Bank had purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank may facilitate the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sell loans under the MPF Xtra product, the loans are sold to a third-party investor and are not recorded on the Bank’s Statements of Condition. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. By March 31, 2021, the Bank had closed all remaining open commitments to purchase loans for its own portfolio under the MPF Original product. After June 30, 2021, the Bank will no longer facilitate the purchase of mortgage loans under the MPF Xtra product.
As of March 31, 2021, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes. The Bank purchased $7 million in eligible loans under the MPF Original product during the first three months of 2021.
Mortgage loan balances decreased to $1.6 billion at March 31, 2021, from $1.9 billion at December 31, 2020, a decrease of $0.3 billion. Average mortgage loans were $1.7 billion in the first quarter of 2021, a decrease of $1.6 billion from $3.3 billion in the first quarter of 2020.
At March 31, 2021, and December 31, 2020, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2020 Form 10-K. Mortgage loan balances at March 31, 2021, and December 31, 2020, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2021	December 31, 2020
MPF Plus	$130	$139
MPF Original	1,413	1,767
Subtotal	1,543	1,906
Unamortized premiums	43	35
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio	1,584	1,939
Less: Allowance for credit losses	(3)	(4)
Mortgage loans held for portfolio, net	$1,581	$1,935
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 1. Financial Statements – Note 5 – Mortgage Loans Held for Portfolio” in this report as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K.
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.6 billion to $16.2 billion at March 31, 2021, from $17.8 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $15.3 billion at March 31, 2021, of which $8.0 billion were associated with MBS, $7.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.3 billion were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $11.2 billion at December 31, 2020, of which $8.3 billion were associated with MBS, $2.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.4 billion were offsetting derivatives.
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business segment, see “Item 3. Quantitative And Qualitative Disclosures About Market Risk – Segment Market Risk – Mortgage-Related Business.”

Interest Rate Exchange Agreements
A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to market risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount, and the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Exchange Agreements” in the Bank’s 2020 Form 10-K.
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2021, and December 31, 2020.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2021			December 31, 2020
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$10,849	15%	At least BBB	$7,227	9%
Subtotal uncleared		10,849	15		7,227	9
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	22,772	32	A	28,977	37
Morgan Stanley & Co. LLC	A	37,192	53	A	42,440	54
Subtotal cleared		59,964	85		71,417	91
Total(3)		$70,813	100%		$78,644	100%

(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- by S&P at March 31, 2021, and December 31, 2020, with a Stable CreditWatch by S&P at March 31, 2021, and December 31, 2020. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
(3)Total notional amount at December 31, 2020, does not include $1 million of mortgage delivery commitments with members.

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
As of March 31, 2021, and December 31, 2020, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of March 31, 2021, and December 31, 2020, were within the tolerance levels provided by the Finance Agency guidance.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2020 Form  10-K.

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
Beginning in February 2020, the Finance Agency issued guidance that augmented existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of March 31, 2021, the Bank complied with this capital guidance.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2021, and December 31, 2020. The Bank’s risk-based capital requirement decreased to $1.2 billion at March 31, 2021, from $1.4 billion at December 31, 2020.

Regulatory Capital Requirements

	March 31, 2021		December 31, 2020
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,173	$5,983	$1,404	$5,966
Total regulatory capital	$2,316	$5,983	$2,745	$5,966
Total regulatory capital ratio	4.00%	10.33%	4.00%	8.69%
Leverage capital	$2,895	$8,975	$3,432	$8,949
Leverage ratio	5.00%	15.50%	5.00%	13.04%
The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2020 Form 10-K.
Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes the Bank’s risk governance organizational structure and identifies the general roles and responsibilities of the board of directors and management in establishing risk management policies, procedures, and guidelines; in overseeing the enterprise risk profile; and in implementing enterprise risk management processes and business strategies. The policy establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2020 Form 10-K.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2021, and December 31, 2020.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	237	161	$33,194	$191,022	17%
4-6	92	56	11,623	45,418	26
7-10	5	2	36	46	78
Subtotal	334	219	44,853	236,486	19
Community development financial institutions (CDFIs)	7	7	102	118	86
Housing associates	2	—	—	—	—
Total	343	226	$44,955	$236,604	19%

December 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	236	164	$37,225	$188,637	20%
4-6	95	59	12,508	50,199	25
7-10	4	2	32	34	94
Subtotal	335	225	49,765	238,870	21
CDFIs	7	7	103	116	89
Housing associates	2	—	—	—	—
Total	344	232	$49,868	$238,986	21%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$1,080	$1,119
11% – 25%	14	781	981
26% – 50%	28	3,932	6,715
More than 50%	175	39,162	227,789
Total	226	$44,955	$236,604

December 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$1,417	$1,511
11% – 25%	3	116	137
26% – 50%	27	9,858	18,210
More than 50%	184	38,477	219,128
Total	232	$49,868	$238,986

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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2021, and December 31, 2020.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2021		December 31, 2020
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$642	$582	$195	$190
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,673	4,470	4,236	4,120
Agency pools and collateralized mortgage obligations	15,396	14,652	16,399	15,758
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	4	3	3	3
PLRMBS – private label investment-grade-rated senior tranches	13	9	18	12
Term deposits with the Bank	14	14	16	16
Total	$20,742	$19,730	$20,867	$20,099
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
As of March 31, 2021, of the loan collateral pledged to the Bank, 16% was pledged by 24 institutions by specific identification, 54% was pledged by 117 institutions under a blanket lien with detailed reporting, and 30% was pledged by 130 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of March 31, 2021, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2021, and December 31, 2020.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$165,336	$129,269	$167,058	$131,671
Second lien residential mortgage loans and home equity lines of credit	14,971	6,304	15,349	6,441
Multifamily mortgage loans	44,057	29,089	43,324	28,376
Commercial mortgage loans	78,014	48,877	78,886	48,637
Loan participations(1)	3,352	2,295	3,783	2,591
Small business, small farm, and small agribusiness loans	4,229	1,040	4,820	1,171
Total	$309,959	$216,874	$313,220	$218,887
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2021, and December 31, 2020, the unpaid principal balance of these loans totaled $5 billion and $5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
March 31, 2021
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$6,634	$—	$—	$—	$—	$6,634
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	218	—	—	—	—	218
GSEs – single-family:
Freddie Mac	396	—	—	—	—	396
Fannie Mae(2)	1,094	4	—	3	—	1,101
Subtotal	1,490	4	—	3	—	1,497
GSEs – multifamily:
Freddie Mac	2,475	—	—	—	—	2,475
Fannie Mae	8,202	—	—	—	—	8,202
Subtotal	10,677	—	—	—	—	10,677
Total GSEs	12,167	4	—	3	—	12,174
PLRMBS:
Prime	22	32	54	136	102	346
Alt-A	28	47	43	1,166	569	1,853
Total PLRMBS	50	79	97	1,302	671	2,199
Total MBS	12,435	83	97	1,305	671	14,591
Total securities	19,069	83	97	1,305	671	21,225
Interest-bearing deposits	1	1,120	—	—	—	1,121
Securities purchased under agreements to resell	—	1,000	—	—	—	1,000
Federal funds sold	1,750	2,430	—	—	—	4,180
Total investments	$20,820	$4,633	$97	$1,305	$671	$27,526

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
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at March 31, 2021, and December 31, 2020, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2021, and December 31, 2020.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	March 31, 2021	December 31, 2020
Interest-bearing deposits	$1,120	$1,077
Federal funds sold	4,180	1,880
Total	$5,300	$2,957

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2021, and December 31, 2020.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2021, 79% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2021
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,120	$1,120
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,000	1,000
Canada	750	—	750
Finland	1,000	—	1,000
Netherlands	—	1,430	1,430
Total U.S. branches and agency offices of foreign commercial banks	1,750	2,430	4,180
Total unsecured credit exposure	$1,750	$3,550	$5,300
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2021.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2021. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2021, the Bank’s MBS portfolio was 229% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At March 31, 2021, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of March 31, 2021, the Bank’s investment in MBS had gross unrealized losses totaling $27 million, $22 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2021, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate investment securities by interest rate index and the unpaid principal balance of LIBOR-indexed investments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at March 31, 2021, and December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	March 31, 2021	December 31, 2020
LIBOR(1)	$5,160	$5,744
Constant maturity Treasury	96	101
Other	1	1
Total adjustable rate investment securities(2)	$5,257	$5,846

LIBOR-Indexed Investment Securities by Redemption Term
(In millions)	MBS
Redemption Term	March 31, 2021	December 31, 2020
Due in 2022	$—	$1
Due through June 30, 2023	93	98
Due thereafter(2)	5,067	5,645
Total LIBOR-Indexed investment securities	$5,160	$5,744
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
Uncleared Derivatives – The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount).
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2021.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first quarter of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. Because of a decline in market values of cleared derivatives during the first quarter of 2020, there was an increase in variation margin posted on cleared derivatives that resulted in an increase in net cash used in operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2021. The increase or decrease in the credit exposure net of cash variation margin, from one period to the next, may be affected by changes in several variables, such as the size, composition, market value, and accrued interest of the portfolio.
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$6	$(6)	$—	$—
A	4,137	168	(164)	—	4
Cleared derivatives(2)	59,964	11	12	326	349
Liability positions with credit exposure:
Uncleared derivatives
A	76	(3)	3	—	—
Total derivative positions with credit exposure to nonmember counterparties	64,258	182	(155)	326	353
Derivative positions without credit exposure	6,555
Total notional	$70,813

December 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$91	$3	$(3)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	101	(4)	4	—	—
Cleared derivatives(2)	71,417	(12)	13	379	380
Total derivative positions with credit exposure to nonmember counterparties	71,609	(13)	14	379	380
Member institutions(3)	1	—	—	—	—
Total	71,610	$(13)	$14	$379	$380
Derivative positions without credit exposure	7,035
Total notional	$78,645
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- by S&P at March 31, 2021, and December 31, 2020, with a Stable CreditWatch by S&P at March 31, 2021, and December 31, 2020.
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
The Bank primarily executes derivatives indexed to the Overnight Index Swap (OIS) rate and SOFR to manage interest rate risk and monitors marketwide efforts to address fallback language related to LIBOR-indexed derivative transactions. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at March 31, 2021, and December 31, 2020.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	March 31, 2021		December 31, 2020
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$41,472	$25,763	$47,425	$24,640
LIBOR	1,061	5,475	2,578	9,647
SOFR	22,305	30,618	20,481	32,609
OIS	5,425	8,407	7,380	10,968
Total notional amount	$70,263	$70,263	$77,864	$77,864
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at March 31, 2021, and December 31, 2020. As of March 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
March 31, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$648	$75	$3,294	$48
Terminates in 2022	218	35	525	112
Terminates through June 30, 2023	50	—	318	22
Terminates thereafter(1)	5	30	770	386
Total Notional Amount	$921	$140	$4,907	$568

December 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$1,523	$238	$6,852	$213
Terminates in 2022	559	35	887	112
Terminates through June 30, 2023	100	—	369	22
Terminates thereafter(1)	28	95	798	394
Total Notional Amount	$2,210	$368	$8,906	$741
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
In the Bank’s 2020 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
There have been no significant changes in the judgments and assumptions made during the first three months of 2021 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
There are no recent developments for the first quarter of 2021 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $696.4 billion at March 31, 2021, and $746.7 billion at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $50.2 billion at March 31, 2021, and $60.6 billion at December 31, 2020. The Bank had committed to the issuance of $555 million in consolidated obligations at March 31, 2021. The Bank had no commitments to issue consolidated obligations at December 31, 2020.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2021, the Bank had no advance commitments and $17.1 billion in standby letters of credit outstanding. At December 31, 2020, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 3.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of March 31, 2021.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2021	December 31, 2020
+200 basis-point change above current rates	–3.0%	–3.0%
+100 basis-point change above current rates	–1.3	–1.3
–100 basis-point change below current rates(2)	+1.5	+4.9
–200 basis-point change below current rates(2)	+4.8	+5.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2021, are comparable with the estimates as of December 31, 2020, with the exception of the declining 100 basis-point rate scenario. The increase in intermediate and long-term interest rates in the first quarter of 2021 resulted in a larger absolute down 100 basis-point rate shock relative to yearend. Interest rates continue to remain at historically low levels, ranging from 0.4 basis points for the one-month Treasury bill to 174 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 295% as of March 31, 2021.
Adjusted Return on Capital – The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement (JCE) Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings.
The Bank limits the sensitivity of projected financial performance through a board of directors policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 5 basis points in the –200 basis-points scenario, well within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	March 31, 2021		December 31, 2020
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$57,908	4	$68,634	4
Liabilities	51,559	3	62,440	3
Net	$6,349	1	$6,194	1
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2021, was $16.2 billion, including $14.6 billion in MBS and $1.6 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2020, was $17.7 billion, including $15.8 billion in MBS and $1.9 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $13.3 billion, or 82%, of MBS and mortgage loans at March 31, 2021, and $14.2 billion, or 80%, of MBS and mortgage loans at December 31, 2020. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $2.9 billion, or 18%, of MBS and mortgage loans, at March 31, 2021, and $3.5 billion, or 20%, of MBS and mortgage loans at December 31, 2020.
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
The Bank manages the estimated interest rate risk associated with mortgage assets, including mortgage prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and mortgage prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, adjustable rate debt, or callable adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be callable and non-callable pay-fixed interest rate swaps. Derivatives may also be used to offset the interest rate cap risk embedded in adjustable rate MBS.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2021, and December 31, 2020.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2021	December 31, 2020
+200 basis-point change	–1.2%	–1.3%
+100 basis-point change	–0.4	–0.4
–100 basis-point change(2)	+0.0	+2.8
–200 basis-point change(2)	+2.9	+2.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2020, to March 31, 2021, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

For a discussion of risk factors related to the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors” in the Bank’s 2020 Form 10-K.

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
Internal Control Over Financial Reporting
During the three months ended March 31, 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
For a discussion of other risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2020 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2020 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Form of Director Indemnification Agreement

10.2	Form of Senior Officer Indemnification Agreement

10.3	Memorandum dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer (that supersedes the Memorandum Agreement dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer filed as Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020 (Commission File No. 000-51398)).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2021.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Interim Chief Financial Officer (Principal financial officer)

/S/ LUDMILA V. SHEFTEL
Ludmila V. Sheftel Managing Director and Acting Controller (Principal accounting officer)