Form 10-Q
period 2021-06-30
Federal Home Loan Bank of San Francisco
filed 2021-08-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2021
Class B Stock, par value $100 per share	22,853,781

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$53	$174
Interest-bearing deposits	1,126	1,078
Securities purchased under agreements to resell	4,000	7,250
Federal funds sold	4,938	1,880
Trading securities(a)	2,922	4,260
Available-for-sale (AFS) securities, net of allowance for credit losses of $14 and $21, respectively (amortized cost of $11,050 and $15,456, respectively)(b)	11,443	15,679
Held-to-maturity (HTM) securities (fair values were $4,003 and $5,115, respectively)(a)	3,974	5,081
Advances (includes $1,984 and $2,147 at fair value under the fair value option, respectively)	24,194	30,976
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $4, respectively	1,301	1,935
Accrued interest receivable	62	82
Derivative assets, net	—	3
Other assets	231	236
Total Assets	$54,244	$68,634
Liabilities:
Deposits	$945	$887
Consolidated obligations:
Bonds (includes $235 and $111 at fair value under the fair value option, respectively)	28,839	44,408
Discount notes	17,598	16,213
Total consolidated obligations	46,437	60,621
Mandatorily redeemable capital stock	3	2
Accrued interest payable	29	24
Affordable Housing Program (AHP) payable	122	120
Derivative liabilities, net	21	12
Other liabilities	259	774
Total Liabilities	47,816	62,440
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 23 shares, respectively	2,269	2,284
Unrestricted retained earnings	3,004	2,919
Restricted retained earnings	761	761
Total Retained Earnings	3,765	3,680
Accumulated other comprehensive income/(loss) (AOCI)	394	230
Total Capital	6,428	6,194
Total Liabilities and Capital	$54,244	$68,634
(a)At June 30, 2021, and December 31, 2020, none of these securities were pledged as collateral that may be repledged.
(b)At June 30, 2021, and December 31, 2020, $318 and $379, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest Income:
Advances	$55	$142	$120	$421
Interest-bearing deposits	1	1	1	13
Securities purchased under agreements to resell	—	1	—	19
Federal funds sold	1	1	2	15
Trading securities	20	22	41	38
AFS securities	50	61	111	112
HTM securities	11	29	24	73
Mortgage loans held for portfolio	4	16	27	15
Total Interest Income	142	273	326	706
Interest Expense:
Consolidated obligations:
Bonds	14	82	36	358
Discount notes	3	47	7	151
Deposits	—	—	—	2
Mandatorily redeemable capital stock	—	2	—	4
Total Interest Expense	17	131	43	515
Net Interest Income	125	142	283	191
Provision for/(reversal of) credit losses	(2)	(7)	(8)	32
Net Interest Income After Provision for/(Reversal of) Credit Losses	127	149	291	159
Other Income/(Loss):
Net gain/(loss) on trading securities	(19)	(18)	(37)	55
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(5)	14	(31)	103
Net gain/(loss) on derivatives	(8)	(14)	10	(161)
Other, net	6	9	11	12
Total Other Income/(Loss)	(26)	(9)	(47)	9
Other Expense:
Compensation and benefits	24	21	48	42
Other operating expense	13	15	24	27
Federal Housing Finance Agency	2	2	4	4
Office of Finance	1	2	3	3
Other, net	(1)	3	(1)	3
Total Other Expense	39	43	78	79
Income/(Loss) Before Assessment	62	97	166	89
AHP Assessment	7	9	17	9
Net Income/(Loss)	$55	$88	$149	$80
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Income/(Loss)	$55	$88	$149	$80
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	27	192	164	(310)
Net non-credit-related gain/(loss) on HTM securities	—	1	—	1
Total other comprehensive income/(loss)	27	193	164	(309)
Total Comprehensive Income/(Loss)	$82	$281	$313	$(229)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2020	32	$3,231	$713	$2,691	$3,404	$(228)	$6,407
Comprehensive income/(loss)			16	72	88	193	281
Issuance of capital stock	2	144					144
Repurchase of capital stock	(7)	(707)					(707)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.00%)				(38)	(38)		(38)
Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127

Balance, March 31, 2021	22	$2,238	$761	$2,983	$3,744	$367	$6,349
Comprehensive income/(loss)			—	55	55	27	82
Issuance of capital stock	3	327					327
Repurchase of capital stock	(2)	(293)					(293)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (6.00%)				(34)	(34)		(34)
Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			16	64	80	(309)	(229)
Issuance of capital stock	8	751					751
Repurchase of capital stock	(11)	(1,080)					(1,080)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.99%)				(90)	(90)		(90)
Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127

Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	149	149	164	313
Issuance of capital stock	3	328					328
Repurchase of capital stock	(3)	(340)					(340)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (5.47%)				(64)	(64)		(64)
Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	Six Months Ended June 30, 2021
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income/(Loss)	$149	$80
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	32	(2)
Provision for/(reversal of) credit losses	(8)	32
Change in net fair value of trading securities	37	(55)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	31	(103)
Change in net derivatives and hedging activities	358	(987)
Other adjustments, net	4	6
Net change in:
Accrued interest receivable	21	29
Other assets	1	1
Accrued interest payable	5	(120)
Other liabilities	(12)	(51)
Total adjustments	469	(1,250)
Net cash provided by/(used in) operating activities	618	(1,170)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	7	(827)
Securities purchased under agreements to resell	3,250	2,000
Federal funds sold	(3,058)	(1,036)
Trading securities:
Proceeds	1,301	1
Purchases	—	(2,481)
AFS securities:
Proceeds	7,860	246
Purchases	(4,275)	(525)
HTM securities:
Proceeds	1,106	1,314
Advances:
Repaid	64,052	404,666
Originated	(57,541)	(389,591)
Mortgage loans held for portfolio:
Principal collected	641	788
Purchases	(7)	(406)
Other investing activities, net	—	(1)
Net cash provided by/(used in) investing activities	13,336	14,148

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	Six Months Ended June 30, 2021
(In millions)	2021	2020
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	174	410
Net (payments)/proceeds on derivative contracts with financing elements	(36)	(25)
Net proceeds from issuance of consolidated obligations:
Bonds	11,062	29,729
Discount notes	36,865	72,264
Payments for matured and retired consolidated obligations:
Bonds	(26,588)	(34,676)
Discount notes	(35,474)	(80,188)
Proceeds from issuance of capital stock	328	751
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(58)
Payments for repurchase of capital stock	(340)	(1,080)
Cash dividends paid	(64)	(90)
Partial recovery of prior capital distribution to Financing Corporation	—	40
Net cash provided by/(used in) financing activities	(14,075)	(12,923)
Net increase/(decrease) in cash and due from banks	(121)	55
Cash and due from banks at beginning of the period	174	118
Cash and due from banks at end of the period	$53	$173
Supplemental Disclosures:
Interest paid	$60	$632
AHP payments	15	35

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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K. Other changes to these policies as of June 30, 2021, are discussed in Note 2 – Recently Issued Accounting Guidance.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as held-to-maturity (HTM).	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and plans to elect some of the optional expedients and exceptions provided; however, the full effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined. In particular, during the fourth quarter of 2020, the Bank elected optional expedients specific to the discounting transition on a retrospective basis, which did not have a material effect.
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At June 30, 2021, and December 31, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2021, and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2021, and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude de minimis amounts of accrued interest receivable as of June 30, 2021, and December 31, 2020.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2021, and December 31, 2020. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of June 30, 2021, and December 31, 2020.

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
Trading Securities. The estimated fair value of trading securities as of June 30, 2021, and December 31, 2020, was as follows:

	June 30, 2021	December 31, 2020
U.S. obligations – Treasury notes	$2,920	$4,257
MBS – Other U.S. obligations – Ginnie Mae	2	3
Total	$2,922	$4,260
The net unrealized gain/(loss) on trading securities was $(19) and $(18) for the three months ended June 30, 2021 and 2020, respectively. The net unrealized gain/(loss) on trading securities was $(37) and $55 for the six months ended June 30, 2021 and 2020, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of June 30, 2021, and December 31, 2020, were as follows:

June 30, 2021
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$1,160	$—	$1	$—	$1,161
MBS:
Government Sponsored Enterprises (GSEs) – multifamily:
Freddie Mac	800	—	32	—	832
Fannie Mae	7,436	—	190	(3)	7,623
Subtotal MBS – GSEs – multifamily	8,236	—	222	(3)	8,455
PLRMBS:
Prime	151	—	13	—	164
Alt-A	1,503	(14)	182	(8)	1,663
Subtotal PLRMBS	1,654	(14)	195	(8)	1,827
Total MBS	9,890	(14)	417	(11)	10,282
Total	$11,050	$(14)	$418	$(11)	$11,443

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,980	$—	$3	$—	$2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Total U.S. obligations – Treasury securities	4,980	—	3	—	4,983
MBS:
GSEs – multifamily:
Freddie Mac	833	—	18	—	851
Fannie Mae	7,744	—	72	(6)	7,810
Subtotal MBS – GSEs – multifamily	8,577	—	90	(6)	8,661
PLRMBS:
Prime	174	(1)	9	—	182
Alt-A	1,725	(20)	168	(20)	1,853
Subtotal PLRMBS	1,899	(21)	177	(20)	2,035
Total MBS	10,476	(21)	267	(26)	10,696
Total	$15,456	$(21)	$270	$(26)	$15,679
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $34 and $46 at June 30, 2021, and December 31, 2020, respectively.
At June 30, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $62, discounts of $45, and credit-related other-than-temporary impairment (OTTI) of $448 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $47, and credit-related OTTI of $486 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2021, and December 31, 2020. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily – Fannie Mae	$—	$—	$72	$3	$72	$3
PLRMBS:
Prime	—	—	6	—	6	—
Alt-A	10	—	245	8	255	8
Subtotal PLRMBS	10	—	251	8	261	8
Total	$10	$—	$323	$11	$333	$11

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$501	$—	$—	$—	$501	$—
MBS – GSEs – multifamily – Fannie Mae	731	6	222	—	953	6
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	151	7	168	13	319	20
Subtotal PLRMBS	155	7	175	13	330	20
Total	$1,387	$13	$397	$13	$1,784	$26
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2021, and December 31, 2020, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2021
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$754	$754
Due after 1 year through 5 years	406	407
Subtotal	1,160	1,161
MBS	9,890	10,282
Total	$11,050	$11,443

December 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,469	$4,470
Due after 1 year through 5 years	511	513
Subtotal	4,980	4,983
MBS	10,476	10,696
Total	$15,456	$15,679
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$170	$5	$—	$175
MBS – GSEs – single-family:
Freddie Mac	310	8	—	318
Fannie Mae	977	18	(1)	994
Subtotal MBS – GSEs – single-family	1,287	26	(1)	1,312
MBS – GSEs – multifamily:
Freddie Mac	1,553	1	(2)	1,552
Fannie Mae	710	—	(4)	706
Subtotal MBS – GSEs – multifamily	2,263	1	(6)	2,258
Subtotal MBS – GSEs	3,550	27	(7)	3,570
PLRMBS:
Prime	161	1	(1)	161
Alt-A	93	5	(1)	97
Subtotal PLRMBS	254	6	(2)	258
Total	$3,974	$38	$(9)	$4,003

December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$261	$7	$—	$268
MBS – GSEs – single-family:
Freddie Mac	511	11	—	522
Fannie Mae	1,229	21	(1)	1,249
Subtotal MBS – GSEs – single-family	1,740	32	(1)	1,771
MBS – GSEs – multifamily:
Freddie Mac	1,844	2	(2)	1,844
Fannie Mae	945	—	(1)	944
Subtotal MBS – GSEs – multifamily	2,789	2	(3)	2,788
Subtotal MBS – GSEs	4,529	34	(4)	4,559
PLRMBS:
Prime	185	—	(4)	181
Alt-A	106	3	(2)	107
Subtotal PLRMBS	291	3	(6)	288
Total	$5,081	$44	$(10)	$5,115
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $3 and $5 at June 30, 2021, and December 31, 2020, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At June 30, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $4, discounts of $5, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and six months ended June 30, 2021 and 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of the period	$15	$39	$21	$—
(Charge-offs)/recoveries	—	(1)	(1)	(1)
Provision for/(reversal of) credit losses	(1)	(9)	(6)	30
Balance, end of the period	$14	$29	$14	$29

To evaluate investment securities for credit loss at June 30, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at June 30, 2021, and December 31, 2020, approximately 100% of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At June 30, 2021, and December 31, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2021, and December 31, 2020.
As of June 30, 2021, and December 31, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2021, and December 31, 2020, approximately 6% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of June 30, 2021 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of June 30, 2021, and the related current credit enhancement for the Bank.

June 30, 2021				Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	15.4	4.2	77.4	13.1
Alt-A	10.8	9.1	46.7	7.4
Total	11.2	8.6	49.6	7.9
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
The total net accretion recognized in interest income associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, totaled $16 and $17 for the three months ended June 30, 2021 and 2020, respectively, and $33 and $37 for the six months ended June 30, 2021 and 2020, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities totaled $13 and $14 for the three months ended June 30, 2021 and 2020, respectively, and $26 and $31 for the six months ended June 30, 2021 and 2020, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2021, nor during the three months ended June 30, 2020. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the six months ended June 30, 2020.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $1 and $6 during the three and six months ended June 30, 2021, respectively, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government. The Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank recorded a provision for credit losses on its PLRMBS portfolio of $30 during the six months ended June 30, 2020. As a result of improvement in the Bank’s PLRMBS fair values during the three months ended June 30, 2020, the Bank recorded a reversal of credit losses on its PLRMBS portfolio of $9.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.00% to 8.57% at June 30, 2021, and 0.00% to 8.57% at December 31, 2020, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021		December 31, 2020
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$9,964	1.56%	$11,862	1.65%
After 1 year through 2 years	2,373	1.68	6,399	1.61
After 2 years through 3 years	2,816	1.61	4,321	2.10
After 3 years through 4 years	4,369	1.36	2,704	1.79
After 4 years through 5 years	1,923	1.81	3,278	1.26
After 5 years	2,382	2.09	1,774	1.79
Total par value	23,827	1.61%	30,338	1.68%
Valuation adjustments for hedging activities	271		509
Valuation adjustments under fair value option	96		130
Unamortized discounts	—		(1)
Total	$24,194		$30,976
(1)Carrying amounts exclude accrued interest receivable of $5 and $6 at June 30, 2021, and December 31, 2020, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $15,443 at June 30, 2021, and $19,919 at December 31, 2020. The Bank had advances with partial prepayment symmetry outstanding totaling $1,617 at June 30, 2021, and $1,817 at December 31, 2020. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $70 at June 30, 2021, and $1,100 at December 31, 2020.
The Bank had putable advances totaling $220 at June 30, 2021, and December 31, 2020. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2021, and December 31, 2020, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Within 1 year	$10,034	$12,962	$10,184	$12,082
After 1 year through 2 years	2,373	5,299	2,373	6,399
After 2 years through 3 years	2,766	4,321	2,816	4,321
After 3 years through 4 years	4,369	2,704	4,369	2,704
After 4 years through 5 years	1,923	3,278	1,923	3,278
After 5 years	2,362	1,774	2,162	1,554
Total par value	$23,827	$30,338	$23,827	$30,338
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2021 and 2020. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021		Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$9,000	38%	$35	32%	$76	33%
MUFG Union Bank, National Association	4,075	17	28	25	59	25
First Technology Federal Credit Union	1,371	6	6	6	13	6
Luther Burbank Savings	1,005	4	4	4	8	3
Banc of California, National Association	496	2	3	3	5	2
Subtotal	15,947	67	76	70	161	69
Others	7,880	33	33	30	71	31
Total par value	$23,827	100%	$109	100%	$232	100%

	June 30, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$15,410	31%	$68	30%	$139	26%
MUFG Union Bank, National Association	8,400	17	44	19	106	19
JPMorgan Chase Bank, National Association(2)	3,052	6	10	5	34	6
CIT Bank, National Association	2,850	5	6	3	16	3
First Technology Federal Credit Union	2,450	5	12	5	23	4
Subtotal	32,162	64	140	62	318	58
Others	17,851	36	88	38	229	42
Total par value	$50,013	100%	$228	100%	$547	100%
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

At June 30, 2021, and December 31, 2020, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2021, or during 2020.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2021, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of June 30, 2021, and December 31, 2020.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances” in the Bank’s 2020 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2021, and December 31, 2020, are detailed below:

	June 30, 2021	December 31, 2020
Par value of advances:
Fixed rate:
Due within 1 year	$9,144	$11,044
Due after 1 year	13,788	17,126
Total fixed rate	22,932	28,170
Adjustable rate:
Due within 1 year	820	818
Due after 1 year	75	1,350
Total adjustable rate	895	2,168
Total par value	$23,827	$30,338
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2021, or December 31, 2020. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the three and six months ended June 30, 2021 and 2020, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Prepayment fees received/(paid)	$17	$35	$26	$39
Fair value adjustments	(10)	(24)	(11)	(27)
Net	$7	$11	$15	$12
Advance principal prepaid	$2,202	$14,573	$3,676	$16,786

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of June 30, 2021, and December 31, 2020, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2021	December 31, 2020
Fixed rate medium-term mortgage loans	$21	$27
Fixed rate long-term mortgage loans	1,250	1,879
Subtotal	1,271	1,906
Unamortized premiums	33	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio(1)	1,303	1,939
Less: Allowance for credit losses	(2)	(4)
Total mortgage loans held for portfolio, net	$1,301	$1,935
(1)Excludes accrued interest receivable of $8 and $10 at June 30, 2021, and December 31, 2020, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Relief to Borrowers During the COVID-19 Pandemic. Starting in the second quarter of 2020, the Bank elected to apply the troubled debt restructuring (TDR) relief provisions provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). As such, all loan modifications granted to borrowers adversely affected by the COVID-19 pandemic (COVID-related modifications) meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and the Bank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. At June 30, 2021, the Bank had $31 in these modifications outstanding, of which $1 were on nonaccrual status. At December 31, 2020, the Bank had a de minimis amount in these modifications outstanding. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification.
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
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for Bank’s mortgage loans at June 30, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2021
	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$10	$3	$13
60 – 89 days delinquent	6	1	7
90 days or more delinquent	44	15	59
Total past due	60	19	79
Total current loans	981	243	1,224
Total MPF(2)	$1,041	$262	$1,303
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$59
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			4.51%

December 31, 2020
	Origination Year
Payment Status	2016 to 2020	Prior to 2016	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(2)(6)	$1,748	$191	$1,939
In process of foreclosure, included above(3)			$1
Nonaccrual loans(2)(4)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(2)(5)			5.34%
(1)    The amortized cost in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs.
(2)    At June 30, 2021, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $50. Of that total, $3 were current, $3 were 30 to 59 days past due, $3 were 60 to 89 days past due, and $41 were greater than 89 days past due and in nonaccrual payment status. At December 31, 2020, unpaid principal balances of conventional mortgage loans held for portfolio that were in a forbearance plan as a result of the COVID-19 pandemic totaled $78. Of that total, $2 were current, $7 were 30 to 59 days past due, $1 were 60 to 89 days past due, and $68 were greater than 89 days past due and in nonaccrual payment status. The conventional mortgage loans in forbearance represent 4% of the Bank’s mortgage loans held for portfolio at June 30, 2021, and December 31, 2020.
(3)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(4)    At June 30, 2021, and December 31, 2020, $52 and $103, respectively, of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(5)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
(6)    The amortized costs of the mortgage loans by origination year in the 2016 to 2020 column and prior to 2016 column that were previously disclosed in the “Mortgage Loans Held for Portfolio” note were incorrectly presented as of December 31, 2020, in the Bank’s 2020 Form 10-K. The amortized costs of the mortgage loans by origination year as of December 31, 2020, have been corrected. The total amortized costs presented for each period were properly disclosed. These revisions had no effect on the Bank’s total assets, net interest income, or net income for all affected periods.
Allowance for Credit Losses on Mortgage Partnership Finance® (MPF®) Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At June 30, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 6.1% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.0% after five additional years in the forecast based on historical averages. At December 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.8% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and six months ended June 30, 2021 and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of the period	$3	$3	$4	$—
Adjustment for cumulative effect of accounting change	—	—	—	3
Provision for/(reversal of) credit losses	(1)	2	(2)	2
Balance, end of the period	$2	$5	$2	$5
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$894	0.01%	$732	0.01%
Fixed rate	9	0.01	16	0.01
Total interest-bearing deposits	903		748
Non-interest-bearing deposits	42		139
Total	$945		$887

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2021, and December 31, 2020.

	June 30, 2021		December 31, 2020
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$15,581	0.26%	$34,542	0.23%
After 1 year through 2 years	3,881	0.29	6,923	0.21
After 2 years through 3 years	1,155	0.41	751	1.00
After 3 years through 4 years	1,792	0.60	677	0.67
After 4 years through 5 years	3,667	0.84	185	0.82
After 5 years	2,789	1.45	1,311	2.24
Total par value	28,865	0.48%	44,389	0.31%
Unamortized premiums	6		10
Unamortized discounts	(5)		(5)
Valuation adjustments for hedging activities	(27)		13
Fair value option valuation adjustments	—		1
Total	$28,839		$44,408
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $9,610 at June 30, 2021, and $3,140 at December 31, 2020. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,775 at June 30, 2021, and $930 at December 31, 2020. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at June 30, 2021, and December 31, 2020, was as follows:

	June 30, 2021	December 31, 2020
Par value of consolidated obligation bonds:
Non-callable	$19,255	$41,249
Callable	9,610	3,140
Total par value	$28,865	$44,389
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2021, and December 31, 2020, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Within 1 year	$24,871	$36,667
After 1 year through 2 years	3,866	7,228
After 2 years through 3 years	40	396
After 3 years through 4 years	37	47
After 4 years through 5 years	2	—
After 5 years	49	51
Total par value	$28,865	$44,389
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$17,599	0.03%	$16,217	0.12%
Unamortized discounts	(1)		(4)
Total	$17,598		$16,213
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2021, and December 31, 2020, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2020 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021	December 31, 2020
Par value of consolidated obligations:
Bonds:
Fixed rate	$12,540	$6,632
Adjustable rate	16,090	37,712
Step-up	235	45
Total bonds, par value	28,865	44,389
Discount notes, par value	17,599	16,217
Total consolidated obligations, par value	$46,464	$60,606
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2021, or December 31, 2020. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended June 30, 2021 and 2020:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2020	$(213)	$(1)	$(14)	$(228)
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	192			192
Accretion of non-credit loss		1		1
Net current period other comprehensive income/(loss)	192	1	—	193
Balance, June 30, 2020	$(21)	$—	$(14)	$(35)

Balance, March 31, 2021	$381	$—	$(14)	$367
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	27			27
Net current period other comprehensive income/(loss)	27	—	—	27
Balance, June 30, 2021	$408	$—	$(14)	$394

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2021 and 2020:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(310)	—			(310)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(310)	—	1	—	(309)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, June 30, 2020	$(21)	$—	$—	$(14)	$(35)

Balance, December 31, 2020	$244	$—	$—	$(14)	$230
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	164	—			164
Net current period other comprehensive income/(loss)	164	—	—	—	164
Balance, June 30, 2021	$408	$—	$—	$(14)	$394
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of June 30, 2021, and December 31, 2020, the Bank complied with this capital guidance.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of June 30, 2021, and December 31, 2020, the Bank complied with these capital rules and requirements as shown in the following table.

	June 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$1,098	$6,037	$1,404	$5,966
Total regulatory capital	$2,170	$6,037	$2,745	$5,966
Total regulatory capital ratio	4.00%	11.13%	4.00%	8.69%
Leverage capital	$2,712	$9,056	$3,432	$8,949
Leverage ratio	5.00%	16.70%	5.00%	13.04%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3 outstanding to two institutions at June 30, 2021, and $2 outstanding to three institutions at December 31, 2020. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at the beginning of the period	$1	$83	$2	$138
Reclassified from/(to) capital during the period	3	—	3	3
Repurchase/redemption of mandatorily redeemable capital stock	(1)	—	(2)	(58)
Balance at the end of the period	$3	$83	$3	$83
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of a de minimis amount and $2 for the three months ended June 30, 2021 and 2020, respectively, and of a de minimis amount and $4 for the six months ended June 30, 2021 and 2020, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2021, and December 31, 2020.

Contractual Redemption Period	June 30, 2021	December 31, 2020
After 4 years through 5 years	$2	$—
Past contractual redemption date because of remaining activity(1)	1	2
Total	$3	$2
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 293% as of June 30, 2021.
In addition, the Bank monitors the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2,400 to $2,500 during 2019 and continuing through September 2020. In September 2020, the methodology was revised and resulted in a required level of retained earnings of $2,900. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1,900. In July 2021, the methodology was further revised and resulted in a required level of retained earnings of $1,500. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement, and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As of June 30, 2021, the amount in restricted retained earnings was 152% of the Bank’s restricted retained earnings minimum. The Bank’s restricted retained earnings totaled $761 at June 30, 2021, and December 31, 2020. The Bank’s unrestricted retained earnings totaled $3,004 and $2,919 at June 30, 2021, and December 31, 2020, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $149, or 0.28% of total assets as of June 30, 2021. Excess capital stock totaled $161, or 0.23% of total assets as of December 31, 2020.
In the second quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34, including $34 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $40, including $38 in dividends on capital stock and $2 in dividends on mandatorily redeemable capital stock.
In the first six months of 2021, the Bank paid dividends at an annualized rate of 5.47%, totaling $64, including $64 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first six months of 2020, the Bank paid dividends at an annualized rate of 5.99%, totaling $94, including $90 in dividends on capital stock and $4 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 29, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2021 at an annualized rate of 6.00%, totaling $35. The Bank recorded the dividend on July 29, 2021. The Bank expects to pay the dividend on August 10, 2021.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $294 and $707 in excess capital stock during the second quarter of 2021 and 2020, respectively, and $341 and $1,138 in excess capital stock during the first six months of 2021 and 2020, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2021 and 2020, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2021, or December 31, 2020.

	June 30, 2021		December 31, 2020
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$280	12%	$354	16%
Others	1,992	88	1,932	84
Total	$2,272	100%	$2,286	100%
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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business(1)	Mortgage- Related Business(2)	Adjusted Net Interest Income(1)	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(1)(3)	Income/(Expense) on Economic Hedges(4)	Interest Expense on Mandatorily Redeemable Capital Stock(5)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
June 30, 2021	$49	$60	$109	$3	$(21)	$—	$127	$(26)	$39	$62
June 30, 2020	72	75	147	6	(10)	2	149	(9)	43	97
Six months ended:
June 30, 2021	$101	$138	$239	$(7)	$(45)	$—	$291	$(47)	$78	$166
June 30, 2020	135	87	222	77	(18)	4	159	9	79	89
(1)    Amounts have been corrected to properly disclose the classification of amortization of basis adjustments and certain fees on prepaid advances within adjusted net interest income of the advances-related business segment and within amortization of basis adjustments. The Bank previously disclosed in “Note 10 - Segment Information” in the Bank’s second quarter 2020 Form 10-Q adjusted net interest income totaling $144 and $219 for the three and six months ended June 30, 2020, respectively. These amounts should have been disclosed as $147 and $222, respectively. These revisions had no effect on total assets, net interest income, or net income of the Bank reported for all affected periods.
(2)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $16 and $17 for the three months ended June 30, 2021 and 2020; and totaled $33 and $37 for the six months ended June 30, 2021 and 2020, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $(2) and $(7) for the three months ended June 30, 2021 and 2020, respectively, and $(8) and $32 for the six months ended June 30, 2021 and 2020, respectively.
(3)    Represents amortization of amounts deferred for adjusted net interest income purposes only and changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges recorded in net interest income.
(4)    The Bank includes income and expense associated with net settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives.”
(5)    The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at June 30, 2021, and December 31, 2020.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2021	$38,647	$15,597	$54,244
December 31, 2020	50,876	17,758	68,634

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2021, and December 31, 2020. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$36,617	$202	$81	$35,060	$88	$128
Total	36,617	202	81	35,060	88	128
Derivatives not designated as hedging instruments:
Interest rate swaps	36,992	9	22	42,804	4	16
Interest rate caps and floors	550	—	—	780	—	—
Mortgage delivery commitments	—	—	—	1	—	—
Total	37,542	9	22	43,585	4	16
Total derivatives before netting and collateral adjustments	$74,159	211	103	$78,645	92	144
Netting adjustments and cash collateral(1)		(211)	(82)		(89)	(132)
Total derivative assets and total derivative liabilities		$—	$21		$3	$12
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $18 and $72 at June 30, 2021, and December 31, 2020, respectively. Cash collateral received, including accrued interest, was $147 and $30 at June 30, 2021, and December 31, 2020, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$55	$50	$(14)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(35)	$(219)	$31
Hedged items	(22)	198	(14)
Net gain/(loss) on fair value hedging relationships	(57)	(21)	17
Net amortization of gain on discontinued fair value hedging relationships	(5)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(62)	$(48)	$17

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$142	$61	$(82)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(86)	$(81)	$2
Hedged items	(11)	24	6
Net gain/(loss) on fair value hedging relationships	(97)	(57)	8
Net amortization of gain on discontinued fair value hedging relationships	(1)	(2)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(98)	$(59)	$8

	Six Months Ended June 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$120	$111	$(36)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$99	$257	$(16)
Hedged items	(219)	(293)	40
Net gain/(loss) on fair value hedging relationships	(120)	(36)	24
Net amortization of gain on discontinued fair value hedging relationships	(8)	(54)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(128)	$(90)	$24

	Six Months Ended June 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$421	$112	$(358)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(737)	$(1,049)	$28
Hedged items	599	917	(17)
Net gain/(loss) on fair value hedging relationships	(138)	(132)	11
Net amortization of gain on discontinued fair value hedging relationships	(1)	(2)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(139)	$(134)	$11
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021			December 31, 2020
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$21,623	$9,396	$(9,906)	$23,605	$11,557	$(3,645)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$139	$(250)	$27	$477	$43	$(13)
Discontinued hedging relationships included in amortized cost	132	962	—	32	1,016	—
Total amount of fair value hedging basis adjustments	$271	$712	$27	$509	$1,059	$(13)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$13	$(3)	$55	$(146)
Net settlements	(21)	(10)	(45)	(18)
Mortgage delivery commitments	—	(1)	—	3
Net gain/(loss) on derivatives	$(8)	$(14)	$10	$(161)
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2021, was $13, for which the Bank had posted cash collateral of $12 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2021, and December 31, 2020.

	June 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$203	$(203)	$—	$—	$—
Cleared	8	(8)	—	(318)	318
Total			$—		$318
Derivative Liabilities
Uncleared	$82	$(68)	$14	$—	$14
Cleared	21	(14)	7	—	7
Total			$21		$21

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$85	$(85)	$—	$—	$—
Cleared	7	(4)	3	(379)	382
Total			$3		$382
Derivative Liabilities
Uncleared	$124	$(114)	$10	$—	$10
Cleared	20	(18)	2	—	2
Total			$12		$12

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

available to the Bank at June 30, 2021, and December 31, 2020. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2021, and December 31, 2020. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2021
	Net Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$53	$53	$53	$—	$—	$—
Interest-bearing deposits	1,126	1,126	1,126	—	—	—
Securities purchased under agreements to resell	4,000	4,000	—	4,000	—	—
Federal funds sold	4,938	4,938	—	4,938	—	—
Trading securities	2,922	2,922	—	2,922	—	—
AFS securities	11,443	11,443	—	9,616	1,827	—
HTM securities	3,974	4,003	—	3,745	258	—
Advances	24,194	24,330	—	24,330	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,301	1,305	—	1,305	—	—
Accrued interest receivable	62	62	—	62	—	—
Derivative assets, net(1)	—	—	—	211	—	(211)
Other assets(2)	24	24	24	—	—	—
Liabilities
Deposits	945	945	—	945	—	—
Consolidated obligations:
Bonds	28,839	28,818	—	28,818	—	—
Discount notes	17,598	17,598	—	17,598	—	—
Total consolidated obligations	46,437	46,416	—	46,416	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	29	29	—	29	—	—
Derivative liabilities, net(1)	21	21	—	103	—	(82)
Other
Standby letters of credit	32	32	—	32	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets
Cash and due from banks	$174	$174	$174	$—	$—	$—
Interest-bearing deposits	1,078	1,078	1,078	—	—	—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	1,880	1,880	—	1,880	—	—
Trading securities	4,260	4,260	—	4,260	—	—
AFS securities	15,679	15,679	—	13,644	2,035	—
HTM securities	5,081	5,115	—	4,827	288	—
Advances	30,976	31,166	—	31,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,935	1,941	—	1,941	—	—
Accrued interest receivable	82	82	—	82	—	—
Derivative assets, net(1)	3	3	—	92	—	(89)
Other assets(2)	22	22	22	—	—	—
Liabilities
Deposits	887	887	—	887	—	—
Consolidated obligations:
Bonds	44,408	44,457	—	44,457	—	—
Discount notes	16,213	16,214	—	16,214	—	—
Total consolidated obligations	60,621	60,671	—	60,671	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	24	24	—	24	—	—
Derivative liabilities, net(1)	12	12	—	144	—	(132)
Other
Standby letters of credit	36	36	—	36	—	—
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents or counterparty.
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2021:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2020 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the six months ended June 30, 2021.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2021, and December 31, 2020, by level within the fair value hierarchy.

June 30, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$2,920	$—	$—	$2,920
MBS – Other U.S. obligations – Ginnie Mae	—	2	—	—	2
Total trading securities	—	2,922	—	—	2,922
AFS securities:
U.S. obligations – Treasury securities	—	1,161	—	—	1,161
MBS:
GSEs – multifamily	—	8,455	—	—	8,455
PLRMBS	—	—	1,827	—	1,827
Subtotal MBS	—	8,455	1,827	—	10,282
Total AFS securities	—	9,616	1,827	—	11,443
Advances(2)	—	1,984	—	—	1,984
Derivative assets, net: interest rate-related	—	211	—	(211)	—
Other assets	24	—	—	—	24
Total recurring fair value measurements – Assets	$24	$14,733	$1,827	$(211)	$16,373
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$235	$—	$—	$235
Derivative liabilities, net: interest rate-related	—	103	—	(82)	21
Total recurring fair value measurements – Liabilities	$—	$338	$—	$(82)	$256
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$4,257	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,260	—	—	4,260
AFS securities:
U.S. obligations – Treasury securities	—	4,983	—	—	4,983
MBS:
GSEs – multifamily	—	8,661	—	—	8,661
PLRMBS	—	—	2,035	—	2,035
Subtotal MBS	—	8,661	2,035	—	10,696
Total AFS securities	—	13,644	2,035	—	15,679
Advances(2)	—	2,147	—	—	2,147
Derivative assets, net: interest rate-related	—	92	—	(89)	3
Other assets	22	—	—	—	22
Total recurring fair value measurements – Assets	$22	$20,143	$2,035	$(89)	$22,111
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$111	$—	$—	$111
Derivative liabilities, net: interest rate-related	—	144	—	(132)	12
Total recurring fair value measurements – Liabilities	$—	$255	$—	$(132)	$123
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2021, and December 31, 2020.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2021, and December 31, 2020.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2021, and the year ended December 31, 2020.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2021	June 30, 2020
Balance, beginning of the period	$1,926	$2,226
Total gain/(loss) realized and unrealized included in:
Interest income	17	17
(Provision for)/reversal of credit losses	1	10
Unrealized gain/(loss) included in AOCI	20	94
Settlements	(137)	(122)
Balance, end of the period	$1,827	$2,225
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$18	$26

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance, beginning of the period	$2,035	$2,597
Total gain/(loss) realized and unrealized included in:
Interest income	34	36
(Provision for)/reversal of credit losses	6	(29)
Unrealized gain/(loss) included in AOCI	29	(140)
Settlements	(277)	(240)
Transfers of HTM securities to AFS securities	—	1
Balance, end of the period	$1,827	$2,225
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$39	$7
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
The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2021 and 2020:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2021		June 30, 2020
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,587	$31	$4,334	$254
New transactions elected for fair value option	20	220	—	—
Maturities and terminations	(617)	(15)	(868)	(125)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(6)	(1)	14	—
Change in accrued interest	—	—	(2)	(1)
Balance, end of the period	$1,984	$235	$3,478	$128

	Six Months Ended
	June 30, 2021		June 30, 2020
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,147	$111	$4,370	$337
New transactions elected for fair value option	670	220	7,070	—
Maturities and terminations	(800)	(95)	(8,065)	(210)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(32)	(1)	105	2
Change in accrued interest	(1)	—	(2)	(1)
Balance, end of the period	$1,984	$235	$3,478	$128
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2021 and 2020. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2021, and December 31, 2020:

	June 30, 2021			December 31, 2020
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,888	$1,984	$96	$2,017	$2,147	$130
Consolidated obligation bonds	235	235	—	110	111	1
(1)    At June 30, 2021, and December 31, 2020, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $666,747 at June 30, 2021, and $746,722 at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $46,464 at June 30, 2021, and $60,606 at December 31, 2020. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2020 Form 10-K.
Off-balance sheet commitments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021			December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,558	$4,311	$15,869	$14,838	$4,551	$19,389
Commitments to issue consolidated obligation discount notes, par	4,603	—	4,603	—	—	—
Commitments to issue consolidated obligation bonds, par	130	—	130	—	—	—
Commitments to purchase mortgage loans	—	—	—	1	—	1
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At June 30, 2021, the original terms of these standby letters of credit range from 1 days to 15 years, including a final expiration in 2036. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $32 and $36 at June 30, 2021, and December 31, 2020, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2021, and December 31, 2020.
There were no commitments to fund advances at June 30, 2021, and December 31, 2020. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank had previously entered into commitments that unconditionally obligated it to purchase mortgage loans from its members. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of June 30, 2021, the Bank had pledged total collateral of $336, including securities with a carrying value of $318, all of which may be repledged, and cash collateral and related accrued interest of $18 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2020, the Bank had pledged total collateral of $451, including securities with a carrying value

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of $379, all of which may be repledged, and cash collateral and related accrued interest of $72 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

	June 30, 2021	December 31, 2020
Assets:
Advances	$2,885	$2,650
Accrued interest receivable	2	3
Liabilities:
Deposits	$44	$27
Capital:
Capital Stock	$103	$103

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income:
Advances	$13	$20	$26	$40
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2021, and December 31, 2020, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2020 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled $1 at June 30, 2021, and December 31, 2020, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2021, the Bank extended no overnight loans to other FHLBanks. During the six months ended June 30, 2020, the Bank extended overnight loans to other FHLBanks for $900. During the six months ended June 30, 2021 and 2020, the Bank borrowed $110 and $860, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

which the Bank invested and which remain outstanding on its Statements of Condition. For the six months ended June 30, 2021 and 2020, the Bank recorded $1 in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
In addition, the Bank receives a counterparty fee from the FHLBank of Chicago for facilitating the sale of loans under the MPF Program. For the three and six months ended June 30, 2021 and 2020, the Bank recorded de minimis amounts in MPF counterparty fee income from the FHLBank of Chicago, which were recorded in the Statements of Income as other income.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 15 — Subsequent Events
There were no material events identified, subsequent to June 30, 2021, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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
•changes in investor demand for consolidated obligations (including the terms of consolidated obligations) or the terms of interest rate exchange or similar agreements;
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

Quarterly Overview
Net income for the second quarter of 2021 was $55 million, compared with net income of $88 million for the second quarter of 2020. The $33 million decrease in net income relative to the prior-year period reflected a decrease in net interest income of $17 million, a decrease in other income/(loss) of $17 million, and a decline in recovery of credit losses by $5 million. These decreases to net income were partially offset by a decrease in other expense of $4 million and a $2 million reduction in the Affordable Housing Program assessment, which reflected the decline in pre-assessment income.
The $17 million decrease in net interest income primarily reflected a decrease in interest-earning assets, an increase in net losses on designated fair value hedges of $11 million, and a decrease in prepayment fees of $4 million received on advances. These decreases to net interest income were partially offset by an improvement in interest rate spreads on interest-earning assets. The $17 million decrease in other income/(loss) was primarily attributable to an increase in net fair value losses associated with financial instruments carried at fair value, partially offset by a decrease in net fair value losses associated with non-hedge qualifying derivatives.
At June 30, 2021, total assets were $54.2 billion, a decrease of $14.4 billion from $68.6 billion at December 31, 2020. Advances decreased $6.8 billion, to $24.2 billion at June 30, 2021, from $31.0 billion at December 31, 2020, as many members maintained significant deposit balances and liquidity resulting from the ongoing economic and financial market impacts of the COVID-19 pandemic, including government intervention. In addition, total investments decreased $6.8 billion, to $28.4 billion at June 30, 2021, from $35.2 billion at December 31, 2020. The majority of the decrease in investments reflected a reduction in U.S. Treasury securities and securities purchased under agreements to resell, which was partially offset by an increase in Federal funds sold, as the Bank continued to manage its liquidity. MBS also contributed to the decline in investments by $1.5 billion.
Accumulated other comprehensive income/(loss) (AOCI) increased by $164 million during the second quarter of 2021, to $394 million at June 30, 2021, from $230 million at December 31, 2020. The increase in AOCI during the second quarter of 2021 primarily reflected higher fair values of MBS classified as available-for-sale.
On July 29, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2021 at an annualized rate of 6.00%. The dividend will total $35 million. The Bank recorded the dividend on July 29, 2021, and expects to pay the dividend on August 10, 2021.
As of June 30, 2021, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 11.1%, exceeding the 4.0% requirement. The Bank had $6.0 billion in permanent capital, exceeding its risk-based capital requirement of $1.1 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under the current law. The Bank is actively monitoring these proposals.
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy, including fiscal stimulus and quantitative easing. At the end of 2020, the Federal Reserve maintained a Federal funds target range of

0.00% to 0.25%. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in demand for advances from members. The Bank continued to meet its funding needs through the second quarter of 2021.
The Bank transitioned to remote work in mid-March 2020 and continued to operate effectively with employees working remotely through the second quarter of 2021. The Bank has assessed the remote work environment and has taken measures to mitigate cyber-security risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. The ultimate impact of the disruption caused by the pandemic continues to be uncertain. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents, cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
Because the Bank relies on vendors and other third parties to perform certain critical services, should one of our critical vendors or third parties experience a failure or any interruption to their business related to the COVID-19 pandemic, including as a result of stay-at-home requirements and using a hybrid onsite and remote workforce, the Bank may be unable to conduct and effectively manage certain parts of its business.
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
The full duration and impact of the pandemic and subsequent governmental and public actions remain uncertain. Demand for advances may continue to remain low or decrease because of the impact of government stimulus on member liquidity, Federal Reserve Board policies (including lower interest rates set by the Federal Open Market Committee (FOMC)), and reduced member asset activity. The Bank believes that lower demand from the Bank’s members for advances will likely continue into the foreseeable future. The risk of credit losses is likely to increase. In addition, other possible effects on the Bank from the COVID-19 pandemic may include, but are not limited to, further disruption to the Bank’s members, uncertainties in the credit markets, and a decline in the fair value of assets or an increase in the write-down of investments.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Selected Balance Sheet Items at Quarter End
Total Assets	$54,244	$57,908	$68,634	$75,870	$93,440
Advances	24,194	28,140	30,976	37,693	50,970
Mortgage Loans Held for Portfolio, Net	1,301	1,581	1,935	2,404	2,888
Investments(1)	28,403	27,526	35,228	35,221	39,029
Consolidated Obligations:(2)
Bonds	28,839	33,011	44,408	54,921	66,449
Discount Notes	17,598	17,109	16,213	13,300	19,416
Mandatorily Redeemable Capital Stock	3	1	2	2	83
Capital Stock —Class B —Putable	2,269	2,238	2,284	2,465	2,668
Unrestricted Retained Earnings	3,004	2,983	2,919	2,858	2,765
Restricted Retained Earnings	761	761	761	761	729
Accumulated Other Comprehensive Income/(Loss) (AOCI)	394	367	230	136	(35)
Total Capital	6,428	6,349	6,194	6,220	6,127
Selected Operating Results for the Quarter
Net Interest Income	$125	$158	$167	$147	$142
Provision for/(Reversal of) Credit Losses	(2)	(6)	(4)	(2)	(7)
Other Income/(Loss)	(26)	(21)	(20)	70	(9)
Other Expense	39	39	46	40	43
Affordable Housing Program Assessment	7	10	11	18	9
Net Income/(Loss)	$55	$94	$94	$161	$88
Selected Other Data for the Quarter
Net Interest Margin(3)	0.88%	1.04%	0.94%	0.69%	0.51%
Operating Expenses as a Percent of Average Assets	0.25	0.23	0.23	0.17	0.13
Return on Average Assets	0.38	0.61	0.52	0.76	0.32
Return on Average Equity	3.45	6.04	6.04	10.59	5.66
Annualized Dividend Rate	6.00	5.00	5.00	5.00	5.00
Dividend Payout Ratio(4)	60.67	32.44	34.61	22.81	42.93
Average Equity to Average Assets Ratio	11.07	10.01	8.65	7.16	5.64
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	11.13	10.33	8.69	8.02	6.68
Duration Gap (in months)	1	1	1	2	1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2021	$666,747
March 31, 2021	696,385
December 31, 2020	746,722
September 30, 2020	819,863
June 30, 2020	915,753
(3)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(4)This ratio is calculated as dividends per share divided by net income per share.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2021 and 2020, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2021 Compared to Second Quarter of 2020

Average Balance Sheets

	Three Months Ended
	June 30, 2021			June 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,185	$1	0.15%	$4,351	$1	0.15%
Securities purchased under agreements to resell	1,265	—	0.06	5,410	1	0.06
Federal funds sold	5,783	1	0.07	6,513	1	0.06
Trading securities:
Mortgage-backed securities (MBS)	2	—	2.27	3	—	3.24
Other investments	3,792	20	2.06	4,310	22	2.08
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	9,832	49	2.02	11,021	57	2.08
Other investments(3)	1,587	1	0.24	5,339	4	0.27
Held-to-maturity (HTM) securities:(1)
MBS	4,121	11	1.11	6,459	29	1.82
Mortgage loans held for portfolio	1,433	4	0.94	3,091	16	2.04
Advances(3)	28,195	55	0.79	64,129	142	0.89
Total interest-earning assets	57,195	142	0.99	110,626	273	0.99
Other assets(4)(5)	1,041	—		(537)	—
Total Assets	$58,236	$142		$110,089	$273
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$31,035	$14	0.18%	$73,927	$82	0.45%
Discount notes	18,971	3	0.05	28,317	47	0.67
Deposits and other borrowings	1,292	—	0.07	919	—	0.16
Mandatorily redeemable capital stock	4	—	2.52	83	2	7.81
Borrowings from other FHLBanks	1	—	0.06	—	—	—
Total interest-bearing liabilities	51,303	17	0.13	103,246	131	0.51
Other liabilities(4)	488	—		638	—
Total Liabilities	51,791	17		103,884	131
Total Capital	6,445	—		6,205	—
Total Liabilities and Capital	$58,236	$17		$110,089	$131
Net Interest Income		$125			$142
Net Interest Spread(6)			0.86%			0.48%
Net Interest Margin(7)			0.88%			0.51%
Interest-earning Assets/Interest-bearing Liabilities	111.48%			107.15%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $13 million and $14 million for the three months ended June 30, 2021 and 2020, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(27)	$—	$(32)
Net gain/(loss) on derivatives and hedged items	(1)	—	—	(1)
Net interest settlements on derivatives	(56)	(21)	17	(60)
Total net interest income/(expense)	$(62)	$(48)	$17	$(93)

	Three Months Ended
	June 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	(2)	$—	$(3)
Net gain/(loss) on derivatives and hedged items	2	9	—	11
Net interest settlements on derivatives	(99)	(66)	8	(157)
Total net interest income/(expense)	$(98)	$(59)	$8	$(149)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related losses on HTM securities.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the second quarter of 2021 was $125 million, a 12% decrease from $142 million in the second quarter of 2020. The following table details the changes in interest income and interest expense for the second quarter of 2021 compared to the second quarter of 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$(1)	$—
Trading securities: Other investments	(2)	(2)	—
AFS securities:
MBS(2)	(8)	(6)	(2)
Other investments(2)	(3)	(2)	(1)
HTM securities: MBS	(18)	(9)	(9)
Mortgage loans held for portfolio	(12)	(6)	(6)
Advances(2)	(87)	(72)	(15)
Total interest-earning assets	(131)	(98)	(33)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(68)	(34)	(34)
Discount notes	(44)	(11)	(33)
Mandatorily redeemable capital stock	(2)	(1)	(1)
Total interest-bearing liabilities	(114)	(46)	(68)
Net interest income	$(17)	$(52)	$35
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 88 basis points for the second quarter of 2021, 37 basis points higher than the net interest margin for the second quarter of 2020, which was 51 basis points. The net interest spread was 86 basis points for the second quarter of 2021, 38 basis points higher than the net interest spread for the second quarter of

2020, which was 48 basis points. These increases were primarily a result of lower funding costs, partially offset by an increase in net losses on designated fair value hedges.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2021 and 2020.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2021	June 30, 2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(19)	$(18)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(5)	14
Net gain/(loss) on derivatives	(8)	(14)
Other, net	6	9
Total Other Income/(Loss)	$(26)	$(9)
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(19) million and $(18) million for the three months ended June 30, 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2021	June 30, 2020
Advances	$(6)	$14
Consolidated obligation bonds	1	—
Total	$(5)	$14
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2021 and 2020.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

	Three Months Ended
(In millions)	June 30, 2021			June 30, 2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$4	$(9)	$(5)	$(5)	$(8)	$(13)
Not elected for fair value option	(5)	1	(4)	21	(11)	10
Consolidated obligation bonds:
Elected for fair value option	(1)	1	—	—	—	—
Not elected for fair value option	1	1	2	(13)	7	(6)
Consolidated obligation discount notes:
Not elected for fair value option	—	(1)	(1)	(18)	17	(1)
Non-MBS investments:
Not elected for fair value option	14	(14)	—	12	(15)	(3)
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	(1)	—	(1)
Total	$13	$(21)	$(8)	$(4)	$(10)	$(14)
During the second quarter of 2021, net losses on derivatives totaled $8 million compared to net losses of $14 million in the second quarter of 2020. These amounts included expense of $21 million and expense of $10 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Average Balance Sheets

	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,219	$1	0.14%	$3,890	$13	0.69%
Securities purchased under agreements to resell	1,497	—	0.07	5,161	19	0.72
Federal funds sold	5,028	2	0.07	5,877	15	0.53
Trading securities:
MBS	2	—	2.40	3	—	3.37
Other investments	3,939	41	2.08	3,672	38	2.09
AFS securities:(1)
MBS(2)(3)	10,026	108	2.18	10,613	89	1.69
Other investments(3)	2,819	3	0.20	5,317	23	0.87
HTM securities:(1)
MBS	4,369	24	1.13	6,794	73	2.16
Mortgage loans held for portfolio	1,588	27	3.38	3,201	15	0.95
Advances(4)	29,009	120	0.83	65,542	421	1.29
Total interest-earning assets	59,496	326	1.10	110,070	706	1.29
Other assets(4)(5)	1,032	—		340	—
Total Assets	$60,528	$326		$110,410	$706
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$34,688	$36	0.21%	$73,829	$358	0.98%
Discount notes	17,719	7	0.07	28,433	151	1.07
Deposits and other borrowings	1,201	—	0.08	739	2	0.52
Mandatorily redeemable capital stock	3	—	3.75	107	4	7.63
Borrowings from other FHLBanks	1	—	0.06	1	—	9.52
Total interest-bearing liabilities	53,612	43	0.16	103,109	515	1.01
Other liabilities(4)	548	—		826	—
Total Liabilities	54,160	43		103,935	515
Total Capital	6,369	—		6,475	—
Total Liabilities and Capital	$60,529	$43		$110,410	$515
Net Interest Income		$283			$191
Net Interest Spread(6)			0.94%			0.28%
Net Interest Margin(7)			0.96%			0.35%
Interest-earning Assets/Interest-bearing Liabilities	110.98%			106.75%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $26 million and $31 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(54)	$—	$(62)
Net gain/(loss) on derivatives and hedged items	1	9	—	10
Net interest settlements on derivatives	(121)	(45)	24	(142)
Total net interest income/(expense)	$(128)	$(90)	$24	$(194)

	Six Months Ended
	June 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	$(2)	$—	$(3)
Net gain/(loss) on derivatives and hedged items	(6)	(36)	—	(42)
Net interest settlements on derivatives	(132)	(96)	11	(217)
Total net interest income/(expense)	$(139)	$(134)	$11	$(262)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on HTM securities.
(6)Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first six months of 2021 was $283 million, an 48% increase from $191 million in the first six months of 2020. The following table details the changes in interest income and interest expense for the first six months of 2021 compared to the first six months of 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(12)	$(6)	$(6)
Securities purchased under agreements to resell	(19)	(8)	(11)
Federal funds sold	(13)	(2)	(11)
Trading securities: Other investments	3	3	—
AFS securities:
MBS(2)	19	(5)	24
Other investments(2)	(20)	(8)	(12)
HTM securities: MBS	(49)	(21)	(28)
Mortgage loans held for portfolio	12	(10)	22
Advances(2)	(301)	(184)	(117)
Total interest-earning assets	(380)	(241)	(139)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(322)	(130)	(192)
Discount notes	(144)	(41)	(103)
Deposits and other borrowings	(2)	—	(2)
Mandatorily redeemable capital stock	(4)	(3)	(1)
Total interest-bearing liabilities	(472)	(174)	(298)
Net interest income	$92	$(67)	$159
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 96 basis points for the first six months of 2021, 61 basis points higher than the net interest margin for the first six months of 2020, which was 35 basis points. The net interest spread was 94 basis points for the first six months of 2021, 66 basis point higher than the net interest spread for the first six months of 2020, which was 28 basis points. These increases were primarily a result of an increase in net gains on designated fair value hedges, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and lower funding costs.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2021 and 2020.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(37)	$55
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(31)	103
Net gain/(loss) on derivatives	10	(161)
Other, net	11	12
Total Other Income/(Loss)	$(47)	$9
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(37) million and $55 million for the six months ended June 30, 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Advances	$(32)	$105
Consolidated obligation bonds	1	(2)
Total	$(31)	$103
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

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

	Six Months Ended
(In millions)	June 30, 2021			June 30, 2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$46	$(19)	$27	$(114)	$(10)	$(124)
Not elected for fair value option	(16)	1	(15)	30	(22)	8
Consolidated obligation bonds:
Elected for fair value option	(1)	1	—	2	—	2
Not elected for fair value option	(3)	1	(2)	5	7	12
Consolidated obligation discount notes:
Not elected for fair value option	2	(1)	1	(5)	26	21
Non-MBS investments:
Not elected for fair value option	27	(28)	(1)	(64)	(19)	(83)
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	3	—	3
Total	$55	$(45)	$10	$(143)	$(18)	$(161)
During the first six months of 2021, net gains on derivatives and hedging activities totaled $10 million compared to net losses of $161 million in the first six months of 2020. These amounts included expense of $45 million and expense of $18 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Return on Average Equity. Return on average equity (ROE) was 3.45% (annualized) for the second quarter of 2021, compared to 5.66% (annualized) for the second quarter of 2020. The decrease primarily reflected lower net income for the second quarter of 2021, which decreased 38%, from $88 million in the second quarter of 2020 to $55 million in the second quarter of 2021, and an increase in average equity from $6.2 billion in the second quarter of 2020 to $6.4 billion in the second quarter of 2021.
ROE was 4.72% (annualized) for the first six months of 2021, compared to 2.47% (annualized) for the first six months of 2020. The increase primarily reflected higher net income for the first six months of 2021, which increased 86%, from $80 million in the first six months of 2020 to $149 million in the first six months of 2021, and a decrease in average equity from $6.5 billion in the first six months of 2020 to $6.4 billion in the first six months of 2021.
Dividends and Retained Earnings. In the second quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $40 million, including $38 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock.
In the first six months of 2021, the Bank paid dividends at an annualized rate of 5.47%, totaling $64 million, including $64 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first six months of 2020, the Bank paid dividends at an annualized rate of 5.99%, totaling $94 million, including $90 million in dividends on capital stock and $4 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 29, 2021, the Bank’s board of directors declared a cash dividend on the capital stock outstanding during the second quarter of 2021 at an annualized rate of 6.00%, totaling $35 million. The Bank recorded the dividend on July 29, 2021. The Bank expects to pay the dividend on August 10, 2021.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during all of 2019 and continuing through September 2020. In September 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.9 billion. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.9 billion. In July 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $761 million as of June 30, 2021, and December 31, 2020.
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
Financial Condition
Total assets were $54.2 billion at June 30, 2021, compared to $68.6 billion at December 31, 2020. Advances decreased by $6.8 billion, or 22%, to $24.2 billion at June 30, 2021, from $31.0 billion at December 31, 2020. MBS investments decreased by $1.5 billion, or 10%, to $14.3 billion at June 30, 2021, from $15.8 billion at December 31, 2020. Average total assets were $58.2 billion for the second quarter of 2021, a 47% decrease from $110.1 billion for the second quarter of 2020. Average total assets were $60.5 billion for the first six months of 2021, a 45% decrease from $110.4 billion for the first six months of 2020. Average advances were $28.2 billion for the second quarter of 2021, a 56% decrease from $64.1 billion for the second quarter of 2020. Average advances were $29.0 billion for the first six months of 2021, a 56% decrease from $65.5 billion for the first six months of 2020. Average MBS investments were $14.0 billion for the second quarter of 2021, a 20% decrease from $17.5 billion for the second quarter of 2020. Average MBS investments were $14.4 billion for the first six months of 2021, a 17% decrease from $17.4 billion for the first six months of 2020.
Advances outstanding at June 30, 2021, included unrealized gains of $367 million, of which $271 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $96 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2020, included unrealized gains of $639 million, of which $509 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $130 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2020, to June 30, 2021, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $47.8 billion at June 30, 2021, a decrease of $14.6 billion from $62.4 billion at December 31, 2020, primarily reflecting a $14.2 billion decrease in consolidated obligations outstanding to $46.4 billion at June 30, 2021, from $60.6 billion at December 31, 2020. Average total liabilities were $51.8 billion for the second quarter of 2021, a 50% decrease compared to $103.9 billion for the second quarter of 2020. Average total liabilities were $54.2 billion for the first six months of 2021, a 48% decrease compared to $103.9 billion for the first six months of 2020. Average consolidated obligations were $50.0 billion for the second quarter of 2021 and $102.2 billion for the second quarter of 2020. Average consolidated obligations were $52.4 billion for the first six months of 2021 and $102.3 billion for the first six months of 2020.
Consolidated obligations outstanding at June 30, 2021, included unrealized gains of $27 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and a de minimis amount of unrealized gains on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2020, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2020, to June 30, 2021, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $666.7 billion at June 30, 2021, and $746.7 billion at December 31, 2020.
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
On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Fallbacks Protocol (Protocol) by December 31, 2020, and, to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. On October 23, 2020, International Swaps and Derivatives Association, Inc. (ISDA) launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 Interbank Offered Rate (IBOR) Protocol. Both the Supplement and the Protocol took effect on January 25, 2021. As part of its LIBOR transition efforts, the Bank and all of its uncleared derivatives counterparties have adhered to the Protocol. On January 25, 2021, all of the Bank’s outstanding legacy bilateral derivative transactions that referenced a covered IBOR, including U.S. dollar LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings.
Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcements constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor was fixed as of the date of the announcement.
At June 30, 2021, the Bank had no exposure to LIBOR settings that cease immediately after December 31, 2021.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at June 30, 2021, and December 31, 2020.

LIBOR-Indexed Financial Instruments
(In millions)
June 30, 2021
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$—	$250	$—	$10	$260
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	93	4,733	4,826
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	1,488	518	318	745	3,069
Uncleared	38	112	22	337	509
Total	$1,526	$880	$433	$5,825	$8,664

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$1,300	$—	$—	$—	$1,300
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	70	210	60	30	370
Uncleared	—	35	—	30	65
Total	$1,370	$245	$60	$60	$1,735

December 31, 2020
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$250	$—	$10	$360
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	1	98	5,645	5,744
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,852	887	369	798	8,906
Uncleared	213	112	22	394	741
Total	$7,165	$1,250	$489	$6,847	$15,751

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$6,798	$—	$—	$—	$6,798
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	1,523	559	100	28	2,210
Uncleared	238	35	—	95	368
Total	$8,559	$594	$100	$123	$9,376
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.

As of June 30, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. During 2021 and in total, the Bank has issued $1.1 billion and $102.3 billion, respectively, in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index at June 30, 2021, and December 31, 2020.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)	Amount Outstanding
Interest Rate Index	June 30, 2021	December 31, 2020
LIBOR	$1,300	$6,798
SOFR	14,790	30,915
Total par value	$16,090	$37,713
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $12.3 billion to $38.6 billion (71% of total assets) at June 30, 2021, from $50.9 billion (74% of total assets) at December 31, 2020.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $49 million in the second quarter of 2021, a decrease of $23 million, or 32%, compared to $72 million in the second quarter of 2020. Adjusted net interest income for this segment was $101 million in the first six months of 2021, a decrease of $34 million, or 25%, compared to $135 million in the first six months of 2020. These decreases were primarily due to lower balances of advances and other credit products combined with a decline in spreads on advances-related assets due to lower interest rates.

Adjusted net interest income for this segment represented 45% and 49% of total adjusted net interest income for the second quarter of 2021 and 2020, respectively, and 42% and 61% of total adjusted net interest income for the first six months of 2021 and 2020, respectively.
Advances – The par value of advances outstanding decreased by $6.5 billion, or 21%, to $23.8 billion at June 30, 2021, from $30.3 billion at December 31, 2020. Average advances outstanding were $28.2 billion for the second quarter of 2021, a 56% decrease from $64.1 billion for the second quarter of 2020. Average advances outstanding were $29.0 billion for the first six months of 2021, a 56% decrease from $65.5 billion for the first six months of 2020. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies.
As of June 30, 2021, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $3.6 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2020, and advances outstanding to the Bank’s other borrowers decreased by $2.9 billion. Advances to the top five borrowers decreased to $15.9 billion at June 30, 2021, from $19.5 billion at December 31, 2020, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of June 30, 2021, as presented in “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” and “Item 1. Financial Statements – Note 9 – Capital – Concentration.” The $6.5 billion decrease in advances outstanding reflected a $5.2 billion decrease in fixed rate advances, a $1.1 billion decrease in adjustable rate advances, and a $0.2 billion decrease in variable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the foreseeable future.
The components of the advances portfolio at June 30, 2021, and December 31, 2020, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2021		December 31, 2020
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$250	1%
Adjustable – SOFR, callable at borrower’s option	—	—	1,100	4
Subtotal adjustable rate advances	250	1	1,350	5
Fixed	5,586	23	6,108	20
Fixed – amortizing	86	—	126	—
Fixed – with PPS(1)	1,587	7	1,687	5
Fixed – with FPS(1)	15,373	65	19,919	66
Fixed – with caps and PPS(1)	10	—	110	—
Fixed – callable at borrower’s option with FPS(1)	70	—	—	—
Fixed – putable at Bank’s option	200	1	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	22,932	96	28,170	92
Daily variable rate	645	3	818	3
Total par value	$23,827	100%	$30,338	100%
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

The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at June 30, 2021, and December 31, 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	June 30, 2021	December 31, 2020
Due in 2021	$—	$100
Due in 2022	250	250
Due after June 30, 2023(1)	10	10
Total LIBOR-Indexed Advances(2)	$260	$360
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $14.1 billion and $19.4 billion as of June 30, 2021, and December 31, 2020, respectively. The decrease in the total size of the non-MBS investment portfolio primarily reflected a decrease in securities purchased under agreements to resell and U.S. Treasury securities, that was partially offset by an increase in Federal funds sold, as the Bank continued to manage its liquidity.
Interest rate payment terms for non-MBS investments classified as trading and AFS at June 30, 2021, and December 31, 2020, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2021	December 31, 2020
Fair value of fixed rate trading securities	$2,920	$4,257
Amortized cost of AFS securities	1,160	4,980
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $32.2 billion at June 30, 2021, from $44.7 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these types of consolidated obligation bonds are issued on behalf of the Bank, the Bank typically enters into interest rate exchange agreements with features that offset the complex features of the bonds to convert the bonds to adjustable rate instruments. For example, the Bank may issue fixed rate callable bonds and simultaneously execute an interest rate exchange agreement with call features to offset the call options embedded in the callable bonds.
At June 30, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $58.2 billion, of which $23.3 billion were hedging advances, $22.1 billion were hedging consolidated obligations, $4.1 billion were economically hedging non-MBS investments, and $8.7 billion were offsetting derivatives. At December 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.4 billion, of which $28.5 billion were hedging advances, $20.7 billion were hedging consolidated obligations, $7.1 billion were economically hedging non-MBS investments, and $11.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the FOMC stated that the COVID-19 outbreak presented evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March 2020 Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter of 2020, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of June 30, 2021, and December 31, 2020.

Selected Market Interest Rates

Market Instrument	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Federal Reserve target range for overnight Federal funds	0.00-0.25%	0.00-0.25%	0.00-0.25%	1.50-1.75%
Secured Overnight Financing Rate	0.05	0.07	0.10	1.55
3-month Treasury bill	0.04	0.06	0.14	1.55
2-year Treasury note	0.25	0.12	0.15	1.57
5-year Treasury note	0.89	0.36	0.29	1.69

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
Assets associated with this segment were $15.6 billion (29% of total assets) at June 30, 2021, and $17.8 billion at December 31, 2020 (26% of total assets).
Adjusted net interest income for this segment was $60 million in the second quarter of 2021, a decrease of $15 million, or 20%, from $75 million in the second quarter of 2020. The quarterly decrease was primarily a result of lower earnings from lower balances of mortgage-related products and a smaller reversal of prior period expected credit losses, partially offset by higher spreads from lower funding costs. Adjusted net interest income for this segment was $138 million in the first six months of 2021, an increase of $51 million, or 59%, from $87 million in the first six months of 2020. This increase was primarily a result of higher spreads from lower funding costs, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and a reversal of prior period expected credit losses, partially offset by lower earnings from lower balances of mortgage-related products.

Adjusted net interest income for this segment represented 55% and 51% of total adjusted net interest income for the second quarter of 2021 and 2020, respectively, and 58% and 39% of total adjusted net interest income for the first six months of 2021 and 2020, respectively.
MBS Investments – The Bank’s MBS portfolio was $14.3 billion at June 30, 2021, compared with $15.8 billion at December 31, 2020. During the first six months of 2021, the Bank’s MBS portfolio decreased with $1.4 billion in principal repayments and a $0.3 billion decrease in basis adjustments, partially offset by $0.2 billion of fair value gains. Average MBS investments were $14.0 billion in the second quarter of 2021, a decrease of $3.5 billion from $17.5 billion in the second quarter of 2020. Average MBS investments were $14.4 billion in the first six months of 2021, a decrease of $3.0 billion from $17.4 billion in the first six months of 2020. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and held-to-maturity (HTM) at June 30, 2021, and December 31, 2020, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2021	December 31, 2020
Fair value of trading securities:
Adjustable rate	$2	$3
Total trading securities	$2	$3
Amortized cost of AFS securities:
Fixed rate	$8,655	$9,050
Adjustable rate	1,235	1,426
Total AFS securities	$9,890	$10,476
Amortized cost of HTM securities:
Fixed rate	$613	$1,013
Adjustable rate	3,361	4,068
Total HTM securities	$3,974	$5,081
MPF Program – Under the MPF Program, the Bank had purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank facilitated the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sold loans under the MPF Xtra product, the loans were sold to a third-party investor and were not recorded on the Bank’s Statements of Condition. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. By March 31, 2021, the Bank had closed all remaining open commitments to purchase loans for its own portfolio under the MPF Original product. By June 30, 2021, the Bank no longer facilitated the purchase of mortgage loans under the MPF Xtra product.
As of June 30, 2021, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.
Mortgage loan balances decreased to $1.3 billion at June 30, 2021, from $1.9 billion at December 31, 2020, a decrease of $0.6 billion. Average mortgage loans were $1.4 billion in the second quarter of 2021, a decrease of $1.7 billion from $3.1 billion in the second quarter of 2020. Average mortgage loans were $1.6 billion in the first six months of 2021, a decrease of $1.6 billion from $3.2 billion in the first six months of 2020.

At June 30, 2021, and December 31, 2020, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2020 Form 10-K. Mortgage loan balances at June 30, 2021, and December 31, 2020, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2021	December 31, 2020
MPF Plus	$121	$139
MPF Original	1,150	1,767
Subtotal	1,271	1,906
Unamortized premiums	33	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio	1,303	1,939
Less: Allowance for credit losses	(2)	(4)
Mortgage loans held for portfolio, net	$1,301	$1,935
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.2 billion to $15.6 billion at June 30, 2021, from $17.8 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $16.0 billion at June 30, 2021, of which $8.1 billion were associated with MBS, $7.8 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.1 billion were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $11.2 billion at December 31, 2020, of which $8.3 billion were associated with MBS, $2.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.4 billion were offsetting derivatives.
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
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2021, and December 31, 2020.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2021			December 31, 2020
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$13,503	18%	At least BBB	$7,227	9%
Subtotal uncleared		13,503	18		7,227	9
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	17,615	24	A	28,977	37
Morgan Stanley & Co. LLC	A	43,041	58	A	42,440	54
Subtotal cleared		60,656	82		71,417	91
Total(3)		$74,159	100%		$78,644	100%

(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at June 30, 2021, and December 31, 2020. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
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
As of June 30, 2021, and December 31, 2020, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of June 30, 2021, and December 31, 2020, were within the tolerance levels provided by the Finance Agency guidance.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of June 30, 2021, and December 31, 2020, the Bank complied with this capital guidance.

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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2021, and December 31, 2020. The Bank’s risk-based capital requirement decreased to $1.1 billion at June 30, 2021, from $1.4 billion at December 31, 2020.

Regulatory Capital Requirements

	June 30, 2021		December 31, 2020
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,098	$6,037	$1,404	$5,966
Total regulatory capital	$2,170	$6,037	$2,745	$5,966
Total regulatory capital ratio	4.00%	11.13%	4.00%	8.69%
Leverage capital	$2,712	$9,056	$3,432	$8,949
Leverage ratio	5.00%	16.70%	5.00%	13.04%
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2021, and December 31, 2020.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	232	124	$30,000	$193,979	15%
4-6	96	42	9,696	36,852	26
7-10	4	2	26	43	60
Subtotal	332	168	39,722	230,874	17
Community development financial institutions (CDFIs)	7	7	114	126	90
Housing associates	2	—	—	—	—
Total	341	175	$39,836	$231,000	17%

December 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	236	164	$37,225	$188,637	20%
4-6	95	59	12,508	50,199	25
7-10	4	2	32	34	94
Subtotal	335	225	49,765	238,870	21
CDFIs	7	7	103	116	89
Housing associates	2	—	—	—	—
Total	344	232	$49,868	$238,986	21%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$523	$530
11% – 25%	10	486	620
26% – 50%	19	3,821	6,765
More than 50%	141	35,006	223,085
Total	175	$39,836	$231,000

December 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$1,417	$1,511
11% – 25%	3	116	137
26% – 50%	27	9,858	18,210
More than 50%	184	38,477	219,128
Total	232	$49,868	$238,986

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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2021, and December 31, 2020.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2021		December 31, 2020
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$313	$294	$195	$190
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,021	3,874	4,236	4,120
Agency pools and collateralized mortgage obligations	17,441	16,524	16,399	15,758
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	4	3	3	3
PLRMBS – private label investment-grade-rated senior tranches	336	211	18	12
Term deposits with the Bank	9	9	16	16
Total	$22,124	$20,915	$20,867	$20,099
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
As of June 30, 2021, of the loan collateral pledged to the Bank, 16% was pledged by 23 institutions by specific identification, 55% was pledged by 117 institutions under a blanket lien with detailed reporting, and 29% was pledged by 130 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of June 30, 2021, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2021, and December 31, 2020.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$162,164	$126,889	$167,058	$131,671
Second lien residential mortgage loans and home equity lines of credit	14,331	6,434	15,349	6,441
Multifamily mortgage loans	40,760	27,851	43,324	28,376
Commercial mortgage loans	72,873	46,169	78,886	48,637
Loan participations(1)	2,791	1,931	3,783	2,591
Small business, small farm, and small agribusiness loans	3,306	811	4,820	1,171
Total	$296,225	$210,085	$313,220	$218,887
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2021, and December 31, 2020, the unpaid principal balance of these loans totaled $6 billion and $5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2021
	Carrying Value
	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$4,081	$—	$—	$—	$—	$4,081
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	172	—	—	—	—	172
GSEs – single-family:
Freddie Mac	310	—	—	—	—	310
Fannie Mae(2)	971	4	—	2	—	977
Subtotal	1,281	4	—	2	—	1,287
GSEs – multifamily:
Freddie Mac	2,385	—	—	—	—	2,385
Fannie Mae	8,333	—	—	—	—	8,333
Subtotal	10,718	—	—	—	—	10,718
Total GSEs	11,999	4	—	2	—	12,005
PLRMBS:
Prime	21	24	46	136	98	325
Alt-A	26	39	44	1,100	547	1,756
Total PLRMBS	47	63	90	1,236	645	2,081
Total MBS	12,218	67	90	1,238	645	14,258
Total securities	16,299	67	90	1,238	645	18,339
Interest-bearing deposits	1	1,125	—	—	—	1,126
Securities purchased under agreements to resell	3,000	1,000	—	—	—	4,000
Federal funds sold	1,000	3,938	—	—	—	4,938
Total investments	$20,300	$6,130	$90	$1,238	$645	$28,403

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
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at June 30, 2021, and December 31, 2020, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2021, and December 31, 2020.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2021	December 31, 2020
Interest-bearing deposits	$1,125	$1,077
Federal funds sold	4,938	1,880
Total	$6,063	$2,957

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2021, and December 31, 2020.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2021, 81% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2021, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2021
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,125	$1,125
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,400	1,400
Canada	1,000	1,400	2,400
Netherlands	—	888	888
United Kingdom	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	1,000	3,938	4,938
Total unsecured credit exposure	$1,000	$5,063	$6,063
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2021.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2021. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2021, the Bank’s MBS portfolio was 218%

of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At June 30, 2021, PLRMBS representing 12% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of June 30, 2021, the Bank’s investment in MBS had gross unrealized losses totaling $20 million, $10 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2021, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate investment securities by interest rate index and the unpaid principal balance of LIBOR-indexed investments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at June 30, 2021, and December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	June 30, 2021	December 31, 2020
LIBOR(1)	$4,826	$5,744
Constant maturity Treasury	86	101
Other	1	1
Total adjustable rate investment securities(2)	$4,913	$5,846

LIBOR-Indexed Investment Securities by Redemption Term
(In millions)	MBS
Redemption Term	June 30, 2021	December 31, 2020
Due in 2022	$—	$1
Due through June 30, 2023	93	98
Due thereafter(2)	4,733	5,645
Total LIBOR-Indexed investment securities	$4,826	$5,744
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
(2)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
Derivative Counterparties. The Bank has adopted credit policies and exposure limits for uncleared derivatives credit exposure. Over-the-counter derivatives may be either entered into directly with a counterparty (uncleared derivatives) or executed either with an executing dealer or on a swap execution facility and then cleared through a futures commission merchant or clearing agent with a derivatives clearing organization (cleared derivatives).
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
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. Currently, all of the Bank’s active uncleared derivative counterparties have a zero threshold. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2021.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first six months of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. Because of a decline in market values of cleared derivatives during the first six months of 2020, there was an increase in variation margin posted on cleared derivatives that resulted in an increase in net cash used in operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2021. The increase or decrease in the credit exposure net of cash variation margin, from one period to the next, may be affected by changes in several variables, such as the size, composition, market value, and accrued interest of the portfolio.
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
BBB	$2,909	$7	$(7)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	50	(2)	2	—	—
Cleared derivatives(2)	60,655	(13)	6	318	311
Total derivative positions with credit exposure to nonmember counterparties	63,614	$(8)	$1	$318	$311
Derivative positions without credit exposure	10,545
Total notional	$74,159

December 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$91	$3	$(3)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	101	(4)	4	—	—
Cleared derivatives(2)	71,417	(12)	13	379	380
Total derivative positions with credit exposure to nonmember counterparties	71,609	(13)	14	379	380
Member institutions(3)	1	—	—	—	—
Total	71,610	$(13)	$14	$379	$380
Derivative positions without credit exposure	7,035
Total notional	$78,645
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at June 30, 2021, and December 31, 2020.
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
The Bank primarily executes derivatives indexed to the Overnight Index Swap (OIS) rate and SOFR to manage interest rate risk and monitors market-wide efforts to address fallback language related to LIBOR-indexed derivative transactions. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at June 30, 2021, and December 31, 2020.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	June 30, 2021		December 31, 2020
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$38,010	$34,299	$47,425	$24,640
LIBOR	435	3,578	2,578	9,647
SOFR	22,880	28,968	20,481	32,609
OIS	12,284	6,764	7,380	10,968
Total notional amount	$73,609	$73,609	$77,864	$77,864
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at June 30, 2021, and December 31, 2020. As of June 30, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
June 30, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$70	$—	$1,488	$38
Terminates in 2022	210	35	518	112
Terminates through June 30, 2023	60	—	318	22
Terminates thereafter(1)	30	30	745	337
Total Notional Amount	$370	$65	$3,069	$509

December 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$1,523	$238	$6,852	$213
Terminates in 2022	559	35	887	112
Terminates through June 30, 2023	100	—	369	22
Terminates thereafter(1)	28	95	798	394
Total Notional Amount	$2,210	$368	$8,906	$741
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
There have been no significant changes in the judgments and assumptions made during the first six months of 2021 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
There are no recent developments for the second quarter of 2021 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.

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
The par value of the outstanding consolidated obligations of the FHLBanks was $666.7 billion at June 30, 2021, and $746.7 billion at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $46.5 billion at June 30, 2021, and $60.6 billion at December 31, 2020. The Bank had committed to the issuance of $130 million in consolidated obligations at June 30, 2021. The Bank had no commitments to issue consolidated obligations at December 31, 2020.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2021, the Bank had no advance commitments and $15.9 billion in standby letters of credit outstanding. At December 31, 2020, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding.
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
The Bank’s market value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than 3.0% of the estimated market value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the policy limits as of June 30, 2021.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2021	December 31, 2020
+200 basis-point change above current rates	–2.4%	–3.0%
+100 basis-point change above current rates	–0.9	–1.3
–100 basis-point change below current rates(2)	+2.0	+4.9
–200 basis-point change below current rates(2)	+5.0	+5.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2021, are comparable with the estimates as of December 31, 2020, with the exception of the declining 100 basis-point rate scenario. The increase in intermediate and long-term interest rates in the first quarter of 2021 resulted in a larger absolute down 100 basis-point rate shock relative to yearend. Interest rates continue to remain at historically low levels, ranging from 4 basis points for the one-month Treasury bill to 144 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 293% as of June 30, 2021.
Adjusted Return on Capital – The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement (JCE) Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As of June 30, 2021, the amount in restricted retained earnings was 152% of the Bank’s restricted retained earnings minimum.
The Bank limits the sensitivity of projected financial performance through a board of directors’ policy limit on projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 20 basis points in the –200 basis-points scenario, well within the policy limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	June 30, 2021		December 31, 2020
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$54,244	4	$68,634	4
Liabilities	47,816	3	62,440	3
Net	$6,428	1	$6,194	1
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2021, was $15.6 billion, including $14.3 billion in MBS and $1.3 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2020, was $17.7 billion, including $15.8 billion in MBS and $1.9 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $13.2 billion, or 85%, of MBS and mortgage loans at June 30, 2021, and $14.2 billion, or 80%, of MBS and mortgage loans at December 31, 2020. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $2.4 billion, or 15%, of MBS and mortgage loans, at June 30, 2021, and $3.5 billion, or 20%, of MBS and mortgage loans at December 31, 2020.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2021, and December 31, 2020.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2021	December 31, 2020
+200 basis-point change	–0.7%	–1.3%
+100 basis-point change	–0.1	–0.4
–100 basis-point change(2)	+0.3	+2.8
–200 basis-point change(2)	+2.8	+2.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2020, to June 30, 2021, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended June 30, 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Executive Compensation Incentive Plan, as amended and restated March 29, 2019; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; Appendix VI, as approved January 31, 2020; and Appendix VII, as approved May 28, 2021.

10.2	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended July 7, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2021.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ LUDMILA V. SHEFTEL
Ludmila V. Sheftel Managing Director and Acting Controller (Principal accounting officer)