Form 10-Q
period 2021-09-30
Federal Home Loan Bank of San Francisco
filed 2021-11-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51398
FEDERAL HOME LOAN BANK OF SAN FRANCISCO
(Exact name of registrant as specified in its charter)
  ___________________________________________

Federally chartered corporation of the United States		94-6000630
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

333 Bush Street, Suite 2700
San Francisco,	CA	94104
(Address of principal executive offices)		(Zip code)
(415) 616-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2021
Class B Stock, par value $100 per share	21,330,563

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$55	$174
Interest-bearing deposits	1,125	1,078
Securities purchased under agreements to resell	6,500	7,250
Federal funds sold	6,133	1,880
Trading securities(a)	2,260	4,260
Available-for-sale (AFS) securities, net of allowance for credit losses of $15 and $21, respectively (amortized cost of $10,504 and $15,456, respectively)(b)	10,825	15,679
Held-to-maturity (HTM) securities (fair values were $3,551 and $5,115, respectively)(a)	3,521	5,081
Advances (includes $1,952 and $2,147 at fair value under the fair value option, respectively)	22,613	30,976
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $4, respectively	1,134	1,935
Accrued interest receivable	61	82
Derivative assets, net	11	3
Other assets	221	236
Total Assets	$54,459	$68,634
Liabilities:
Deposits	$826	$887
Consolidated obligations:
Bonds (includes $521 and $111 at fair value under the fair value option, respectively)	22,025	44,408
Discount notes	24,814	16,213
Total consolidated obligations	46,839	60,621
Mandatorily redeemable capital stock	4	2
Accrued interest payable	25	24
Affordable Housing Program (AHP) payable	122	120
Derivative liabilities, net	9	12
Other liabilities	260	774
Total Liabilities	48,085	62,440
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
23 shares and 23 shares, respectively	2,253	2,284
Unrestricted retained earnings	3,059	2,919
Restricted retained earnings	743	761
Total Retained Earnings	3,802	3,680
Accumulated other comprehensive income/(loss) (AOCI)	319	230
Total Capital	6,374	6,194
Total Liabilities and Capital	$54,459	$68,634
(a)At September 30, 2021, and December 31, 2020, none of these securities were pledged as collateral that may be repledged.
(b)At September 30, 2021, and December 31, 2020, $284 and $379, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest Income:
Advances	$47	$88	$167	$509
Interest-bearing deposits	—	1	1	14
Securities purchased under agreements to resell	1	1	1	20
Federal funds sold	2	1	4	16
Trading securities	13	23	54	61
AFS securities	57	67	168	179
HTM securities	10	19	34	92
Mortgage loans held for portfolio	7	7	34	22
Total Interest Income	137	207	463	913
Interest Expense:
Consolidated obligations:
Bonds	13	47	49	405
Discount notes	3	12	10	163
Deposits	1	—	1	2
Mandatorily redeemable capital stock	—	1	—	5
Total Interest Expense	17	60	60	575
Net Interest Income	120	147	403	338
Provision for/(reversal of) credit losses	—	(2)	(8)	30
Net Interest Income After Provision for/(Reversal of) Credit Losses	120	149	411	308
Other Income/(Loss):
Net gain/(loss) on trading securities	(13)	(19)	(50)	36
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(9)	(7)	(40)	96
Net gain/(loss) on derivatives	15	5	25	(156)
Gain on disgorgement settlement	—	85	—	85
Other, net	4	6	15	18
Total Other Income/(Loss)	(3)	70	(50)	79
Other Expense:
Compensation and benefits	22	23	70	65
Other operating expense	13	14	37	41
Federal Housing Finance Agency	2	2	6	6
Office of Finance	1	1	4	4
Other, net	—	—	(1)	3
Total Other Expense	38	40	116	119
Income/(Loss) Before Assessment	79	179	245	268
AHP Assessment	8	18	25	27
Net Income/(Loss)	$71	$161	$220	$241
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net Income/(Loss)	$71	$161	$220	$241
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(72)	172	92	(138)
Net change in pension and postretirement benefits	(3)	(1)	(3)	(1)
Net non-credit-related gain/(loss) on HTM securities	—	—	—	1
Total other comprehensive income/(loss)	(75)	171	89	(138)
Total Comprehensive Income/(Loss)	$(4)	$332	$309	$103

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2020	27	$2,668	$729	$2,765	$3,494	$(35)	$6,127
Comprehensive income/(loss)			32	129	161	171	332
Issuance of capital stock	—	30					30
Repurchase of capital stock	(2)	(233)					(233)
Cash dividends paid on capital stock (5.00%)				(36)	(36)		(36)
Balance, September 30, 2020	25	$2,465	$761	$2,858	$3,619	$136	$6,220

Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428
Comprehensive income/(loss)			—	71	71	(75)	(4)
Issuance of capital stock	4	357					357
Repurchase of capital stock	(4)	(360)					(360)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(13)					(13)
Transfers from restricted retained earnings			(18)	18	—		—
Cash dividends paid on capital stock (6.00%)				(34)	(34)		(34)
Balance, September 30, 2021	23	$2,253	$743	$3,059	$3,802	$319	$6,374

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			48	193	241	(138)	103
Issuance of capital stock	8	781					781
Repurchase of capital stock	(13)	(1,313)					(1,313)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.68%)				(126)	(126)		(126)
Balance, September 30, 2020	25	$2,465	$761	$2,858	$3,619	$136	$6,220

Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	220	220	89	309
Issuance of capital stock	7	685					685
Repurchase of capital stock	(7)	(700)					(700)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(16)					(16)
Transfers from restricted retained earnings			(18)	18	—		—
Cash dividends paid on capital stock (5.65%)				(98)	(98)		(98)
Balance, September 30, 2021	23	$2,253	$743	$3,059	$3,802	$319	$6,374

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income/(Loss)	$220	$241
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	60	15
Provision for/(reversal of) credit losses	(8)	30
Change in net fair value of trading securities	50	(36)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	40	(96)
Change in net derivatives and hedging activities	417	(1,180)
Other adjustments, net	5	7
Net change in:
Accrued interest receivable	22	41
Other assets	8	(2)
Accrued interest payable	1	(133)
Other liabilities	(13)	(41)
Total adjustments	582	(1,395)
Net cash provided by/(used in) operating activities	802	(1,154)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(10)	834
Securities purchased under agreements to resell	750	250
Federal funds sold	(4,253)	1,239
Trading securities:
Proceeds	1,950	1
Purchases	—	(2,480)
AFS securities:
Proceeds	8,334	1,929
Purchases	(4,275)	(525)
HTM securities:
Proceeds	1,560	1,830
Advances:
Repaid	111,264	453,774
Originated	(103,233)	(425,576)
Mortgage loans held for portfolio:
Principal collected	805	1,295
Purchases	(7)	(446)
Other investing activities, net	—	(2)
Net cash provided by/(used in) investing activities	12,885	32,123

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	65	472
Net (payments)/proceeds on derivative contracts with financing elements	(32)	(133)
Net proceeds from issuance of consolidated obligations:
Bonds	15,174	41,669
Discount notes	61,597	98,750
Payments for matured and retired consolidated obligations:
Bonds	(37,491)	(58,137)
Discount notes	(52,992)	(112,776)
Proceeds from issuance of capital stock	685	781
Payments for repurchase/redemption of mandatorily redeemable capital stock	(14)	(139)
Payments for repurchase of capital stock	(700)	(1,313)
Cash dividends paid	(98)	(126)
Partial recovery of prior capital distribution to Financing Corporation	—	40
Net cash provided by/(used in) financing activities	(13,806)	(30,912)
Net increase/(decrease) in cash and due from banks	(119)	57
Cash and due from banks at beginning of the period	174	118
Cash and due from banks at end of the period	$55	$175
Supplemental Disclosures:
Interest paid	$78	$706
AHP payments	23	50

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
Out-of-Period Adjustments in the Statements of Condition and Statements of Income. In the third quarter of 2021, the Bank identified five hedge strategy elections that originated starting in the fourth quarter of 2020 where the transactions were incorrectly designated as fair value hedges when they should have been recorded as non-hedge qualifying economic hedges. The incorrect designations resulted in misstatements to previously issued financial statements as presented in the following tables.

	December 31, 2020		March 31, 2021		June 30, 2021
	As Reported	Overstatement/(Understatement)	As Reported	Overstatement/(Understatement)	As Reported	Overstatement/(Understatement)
Advances	$30,976	$1	$28,140	$(17)	$24,194	$(13)
Total Assets	68,634	1	57,908	(17)	54,244	(13)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	As Reported	Overstatement/(Understatement)
Year ended December 31, 2020:
Net gain/(loss) on derivatives	$(152)	$1
Income/(loss) before assessments	373	1
Three months ended March 31, 2021:
Net gain/(loss) on derivatives	$18	$(18)
Income/(loss) before assessments	104	(18)
Three months ended June 30, 2021:
Net gain/(loss) on derivatives	$(8)	$4
Income/(loss) before assessments	62	4
Six months ended June 30, 2021:
Net gain/(loss) on derivatives	$10	$(14)
Income/(loss) before assessments	166	(14)
The Bank made out-of-period adjustments to reverse the net impact on the Bank’s financial statements resulting from the incorrect designations in the third quarter of 2021. These adjustments resulted in an increase in advances and net gain/(loss) on derivatives by $13 for the three months ended September 30, 2021, and an understatement of net gain/(loss) on derivatives of $1 for the nine months ended September 30, 2021. The Bank has evaluated the impact of these adjustments, on a quantitative and qualitative basis, and has concluded that these adjustments were not material to the current and any previously issued financial statements.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K. Other changes to these policies as of September 30, 2021, are discussed in Note 2 – Recently Issued Accounting Guidance.
Note 2 — Recently Issued Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as held-to-maturity (HTM).	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and has elected some of the optional expedients and exceptions provided. In particular, during the fourth quarter of 2020, the Bank elected optional expedients specific to the discounting transition for cleared derivative transactions on a retrospective basis, which did not have a material effect. Additionally, the Bank elected optional expedients related to the discounting transition for uncleared derivative transactions on a prospective basis during the third quarter of 2021, which did not have a material effect.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At September 30, 2021, and December 31, 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2021, and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2021, and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude de minimis amounts of accrued interest receivable as of September 30, 2021, and December 31, 2020.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2021, and December 31, 2020. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of September 30, 2021, and December 31, 2020.
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
Trading Securities. The estimated fair value of trading securities as of September 30, 2021, and December 31, 2020, was as follows:

	September 30, 2021	December 31, 2020
U.S. obligations – Treasury notes	$2,258	$4,257
MBS – Other U.S. obligations – Ginnie Mae	2	3
Total	$2,260	$4,260
The net gain/(loss) on trading securities was $(13) and $(19) for the three months ended September 30, 2021 and 2020, respectively, of which $(12) and $(19) related to unrealized gain/(loss) on trading securities held at September 30, 2021 and 2020, respectively. The net gain/(loss) on trading securities was $(50) and $36 for the nine months ended September 30, 2021 and 2020, respectively, of which $(34) and $36 related to unrealized gain/(loss) on trading securities held at September 30, 2021 and 2020, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. AFS securities by major security type as of September 30, 2021, and December 31, 2020, were as follows:

September 30, 2021
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$856	$—	$—	$—	$856
MBS:
Government Sponsored Enterprises (GSEs) – multifamily:
Freddie Mac	792	—	26	—	818
Fannie Mae	7,318	—	129	—	7,447
Subtotal MBS – GSEs – multifamily	8,110	—	155	—	8,265
PLRMBS:
Prime	142	—	13	—	155
Alt-A	1,396	(15)	173	(5)	1,549
Subtotal PLRMBS	1,538	(15)	186	(5)	1,704
Total MBS	9,648	(15)	341	(5)	9,969
Total	$10,504	$(15)	$341	$(5)	$10,825

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,980	$—	$3	$—	$2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Total U.S. obligations – Treasury securities	4,980	—	3	—	4,983
MBS:
GSEs – multifamily:
Freddie Mac	833	—	18	—	851
Fannie Mae	7,744	—	72	(6)	7,810
Subtotal MBS – GSEs – multifamily	8,577	—	90	(6)	8,661
PLRMBS:
Prime	174	(1)	9	—	182
Alt-A	1,725	(20)	168	(20)	1,853
Subtotal PLRMBS	1,899	(21)	177	(20)	2,035
Total MBS	10,476	(21)	267	(26)	10,696
Total	$15,456	$(21)	$270	$(26)	$15,679
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $30 and $46 at September 30, 2021, and December 31, 2020, respectively.
At September 30, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $60, discounts of $42, and credit-related other-than-temporary impairment (OTTI) of $424 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $47, and credit-related OTTI of $486 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2021, and December 31, 2020. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$350	$—	$—	$—	$350	$—
MBS – GSEs – multifamily – Fannie Mae	77	—	—	—	77	—
PLRMBS:
Prime	—	—	6	—	6	—
Alt-A	—	—	172	5	172	5
Subtotal PLRMBS	—	—	178	5	178	5
Total	$427	$—	$178	$5	$605	$5

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$501	$—	$—	$—	$501	$—
MBS – GSEs – multifamily – Fannie Mae	731	6	222	—	953	6
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	151	7	168	13	319	20
Subtotal PLRMBS	155	7	175	13	330	20
Total	$1,387	$13	$397	$13	$1,784	$26
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2021, and December 31, 2020, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2021
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS – Due in 1 year or less	$856	$856
MBS	9,648	9,969
Total	$10,504	$10,825

December 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,469	$4,470
Due after 1 year through 5 years	511	513
Subtotal	4,980	4,983
MBS	10,476	10,696
Total	$15,456	$15,679
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$135	$3	$—	$138
MBS – GSEs – single-family:
Freddie Mac	250	7	—	257
Fannie Mae	885	15	(1)	899
Subtotal MBS – GSEs – single-family	1,135	22	(1)	1,156
MBS – GSEs – multifamily:
Freddie Mac	1,308	5	—	1,313
Fannie Mae	709	—	(3)	706
Subtotal MBS – GSEs – multifamily	2,017	5	(3)	2,019
Subtotal MBS – GSEs	3,152	27	(4)	3,175
PLRMBS:
Prime	149	1	(1)	149
Alt-A	85	4	—	89
Subtotal PLRMBS	234	5	(1)	238
Total	$3,521	$35	$(5)	$3,551

December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$261	$7	$—	$268
MBS – GSEs – single-family:
Freddie Mac	511	11	—	522
Fannie Mae	1,229	21	(1)	1,249
Subtotal MBS – GSEs – single-family	1,740	32	(1)	1,771
MBS – GSEs – multifamily:
Freddie Mac	1,844	2	(2)	1,844
Fannie Mae	945	—	(1)	944
Subtotal MBS – GSEs – multifamily	2,789	2	(3)	2,788
Subtotal MBS – GSEs	4,529	34	(4)	4,559
PLRMBS:
Prime	185	—	(4)	181
Alt-A	106	3	(2)	107
Subtotal PLRMBS	291	3	(6)	288
Total	$5,081	$44	$(10)	$5,115
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $3 and $5 at September 30, 2021, and December 31, 2020, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $4, discounts of $4, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and nine months ended September 30, 2021 and 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of the period	$14	$29	$21	$—
(Charge-offs)/recoveries	—	(1)	(1)	(2)
Provision for/(reversal of) credit losses	1	(4)	(5)	26
Balance, end of the period	$15	$24	$15	$24

To evaluate investment securities for credit loss at September 30, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at September 30, 2021, and December 31, 2020, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At September 30, 2021, and December 31, 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2021, and December 31, 2020.
As of September 30, 2021, and December 31, 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2021, and December 31, 2020, approximately 5% and 6%, respectively, of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020, as of September 30, 2021 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the fair value of PLRMBS classified as Level 3 as of September 30, 2021, and the related current credit enhancement for the Bank.

September 30, 2021				Current
	Prepayment Rates	Default Rates	Loss Severities	Credit Enhancement
Collateral Type at Origination	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)	Weighted Average % (1)
Prime	15.8	4.0	86.5	13.1
Alt-A	10.9	8.1	49.5	7.5
Total	11.3	7.8	52.9	8.1
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
The total net accretion recognized in interest income associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, totaled $19 and $17 for the three months ended September 30, 2021 and 2020, respectively, and $52 and $54 for the nine months ended September 30, 2021 and 2020, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the securities totaled $13 and $14 for the three months ended September 30, 2021 and 2020, respectively, and $39 and $45 for the nine months ended September 30, 2021 and 2020, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2021, nor during the three months ended September 30, 2020. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 during the nine months ended September 30, 2020.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $1 during the three months ended September 30, 2021, primarily resulting from a decline in fair value prices for certain PLRMBS. The Bank recorded a reversal of credit losses of $5 during the nine months ended September 30, 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government. The Bank experienced declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost. The Bank recorded a provision for credit losses on its PLRMBS portfolio of $26 during the nine months ended September 30, 2020. As a result of improvement in the Bank’s PLRMBS fair values during the three months ended September 30, 2020, the Bank recorded a reversal of credit losses on its PLRMBS portfolio of $4.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.13% to 8.57% at September 30, 2021, and 0.00% to 8.57% at December 31, 2020, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021		December 31, 2020
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$8,632	1.61%	$11,862	1.65%
After 1 year through 2 years	2,514	1.53	6,399	1.61
After 2 years through 3 years	2,468	1.65	4,321	2.10
After 3 years through 4 years	4,082	1.34	2,704	1.79
After 4 years through 5 years	3,365	1.83	3,278	1.26
After 5 years	1,246	2.08	1,774	1.79
Total par value	22,307	1.62%	30,338	1.68%
Valuation adjustments for hedging activities	220		509
Valuation adjustments under fair value option	86		130
Unamortized discounts	—		(1)
Total	$22,613		$30,976
(1)Carrying amounts exclude accrued interest receivable of $5 and $6 at September 30, 2021, and December 31, 2020, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $14,363 at September 30, 2021, and $19,919 at December 31, 2020. The Bank had advances with partial prepayment symmetry outstanding totaling $1,596 at September 30, 2021, and $1,817 at December 31, 2020. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $70 at September 30, 2021, and $1,100 at December 31, 2020.
The Bank had putable advances totaling $220 at September 30, 2021, and $220 December 31, 2020. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2021, and December 31, 2020, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Within 1 year	$8,702	$12,962	$8,852	$12,082
After 1 year through 2 years	2,514	5,299	2,514	6,399
After 2 years through 3 years	2,418	4,321	2,468	4,321
After 3 years through 4 years	4,082	2,704	4,082	2,704
After 4 years through 5 years	3,365	3,278	3,365	3,278
After 5 years	1,226	1,774	1,026	1,554
Total par value	$22,307	$30,338	$22,307	$30,338
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2021 and 2020. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$7,700	35%	$28	29%	$103	32%
MUFG Union Bank, National Association	4,075	18	24	25	83	25
First Technology Federal Credit Union	1,776	8	7	7	21	6
Luther Burbank Savings	752	3	3	3	11	3
Banc of California, National Association	411	2	3	3	8	3
Subtotal	14,714	66	65	67	226	69
Others	7,593	34	32	33	103	31
Total par value	$22,307	100%	$97	100%	$329	100%

	September 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$13,510	37%	$62	35%	$201	28%
MUFG Union Bank, National Association	4,925	13	36	21	141	19
CIT Bank, National Association	2,550	7	4	2	20	3
First Technology Federal Credit Union	1,975	5	11	6	34	5
Luther Burbank Savings	962	3	5	3	16	2
Subtotal	23,922	65	118	67	412	57
Others	12,968	35	57	33	310	43
Total par value	$36,890	100%	$175	100%	$722	100%
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•certain other real estate-related collateral, such as certain privately issued mortgage-backed securities, multifamily loans, commercial real estate loans, and second lien residential mortgage loans or home equity loans; and
•small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions.
At September 30, 2021, and December 31, 2020, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the nine months ended September 30, 2021, or during 2020.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2021, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of September 30, 2021, and December 31, 2020.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances” in the Bank’s 2020 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2021, and December 31, 2020, are detailed below:

	September 30, 2021	December 31, 2020
Par value of advances:
Fixed rate:
Due within 1 year	$7,907	$11,044
Due after 1 year	13,600	17,126
Total fixed rate	21,507	28,170
Adjustable rate:
Due within 1 year	725	818
Due after 1 year	75	1,350
Total adjustable rate	800	2,168
Total par value	$22,307	$30,338
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2021, or December 31, 2020. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as advances interest income in the Statements of Income for the three and nine months ended September 30, 2021 and 2020, as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Prepayment fees received/(paid)	$2	$38	$28	$77
Fair value adjustments	(2)	(35)	(13)	(62)
Net	$—	$3	$15	$15
Advance principal prepaid	$1,397	$5,018	$5,073	$21,804
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2021, and December 31, 2020, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2021	December 31, 2020
Fixed rate medium-term mortgage loans	$20	$27
Fixed rate long-term mortgage loans	1,087	1,879
Subtotal	1,107	1,906
Unamortized premiums	29	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio(1)	1,135	1,939
Less: Allowance for credit losses	(1)	(4)
Total mortgage loans held for portfolio, net	$1,134	$1,935
(1)Excludes accrued interest receivable of $7 and $10 at September 30, 2021, and December 31, 2020, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2021
	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	5	2	7
90 days or more delinquent	31	11	42
Total past due	43	15	58
Total current loans	852	225	1,077
Total MPF	$895	$240	$1,135
In process of foreclosure, included above(2)			$2
Nonaccrual loans(3)			$42
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.74%

December 31, 2020
	Origination Year
Payment Status	2016 to 2020	Prior to 2016	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(5)	$1,748	$191	$1,939
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			5.34%
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
(3)    At September 30, 2021, and December 31, 2020, $42 and $103, respectively, of these mortgage loans on nonaccrual status did not have an associated allowance for credit losses.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
(5)    The amortized costs of the mortgage loans by origination year in the 2016 to 2020 column and prior to 2016 column that were previously disclosed in the “Mortgage Loans Held for Portfolio” note were incorrectly presented as of December 31, 2020, in the Bank’s 2020 Form 10-K. The amortized costs of the mortgage loans by origination year as of December 31, 2020, have been corrected. The total amortized costs presented for each period were properly disclosed. These revisions had no effect on the Bank’s total assets, net interest income, or net income for all affected periods.
Allowance for Credit Losses on Mortgage Partnership Finance® (MPF®) Loans. MPF loans are evaluated collectively for expected credit losses when similar risk characteristics exist. MPF loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At September 30, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 7.8% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. At December 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2.3% over a one-year forecast

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

horizon before reverting to long-term housing price appreciation rates of 3.8% over a three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and nine months ended September 30, 2021 and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of the period	$2	$5	$4	$—
Adjustment for cumulative effect of accounting change	—	—	—	3
Provision for/(reversal of) credit losses	(1)	2	(3)	4
Balance, end of the period	$1	$7	$1	$7
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$705	0.01%	$732	0.01%
Fixed rate	66	0.01	16	0.01
Total interest-bearing deposits	771		748
Non-interest-bearing deposits	55		139
Total	$826		$887

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$6,565	0.36%	$34,542	0.23%
After 1 year through 2 years	3,628	0.30	6,923	0.21
After 2 years through 3 years	1,750	0.44	751	1.00
After 3 years through 4 years	2,500	0.60	677	0.67
After 4 years through 5 years	5,023	0.87	185	0.82
After 5 years	2,608	1.36	1,311	2.24
Total par value	22,074	0.62%	44,389	0.31%
Unamortized premiums	4		10
Unamortized discounts	(4)		(5)
Valuation adjustments for hedging activities	(47)		13
Fair value option valuation adjustments	(2)		1
Total	$22,025		$44,408
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $12,133 at September 30, 2021, and $3,140 at December 31, 2020. When a callable bond for which the Bank is the primary

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $10,543 at September 30, 2021, and $930 at December 31, 2020. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at September 30, 2021, and December 31, 2020, was as follows:

	September 30, 2021	December 31, 2020
Par value of consolidated obligation bonds:
Non-callable	$9,941	$41,249
Callable	12,133	3,140
Total par value	$22,074	$44,389
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2021, and December 31, 2020, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2021	December 31, 2020
Within 1 year	$18,323	$36,667
After 1 year through 2 years	3,623	7,228
After 2 years through 3 years	77	396
After 3 years through 4 years	—	47
After 4 years through 5 years	3	—
After 5 years	48	51
Total par value	$22,074	$44,389
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2021		December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$24,817	0.04%	$16,217	0.12%
Unamortized discounts	(3)		(4)
Total	$24,814		$16,213
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2021, and December 31, 2020, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2020 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021	December 31, 2020
Par value of consolidated obligations:
Bonds:
Fixed rate	$14,736	$6,632
Adjustable rate	6,815	37,712
Step-up	523	45
Total bonds, par value	22,074	44,389
Discount notes, par value	24,817	16,217
Total consolidated obligations, par value	$46,891	$60,606
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2021, or December 31, 2020. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2021 and 2020:

	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2020	$(21)	$(14)	$(35)
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	172		172
Net current period other comprehensive income/(loss)	172	(1)	171
Balance, September 30, 2020	$151	$(15)	$136

Balance, June 30, 2021	$408	$(14)	$394
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits		(3)	(3)
Net change in fair value	(72)		(72)
Net current period other comprehensive income/(loss)	(72)	(3)	(75)
Balance, September 30, 2021	$336	$(17)	$319

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2021 and 2020:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(1)	(1)
Net change in fair value	(138)	—			(138)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(138)	—	1	(1)	(138)
Adoption of ASU 2016-13, as amended(1)	268	(268)			—
Balance, September 30, 2020	$151	$—	$—	$(15)	$136

Balance, December 31, 2020	$244	$—	$—	$(14)	$230
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				(3)	(3)
Net change in fair value	92	—			92
Net current period other comprehensive income/(loss)	92	—	—	(3)	89
Balance, September 30, 2021	$336	$—	$—	$(17)	$319
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of September 30, 2021, and December 31, 2020, the Bank complied with this capital guidance.
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
As of September 30, 2021, and December 31, 2020, the Bank complied with these capital rules and requirements as shown in the following table.

	September 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$1,109	$6,059	$1,404	$5,966
Total regulatory capital	$2,178	$6,059	$2,745	$5,966
Total regulatory capital ratio	4.00%	11.12%	4.00%	8.69%
Leverage capital	$2,723	$9,088	$3,432	$8,949
Leverage ratio	5.00%	16.69%	5.00%	13.04%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $4 outstanding to three institutions at September 30, 2021, and $2 outstanding to three institutions at December 31, 2020. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at the beginning of the period	$3	$83	$2	$138
Reclassified from/(to) capital during the period	13	—	16	3
Repurchase/redemption of mandatorily redeemable capital stock	(12)	(81)	(14)	(139)
Balance at the end of the period	$4	$2	$4	$2
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of a de minimis amount and $1 for the three months ended September 30, 2021 and 2020, respectively, and of a de minimis amount and $5 for the nine months ended September 30, 2021 and 2020, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2021, and December 31, 2020.

Contractual Redemption Period	September 30, 2021	December 31, 2020
After 4 years through 5 years	$3	$—
Past contractual redemption date because of remaining activity(1)	1	2
Total	$4	$2
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 292% as of September 30, 2021.
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
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement, and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $18 from restricted retained earnings to unrestricted retained earnings during the third quarter of 2021. The Bank’s restricted retained earnings totaled $743 and $761 at September 30, 2021, and December 31, 2020, respectively. The Bank’s unrestricted retained earnings totaled $3,059 and $2,919 at September 30, 2021, and December 31, 2020, respectively.

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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $139, or 0.26% of total assets as of September 30, 2021. Excess capital stock totaled $161, or 0.23% of total assets as of December 31, 2020.
In the third quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34, including $34 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the third quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $37, including $36 in dividends on capital stock and $1 in dividends on mandatorily redeemable capital stock.
In the first nine months of 2021, the Bank paid dividends at an annualized rate of 5.65%, totaling $98, including $98 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first nine months of 2020, the Bank paid dividends at an annualized rate of 5.68%, totaling $131, including $126 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 28, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2021 at an annualized rate of 6.00%, totaling $36. The Bank recorded the dividend on October 28, 2021. The Bank expects to pay the dividend on November 10, 2021.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $373 and $314 in excess capital stock during the third quarter of 2021 and 2020, respectively, and $714 and $1,452 in excess capital stock during the first nine months of 2021 and 2020, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2021 and 2020, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2021, or December 31, 2020.

	September 30, 2021		December 31, 2020
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank	$239	11%	$354	16%
Others	2,018	89	1,932	84
Total	$2,257	100%	$2,286	100%
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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business(1)	Mortgage- Related Business(2)	Adjusted Net Interest Income(1)	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(1)(3)	Income/(Expense) on Economic Hedges(4)	Interest Expense on Mandatorily Redeemable Capital Stock(5)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
September 30, 2021	$42	$62	$104	$—	$(16)	$—	$120	$(3)	$38	$79
September 30, 2020	63	53	116	—	(34)	1	149	70	40	179
Nine months ended:
September 30, 2021	$143	$200	$343	$(7)	$(61)	$—	$411	$(50)	$116	$245
September 30, 2020	198	140	338	77	(52)	5	308	79	119	268
(1)    Amounts have been corrected to properly disclose the classification of amortization of basis adjustments and certain fees on prepaid advances within adjusted net interest income of the advances-related business segment and within amortization of basis adjustments. The Bank previously disclosed in “Note 10 - Segment Information” in the Bank’s third quarter 2020 Form 10-Q adjusted net interest income totaling $103 and $322 for the three and nine months ended September 30, 2020, respectively. These amounts should have been disclosed as $116 and $338, respectively. These revisions had no effect on total assets, net interest income, or net income of the Bank reported for all affected periods.
(2)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $19 and $17 for the three months ended September 30, 2021 and 2020; and totaled $52 and $54 for the nine months ended September 30, 2021 and 2020, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of a de minimis amount and $(2) for the three months ended September 30, 2021 and 2020, respectively, and $(8) and $30 for the nine months ended September 30, 2021 and 2020, respectively.
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
The following table presents total assets by operating segment at September 30, 2021, and December 31, 2020.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2021	$39,798	$14,661	$54,459
December 31, 2020	50,876	17,758	68,634

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2021, and December 31, 2020. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$36,138	$222	$83	$35,060	$88	$128
Total	36,138	222	83	35,060	88	128
Derivatives not designated as hedging instruments:
Interest rate swaps	38,877	1	16	42,804	4	16
Interest rate caps and floors	550	—	—	780	—	—
Mortgage delivery commitments	—	—	—	1	—	—
Total	39,427	1	16	43,585	4	16
Total derivatives before netting and collateral adjustments	$75,565	223	99	$78,645	92	144
Netting adjustments and cash collateral(1)		(212)	(90)		(89)	(132)
Total derivative assets and total derivative liabilities		$11	$9		$3	$12
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $36 and $72 at September 30, 2021, and December 31, 2020, respectively. Cash collateral received, including accrued interest, was $158 and $30 at September 30, 2021, and December 31, 2020, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$47	$57	$(13)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(2)	$42	$(1)
Hedged items	(41)	(56)	20
Net gain/(loss) on fair value hedging relationships	(43)	(14)	19
Net amortization of gain on discontinued fair value hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(50)	$(41)	$19

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$88	$67	$(47)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$22	$54	$(1)
Hedged items	(111)	(89)	8
Net gain/(loss) on fair value hedging relationships	(89)	(35)	7
Net amortization of gain on discontinued fair value hedging relationships	(1)	(23)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(90)	$(58)	$7

	Nine Months Ended September 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$167	$168	$(49)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$97	$299	$(17)
Hedged items	(260)	(349)	60
Net gain/(loss) on fair value hedging relationships	(163)	(50)	43
Net amortization of gain on discontinued fair value hedging relationships	(15)	(81)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(178)	$(131)	$43

	Nine Months Ended September 30, 2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$509	$179	$(405)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(715)	$(995)	$27
Hedged items	488	828	(9)
Net gain/(loss) on fair value hedging relationships	(227)	(167)	18
Net amortization of gain on discontinued fair value hedging relationships	(2)	(25)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(229)	$(192)	$18
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2021, and December 31, 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021			December 31, 2020
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$19,850	$8,966	$(11,797)	$23,605	$11,557	$(3,645)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$95	$(304)	$47	$477	$43	$(13)
Discontinued hedging relationships included in amortized cost	125	928	—	32	1,016	—
Total amount of fair value hedging basis adjustments	$220	$624	$47	$509	$1,059	$(13)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$31	$39	$86	$(107)
Net settlements	(16)	(34)	(61)	(52)
Mortgage delivery commitments	—	—	—	3
Net gain/(loss) on derivatives(1)	$15	$5	$25	$(156)
(1)The Bank made out-of-period adjustments in the third quarter of 2021 that resulted in an overstatement of net gain/(loss) on derivatives of $13 and an understatement of net gain/(loss) on derivatives of $1 for the three and nine months ended September 30, 2021, respectively. For more information on the adjustments, see Note 1 - Basis of Presentation.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2021, was $17, for which the Bank had posted cash collateral of $16 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2021, and December 31, 2020.

	September 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$222	$(222)	$—	$—	$—
Cleared	1	10	11	(284)	295
Total			$11		$295
Derivative Liabilities
Uncleared	$89	$(80)	$9	$—	$9
Cleared	10	(10)	—	—	—
Total			$9		$9

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$85	$(85)	$—	$—	$—
Cleared	7	(4)	3	(379)	382
Total			$3		$382
Derivative Liabilities
Uncleared	$124	$(114)	$10	$—	$10
Cleared	20	(18)	2	—	2
Total			$12		$12

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2021, and December 31, 2020. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2021, and December 31, 2020. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2021
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—	—
Federal funds sold	6,133	6,133	—	6,133	—	—
Trading securities	2,260	2,260	—	2,260	—	—
AFS securities	10,825	10,825	—	9,121	1,704	—
HTM securities	3,521	3,551	—	3,313	238	—
Advances	22,613	22,721	—	22,721	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,134	1,134	—	1,134	—	—
Accrued interest receivable	61	61	—	61	—	—
Derivative assets, net(2)	11	11	—	223	—	(212)
Other assets(3)	24	24	24	—	—	—
Liabilities
Deposits	826	826	—	826	—	—
Consolidated obligations:
Bonds	22,025	21,986	—	21,986	—	—
Discount notes	24,814	24,815	—	24,815	—	—
Total consolidated obligations	46,839	46,801	—	46,801	—	—
Mandatorily redeemable capital stock	4	4	4	—	—	—
Accrued interest payable	25	25	—	25	—	—
Derivative liabilities, net(2)	9	9	—	99	—	(90)
Other
Standby letters of credit	31	31	—	31	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2020
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$174	$174	$174	$—	$—	$—
Interest-bearing deposits	1,078	1,078	1,078	—	—	—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	1,880	1,880	—	1,880	—	—
Trading securities	4,260	4,260	—	4,260	—	—
AFS securities	15,679	15,679	—	13,644	2,035	—
HTM securities	5,081	5,115	—	4,827	288	—
Advances	30,976	31,166	—	31,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,935	1,941	—	1,941	—	—
Accrued interest receivable	82	82	—	82	—	—
Derivative assets, net(2)	3	3	—	92	—	(89)
Other assets(3)	22	22	22	—	—	—
Liabilities
Deposits	887	887	—	887	—	—
Consolidated obligations:
Bonds	44,408	44,457	—	44,457	—	—
Discount notes	16,213	16,214	—	16,214	—	—
Total consolidated obligations	60,621	60,671	—	60,671	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	24	24	—	24	—	—
Derivative liabilities, net(2)	12	12	—	144	—	(132)
Other
Standby letters of credit	36	36	—	36	—	—
(1)    For certain financial instruments, the amounts represent net carrying value, which includes an allowance for credit losses.
(2)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents or counterparty.
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
•Level 3 – Unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques.
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2021:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2020 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the nine months ended September 30, 2021.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2021, and December 31, 2020, by level within the fair value hierarchy.

September 30, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$2,258	$—	$—	$2,258
MBS – Other U.S. obligations – Ginnie Mae	—	2	—	—	2
Total trading securities	—	2,260	—	—	2,260
AFS securities:
U.S. obligations – Treasury securities	—	856	—	—	856
MBS:
GSEs – multifamily	—	8,265	—	—	8,265
PLRMBS	—	—	1,704	—	1,704
Subtotal MBS	—	8,265	1,704	—	9,969
Total AFS securities	—	9,121	1,704	—	10,825
Advances(2)	—	1,952	—	—	1,952
Derivative assets, net: interest rate-related	—	223	—	(212)	11
Other assets	24	—	—	—	24
Total recurring fair value measurements – Assets	$24	$13,556	$1,704	$(212)	$15,072
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$521	$—	$—	$521
Derivative liabilities, net: interest rate-related	—	99	—	(90)	9
Total recurring fair value measurements – Liabilities	$—	$620	$—	$(90)	$530
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$4,257	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,260	—	—	4,260
AFS securities:
U.S. obligations – Treasury securities	—	4,983	—	—	4,983
MBS:
GSEs – multifamily	—	8,661	—	—	8,661
PLRMBS	—	—	2,035	—	2,035
Subtotal MBS	—	8,661	2,035	—	10,696
Total AFS securities	—	13,644	2,035	—	15,679
Advances(2)	—	2,147	—	—	2,147
Derivative assets, net: interest rate-related	—	92	—	(89)	3
Other assets	22	—	—	—	22
Total recurring fair value measurements – Assets	$22	$20,143	$2,035	$(89)	$22,111
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$111	$—	$—	$111
Derivative liabilities, net: interest rate-related	—	144	—	(132)	12
Total recurring fair value measurements – Liabilities	$—	$255	$—	$(132)	$123
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2021, and December 31, 2020.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2021, and December 31, 2020.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2021, and the year ended December 31, 2020.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2021	September 30, 2020
Balance, beginning of the period	$1,827	$2,225
Total gain/(loss) realized and unrealized included in:
Interest income	18	17
(Provision for)/reversal of credit losses	(1)	4
Unrealized gain/(loss) included in AOCI	(6)	29
Settlements	(134)	(139)
Balance, end of the period	$1,704	$2,136
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(5)	$29
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$16	$20

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance, beginning of the period	$2,035	$2,597
Total gain/(loss) realized and unrealized included in:
Interest income	52	53
(Provision for)/reversal of credit losses	5	(26)
Unrealized gain/(loss) included in AOCI	23	(111)
Settlements	(411)	(378)
Transfers of HTM securities to AFS securities	—	1
Balance, end of the period	$1,704	$2,136
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$24	$(111)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$55	$27
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
The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2021 and 2020:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2021		September 30, 2020
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,984	$235	$3,478	$128
New transactions elected for fair value option	—	318	—	—
Maturities and terminations	(21)	(30)	(367)	(15)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(11)	(2)	(8)	(1)
Balance, end of the period	$1,952	$521	$3,103	$112

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,147	$111	$4,370	$337
New transactions elected for fair value option	670	538	7,070	—
Maturities and terminations	(821)	(125)	(8,432)	(225)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(43)	(3)	97	1
Change in accrued interest	(1)	—	(2)	(1)
Balance, end of the period	$1,952	$521	$3,103	$112
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2021 and 2020. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2021, and December 31, 2020:

	September 30, 2021			December 31, 2020
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,866	$1,952	$86	$2,017	$2,147	$130
Consolidated obligation bonds	523	521	(2)	110	111	1
(1)    At September 30, 2021, and December 31, 2020, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $641,438 at September 30, 2021, and $746,722 at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $46,891 at September 30, 2021, and $60,606 at December 31, 2020. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2020 Form 10-K.
Off-balance sheet commitments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021			December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$10,805	$4,718	$15,523	$14,838	$4,551	$19,389
Commitments to issue consolidated obligation discount notes, par	2,136	—	2,136	—	—	—
Commitments to issue consolidated obligation bonds, par	235	—	235	—	—	—
Commitments to purchase mortgage loans	—	—	—	1	—	1
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At September 30, 2021, the original terms of these standby letters of credit range from 1 day to 15 years, including a final expiration in 2036. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $31 and $36 at September 30, 2021, and December 31, 2020, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2021, and December 31, 2020.
There were no commitments to fund advances at September 30, 2021, and December 31, 2020. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank had previously entered into commitments that unconditionally obligated it to purchase mortgage loans from its members. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of September 30, 2021, the Bank had pledged total collateral of $320, including securities with a carrying value of $284, all of which may be repledged, and cash collateral, including accrued interest, of $36 to counterparties and the clearinghouse that had market risk exposure to the Bank related to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivatives. As of December 31, 2020, the Bank had pledged total collateral of $451, including securities with a carrying value of $379, all of which may be repledged, and cash collateral, including accrued interest, of $72 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

	September 30, 2021	December 31, 2020
Assets:
Advances	$3,078	$2,650
Accrued interest receivable	2	3
Liabilities:
Deposits	$122	$27
Capital:
Capital Stock	$111	$103

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income:
Advances	$12	$19	$38	$59
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2021, and December 31, 2020, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2020 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled a de minimis amount and $1 at September 30, 2021, and December 31, 2020, respectively, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2021, the Bank extended no overnight loans to other FHLBanks. During the nine months ended September 30, 2020, the Bank extended overnight loans to other FHLBanks for $925. During the nine months ended September 30, 2021 and 2020, the Bank borrowed $120 and $885, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the three months ended September 30, 2021 and 2020, the Bank recorded a de minimis amount and $1, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense. For the nine months ended September 30, 2021 and 2020, the Bank recorded $1 and $2, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 15 — Subsequent Events
There were no material events identified, subsequent to September 30, 2021, until the time of the Form 10-Q filing with the Securities and Exchange Commission.

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
•changes to, and replacement of, the London Interbank Offered Rate (LIBOR) benchmark interest rate, and the use and acceptance of the Secured Overnight Financing Rate (SOFR) and any alternative reference rate;
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
•changes in the FHLBanks’ long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

Quarterly Overview
Net income for the third quarter of 2021 was $71 million, compared with net income of $161 million for the third quarter of 2020. The $90 million decrease in net income relative to the prior-year period reflected a decrease in other income/(loss) of $73 million and a decrease in net interest income of $27 million. These decreases to net income were partially offset by a $10 million reduction in the Affordable Housing Program (AHP) assessment, which reflected the decline in pre-assessment income.
The $73 million decrease in other income/(loss) was primarily a result of the Bank's receipt of disgorgement proceeds in connection with a Securities and Exchange Commission enforcement action, in the amount of $85 million, in the third quarter of 2020. This decrease in other income/(loss) was partially offset by an increase in net fair value gains associated with non-hedge qualifying derivatives and a decrease in net fair value losses associated with financial instruments carried at fair value. The $27 million decrease in net interest income primarily reflected a decrease in interest-earning assets and a decrease in net gains on designated fair value hedges of $11 million. These decreases to net interest income were partially offset by an improvement in interest spreads on interest-earning assets.
At September 30, 2021, total assets were $54.5 billion, a decrease of $14.1 billion from $68.6 billion at December 31, 2020. Advances decreased $8.4 billion, to $22.6 billion at September 30, 2021, from $31.0 billion at December 31, 2020, as many members maintained significant deposit balances and liquidity resulting from the ongoing economic and financial market impacts of the COVID-19 pandemic, including government intervention. In addition, total investments decreased $4.8 billion, to $30.4 billion at September 30, 2021, from $35.2 billion at December 31, 2020. The majority of the decrease in investments reflected a reduction in U.S. Treasury securities of $6.1 billion and securities purchased under agreements to resell of $0.8 billion, which was partially offset by an increase in Federal funds sold of $4.3 billion, as the Bank continued to manage its liquidity. MBS also contributed to the decline in investments by $2.3 billion. Furthermore, mortgage loans held for portfolio decreased $0.8 billion, to $1.1 billion at September 30, 2021, from $1.9 billion at December 31, 2020, as the Bank stopped purchasing new loans for its own portfolio on March 31, 2021.
Accumulated other comprehensive income/(loss) (AOCI) increased by $89 million during 2021, to $319 million at September 30, 2021, from $230 million at December 31, 2020. The increase in AOCI during 2021 primarily reflected higher fair values of MBS classified as available-for-sale (AFS).
On October 28, 2021, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2021 at an annualized rate of 6.00% that will total $36 million. The Bank recorded the dividend on October 28, 2021, and expects to pay the dividend on November 10, 2021.
As of September 30, 2021, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 11.1%, exceeding the 4.0% requirement. The Bank had $6.1 billion in permanent capital, exceeding its risk-based capital requirement of $1.1 billion.
The Bank will continue to monitor the condition of its balance sheet, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under the current law. As part of the Congressional budget reconciliation process, a legislative proposal is under consideration to set aside fifteen percent of an FHLBank’s net income for its affordable housing program. The FHLBanks have had discussions with members of Congress and their staffs about the potential impact of any proposal in this regard and continue to closely monitor any such proposals and developments.
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in demand for advances from members. The Bank continued to meet its funding needs through the third quarter of 2021.
The Bank transitioned to remote work in mid-March 2020 and continued to operate effectively with employees working remotely through the third quarter of 2021. The Bank has assessed the remote work environment and has taken measures to mitigate cyber-security risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents, cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Selected Balance Sheet Items at Quarter End
Total Assets	$54,459	$54,244	$57,908	$68,634	$75,870
Advances	22,613	24,194	28,140	30,976	37,693
Mortgage Loans Held for Portfolio, Net	1,134	1,301	1,581	1,935	2,404
Investments(1)	30,364	28,403	27,526	35,228	35,221
Consolidated Obligations:(2)
Bonds	22,025	28,839	33,011	44,408	54,921
Discount Notes	24,814	17,598	17,109	16,213	13,300
Mandatorily Redeemable Capital Stock	4	3	1	2	2
Capital Stock —Class B —Putable	2,253	2,269	2,238	2,284	2,465
Unrestricted Retained Earnings	3,059	3,004	2,983	2,919	2,858
Restricted Retained Earnings	743	761	761	761	761
Accumulated Other Comprehensive Income/(Loss) (AOCI)	319	394	367	230	136
Total Capital	6,374	6,428	6,349	6,194	6,220
Selected Operating Results for the Quarter
Net Interest Income	$120	$125	$158	$167	$147
Provision for/(Reversal of) Credit Losses	—	(2)	(6)	(4)	(2)
Other Income/(Loss)	(3)	(26)	(21)	(20)	70
Other Expense	38	39	39	46	40
Affordable Housing Program Assessment	8	7	10	11	18
Net Income/(Loss)	$71	$55	$94	$94	$161
Selected Other Data for the Quarter
Net Interest Margin(3)	0.85%	0.88%	1.04%	0.94%	0.69%
Operating Expenses as a Percent of Average Assets	0.25	0.25	0.23	0.23	0.17
Return on Average Assets	0.49	0.38	0.61	0.52	0.76
Return on Average Equity	4.34	3.45	6.04	6.04	10.59
Annualized Dividend Rate	6.00	6.00	5.00	5.00	5.00
Dividend Payout Ratio(4)	48.99	60.67	32.44	34.61	22.81
Average Equity to Average Assets Ratio	11.32	11.07	10.01	8.65	7.16
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	11.12	11.13	10.33	8.69	8.02
Duration Gap (in months)	—	1	1	1	2
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2021	$641,438
June 30, 2021	666,747
March 31, 2021	696,385
December 31, 2020	746,722
September 30, 2020	819,863
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2021 and 2020, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2021 Compared to Third Quarter of 2020

Average Balance Sheets

	Three Months Ended
	September 30, 2021			September 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,148	$—	0.14%	$2,956	$1	0.16%
Securities purchased under agreements to resell	1,260	1	0.08	4,740	1	0.09
Federal funds sold	7,446	2	0.09	3,380	1	0.09
Trading securities:
Mortgage-backed securities (MBS)	2	—	2.04	3	—	2.99
Other investments	2,522	13	2.06	4,291	23	2.08
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	9,819	56	2.30	10,909	63	2.31
Other investments(3)	904	1	0.27	4,966	4	0.31
Held-to-maturity (HTM) securities:(1)
MBS	3,750	10	1.08	5,915	19	1.28
Mortgage loans held for portfolio	1,221	7	2.34	2,670	7	0.98
Advances(3)	28,486	47	0.66	44,932	88	0.78
Total interest-earning assets	56,558	137	0.96	84,762	207	0.97
Other assets(4)(5)	897	—		(29)	—
Total Assets	$57,455	$137		$84,733	$207
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$24,512	$13	0.22%	$61,660	$47	0.30%
Discount notes	24,996	3	0.05	15,458	12	0.29
Deposits and other borrowings	970	1	0.08	918	—	0.12
Mandatorily redeemable capital stock	6	—	4.31	31	1	13.17
Total interest-bearing liabilities	50,484	17	0.13	78,067	60	0.30
Other liabilities(4)	465	—		599	—
Total Liabilities	50,949	17		78,666	60
Total Capital	6,506	—		6,067	—
Total Liabilities and Capital	$57,455	$17		$84,733	$60
Net Interest Income		$120			$147
Net Interest Spread(6)			0.83%			0.67%
Net Interest Margin(7)			0.85%			0.69%
Interest-earning Assets/Interest-bearing Liabilities	112.03%			108.58%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $13 million and $14 million for the three months ended September 30, 2021 and 2020, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	1	2	—	3
Net interest settlements on derivatives	(44)	(16)	19	(41)
Total net interest income/(expense)	$(50)	$(41)	$19	$(72)

	Three Months Ended
	September 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(1)	(23)	$—	$(24)
Net gain/(loss) on derivatives and hedged items	2	12	—	14
Net interest settlements on derivatives	(91)	(47)	7	(131)
Total net interest income/(expense)	$(90)	$(58)	$7	$(141)
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
Net interest income in the third quarter of 2021 was $120 million, an 18% decrease from $147 million in the third quarter of 2020. The following table details the changes in interest income and interest expense for the third quarter of 2021 compared to the third quarter of 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(1)	$(1)	$—
Federal funds sold	1	1	—
Trading securities: Other investments	(10)	(10)	—
AFS securities:
MBS(2)	(7)	(6)	(1)
Other investments(2)	(3)	(3)	—
HTM securities: MBS	(9)	(6)	(3)
Mortgage loans held for portfolio	—	(5)	5
Advances(2)	(41)	(29)	(12)
Total interest-earning assets	(70)	(59)	(11)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(34)	(23)	(11)
Discount notes	(9)	4	(13)
Deposits and other borrowings	1	1	—
Mandatorily redeemable capital stock	(1)	(1)	—
Total interest-bearing liabilities	(43)	(19)	(24)
Net interest income	$(27)	$(40)	$13
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 85 basis points for the third quarter of 2021, 16 basis points higher than the net interest margin for the third quarter of 2020, which was 69 basis points. The net interest spread was 83 basis points for the third quarter of 2021, 16 basis points higher than the net interest spread for the third quarter of 2020, which was 67 basis points. These increases were primarily a result of lower funding costs, partially offset by a decrease in net gains on designated fair value hedges.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2021 and 2020.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2021	September 30, 2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(13)	$(19)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(9)	(7)
Net gain/(loss) on derivatives	15	5
Gain on disgorgement settlement	—	85
Other, net	4	6
Total Other Income/(Loss)	$(3)	$70
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(13) million and $(19) million for the three months ended September 30, 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2021	September 30, 2020
Advances	$(11)	$(8)
Consolidated obligation bonds	2	1
Total	$(9)	$(7)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2021 and 2020.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

	Three Months Ended
(In millions)	September 30, 2021			September 30, 2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$21	$(10)	$11	$25	$(14)	$11
Not elected for fair value option	3	3	6	—	(5)	(5)
Consolidated obligation bonds:
Elected for fair value option	(1)	—	(1)	(1)	1	—
Not elected for fair value option	(1)	—	(1)	(5)	2	(3)
Consolidated obligation discount notes:
Not elected for fair value option	1	(1)	—	2	(2)	—
Non-MBS investments:
Not elected for fair value option	8	(8)	—	18	(16)	2
Total	$31	$(16)	$15	$39	$(34)	$5
During the third quarter of 2021, net gains on derivatives totaled $15 million compared to net gains of $5 million in the third quarter of 2020. These amounts included expense of $16 million and expense of $34 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. In addition, the Bank made out-of-period adjustments in the third quarter of 2021 that resulted in an overstatement of net gain/(loss) on derivatives of $13 million for the three months ended September 30, 2021. For more information on the adjustment, see “Item 1. Financial Statements – Note 1 – Basis of Presentation.”
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Average Balance Sheets

	Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,195	$1	0.14%	$3,577	$14	0.54%
Securities purchased under agreements to resell	1,417	1	0.07	5,020	20	0.52
Federal funds sold	5,843	4	0.08	5,039	16	0.43
Trading securities:
MBS	2	—	2.29	3	—	3.26
Other investments	3,461	54	2.07	3,880	61	2.08
AFS securities:(1)
MBS(2)(3)	9,957	165	2.22	10,712	152	1.90
Other investments(3)	2,174	3	0.21	5,199	27	0.69
HTM securities:(1)
MBS	4,161	34	1.11	6,499	92	1.89
Mortgage loans held for portfolio	1,464	34	3.08	3,023	22	0.96
Advances(4)	28,832	167	0.77	58,622	509	1.16
Total interest-earning assets	58,506	463	1.06	101,574	913	1.20
Other assets(4)(5)	986	—		215	—
Total Assets	$59,492	$463		$101,789	$913
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$31,258	$49	0.21%	$69,743	$405	0.78%
Discount notes	20,172	10	0.06	24,077	163	0.90
Deposits and other borrowings	1,123	1	0.08	799	2	0.37
Mandatorily redeemable capital stock	4	—	4.02	82	5	8.34
Borrowings from other FHLBanks	—	—	—	1	—	8.70
Total interest-bearing liabilities	52,557	60	0.15	94,702	575	0.81
Other liabilities(4)	520	—		749	—
Total Liabilities	53,077	60		95,451	575
Total Capital	6,415	—		6,338	—
Total Liabilities and Capital	$59,492	$60		$101,789	$575
Net Interest Income		$403			$338
Net Interest Spread(6)			0.91%			0.39%
Net Interest Margin(7)			0.92%			0.44%
Interest-earning Assets/Interest-bearing Liabilities	111.32%			107.26%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $39 million and $45 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(15)	$(81)	$—	$(96)
Net gain/(loss) on derivatives and hedged items	2	11	—	13
Net interest settlements on derivatives	(165)	(61)	43	(183)
Total net interest income/(expense)	$(178)	$(131)	$43	$(266)

	Nine Months Ended
	September 30, 2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(2)	$(25)	$—	$(27)
Net gain/(loss) on derivatives and hedged items	(4)	(24)	—	(28)
Net interest settlements on derivatives	(223)	(143)	18	(348)
Total net interest income/(expense)	$(229)	$(192)	$18	$(403)
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
Net interest income in the first nine months of 2021 was $403 million, a 19% increase from $338 million in the first nine months of 2020. The following table details the changes in interest income and interest expense for the first nine months of 2021 compared to the first nine months of 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(13)	$(6)	$(7)
Securities purchased under agreements to resell	(19)	(9)	(10)
Federal funds sold	(12)	1	(13)
Trading securities: Other investments	(7)	(7)	—
AFS securities:
MBS(2)	13	(6)	19
Other investments(2)	(24)	(11)	(13)
HTM securities: MBS	(58)	(27)	(31)
Mortgage loans held for portfolio	12	(10)	22
Advances(2)	(342)	(207)	(135)
Total interest-earning assets	(450)	(282)	(168)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(356)	(154)	(202)
Discount notes	(153)	(23)	(130)
Deposits and other borrowings	(1)	—	(1)
Mandatorily redeemable capital stock	(5)	(3)	(2)
Total interest-bearing liabilities	(515)	(180)	(335)
Net interest income	$65	$(102)	$167
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 92 basis points for the first nine months of 2021, 48 basis points higher than the net interest margin for the first nine months of 2020, which was 44 basis points. The net interest spread was 91 basis points for the first nine months of 2021, 52 basis point higher than the net interest spread for the first nine months of 2020, which was 39 basis points. These increases were primarily a result of an increase in net gains on designated fair value hedges, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and lower funding costs.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2021 and 2020.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(50)	$36
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(40)	96
Net gain/(loss) on derivatives	25	(156)
Gain on disgorgement settlement	—	85
Other, net	15	18
Total Other Income/(Loss)	$(50)	$79
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(50) million and $36 million for the nine months ended September 30, 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Advances	$(43)	$97
Consolidated obligation bonds	3	(1)
Total	$(40)	$96
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

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
(In millions)	September 30, 2021			September 30, 2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$67	$(29)	$38	$(89)	$(24)	$(113)
Not elected for fair value option	(13)	4	(9)	30	(27)	3
Consolidated obligation bonds:
Elected for fair value option	(2)	1	(1)	1	1	2
Not elected for fair value option	(4)	1	(3)	—	9	9
Consolidated obligation discount notes:
Not elected for fair value option	3	(2)	1	(3)	24	21
Non-MBS investments:
Not elected for fair value option	35	(36)	(1)	(46)	(35)	(81)
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	3	—	3
Total	$86	$(61)	$25	$(104)	$(52)	$(156)
During the first nine months of 2021, net gains on derivatives and hedging activities totaled $25 million compared to net losses of $156 million in the first nine months of 2020. These amounts included expense of $61 million and expense of $52 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on fair value and economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Return on Average Equity. Return on average equity (ROE) was 4.34% (annualized) for the third quarter of 2021, compared to 10.59% (annualized) for the third quarter of 2020. The decrease primarily reflected lower net income for the third quarter of 2021, which decreased 56%, from $161 million in the third quarter of 2020 to $71 million in the third quarter of 2021, and an increase in average equity from $6.1 billion in the third quarter of 2020 to $6.5 billion in the third quarter of 2021.
ROE was 4.59% (annualized) for the first nine months of 2021, compared to 5.08% (annualized) for the first nine months of 2020. The decrease primarily reflected lower net income for the first nine months of 2021, which decreased 9%, from $241 million in the first nine months of 2020 to $220 million in the first nine months of 2021, and an increase in average equity from $6.3 billion in the first nine months of 2020 to $6.4 billion in the first nine months of 2021.
Dividends and Retained Earnings. In the third quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the third quarter of 2020, the Bank paid dividends at an annualized rate of 5.00%, totaling $37 million, including $36 million in dividends on capital stock and $1 million in dividends on mandatorily redeemable capital stock.
In the first nine months of 2021, the Bank paid dividends at an annualized rate of 5.65%, totaling $98 million, including $98 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first nine months of 2020, the Bank paid dividends at an annualized rate of 5.68%, totaling $131 million, including $126 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 28, 2021, the Bank’s board of directors declared a cash dividend on the capital stock outstanding during the third quarter of 2021 at an annualized rate of 6.00%, totaling $36 million. The Bank recorded the dividend on October 28, 2021. The Bank expects to pay the dividend on November 10, 2021.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $2.4 billion to $2.5 billion during all of 2019 and continuing through September 2020. In September 2020, the methodology was further revised and resulted in a required level of retained earnings of $2.9 billion. In January 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.9 billion. In July 2021, the methodology was further revised and resulted in a required level of retained earnings of $1.5 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate. Total restricted retained earnings were $743 million and $761 million as of September 30, 2021, and December 31, 2020, respectively.
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
Financial Condition
Total assets were $54.5 billion at September 30, 2021, compared to $68.6 billion at December 31, 2020. Advances decreased by $8.4 billion, or 27%, to $22.6 billion at September 30, 2021, from $31.0 billion at December 31, 2020. MBS investments decreased by $2.3 billion, or 15%, to $13.5 billion at September 30, 2021, from $15.8 billion at December 31, 2020. Average total assets were $57.5 billion for the third quarter of 2021, a 32% decrease from $84.7 billion for the third quarter of 2020. Average total assets were $59.5 billion for the first nine months of 2021, a 41% decrease from $101.8 billion for the first nine months of 2020. Average advances were $28.5 billion for the third quarter of 2021, a 37% decrease from $44.9 billion for the third quarter of 2020. Average advances were $28.8 billion for the first nine months of 2021, a 51% decrease from $58.6 billion for the first nine months of 2020. Average MBS investments were $13.6 billion for the third quarter of 2021, a 19% decrease from $16.8 billion for the third quarter of 2020. Average MBS investments were $14.1 billion for the first nine months of 2021, an 18% decrease from $17.2 billion for the first nine months of 2020.
Advances outstanding at September 30, 2021, included unrealized gains of $306 million, of which $220 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $86 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2020, included unrealized gains of $639 million, of which $509 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $130 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2020, to September 30, 2021, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $48.1 billion at September 30, 2021, a decrease of $14.3 billion from $62.4 billion at December 31, 2020, primarily reflecting a $13.8 billion decrease in consolidated obligations outstanding to $46.8 billion at September 30, 2021, from $60.6 billion at December 31, 2020. Average total liabilities were $50.9 billion for the third quarter of 2021, a 35% decrease compared to $78.7 billion for the third quarter of 2020. Average total liabilities were $53.1 billion for the first nine months of 2021, a 45% decrease compared to $95.5 billion for the first nine months of 2020. Average consolidated obligations were $49.5 billion for the third quarter of 2021 and $77.1 billion for the third quarter of 2020. Average consolidated obligations were $51.4 billion for the first nine months of 2021 and $93.8 billion for the first nine months of 2020.
Consolidated obligations outstanding at September 30, 2021, included unrealized gains of $47 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and $2 million of unrealized gains on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2020, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2020, to September 30, 2021, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $641.4 billion at September 30, 2021, and $746.7 billion at December 31, 2020.
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
Certain Bank assets, liabilities, and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2020 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan addresses three key strategies to mitigate the risks to the Bank associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including SOFR, (ii) transact SOFR-indexed advances and bonds, and (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts. In addition, the Transition Plan limits new LIBOR transactions with maturities beyond the end of 2021 consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the

Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
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
At September 30, 2021, the Bank had no exposure to LIBOR settings that cease immediately after December 31, 2021.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at September 30, 2021, and December 31, 2020.

LIBOR-Indexed Financial Instruments
(In millions)
September 30, 2021
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$—	$250	$—	$10	$260
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	—	19	4,385	4,404
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	453	517	309	641	1,920
Uncleared	21	112	23	287	443
Total	$474	$879	$351	$5,323	$7,027

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$300	$—	$—	$—	$300
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	—	210	50	79	339
Uncleared	—	35	—	—	35
Total	$300	$245	$50	$79	$674

December 31, 2020
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$250	$—	$10	$360
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	1	98	5,645	5,744
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,852	887	369	798	8,906
Uncleared	213	112	22	394	741
Total	$7,165	$1,250	$489	$6,847	$15,751

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$6,798	$—	$—	$—	$6,798
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	1,523	559	100	28	2,210
Uncleared	238	35	—	95	368
Total	$8,559	$594	$100	$123	$9,376
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.

As of September 30, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. During 2021 and in total, the Bank has issued $1.1 billion and $102.3 billion, respectively, in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index at September 30, 2021, and December 31, 2020.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)	Amount Outstanding
Interest Rate Index	September 30, 2021	December 31, 2020
LIBOR	$300	$6,798
SOFR	6,515	30,915
Total par value	$6,815	$37,713
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $11.1 billion to $39.8 billion (73% of total assets) at September 30, 2021, from $50.9 billion (74% of total assets) at December 31, 2020.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $42 million in the third quarter of 2021, a decrease of $21 million, or 33%, compared to $63 million in the third quarter of 2020, which was primarily due to a decline in spreads on advances-related assets. Adjusted net interest income for this segment was $143 million in the first nine months of 2021, a decrease of $55 million, or 28%, compared to $198 million in the first nine months of 2020, which was primarily due to lower balances of advances and other credit products.

Adjusted net interest income for this segment represented 40% and 54% of total adjusted net interest income for the third quarter of 2021 and 2020, respectively, and 42% and 59% of total adjusted net interest income for the first nine months of 2021 and 2020, respectively.
Advances – The par value of advances outstanding decreased by $8.0 billion, or 26%, to $22.3 billion at September 30, 2021, from $30.3 billion at December 31, 2020. Average advances outstanding were $28.5 billion for the third quarter of 2021, a 37% decrease from $44.9 billion for the third quarter of 2020. Average advances outstanding were $28.8 billion for the first nine months of 2021, a 51% decrease from $58.6 billion for the first nine months of 2020. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, quarter end balances may vary significantly from average balances for the quarter.
As of September 30, 2021, advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $4.8 billion from the Bank’s top five borrowers and their affiliates as of December 31, 2020, and advances outstanding to the Bank’s other borrowers decreased by $3.2 billion. Advances to the top five borrowers decreased to $14.7 billion at September 30, 2021, from $19.5 billion at December 31, 2020, including First Republic Bank, whose advances and capital stock exceeded 10% of the Bank’s total advances and capital stock, respectively, as of September 30, 2021. If First Republic Bank continues to prepay advances or does not renew advances that come due, and if no other advances are made to replace these advances, the Bank’s total advances may be significantly reduced in following quarters. In addition, it was announced on September 21, 2021, that U.S. Bancorp entered into an agreement to acquire MUFG Union Bank, National Association (Union Bank), whose advances exceeded 10% of the Bank’s total advances as of September 30, 2021. U.S. Bancorp is not a member of the Bank. If Union Bank is no longer a member of the Bank or any successor does not become a member of the Bank, and if no other advances are made to replace Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of a significant member. (See “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” and “Item 1. Financial Statements – Note 9 – Capital – Concentration” for further information.) The $8.0 billion decrease in advances outstanding reflected a $6.7 billion decrease in fixed rate advances, a $1.1 billion decrease in adjustable rate advances, and a $0.2 billion decrease in variable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the future.
The components of the advances portfolio at September 30, 2021, and December 31, 2020, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2021		December 31, 2020
(Dollar in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$250	1%
Adjustable – SOFR, callable at borrower’s option	—	—	1,100	4
Subtotal adjustable rate advances	250	1	1,350	5
Fixed	5,274	24	6,108	20
Fixed – amortizing	74	—	126	—
Fixed – with PPS(1)	1,566	7	1,687	5
Fixed – with FPS(1)	14,293	64	19,919	66
Fixed – with caps and PPS(1)	10	—	110	—
Fixed – callable at borrower’s option with FPS(1)	70	—	—	—
Fixed – putable at Bank’s option	200	1	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	21,507	96	28,170	92
Daily variable rate	550	3	818	3
Total par value	$22,307	100%	$30,338	100%
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
The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at September 30, 2021, and December 31, 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	September 30, 2021	December 31, 2020
Due in 2021	$—	$100
Due in 2022	250	250
Due after June 30, 2023(1)	10	10
Total LIBOR-Indexed Advances(2)	$260	$360
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $16.9 billion and $19.4 billion as of September 30, 2021, and December 31, 2020, respectively. The decrease in the total size of the non-MBS investment portfolio primarily reflected a decrease in securities purchased under agreements to resell and U.S. Treasury securities, that was partially offset by an increase in Federal funds sold, as the Bank continued to manage its liquidity.

Interest rate payment terms for non-MBS investments classified as trading and AFS at September 30, 2021, and December 31, 2020, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2021	December 31, 2020
Fair value of fixed rate trading securities	$2,258	$4,257
Amortized cost of AFS securities	856	4,980
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $33.4 billion at September 30, 2021, from $44.7 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At September 30, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $58.6 billion, of which $22.2 billion were hedging advances, $27.3 billion were hedging consolidated obligations, $3.1 billion were economically hedging non-MBS investments, and $6.0 billion were offsetting derivatives. At December 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.4 billion, of which $28.5 billion were hedging advances, $20.7 billion were hedging consolidated obligations, $7.1 billion were economically hedging non-MBS investments, and $11.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
In early March 2020, the FOMC stated that the COVID-19 outbreak presented evolving risks to economic activity. Consequently, the FOMC decided to lower the target range for the Federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the early March 2020 Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter of 2020, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. The following table presents a comparison of selected market interest rates as of September 30, 2021, and December 31, 2020.

Selected Market Interest Rates

Market Instrument	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Federal Reserve target range for overnight Federal funds	0.00-0.25%	0.00-0.25%	0.00-0.25%	1.50-1.75%
Secured Overnight Financing Rate	0.05	0.07	0.08	1.55
3-month Treasury bill	0.03	0.06	0.10	1.55
2-year Treasury note	0.28	0.12	0.13	1.57
5-year Treasury note	0.97	0.36	0.28	1.69

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
Assets associated with this segment were $14.7 billion (27% of total assets) at September 30, 2021, and $17.8 billion at December 31, 2020 (26% of total assets).
Adjusted net interest income for this segment was $62 million in the third quarter of 2021, an increase of $9 million, or 17%, from $53 million in the third quarter of 2020, which was primarily a result of higher spreads from lower funding costs. Adjusted net interest income for this segment was $200 million in the first nine months of 2021, an increase of $60 million, or 43%, from $140 million in the first nine months of 2020. This increase was primarily a result of higher spreads from lower funding costs, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and a reversal of prior period expected credit losses, partially offset by lower earnings from lower balances of mortgage-related products.
Adjusted net interest income for this segment represented 60% and 46% of total adjusted net interest income for the third quarter of 2021 and 2020, respectively, and 58% and 41% of total adjusted net interest income for the first nine months of 2021 and 2020, respectively.
MBS Investments – The Bank’s MBS portfolio was $13.5 billion at September 30, 2021, compared with $15.8 billion at December 31, 2020. During the first nine months of 2021, the Bank’s MBS portfolio decreased with $2.0 billion in principal repayments and a $0.3 billion decrease in basis adjustments, partially offset by $0.1 billion of fair value gains. Average MBS investments were $13.6 billion in the third quarter of 2021, a decrease of $3.2 billion from $16.8 billion in the third quarter of 2020. Average MBS investments were $14.1 billion in the first nine months of 2021, a decrease of $3.1 billion from $17.2 billion in the first nine months of 2020. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and held-to-maturity (HTM) at September 30, 2021, and December 31, 2020, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2021	December 31, 2020
Fair value of trading securities:
Adjustable rate	$2	$3
Total trading securities	$2	$3
Amortized cost of AFS securities:
Fixed rate	$8,496	$9,050
Adjustable rate	1,152	1,426
Total AFS securities	$9,648	$10,476
Amortized cost of HTM securities:
Fixed rate	$491	$1,013
Adjustable rate	3,030	4,068
Total HTM securities	$3,521	$5,081
MPF Program – Under the MPF Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank facilitated the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sold loans under the MPF Xtra product, the loans were sold to a third-party investor and were not recorded on the Bank’s Statements of Condition. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. On March 31, 2021, the Bank closed all remaining open commitments to purchase loans for its own portfolio under the MPF Original product, and by June 30, 2021, the Bank no longer facilitated the purchase of mortgage loans under the MPF Xtra product.
As of September 30, 2021, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.
Mortgage loan balances decreased to $1.1 billion at September 30, 2021, from $1.9 billion at December 31, 2020, a decrease of $0.8 billion. Average mortgage loans were $1.2 billion in the third quarter of 2021, a decrease of $1.5 billion from $2.7 billion in the third quarter of 2020. Average mortgage loans were $1.5 billion in the first nine months of 2021, a decrease of $1.5 billion from $3.0 billion in the first nine months of 2020.
At September 30, 2021, and December 31, 2020, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2020 Form 10-K. Mortgage loan balances at September 30, 2021, and December 31, 2020, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2021	December 31, 2020
MPF Plus	$113	$139
MPF Original	994	1,767
Subtotal	1,107	1,906
Unamortized premiums	29	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio	1,135	1,939
Less: Allowance for credit losses	(1)	(4)
Mortgage loans held for portfolio, net	$1,134	$1,935
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $3.1 billion to $14.7 billion at September 30, 2021, from $17.8 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $17.0 billion at September 30, 2021, of which $8.0 billion were associated with MBS and $9.0 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio. The notional amount of derivative instruments associated with the mortgage-related business totaled $11.2 billion at December 31, 2020, of which $8.3 billion were associated with MBS, $2.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.4 billion were offsetting derivatives.
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

Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2021, and December 31, 2020.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2021			December 31, 2020
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$16,185	21%	At least BBB	$7,227	9%
Subtotal uncleared		16,185	21		7,227	9
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	12,830	17	A	28,977	37
Morgan Stanley & Co. LLC	A	46,550	62	A	42,440	54
Subtotal cleared		59,380	79		71,417	91
Total(3)		$75,565	100%		$78,644	100%

(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at September 30, 2021, and December 31, 2020. For purposes of clearing swaps with LCH Ltd, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
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
The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps generally between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent monthends. The Bank is also required to perform an annual liquidity stress test and report the results to the Finance Agency.
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
As of September 30, 2021, and December 31, 2020, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of September 30, 2021, and December 31, 2020, were within the tolerance levels provided by the Finance Agency guidance.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of September 30, 2021, and December 31, 2020, the Bank complied with this capital guidance.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2021, and December 31, 2020. The Bank’s risk-based capital requirement decreased to $1.1 billion at September 30, 2021, from $1.4 billion at December 31, 2020.

Regulatory Capital Requirements

	September 30, 2021		December 31, 2020
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,109	$6,059	$1,404	$5,966
Total regulatory capital	$2,178	$6,059	$2,745	$5,966
Total regulatory capital ratio	4.00%	11.12%	4.00%	8.69%
Leverage capital	$2,723	$9,088	$3,432	$8,949
Leverage ratio	5.00%	16.69%	5.00%	13.04%
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2021, and December 31, 2020.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	253	128	$28,693	$200,896	14%
4-6	73	32	9,140	30,929	30
7-10	3	2	20	39	51
Subtotal	329	162	37,853	231,864	16
Community development financial institutions (CDFIs)	7	7	117	130	90
Housing associates	2	—	—	—	—
Total	338	169	$37,970	$231,994	16%

December 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	236	164	$37,225	$188,637	20%
4-6	95	59	12,508	50,199	25
7-10	4	2	32	34	94
Subtotal	335	225	49,765	238,870	21
CDFIs	7	7	103	116	89
Housing associates	2	—	—	—	—
Total	344	232	$49,868	$238,986	21%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$456	$468
11% – 25%	7	659	828
26% – 50%	14	1,605	2,414
More than 50%	144	35,250	228,284
Total	169	$37,970	$231,994

December 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$1,417	$1,511
11% – 25%	3	116	137
26% – 50%	27	9,858	18,210
More than 50%	184	38,477	219,128
Total	232	$49,868	$238,986

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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2021, and December 31, 2020.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2021		December 31, 2020
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$424	$402	$195	$190
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,774	3,628	4,236	4,120
Agency pools and collateralized mortgage obligations	17,420	16,460	16,399	15,758
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	4	3	3	3
PLRMBS – private label investment-grade-rated senior tranches	325	204	18	12
Term deposits with the Bank	66	66	16	16
Total	$22,013	$20,763	$20,867	$20,099
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
As of September 30, 2021, of the loan collateral pledged to the Bank, 15% was pledged by 22 institutions by specific identification, 56% was pledged by 117 institutions under a blanket lien with detailed reporting, and 29% was pledged by 129 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of September 30, 2021, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2021, and December 31, 2020.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$165,890	$130,066	$167,058	$131,671
Second lien residential mortgage loans and home equity lines of credit	13,828	6,479	15,349	6,441
Multifamily mortgage loans	39,989	27,515	43,324	28,376
Commercial mortgage loans	71,626	46,250	78,886	48,637
Loan participations(1)	657	200	3,783	2,591
Small business, small farm, and small agribusiness loans	3,077	721	4,820	1,171
Total	$295,067	$211,231	$313,220	$218,887
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2021, and December 31, 2020, the unpaid principal balance of these loans totaled $5 billion and $5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2021
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$3,114	$—	$—	$—	$—	$3,114
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	137	—	—	—	—	137
GSEs – single-family:
Freddie Mac	—	250	—	—	—	—	250
Fannie Mae(2)	6	873	4	—	2	—	885
Subtotal	6	1,123	4	—	2	—	1,135
GSEs – multifamily:
Freddie Mac	—	2,126	—	—	—	—	2,126
Fannie Mae	—	8,156	—	—	—	—	8,156
Subtotal	—	10,282	—	—	—	—	10,282
Total GSEs	6	11,405	4	—	2	—	11,417
PLRMBS:
Prime	—	18	22	39	128	97	304
Alt-A	—	21	36	41	1,016	520	1,634
Total PLRMBS	—	39	58	80	1,144	617	1,938
Total MBS	6	11,581	62	80	1,146	617	13,492
Total securities	6	14,695	62	80	1,146	617	16,606
Interest-bearing deposits	—	—	1,125	—	—	—	1,125
Securities purchased under agreements to resell	—	5,500	1,000	—	—	—	6,500
Federal funds sold	—	1,400	4,383	350	—	—	6,133
Total investments	$6	$21,595	$6,570	$430	$1,146	$617	$30,364

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
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at September 30, 2021, and December 31, 2020, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2021, and December 31, 2020.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2021	December 31, 2020
Interest-bearing deposits	$1,125	$1,077
Federal funds sold	6,133	1,880
Total	$7,258	$2,957

(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2021, and December 31, 2020.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2021, 80% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2021, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2021
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$1,125	$350	$1,475
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,400	—	1,400
Canada	1,400	1,400	—	2,800
Netherlands	—	113	—	113
Sweden	—	920	—	920
United Kingdom	—	550	—	550
Total U.S. branches and agency offices of foreign commercial banks	1,400	4,383	—	5,783
Total unsecured credit exposure	$1,400	$5,508	$350	$7,258
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2021.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2021. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2021, the Bank’s MBS portfolio was

207% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At September 30, 2021, PLRMBS representing 11% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of September 30, 2021, the Bank’s investment in MBS had gross unrealized losses totaling $10 million, $6 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2021, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate investment securities by interest rate index and the unpaid principal balance of LIBOR-indexed investments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at September 30, 2021, and December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	September 30, 2021	December 31, 2020
LIBOR(1)	$4,404	$5,744
Constant maturity Treasury	78	101
Other	—	1
Total adjustable rate investment securities(2)	$4,482	$5,846

LIBOR-Indexed Investment Securities by Redemption Term
(In millions)	MBS
Redemption Term	September 30, 2021	December 31, 2020
Due in 2022	$—	$1
Due through June 30, 2023	19	98
Due thereafter(2)	4,385	5,645
Total LIBOR-Indexed investment securities	$4,404	$5,744
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
(2)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
Derivative Counterparties. The Bank has adopted credit policies and exposure limits for uncleared derivatives credit exposure. Interest rate exchange agreements may be either entered into directly with a counterparty (uncleared derivatives) or executed either with an executing dealer or on a swap execution facility and then cleared through a futures commission merchant or clearing agent with a derivatives clearing organization (cleared derivatives).
Uncleared Derivatives – The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of margin at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount).
The Bank is subject to the risk of potential nonperformance by the counterparties to derivative agreements. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2021.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first nine months of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. Because of a decline in market values of cleared derivatives during the first nine months of 2020, there was an increase in variation margin posted on cleared derivatives that resulted in an increase in net cash used in operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2021.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$46	$1	$(1)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	50	(1)	1	—	—
Cleared derivatives(2)	59,380	(9)	20	284	295
Total derivative positions with credit exposure to nonmember counterparties	59,476	$(9)	$20	$284	$295
Derivative positions without credit exposure	16,089
Total notional	$75,565

December 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$91	$3	$(3)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	101	(4)	4	—	—
Cleared derivatives(2)	71,417	(12)	13	379	380
Total derivative positions with credit exposure to nonmember counterparties	71,609	(13)	14	379	380
Member institutions(3)	1	—	—	—	—
Total	71,610	$(13)	$14	$379	$380
Derivative positions without credit exposure	7,035
Total notional	$78,645
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at September 30, 2021, and December 31, 2020.
(3)Member institutions include mortgage delivery commitments with members.
The Bank primarily executes overnight index swap (OIS) derivatives indexed to SOFR and the Effective Federal Funds Rate (EFFR) to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at September 30, 2021, and December 31, 2020.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	September 30, 2021		December 31, 2020
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$34,345	$40,371	$47,425	$24,640
LIBOR	374	2,363	2,578	9,647
SOFR	32,547	26,315	20,481	32,609
OIS - EFFR	7,749	5,966	7,380	10,968
Total notional amount	$75,015	$75,015	$77,864	$77,864
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at September 30, 2021, and December 31, 2020. As of September 30, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
September 30, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$—	$—	$453	$21
Terminates in 2022	210	35	517	112
Terminates through June 30, 2023	50	—	309	23
Terminates thereafter(1)	79	—	641	287
Total Notional Amount	$339	$35	$1,920	$443

December 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$1,523	$238	$6,852	$213
Terminates in 2022	559	35	887	112
Terminates through June 30, 2023	100	—	369	22
Terminates thereafter(1)	28	95	798	394
Total Notional Amount	$2,210	$368	$8,906	$741
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
There have been no significant changes in the judgments and assumptions made during the first nine months of 2021 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2020 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
FHLBank Membership. On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank membership issues covering five issues, including: (i) requirements for de novo community development financial institutions, (ii) automatic transfer of membership, (iii) large non-member institutions merging with small members, (iv) applicant’s compliance with the “financial condition” requirement, and (v) the definition of insurance company. The supervisory letter is intended to provide uniform guidance to the FHLBanks in the event other FHLBanks encounter similar circumstances. The Bank continues to evaluate the supervisory letter and its effect on Bank membership.
Fair Housing and Fair Lending Enforcement. On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.
On August 12, 2021, the Finance Agency and the U.S. Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks.
The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential effect on the Bank.
Annual Designation of Member Director and Independent Director Positions. On June 2, 2021, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2022, the same allocation of positions as for 2021. In addition, the Finance Agency designated seven independent director positions for the Bank for 2022, the same number of positions as for 2021. Two of the

California member director positions, and two of the independent director positions, all with current terms ending on December 31, 2021, will be filled through an election of the members located in California (for the two California member director positions), and an election of all members of the Bank (for the two independent director positions). The elections will be held in the fourth quarter of 2021. The two California member director positions and the two independent director positions will each have a four-year term that begins on January 1, 2022.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $641.4 billion at September 30, 2021, and $746.7 billion at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $46.9 billion at September 30, 2021, and $60.6 billion at December 31, 2020. The Bank had committed to the issuance of $235 million in consolidated obligations at September 30, 2021. The Bank had no commitments to issue consolidated obligations at December 31, 2020.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2021, the Bank had no advance commitments and $15.5 billion in standby letters of credit outstanding. At December 31, 2020, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding.
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
The Bank’s Risk Appetite Framework includes a market risk management objective aimed at maintaining a relatively low adverse exposure of the market value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in market rate factors. See “Total Bank Market Risk” below.
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted return on capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Total Bank Market Risk
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2021.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2021	December 31, 2020
+200 basis-point change above current rates	–2.1%	–3.0%
+100 basis-point change above current rates	–0.8	–1.3
–100 basis-point change below current rates(2)	+1.4	+4.9
–200 basis-point change below current rates(2)	+4.5	+5.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2021, are comparable with the estimates as of December 31, 2020, with the exception of the declining 100 basis-point rate scenario. The increase in intermediate and long-term interest rates in the first quarter of 2021 resulted in a larger absolute down 100 basis-point rate shock relative to yearend. Interest rates continue to remain at historically low levels, ranging from 4 basis points for the one-month Treasury bill to 153 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 292% as of September 30, 2021.
Adjusted Return on Capital – The adjusted return on capital is a measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock and the 20% of net income allocated to the Bank’s restricted retained earnings account in accordance with the FHLBanks’ Joint Capital Enhancement (JCE) Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be available to be paid as dividends to shareholders. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $18 from restricted retained earnings to unrestricted retained earnings during the third quarter of 2021.
The Bank’s Risk Appetite Framework incorporates a limit on the sensitivity of projected financial performance to projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 20 basis points in the –200 basis-points scenario, well within the limit of –120 basis points.
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a risk limit.

Total Bank Duration Gap Analysis

	September 30, 2021		December 31, 2020
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$54,459	3	$68,634	4
Liabilities	48,085	3	62,440	3
Net	$6,374	—	$6,194	1
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
The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related segment each day. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricing of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. These analyses are used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low-risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2021, was $14.6 billion, including $13.5 billion in MBS and $1.1 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2020, was $17.7 billion, including $15.8 billion in MBS and $1.9 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $12.6 billion, or 86%, of MBS and mortgage loans at September 30, 2021, and $14.2 billion, or 80%, of MBS and mortgage loans at December 31, 2020. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $2.0 billion, or 14%, of MBS and mortgage loans, at September 30, 2021, and $3.5 billion, or 20%, of MBS and mortgage loans at December 31, 2020.
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
As discussed above in “Total Bank Market Risk – Market Value of Capital Sensitivity,” the Bank uses market value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk limits and guidelines for the mortgage-related business address the market value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2021, and December 31, 2020.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2021	December 31, 2020
+200 basis-point change	–0.6%	–1.3%
+100 basis-point change	–0.1	–0.4
–100 basis-point change(2)	+0.1	+2.8
–200 basis-point change(2)	+2.6	+2.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2020, to September 30, 2021, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended September 30, 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
On November 3, 2021, the Bank appointed Kitty Payne as senior vice president and Controller. Effective November 8, 2021, Ms. Payne will also be appointed as the Bank’s principal accounting officer. Until the effective date of Ms. Payne’s appointment as Controller, Ludmila (Lucy) Sheftel served as the Bank’s Acting Controller whereupon Ms. Sheftel became the Bank’s Deputy Controller; and until the effective date of Ms. Payne’s appointment as the Bank’s principal accounting officer, Ms. Sheftel will continue to serve as the Bank’s principal accounting officer.
Ms. Payne, age 51, has served as Chief Financial Officer of Commercial Bank of California since 2019. From 2018 to 2019, Ms. Payne served as the Corporate Controller of Advanced Air, LLC. Before joining Advanced Air, LLC, Ms. Payne was the Chief Accounting Officer at Fidelity Bank (acquired by Ameris Bank in 2019) from 2014 to 2018, an executive vice president at Capital Bank from 2010 to 2013, and Chief Financial Officer at First National Bank of the South from 1999 to 2010. Ms. Payne is a certified public accountant and was employed with KPMG LLP, serving as a senior manager (tax) from 1996 to 1999, and prior to that, senior accountant (audit) from 1992 to 1996. Ms. Payne has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships between Ms. Payne and any of the Bank’s directors or executive officers.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Senior Officer Corporate Severance Policy, as amended and restated on July 30, 2021

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2021.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ LUDMILA V. SHEFTEL
Ludmila V. Sheftel Managing Director and Deputy Controller (Principal accounting officer)